Form 10-Q
period 2010-06-30
Ameresco, Inc.
filed 2010-09-07
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number: 001-34811

Ameresco, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3512838 (I.R.S. Employer Identification No.)

111 Speen Street, Suite 410
Framingham, Massachusetts	01701
(Address of Principal Executive Offices)	(Zip Code)
(508) 661-2200
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of September 2, 2010

Class A Common Stock, $0.0001 par value per share	22,738,276
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.

Part 1 — Financial Information

Item 1.	Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,927,540	$21,134,396
Restricted cash	9,249,885	12,678,202
Accounts receivable, net	61,279,515	61,796,173
Accounts receivable retainage	9,242,288	11,467,635
Costs and estimated earnings in excess of billings	14,009,076	21,694,313
Inventory, net	4,237,909	5,332,967
Prepaid expenses and other current assets	8,077,761	11,748,800
Deferred income taxes	9,279,473	10,071,666
Project development costs	8,468,974	8,386,250

Total current assets	171,772,421	164,310,402

Federal ESPC receivable financing	51,397,347	110,087,030
Property and equipment, net	4,373,256	4,204,292
Project assets, net	117,637,990	126,439,662
Deferred financing fees, net	3,582,560	4,311,988
Goodwill	16,132,429	16,132,429
Other assets	10,648,605	8,627,293

	203,772,187	269,802,694

	$375,544,608	$434,113,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,093,016	$9,304,492
Accounts payable	75,578,378	64,795,981
Accrued expenses	18,362,674	9,815,128
Billings in excess of cost and estimated earnings	28,166,364	31,737,557
Incomes taxes payable	2,129,529	3,705,988

Total current liabilities	132,329,961	119,359,146

Long-term debt, less current portion	102,807,203	163,411,373
Subordinated debt	2,998,750	2,998,750
Deferred income taxes	11,901,645	11,901,645
Deferred grant income	4,158,508	4,049,541
Other liabilities	18,578,754	21,628,116

	140,444,860	203,989,425

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 3,500,000 shares authorized, 3,210,000 shares issued and outstanding	321	321
Common stock, $0.0001 par value, 60,000,000 shares authorized, 17,998,168 shares issued and 13,282,284 outstanding at 12/31/2009, 19,044,060 shares issued and 14,210,776 outstanding at 6/30/2010	1,800	1,904
Additional paid-in capital	10,466,312	11,986,225
Retained earnings	97,882,985	106,868,301
Accumulated other comprehensive income	2,831,970	1,090,345
Less — treasury stock, at cost, 4,715,884 shares and 4,833,284 shares, respectively	(8,413,601)	(9,182,571)

Total stockholders’ equity	102,769,787	110,764,525

	$375,544,608	$434,113,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2009	2010
	(Unaudited)
Revenue:
Energy efficiency revenue	$77,258,254	$100,827,659
Renewable energy revenue	12,199,224	40,526,848

	89,457,478	141,354,507

Direct expenses:
Energy efficiency expenses	64,100,331	83,064,955
Renewable energy expenses	10,011,218	32,135,716

	74,111,549	115,200,671

Gross Profit	15,345,929	26,153,836

Operating expenses:
Salaries and benefits	5,387,395	5,327,713
Project development costs	2,857,289	2,047,505
General, administrative and other	5,331,328	6,765,107

	13,576,012	14,140,325

Operating income	1,769,917	12,013,511

Other income (expense), net	612,798	(1,216,698)

Income before provision for income taxes	2,382,715	10,796,813

Income tax provision	662,266	3,089,175

Net income	1,720,449	7,707,638

Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	—	(1,231,352)
Foreign currency translation adjustment	402,628	(1,183,944)

Comprehensive income:	$2,123,077	$5,292,342

Net income per share attributable to common shareholders:
Basic	$0.18	$0.56
Diluted	$0.05	$0.21
Weighted average common shares outstanding:
Basic	9,549,427	13,742,472
Diluted	34,926,267	38,412,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2009	2010
	(Unaudited)
Revenue:
Energy efficiency revenue	$134,486,311	$175,715,228
Renewable energy revenue	28,358,248	71,267,865

	162,844,559	246,983,093

Direct expenses:
Energy efficiency expenses	110,870,599	145,589,102
Renewable energy expenses	22,935,046	56,841,126

	133,805,645	202,430,228

Gross Profit	29,038,914	44,552,865

Operating expenses:
Salaries and benefits	11,453,135	13,484,742
Project development costs	5,594,996	5,176,942
General, administrative and other	9,553,489	11,315,045

	26,601,620	29,976,729

Operating income	2,437,294	14,576,136

Other income (expense), net	588,357	(2,072,387)

Income before provision for income taxes	3,025,651	12,503,749

Income tax provision	887,293	3,518,433

Net income	2,138,358	8,985,316

Other comprehensive loss:
Unrealized loss from interest rate hedge, net of tax	—	(1,551,580)
Foreign currency translation adjustment	(261,110)	(190,045)

Comprehensive income:	$1,877,248	$7,243,691

Net income per share attributable to common shareholders:
Basic	$0.22	$0.66
Diluted	$0.06	$0.24
Weighted average common shares outstanding:
Basic	9,585,190	13,513,649
Diluted	34,962,030	38,115,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated Other
	Series A Preferred Stock		Common Stock		Additional Paid-	Retained	Treasury Stock		Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2009	3,210,000	$321	17,998,168	$1,800	$10,466,312	$97,882,985	4,715,884	$(8,413,601)	$2,831,970	$102,769,787
Exercise of stock options	—	—	640,606	63	410,777	—	—	—	—	410,840
Repurchase of stock	—	—	—	—	—	—	117,400	(768,970)	—	(768,970)
Exercise of warrants	—	—	405,286	41	1,985	—	—	—	—	2,026
Stock-based compensation expense	—	—	—	—	1,107,151	—	—	—	—	1,107,151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(190,045)	(190,045)
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	(1,551,580)	(1,551,580)
Net income	—	—	—	—	—	8,985,316	—	—	—	8,985,316

Balance, June 30, 2010	3,210,000	$321	19,044,060	$1,904	$11,986,225	$106,868,301	4,833,284	$(9,182,571)	$1,090,345	$110,764,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$1,720,449	$7,707,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	1,249,390	1,661,726
Depreciation of property and equipment	229,917	257,855
Amortization of deferred financing fees	37,444	97,655
Write-down of long-term receivable	—	2,111,000
Unrealized loss on interest rate swaps	1,306,578	—
Stock-based compensation expense	616,386	668,065
Deferred income taxes	(1,667,352)	(2,394,601)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	5,746,160	55,536,045
Accounts receivable	(18,419,853)	(13,865,733)
Accounts receivable retainage	2,279,034	1,007,235
Federal ESPC receivable financing	(6,352,109)	(60,539,815)
Inventory	893,238	(551,643)
Costs and estimated earnings in excess of billings	(3,862,955)	(5,096,250)
Prepaid expenses and other current assets	(2,373,616)	(185,082)
Project development costs	(1,127,285)	(50,222)
Other assets	4,714,428	821,536
Increase (decrease) in:
Accounts payable and accrued expenses	213,592	8,907,545
Billings in excess of cost and estimated earnings	5,752,093	4,358,402
Other liabilities	1,903,822	697,904
Income taxes payable	601,670	1,329,064

Net cash (used in) provided by operating activities	(6,538,969)	2,478,324

Cash flows from investing activities:
Purchases of property and equipment	(545,590)	(59,719)
Purchases of project assets	(7,440,852)	(6,492,890)

Net cash used in investing activities	(7,986,442)	(6,552,609)

Cash flows from financing activities:
Payments of financing fees	—	(711,355)
Proceeds from options and warrant exercises	—	412,866
Repurchase of stock	—	(768,970)
Proceeds from senior secured credit facility	4,746,895	6,418,897
Proceeds from long-term debt financing	11,628,546	—
Restricted cash	(1,052,492)	(509,477)
Payments on long-term debt	(295,308)	(3,450,145)

Net cash provided by financing activities	15,027,641	1,391,816

Effect of exchange rate changes on cash	1,423,105	(544,614)

Net increase (decrease) in cash and cash equivalents	1,925,335	(3,227,083)
Cash and cash equivalents, beginning of period	6,930,067	24,361,479

Cash and cash equivalents, end of period	$8,855,402	$21,134,396

Supplmental disclosure of cash flow information:
Cash paid during the period for:
Interest	$892,427	$1,701,086

Income taxes	$584,916	$1,133,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$2,138,358	$8,985,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	2,052,797	3,416,858
Depreciation of property and equipment	533,111	645,386
Amortization of deferred financing fees	102,646	168,005
Provision for bad debts	327,558	—
Write-down of long-term receivable	—	2,111,000
Unrealized loss (gain) on interest rate swaps	1,988,945	(133,591)
Stock-based compensation expense	1,232,986	1,107,151
Deferred income taxes	733,141	(792,193)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	7,934,602	55,750,984
Accounts receivable	(8,408,669)	(2,933,663)
Accounts receivable retainage	1,522,245	(2,287,508)
Federal ESPC receivable financing	(8,296,695)	(58,689,683)
Inventory	308,353	(1,095,058)
Costs and estimated earnings in excess of billings	(12,121,185)	(7,800,862)
Prepaid expenses and other current assets	(1,618,440)	(3,701,125)
Project development costs	(1,643,651)	82,038
Other assets	6,118,743	2,021,312
Increase (decrease) in:
Accounts payable and accrued expenses	(10,120,902)	(19,190,845)
Billings in excess of cost and estimated earnings	1,991,911	3,652,554
Other liabilities	(9,360,668)	1,631,437
Income taxes payable	(1,607,697)	1,595,453

Net cash used in operating activities	(26,192,511)	(15,457,034)

Cash flows from investing activities:
Purchases of property and equipment	(922,138)	(484,095)
Purchases of project assets	(16,928,569)	(12,367,371)

Net cash used in investing activities	(17,850,707)	(12,851,466)

Cash flows from financing activities:
Payments of financing fees	(70,063)	(897,433)
Proceeds from options and warrant exercises	—	412,866
Repurchase of stock	(874,948)	(768,970)
Proceeds from (repayments of) senior secured credit facility	10,612,791	11,435,901
Proceeds from long-term debt financing	26,722,299	812,398
Restricted cash	(1,282,874)	(4,819,258)
Payments on long-term debt	(1,448,529)	(4,792,696)

Net cash provided by financing activities	33,658,676	1,382,808

Effect of exchange rate changes on cash	1,090,799	132,548

Net decrease in cash and cash equivalents	(9,293,743)	(26,793,144)
Cash and cash equivalents, beginning of year	18,149,145	47,927,540

Cash and cash equivalents, end of period	$8,855,402	$21,134,396

Supplmental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,789,524	$2,518,479

Income taxes	$1,543,966	$1,400,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF BUSINESS
Ameresco, Inc. and Subsidiaries (the “Company”) was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company’s comprehensive set of services includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic equipment worldwide. The Company operates in the United States, Canada, and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s generating assets; and 3) direct payment for photovoltaic equipment and systems.
The condensed consolidated financial statements as of December 31, 2009, and June 30, 2010, and for the three and six months ended June 30, 2009 and 2010, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2009 and 2010, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, and notes thereto, included in the Company’s prospectus filed pursuant to Rule 424(b)(4) and contained in the related Registration Statement on Form S-1 declared effective by the SEC on July 21, 2010 (File No. 333-165821). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within stockholders’ equity.
Stock Split
Prior to the consummation of the initial public offering of the Company’s Class A common stock, the number of authorized shares of common stock was increased to 60,000,000. In addition, all common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect a two-for-one stock split effected on July 20, 2010.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
The most significant estimates with regard to these consolidated financial statements relate to the estimation of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
impairment of long lived assets, income taxes and estimating potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts (“ESPCs”), as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the six months ended June 30, 2009 and 2010, are as follows:

	2009	2010
Balance at beginning of period	$1,049,711	$1,602,079
Charges to costs and expenses	327,558	—
Account write-offs and other deductions	(133,231)	(24,637)

Balance at end of period	$1,244,038	$1,577,442

At December 31 2009, the Company had one customer that accounted for approximately 14% of the Company’s total accounts receivable. At June 30, 2010, no customer accounted for more than 10% of the Company’s total accounts receivable.
During the three months ended June 30, 2009, no customer accounted for more than 10% of the Company’s total revenue. During the three months ended June 30, 2010, the Company had one customer that accounted for approximately 12.6% of the Company’s total revenue.
During the six months ended June 30, 2009, no customer accounted for more than 10% of the Company’s total revenue. During the six months ended June 30, 2010, the Company had one customer that accounted for approximately 13.2% of the Company’s total revenue.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice.
Inventory
Inventories, which consist of photovoltaic solar panels, batteries, and related accessories, are stated at the lower of cost (“first-in, first-out” method) or market (determined on the basis of estimated realizable values). Provisions have been made to reduce the carrying value to the realizable value.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Prepaid Expenses
Prepaid expenses consist primarily of short-term prepaid expenditures that will amortize within one year.
Federal ESPC Receivable Financing
Federal ESPC receivable financing represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and the corresponding related project debt are eliminated from the Company’s financial statements.
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies project development costs as a current asset as the development efforts are expected to proceed to construction activity in the twelve months that follow.
Property and Equipment
Property and equipment consists primarily of office and computer equipment. These assets are recorded at cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Furniture and office equipment	Five years
Computer equipment and software costs	Five years
Leasehold improvements	Lesser of term of lease or five years
Automobiles	Five years
Project Assets
Project assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the six months ended June 30, 2009 and 2010, was $689,482 and $252,113, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statement of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets, including its landfill gas (“LFG”) facilities. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the consolidated statements of income and comprehensive income.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the amount that the carrying value exceeds the fair value.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. All deferred financing fees are amortized over the respective term of the financing.
Goodwill
The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company assesses the impairment of goodwill and intangible assets with indefinite lives on an annual basis (December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company would record an impairment charge if such an assessment were to indicate that, more likely than not, the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
Factors that could indicate that impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base stock price of public competitors for a sustained period of time. Although the Company believes goodwill and intangible assets are appropriately stated in the accompanying consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company. In 2003, the Company acquired an asset which was substantially monetized with a residual based on an expectation of the contract running its full term. During the three months ended June 30, 2010, the Company received notice that the customer intended to prepay the contract at the end of 2010. Accordingly, the Company recorded a non-cash charge of approximately $2.1 million related to the unexpected prepayment of the long-term receivable.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statement of income and comprehensive income. As of December 31, 2009, and June 30, 2010, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives.
Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
efficiency, and control the operation, of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems.
Revenue from the installation or construction of projects is recognized on a percentage-of-completion basis. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. Maintenance revenue is recognized as related services are performed. In accordance with industry practice, the Company includes in current assets and liabilities the amounts of receivables related to construction projects realizable and payable over a period in excess of one year. The Company recognizes revenue associated with contract change orders only when the authorization for the change order has been properly executed and the work has been performed and accepted by the customer.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire expected loss immediately, regardless of the percentage of completion.
Billings in excess of costs and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings under customer contracts represent certain amounts that were earned and billable but not invoiced at December 31, 2009, and June 30, 2010.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements. The fair value is determined based on the price of the deliverable sold on a stand-alone basis.
The Company recognizes revenue from the sale and delivery of products, including the output from renewable energy plants, when produced and delivered to the customer, in accordance with specific contract terms, provided that persuasive evidence of an arrangement exists, the Company’s price to the customer is fixed or determinable and collectibility is reasonably assured.
The Company recognizes revenue from O&M contracts and consulting services as the related services are performed.
For a limited number of contracts, under which the Company receives additional revenue based on a share of energy savings, such additional revenue is recognized as energy savings are generated.
Direct Expenses
Direct expenses include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges and, if applicable, costs of procuring financing. A majority of the Company’s contracts have fixed price terms; however, in some cases the Company negotiates protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
Direct expenses also include the costs of maintaining and operating the small-scale renewable energy plants that the Company owns, including the cost of fuel (if any) and depreciation charges.
Income Taxes
The Company provides for income taxes based on the liability method. The Company provides for deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using the enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.
The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.
The Company’s liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process.
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense.
Foreign Currency Translation
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported on the consolidated statements of income and comprehensive income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 9 for fair value of interest rate swaps.
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock, option and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) on a straight-line basis over the vesting period of the awards.
Stock-based compensation expense is recognized based on the grant-date fair value. The Company estimates the fair value of the stock-based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including the fair value of the common stock underlying the award, the expected term of the award and expected stock price volatility.
The assumptions used in determining the fair value of stock-based awards represent management’s estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and different assumptions are employed, the stock-based compensation could be materially different in the future. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation to pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management’s expectations. Because there was no public market for the Company’s common stock prior to its initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly-traded peer companies, and it is expected that the Company will

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
continue to use this methodology until such time as there is adequate historical data regarding the volatility of the Company’s publicly-traded stock price.
The Company is required to recognize compensation expense for only the portion of options that are expected to vest. Actual historical forfeiture rate of options is based on employee terminations and the number of shares forfeited. This data and other qualitative factors are considered by the Company in determining to use a 22% forfeiture rate in recognizing stock compensation expense. If the actual forfeiture rate varies from historical rates and estimates, additional adjustments to compensation expense may be required in future periods. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2009, or the six months ended June 30, 2010.
Fair Value Measurements
On January 1, 2007, the Company adopted the guidance for fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In addition, in 2009, the Company adopted fair value measurements for all of its non-financial assets and non-financial liabilities, except for those recognized at fair value in the financial statements at least annually. These assets include goodwill and long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities initially measured at fair value in a business combination. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity based liabilities and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2010, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $694,000. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
Derivative Financial Instruments
Effective January 1, 2009, the Company adopted new guidance which expands the disclosure requirements for derivative instruments and hedging activities.
In the normal course of business, the Company utilizes derivatives contracts as part of its risk management strategy to manage exposure to market fluctuations in interest rates. These instruments are subject to various credit and market risks. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. The Company seeks to manage credit risk by entering into financial instrument transactions only through counterparties that the Company believes to be creditworthy.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates. The Company seeks to manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. As a matter of policy, the Company does not use derivatives for speculative purposes. The Company considers the use of derivatives with all financing transactions to mitigate risk.
A portion of the Company’s project financing includes three projects that utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Accordingly, the Company recognized these derivatives in the consolidated statements of income at fair value prior to April 1, 2010, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from derivative instruments were reported as operating activities in the consolidated statements of cash flows.
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers a notional amount of $27.9 million variable rate note at a fixed interest rate of 6.99% and expires in December 2024.
As of April 1, 2010, and in accordance with accounting standards, the swaps have been designated as cash flow hedges and have met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationships. Accordingly, the Company recognizes the fair value of the swaps in its condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to the Company’s interest rate swaps, the Company recorded the unrealized gain (loss) in earnings during the three months ended June 30, 2009 and 2010, of approximately $1,306,578 and $0, respectively, as other income (expense) in the consolidated statements of income and comprehensive income. The Company recorded the unrealized gain (loss) in earnings during the six months ended June 30, 2009 and 2010, of approximately $1,988,945 and $(133,591), respectively, as other income (expense) in the consolidated statements of income and comprehensive income.
Earnings Per Share
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares, including vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares and the dilutive effect of preferred stock, warrants and stock options as determined under the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Basic and diluted net income	$1,720,449	$7,707,638	$2,138,358	$8,985,316

Basic weighted-average shares outstanding	9,549,427	13,742,472	9,585,190	13,513,649
Effect of dilutive securities:
Preferred stock	19,260,000	19,260,000	19,260,000	19,260,000
Stock options	5,711,889	5,409,947	5,711,889	5,341,868
Warrants	404,951	—	404,951	—

Diluted weighted-average shares outstanding	34,926,267	38,412,419	34,962,030	38,115,517

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all corporate operating expenses — salary and benefits, project development costs and general, administrative and other costs — not specifically allocated to the segments. For the three months ended June 30, 2009 and 2010, unallocated corporate expenses were $4,481,692 and $6,648,778, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2009 and 2010, was $4,075,877 and $5,379,788, respectively. For the six months ended June 30, 2009 and 2010, unallocated corporate expenses were $10,931,093 and $13,987,958, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2009 and 2010, was $8,205,922 and $8,804,942, respectively. See Note 11.
Recent Accounting Pronouncements
In 2009, the FASB issued an accounting pronouncement establishing the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this new accounting pronouncement during 2009, and it did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the guidance during 2009, and it did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, and, as a result, it was effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Company for the year ending December 31, 2011. The Company does not expect that its adoption of the guidance will have a material impact on its consolidated financial statements.
In September 2009, the FASB issued guidance related to revenue arrangements with multiple deliverables as codified in ASC 605, Revenue Recognition (“ASC 605”). ASC 605 provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, ASC 605 requires the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. ASC 605 will be effective for fiscal years beginning after June 15, 2010, and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application is permitted. The Company does not expect that its adoption of this guidance will have a material effect on its consolidated financial statements.
3. INCOME TAXES
The provision for income taxes was approximately $663,000 and $3,089,000, for the three months ended June 30, 2009 and 2010, respectively. The provision for income taxes was approximately $887,000 and $3,518,000, for the six months ended June 30, 2009 and 2010, respectively. The effective tax rate changed to 28.6% for the three months ended June 30, 2010, from 27.8% for the three months ended June 30, 2009. The effective tax rate changed to 28.1% for the six months

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
ended June 30, 2010, from 29.3% for the six months ended June 30, 2009. The rate variance between the periods is due mainly to the Company’s change in its permanent items from 2009 to 2010. The overall rates vary from the statutory rate due to the benefit of certain energy efficiency preferences the Company generates during the year.
4.	STOCK INCENTIVE PLANS
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and authorized the Company to reserve 12,000,000 shares of common stock for issuance under the 2000 Plan. In 2001 and 2002, the Company’s Board of Directors authorized the Company to reserve an additional 4,000,000 shares of common stock for issuance under the 2000 Plan, bringing the total number of shares of common stock reserved under the 2000 Plan to 16,000,000. In 2003 and 2006, the Company’s Board of Directors authorized the Company to reserve an additional 4,500,000 shares of common stock for issuance under the 2000 Plan, bringing the total number of shares of common stock reserved under the 2000 Plan to 20,500,000. In 2009, the Company’s Board of Directors authorized the Company to reserve an additional 8,000,000 shares of common stock for issuance under the 2000 Plan, bringing the total number of shares of common stock reserved under the Plan to 28,500,000. The 2000 Plan provides for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted stock awards under the 2000 Plan.

The Company’s 2010 Stock Incentive Plan (the “2010 Plan), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan.

Grants of Restricted Shares

In October 2006, the Company issued 2,000,000 shares of restricted stock to the Company’s principal and controlling shareholder under the 2000 Plan as consideration for providing an indemnification to the Company’s surety provider (see Note 7). The shares vested entirely upon the date three years from the date of grant. The stock was issued when the fair value was estimated to be $3.41 per share. The Company recorded an expense of $443,136 during the three months ended June 30, 2009 related to this award. The Company recorded an expense of $969,736 during the six months ended June 30, 2009 related to this award. This award vested in full in October 2009.

Stock Option Grants

The Company has also granted stock options to certain employees and directors under the 2000 Plan. At June 30, 2010, 8,206,250 shares were available for grant under the 2000 Plan; however, the Company will grant no further stock options or restricted stock awards under the 2000 Plan. The following table summarizes the activity under the 2000 Plan for the period ended June 30, 2010:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	9,450,200	$2.680
Granted	856,000	13.045
Exercised	(640,606)	0.724
Forfeited	(94,000)	3.568

Outstanding at June 30, 2010	9,571,594	$3.857

Options exercisable at June 30, 2010	6,676,143	$2.440

Expected to vest at June 30, 2010	2,256,614	$7.101

Options exercisable at December 31, 2009	7,033,550	$2.145

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The weighted-average remaining contractual life of options expected to vest at June 30, 2010 was 4.87 years.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Outstanding Options			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.450	92,500	0.53	$0.450	92,500	$0.450
0.750	480,000	1.47	0.750	480,000	0.750
0.875	1,478,200	2.01	0.875	1,478,200	0.875
1.500	50,000	2.58	1.500	50,000	1.500
1.750	410,000	3.04	1.750	410,000	1.750
1.875	200,000	3.24	1.875	200,000	1.875
2.750	1,517,000	4.03	2.750	1,499,000	2.750
3.000	60,000	4.58	3.000	60,000	3.000
3.250	1,324,894	3.23	3.250	1,124,743	3.250
3.410	1,083,000	3.04	3.410	649,400	3.410
4.220	964,000	3.71	4.220	503,300	4.220
6.055	1,056,000	5.44	6.055	79,000	6.055
13.045	856,000	6.33	13.045	50,000	13.045

	9,571,594			6,676,143

Under the terms of the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. The options generally vest over five years at a rate of 20% after the first year, and at a rate of 5% every three months beginning one year after the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise vested options or they are forfeited.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2009 and 2010:

	Year Ended	Six Months
	December 31,	Ended June 30,
	2009	2010
Future dividends	$—	$—
Risk-free interest rate	2.00-2.94%	2.59-3.11%
Expected volatility	57%-59%	57%-59%
Expected life	6.5 years	6.5 years

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to the stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the accompanying consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the accompanying consolidated financial statements. These expenses will affect the direct expenses, salaries and benefits and project development costs expenses.

For the three months ended June 30, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $168,000 and $668,065, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $258,000 and $1,107,151, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of June 30, 2010, there was approximately $10,739,152 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 4.25 years.
5.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of legal proceedings.

In 2009, a lawsuit was filed against the Company. In the lawsuit, the plaintiff alleged that the Company caused action for damages by soliciting and hiring the plaintiff’s employees. The Company and the plaintiff settled the lawsuit by the Company paying $1.8 million to the plaintiff and in exchange both parties agreed to dismiss the lawsuit and reciprocally release and discharge each other from all claims stated or which could have been stated in the action against each other. The settlement was not construed as an admission of any wrongdoing, but rather was an economic decision to settle and compromise disputed claims. The settlement was recorded in the second quarter of 2009 in general, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income.

On February 27, 2009, the Company received notice of a default termination from a customer for which the Company was performing construction services. The dispute involves the customer’s assertion of its understanding of the contractual scope of work involved and with the completion date of the project. The Company disputes the customer’s assertion as it believes that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, the Company filed a motion for summary judgment as to a portion of the complaint. In March 2010, the customer filed its response. Discovery is currently ongoing and no date has been set for a hearing on the Company’s motion.

The Company did not record an additional accrual for this matter beyond the adjustments made to the Company’s expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $3.0 million outstanding with the customer as of June 30, 2010. As of June 30, 2010, the Company has not recognized any revenue or profit associated with these claims.
6.	GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company’s assets at December 31, 2009, and June 30, 2010, and revenues from sales to unaffiliated customers for the three and six months ended June 30, 2009 and 2010, between those in the United States and those in other locations, is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31,	June 30,
	2009	2010
Assets:
United States	$322,599,256	$380,016,354
Canada	52,945,352	54,096,742

	$375,544,608	$434,113,096

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
United States	$71,534,430	$118,588,182	$131,059,163	$205,500,866
Canada	17,502,174	22,456,881	30,482,327	41,026,297
Other	420,874	309,444	1,303,069	455,930

	$89,457,478	$141,354,507	$162,844,559	$246,983,093

7.	RELATED PARTY TRANSACTIONS
The Company’s principal and controlling shareholder provides a limited personal indemnification to the surety companies that provide performance and payment bonds and other surety products to the Company. In 2006, the Company issued 2,000,000 shares of restricted stock to the Company’s principal and controlling shareholder under the 2000 Plan (see Note 4) as compensation for providing the personal indemnification. In 2009, the Company issued an option to purchase 600,000 shares of common stock to the principal and controlling shareholder under the 2000 Plan as compensation for providing the personal indemnification.
8.	OTHER INCOME (EXPENSE), NET
Other income (expense), net, consisted of the following items for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Unrealized gain (loss) from derivatives	$1,306,578	$—	$1,988,945	$(133,591)
Interest expense, net of interest income	(656,336)	(1,119,043)	(1,297,942)	(1,770,791)
Amortization of deferred financing fees	(37,444)	(97,655)	(102,646)	(168,005)

	$612,798	$(1,216,698)	$588,357	$(2,072,387)

9.	FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted new guidance for its financial assets and liabilities recognized at fair value on a recurring basis (at least annually). The guidance defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also describes three levels of inputs that may be used to measure fair value:
Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010:

		Fair Value as of
		December 31,	June 30,
	Level	2009	2010
Liabilities:
Interest rate swap instruments	2	$1,933,535	$4,661,738

Total liabilities	2	$1,933,535	$4,661,738

The fair value of the Company’s interest rate swaps was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities. As a part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swaps to determine if a credit risk adjustment was required.

The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in the impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the year ended December 31, 2009 or the six months ended June 30, 2010.
10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2009, and June 30, 2010, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Liability Derivatives as of
	December 31, 2009		June 30, 2010
			Balance
	Balance Sheet		Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$1,933,535	Other liabilities	$—

Derivatives designated as hedging instruments:
Interest rate swap contract	Other liabilities	$—	Other liabilities	$4,661,738

The following tables present information about the effect of the Company’s derivative instruments on accumulated other comprehensive income and the consolidated statements of income and comprehensive income:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

		Amount of Gain Recognized in
		Income on Derivative for the Three
		Months Ended June 30, are as
Derivatives Not Designated	Location of Gain Recognized		follows:
as Hedging Instruments	in Income on Derivative	2009	2010

Interest rate swap contracts	Interest income	$1,306,578	$—

		Amount of Gain (Loss) Recognized
		in Income on Derivative for the Six
		Months Ended June 30, are as
Derivatives Not Designated	Location of Gain (Loss) Recognized	follows:
as Hedging Instruments	in Income on Derivative	2009	2010

Interest rate swap contracts	Interest income (expense)	$1,988,945	$(133,591)

As of June 30, 2010
	Gain (Loss)	Gain (Loss)
	Recognized	Reclassified from
	in Accumulated Other	Accumulated Other
Derivatives Designated as Hedging Instruments:	Comprehensive Income	Comprehensive Income
Interest rate swap contracts	$(2,594,612)	$(478,766)

11.	BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all corporate operating expenses — salary and benefits, project development costs and general, administrative and other costs — not specifically allocated to the segments. For the three months ended June 30, 2009 and 2010, unallocated corporate expenses were $4,481,692 and $6,648,778, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2009 and 2010, was $4,075,877 and $5,379,788, respectively. For the six months ended June 30, 2009 and 2010, unallocated corporate expenses were $10,931,093 and $13,987,958, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2009 and 2010, was $8,205,922 and $8,804,942, respectively. The Company does not allocate any indirect expenses to the segments. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2009

		Central	Other U.S.
	U.S. Federal	U.S. Region	Regions	Canada	All Other	Total
Total revenue	$7,449,113	$20,026,424	$23,464,302	$17,362,599	$21,155,040	$89,457,478

Interest income	$(209)	$—	$—	$5,941	$70,933	$76,665

Interest expense	$(182)	$—	$—	$—	$1,350,348	$1,350,166

Depreciation	$7,652	$6,628	$—	$40,947	$1,424,080	$1,479,307

Income (loss) before taxes	$(2,935,953)	$2,344,206	$2,933,293	$446,983	$(405,814)	$2,382,715

Total assets	$47,075,365	$21,128,961	$48,879,848	$42,023,728	$161,555,392	$320,663,294

Capital expenditures	$63,618	$229	$211,492	$317,795	$7,393,308	$7,986,442
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2010

		Central	Other U.S.
	U.S. Federal	U.S. Region	Regions	Canada	All Other	Total
Total revenue	$36,114,603	$20,594,876	$36,099,011	$22,321,531	$26,224,486	$141,354,507

Interest income	$—	$—	$—	$8,108	$104,901	$113,009

Interest expense	$—	$—	$—	$1,188	$1,026,923	$1,028,111

Depreciation	$20,699	$1,663	$—	$117,436	$1,779,783	$1,919,581

Income (loss) before taxes	$3,332,223	$2,109,898	$5,907,492	$716,190	$(1,268,990)	$10,796,813

Total assets	$120,805,073	$16,821,075	$54,490,468	$54,096,742	$187,899,738	$434,113,096

Capital expenditures	$10,902	$3,199	$112,644	$283,919	$6,141,945	$6,552,609

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2009

		Central	Other U.S.
	U.S. Federal	U.S. Region	Regions	Canada	All Other	Total
Total revenue	$19,458,082	$31,136,529	$40,874,963	$30,329,128	$41,045,857	$162,844,559

Interest income	$—	$—	$—	$21,114	$72,668	$93,782

Interest expense	$—	$—	$—	$1,463	$1,390,261	$1,391,724

Depreciation	$29,777	$13,192	$—	$75,170	$2,467,769	$2,585,908

Income (loss) before taxes	$(1,492,970)	$2,553,985	$4,180,438	$509,368	$(2,725,170)	$3,025,651

Total assets	$47,075,365	$21,128,961	$48,879,848	$42,023,728	$161,555,392	$320,663,294

Capital expenditures	$72,076	$960	$321,601	$569,595	$16,886,475	$17,850,707
Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2010

		Central U.S.	Other U.S.
	U.S. Federal	Region	Regions	Canada	All Other	Total
Total revenue	$60,993,251	$39,201,577	$57,781,412	$40,675,348	$48,331,505	$246,983,093

Interest income	$—	$—	$—	$15,299	$105,207	$120,506

Interest expense	$—	$—	$—	$1,239	$1,890,058	$1,891,297

Depreciation	$41,099	$2,929	$—	$219,621	$3,798,595	$4,062,244

Income (loss) before taxes	$5,314,829	$3,144,978	$8,116,972	$1,109,986	$(5,183,016)	$12,503,749

Total assets	$120,805,073	$16,821,075	$54,490,468	$54,096,742	$187,899,738	$434,113,096

Capital expenditures	$23,893	$10,837	$466,153	$1,266,880	$11,083,703	$12,851,466
12.	STOCKHOLDERS’ EQUITY
As part of a previous financing agreement, the Company issued warrants to acquire 2,000,000 and 1,600,000 shares of common stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. During 2008, the Company repurchased 3,194,714 of these warrants at an average price of $2.505 per share, for a total price of $8.0 million. The Company recorded this transaction in additional paid-in capital and it is reflected in the accompanying consolidated balance sheets for 2009. In June 2010, the Company issued 405,286 shares of Class A common stock upon the exercise of these warrants at an exercise price of $0.005 per share, and no warrants to purchase shares of the Company’s common stock remain outstanding.
13.	SUBSEQUENT EVENTS
On July 27, 2010, the Company completed its initial public offering of 8,696,820 shares of Class A common stock at a price to the public of $10.00 per share. Of the shares sold, the Company issued and sold 6,000,000, and existing stockholders sold 2,696,820. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, the Company sold an additional 342,889 shares of its Class A common stock at an offering price of $10.00 per share. The offering generated gross proceeds to the Company of $63.4 million, or approximately $56.9 million net of underwriting discounts and estimated offering expenses. The offering generated gross proceeds to selling stockholders of $27.0

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
million, or $25.1 million net of underwriting discounts. The Company incurred approximately $6.5 million of expenses in connection with the offering. Of the Company’s proceeds: the Company used $26.9 million to repay the outstanding balance under its $50 million revolving senior secured credit facility; $3.1 million to repay in full the entire principal amount of, and accrued but unpaid interest on, the subordinated note held by the Company’s president and chief executive officer; and $5.0 million to repay in full the outstanding balance on its 6.90% term loan related to a landfill gas facility.

In connection with the initial public offering (subsequent to June 30, 2010), the Company implemented a “dual class” capital structure with two classes of common stock: Class A common stock and Class B common stock. In implementing this capital structure, (i) a two-for-one split of the Company’s common stock was effected, (ii) all outstanding shares of common stock were reclassified as Class A common stock; (iii) each outstanding option to purchase shares of common stock was converted into an option to purchase shares of Class A common stock, (iv) all holders of shares of the Company’s convertible preferred stock (other than George P. Sakellaris, the Company’s founder, principal stockholder, president and chief executive officer) elected to convert their shares of convertible preferred stock into shares of Class A common stock, and (v) all outstanding shares of the Company’s convertible preferred stock (which were then held solely by Mr. Sakellaris) automatically converted into shares of Class B common stock. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities).

During July and August 2010, a total of 1,167,500 shares were issued upon the exercise of options under the 2000 Plan at an average price of $1.838 per share. Total proceeds received were $2,145,635.

On August 31, 2010, the Company acquired Quantum Engineering and Development, Inc., an energy service company active in Oregon and Washington.

The Company has evaluated subsequent events through the date of this filing.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our final prospectus filed on July 22, 2010 with the U.S. Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Ameresco is a leading provider of energy efficiency solutions for facilities throughout North America. We provide solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of services includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants.
We report results under ASC 280 for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 11 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $428.5 million in 2009. We achieved profitability in 2002, and we have been profitable every year since then.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed more than ten acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. On August 31, 2010, we acquired Quantum Engineering and Development, Inc., an energy service company active in Oregon and Washington.
Energy Savings Performance and Energy Supply Contracts
For our energy efficiency projects, we typically enter into energy savings performance contracts, or ESPCs, under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed-upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed energy reduction commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the commitment will have been met. Under an equipment-level commitment, we commit to a level of energy use reduction based on the difference in use measured first with the existing equipment and then with the replacement equipment. A whole building-level commitment requires demonstration of energy usage reduction for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over up to 20 years.

Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to June 30, 2010, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “Risk Factors — We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract.”
Payments by the federal government for energy efficiency measures are based on the services provided and the products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract’s terms. The savings are typically determined by comparing energy use and other costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and other costs but are not caused by the energy efficiency measures.
For projects involving the construction of a small-scale renewable energy plant that we own and operate, we enter into long-term contracts to supply the electricity, processed LFG, heat or cooling generated by the plant to the customer, which is typically a utility, municipality, industrial facility or other large purchaser of energy. The rights to use the site for the plant and purchase of renewable fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “Risk Factors — We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase.”
Project Financing
To finance projects with federal governmental agencies, we typically sell to the lenders our right to receive a portion of the long-term payments from the customer arising out of the project for a purchase price reflecting a discount to the aggregate amount due from the customer. The purchase price is generally advanced to us over the implementation period based on completed work or a schedule predetermined to coincide with the construction of the project. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer. Once the completed project is accepted by the customer, the financing is treated as a true sale and the related receivable and financing liability are removed from our consolidated balance sheet.
Institutional customers, such as state, provincial and local governments, schools and public housing authorities, typically finance their energy efficiency and renewable energy projects through either tax-exempt leases or issuances of municipal bonds. We assist in the structuring of such third-party financing.
In some instances, customers prefer that we retain ownership of the renewable energy plants and related project assets that we construct for them. In these projects, we typically enter into a long-term supply agreement to furnish electricity, gas, heat or cooling to the customer’s facility. To finance the significant upfront capital costs required to develop and construct the plant, we rely either on our internal cash flow or, in some cases, third-party debt. For project financing by third-party lenders, we typically establish a separate subsidiary, usually a limited liability company, to own the project assets and related contracts. The subsidiary contracts with us for construction and operation of the project and enters into a financing agreement directly with the lenders. Additionally, we will provide assurance to the lender that the project will achieve commercial operation. Although the financing is secured by the assets of the subsidiary and a pledge of our equity interests in the subsidiary, and is non-recourse to Ameresco, we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. The amount of such financing is included on our consolidated balance sheet.
In addition to project-related debt, we currently maintain a $50 million revolving senior secured credit facility with a commercial bank to finance our working capital needs.

Effects of Seasonality
We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenue and operating income in the third quarter are typically higher, and our revenue and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Risk Factors — Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.”
Backlog and Awarded Projects
As of June 30, 2010, we had backlog of approximately $668 million in future revenue under signed customer contracts for the installation or construction of projects, which we expect to be recognized over the period from 2010 to 2013, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $465 million over the same period. As of June 30, 2009, we had backlog of approximately $457 million in future revenue under signed customer contracts for the installation or construction of projects, which we expected to be recognized over the period from 2009 to 2012, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $711 million over the period from 2009 to 2013. We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. See “Risk Factors — We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts.”
Recent Developments
On July 27, 2010, we completed our initial public offering of 8,696,820 shares of Class A common stock at a price to the public of $10.00 per share. Of the shares sold, we issued and sold 6,000,000, and existing stockholders sold 2,696,820. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, we sold an additional 342,889 shares of our Class A common stock at an offering price of $10.00 per share. The offering generated gross proceeds to us of $63.4 million, or approximately $56.9 million net of underwriting discounts and estimated offering expenses. The offering generated gross proceeds to selling stockholders of $27.0 million, or $25.1 million net of underwriting discounts. We incurred approximately $6.5 million of expenses in connection with the offering. Of our proceeds: we used $26.9 million to repay the outstanding balance under our $50 million revolving senior secured credit facility; $3.1 million to repay in full the entire principal amount of, and accrued but unpaid interest on, the subordinated note held by our president and chief executive officer; and $5.0 million to repay in full the outstanding balance on our 6.90% term loan related to a landfill gas facility. Our Class A common stock began trading on July 22, 2010 on the New York Stock Exchange under the symbol “AMRC.”
In connection with our initial public offering (subsequent to June 30, 2010), we implemented a “dual class” capital structure with two classes of common stock: Class A common stock and Class B common stock. In implementing this capital structure, (i) a two-for-one split of our common stock was effected, (ii) all outstanding shares of common stock were reclassified as Class A common stock; (iii) each outstanding option to purchase shares of common stock was converted into an option to purchase shares of Class A common stock, (iv) all holders of shares of our convertible preferred stock (other than George P. Sakellaris, our founder, principal stockholder, president and chief executive officer) elected to convert their shares of convertible preferred stock into shares of Class A common stock, and (v) all outstanding shares of our convertible preferred stock (which were then held solely by Mr. Sakellaris) automatically converted into shares of Class B common stock. The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Each share of our Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities).
During July and August 2010, a total of 1,167,500 shares were issued upon the exercise of options under our 2000 stock incentive plan, which we refer to as the 2000 Plan, at an average price of $1.838 per share. Total proceeds received were $2,145,635.
On August 31, 2010, we acquired Quantum Engineering and Development, Inc., an energy service company active in Oregon and Washington.
Financial Operations Overview
Revenue
We derive revenue from energy efficiency and renewable energy products and services. Our energy efficiency products and services include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure. Our renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, processed LFG, heat or cooling from plants that we own, and the sale and installation of solar energy products and systems.
During the three months ended June 30, 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 12.6% of our total revenue for the quarter. For the six months ended June 30, 2010, the same project accounted for 13.2% of total revenue.
Direct Expenses and Gross Margin
Direct expenses include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of our projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, and, if applicable, costs of procuring financing. A majority of our contracts have fixed price terms; however, in some cases we negotiate protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
Direct expenses also include O&M costs for the small-scale renewable energy plants that we own, including the cost of fuel (if any) and depreciation charges.
Gross margin, which is gross profit as a percent of revenue, is affected by a number of factors, including the type of services performed and the geographic region in which the sale is made. Renewable energy projects that we own and operate typically have higher margins than energy efficiency projects, and sales in the United States typically have higher margins than in Canada due to the typical mix of products and services that we sell there.
Operating Expenses
Operating expenses consist of salaries and benefits, project development costs, and general, administrative and other expenses.
Salaries and benefits. Salaries and benefits consist primarily of expenses for personnel not directly engaged in specific project or revenue generating activity. These expenses include the time of executive management, legal, finance, accounting, human resources, information technology and other staff not utilized in a particular project. We employ a comprehensive time card system which creates a contemporaneous record of the actual time by employees on project activity. We expect salaries and benefits to increase as we incur additional costs related to operating as a publicly-traded company, including accounting, compliance and legal.
Project development costs. Project development costs consist primarily of sales, engineering, legal, finance and third-party expenses directly related to the development of a specific customer opportunity. This also includes associated travel and marketing expenses. We intend to hire additional sales personnel and initiate additional marketing programs as we expand into new regions or complement existing development resources. Accordingly, we expect that our project development costs will continue to increase, but will moderate as a percentage of revenue over time.
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications and office expenses. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general and administrative expenses to increase as we incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings and amortization of deferred financing costs, unrealized gains and losses on derivatives not accounted for as hedges, and realized gains on derivatives not accounted for as hedges. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
Provision for Income Taxes
The provision for income taxes is based on various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these consolidated financial statements relate to estimates of final contract profit in accordance with long-term contracts, project development costs, project assets, impairment of goodwill, impairment of long-lived assets, fair value of derivative financial instruments, income taxes and stock-based compensation expense. Such estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions are made on an ongoing basis, and accordingly, the actual results may differ from these estimates under different assumptions or conditions.
The following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
For each arrangement we have with a customer, we typically provide a combination of one or more of the following services or products:
•	installation or construction of energy efficiency measures, facility upgrades and/or a renewable energy plant to be owned by the customer;

•	sale and delivery, under long-term agreements, of electricity, gas, heat, chilled water or other output of a renewable energy or central plant that we own and operate;

•	sale and delivery of PV equipment and other renewable energy products for which we are a distributor; and

•	O&M services provided under long-term O&M agreements, as well as consulting services.
Often, we will sell a combination of these services and products in a bundled arrangement. We divide bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair market value of all the elements. The fair market value is determined based on the price of the deliverable sold on a stand-alone basis.
We recognize revenue from the installation or construction of a project on a percentage-of-completion basis. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. In accordance with industry practice, we include in current assets and liabilities the amounts of receivables and payables related to construction projects that are receivable and payable over a period in excess of one year. We recognize revenue associated with contract change orders only when the authorization for the change order has been properly executed and the work has been performed and accepted by the customer.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, our policy is to record the entire expected loss immediately, regardless of the percentage of completion.

Deferred revenue represents circumstances where (i) there has been a receipt of cash from the customer for work or services that have yet to be performed, (ii) there has been a receipt of cash where the product or service may not have been accepted by the customer or (iii) all other revenue recognition criteria have been met, but an estimate of the final total cost cannot be determined. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period to period. Unbilled receivables represent amounts earned and billable that had not been invoiced at the end of the fiscal period.
We recognize revenue from the sale and delivery of products, including the output of our renewable energy plants, when produced and delivered to the customer, in accordance with the specific contract terms, provided that persuasive evidence of an arrangement exists, our price to the customer is fixed or determinable and collectibility is reasonably assured.
We recognize revenue from O&M contracts and consulting services as the related services are performed.
For a limited number of contracts under which we receive additional revenue based on a share of energy savings, we recognize such additional revenue as energy savings are generated.
Project Development Costs
We capitalize as project development costs only those costs incurred in connection with the development of energy efficiency and renewable energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and associated travel, if incurred after a point in time when the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred.
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended June 30, 2009 was $0.4 million. No interest was capitalized for the three months ended June 30, 2010. The amount of interest capitalized during the six months ended June 30, 2009 and 2010 was $0.7 million and $0.3 million, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the consolidated statements of income and comprehensive income.
We evaluate our long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
Other Assets
In 2003, we acquired an asset which was substantially monetized with a residual based on an expectation of the contract running its full term. During the three months ended June 30, 2010, we received notice that the customer intended to prepay the contract at the end of 2010. Accordingly, we recorded a non-cash charge of approximately $2.1 million related to the unexpected prepayment of the long-term receivable.
Impairment of Goodwill
We apply ASC Topic 350 in accounting for the valuation of goodwill and identifiable intangible assets, and test for the impairment of goodwill annually at the end of each fiscal year.
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. We assess the impairment of goodwill and intangible assets with indefinite lives on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that, more likely than not, the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.

Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base stock price of our public competitors for a sustained period of time.
Impairment of Long-Lived Assets
We periodically evaluate long-lived assets for events and circumstances that indicate a potential impairment. A review of long-lived assets for impairment is performed whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If these estimates or their related assumptions change in the future, an impairment charge may be required against these assets in the reporting period in which the impairment is determined.
Derivative Financial Instruments
We account for our interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on our consolidated balance sheet at fair value. The fair value of our interest rate swaps is determined based on observable market data in combination with expected cash flows for each instrument.
Effective January 1, 2009, we adopted new guidance which expands the disclosure requirements for derivative instruments and hedging activities.
In the normal course of business, we utilize derivative contracts as part of our risk management strategy to manage exposure to market fluctuations in interest rates. These instruments are subject to various credit and market risks. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We seek to manage credit risk by entering into financial instrument transactions only through counterparties that we believe to be creditworthy. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates. We seek to manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. As a matter of policy, we do not use derivatives for speculative purposes.
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes three projects that utilize a variable rate swap instrument. Prior to December 31, 2009, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. During 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. We entered into the interest rate swap contracts as an economic hedge.
We recognize all derivatives in our consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2009, qualified, but were not designated as fair value hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our consolidated statements of income at fair value, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swap that we entered into during 2010 qualifies, and has been designated, as a fair value hedge.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheet and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to our interest rate swaps, we recorded the unrealized gain (loss) in earnings in the three months ended June 30, 2009 of approximately $1.3 million as other income (expense) in our consolidated statement of income and comprehensive income (loss). No unrealized gain (loss) in earnings was recorded in the three months ended June 30, 2010. For the six months ended June 30, 2009 and 2010, we recognized approximately $2.0 million and $(0.1 million), respectively, as other income (expense) in our consolidated statements of income and comprehensive income (loss).

Income Taxes
We provide for income taxes based on the liability method. We provide for deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using the enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.
We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for an uncertain tax position can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once: the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position; and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.
Business Segments
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters. It also includes all corporate operating expenses not specifically allocated to the segments. We do not allocate any indirect expenses to the segments.
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants and others. We recognize the costs associated with option and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment).
Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ vesting period.
Grants of Restricted Shares
In October 2006, we issued 2,000,000 shares of restricted stock to George P. Sakellaris, our founder, principal shareholder, president and chief executive officer under our 2000 Plan, as consideration for his personal indemnity of surety arrangements required for certain projects. The award vested in full in October 2009. At the time the shares were issued, the fair value was determined to be $3.41 per share. During the three months ended June 30, 2009, we recorded an expense of $443,136. During the six months ended June 30, 2009, we recorded an expense of $969,737. No expense was recorded during the three or six months ended June 30, 2010.
Issuance of Warrants
As part of a financing agreement, we issued warrants to acquire 2,000,000 and 1,600,000 shares of common stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. During 2008, we repurchased 3,194,714 of these warrants at an average price of $2.505 per share, for a total price of $8.0 million. We recorded this transaction in additional paid-in capital and it is reflected in our consolidated balance sheets for 2008 and 2009. In June 2010, we issued 405,286 shares of Class A common stock upon the exercise of a warrant at an exercise price of $0.005 per share, and no warrants to purchase shares of our common stock remain outstanding.

Stock Option Grants
We have granted stock options to certain employees and directors under the 2000 Plan. At June 30, 2010, 8,206,250 shares were available for grant under the 2000 Plan; however, we will grant no further stock options or restricted stock awards under the 2000 Plan. Our 2010 stock incentive plan, or the 2010 Plan, which became effective upon the closing of our initial public offering, was adopted by our board of directors in May 2010 and approved by our stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of our Class A common stock were reserved for issuance under the 2010 Plan.
Under the terms of the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. The options generally vest over five years, with 20% vesting at the end of the first year and five percent vesting every three months beginning one year after the grant date. If the employee ceases to be employed for any reason before vested options have been exercised, the employee generally has 90 days to exercise vested options or they are forfeited.
Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718 requiring that all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, be recognized in the consolidated statements of income and comprehensive income based on their fair values, using the prospective-transition method.
Effective with the adoption of ASC 718, we elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2009 and 2010:

	Year Ended	Six Months
	December 31,	Ended June 30,
	2009	2010
Future dividends	$—	$—
Risk-free interest rate	2.00-2.94%	2.59-3.11%
Expected volatility	57%-59%	57%-59%
Expected life	6.5 years	6.5 years
We will continue to use our judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated financial statements. These expenses will affect our direct expenses, project development and marketing expenses, and salaries and benefits expense.
As of June 30, 2010 we had $10.7 million of total unrecognized stock-based compensation cost related to employee stock options. We expect to recognize this cost over a weighted-average period of 4.3 years after June 30, 2010. The allocation of this expense between direct expenses, project development and marketing expenses, and salaries and benefits expense will depend on the salaries and work assignments of the personnel holding these options.
Determination of Fair Value
We believe we have used reasonable methodologies and assumptions in determining the fair value of our common stock for financial reporting purposes. Our board of directors has historically estimated the fair value of our common stock. Because there has been no public market for our shares, our board of directors historically determined the fair value of our common stock based primarily on the market approach, together with a number of objective and subjective factors, including:

•	results of our operations and financial condition during the most recently completed period;

•	forecasts of our financial results and market conditions affecting our business; and

•	developments in our business.
The market approach estimates the fair value of a company by applying market multiples of publicly-traded, or recently-acquired, firms in the same or similar lines of business to the results and projected results of the company being valued. In establishing exercise prices for our options, we followed a methodology designed to result in exercise prices that were not lower than, but could be higher than, the then fair value of our common stock. When choosing companies for use in the market approach, we focused on companies that provide energy efficiency services and have high rates of growth. To determine our enterprise value, we reviewed the multiple of market valuations of the comparable companies to their adjusted EBITDA for the prior fiscal year (based on publicly-available data), as well as the multiples of adjusted EBITDA for the prior fiscal year paid by us for our acquisitions. Based on this review, we established a market multiple which was generally higher than that of our comparable companies, and which we then applied to our own adjusted EBITDA for the prior fiscal year. To determine equity value, we added cash on hand at the end of the period and the cash from the pro forma exercise of stock options, and then subtracted senior corporate debt. The resulting value was divided by the number of common shares outstanding on a fully diluted basis to obtain the fair value per share of common stock. Typically, we performed a new valuation annually after completing our audited consolidated financial statements.
We used adjusted EBITDA in determining our enterprise value under the market approach because we believe that metric provides greater comparability than other metrics for the companies included in the analysis. We considered using net income, book value and cash flow; however, we found those metrics less meaningful than adjusted EBITDA due to varying levels of non-cash and non-operating income and expenses, and the effects of leverage, in the other companies’ financial statements. We believe adjusted EBITDA was the most meaningful financial metric for purposes of estimating the fair value of our common stock for financial statement reporting purposes because it is an unlevered measure of operating earnings potential before financing and certain other accounting decisions are considered. In addition to the use of the market approach to determine the enterprise value, we considered the discounted cash flow methodology to estimate the equity value in the goodwill impairment analysis discussed in Note 2 to our condensed consolidated financial statements included in this report. The resulting equity values obtained from the discounted cash flow methodology corroborated the results of the market approach used in our contemporaneous common stock valuations.
Since January 1, 2010, we granted a total of 856,000 stock options with an exercise price of $13.045 per share. The fair value of our common stock as of April 26, 2010 and May 28, 2010, the grant dates, was determined contemporaneously to be $13.045 per share. In determining this value, we employed the same methods and approaches used in the retrospective analyses described above. The primary reasons for the increase in the valuation of our common stock since September 25, 2009, when it was retrospectively valued at $11.00, to April 26, 2010 and May 28, 2010 were:
•	a 30% increase in our next 12 months projected adjusted EBITDA between September 25, 2009 and the two relevant dates in 2010, due to growth in our backlog and several, previously-contracted, large efficiency and renewable energy projects entering major construction phases;

•	our expectation that we would conduct an initial public offering within the next three months; and

•	our preliminary estimates of our valuation for purposes of our initial public offering.
Valuation models require the input of highly subjective assumptions. There are significant judgments and estimates inherent in the determination of these valuations. These judgments and estimates include assumptions regarding our future performance, the time to undertaking and completing an initial public offering or other liquidity event, as well as determinations of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net income and net income per share could have been significantly different. Additionally, because our capital stock prior to our initial public offering had characteristics significantly different from those that apply following the closing of the offering, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the models do not necessarily provide a reliable, single measure of fair value. The foregoing valuation methodologies are not the only valuation methodologies available and will not be used to value our Class A or Class B common stock now that our initial public offering is complete. We cannot make assurances regarding any particular valuation of our shares.
Internal Control Over Financial Reporting
We had a material weakness in our internal control over financial reporting during the three months ended June 30, 2009 and 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We do not currently have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. This constitutes a material weakness, which we plan to remediate by hiring additional personnel with the requisite expertise. See “Risk Factors — We have a material weakness in our internal control over financial reporting. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.”
Results of Operations
Three Months Ended June 30, 2009 and 2010
Revenue
Total revenue. Total revenue increased by $51.9 million, or 58.0%, in the second quarter of 2010 to $141.4 million compared to the second quarter of 2009 due to higher revenue from both energy efficiency and renewable energy projects.
Energy efficiency revenue. Energy efficiency revenue increased by $23.6 million, or 30.5%, in the second quarter of 2010 compared to the second quarter of 2009 due to an increase in the number of projects being installed for our municipal and other institutional customers.
Renewable energy revenue. Renewable energy revenue increased by $28.3 million, or 232.2%, in the second quarter of 2010 compared to the second quarter of 2009. The increase was primarily due to the greater number of renewable energy facilities being built by us for our customers. The construction volume of such plants increased by approximately $23.7 million in the second quarter of 2010. Additionally, during the second quarter of 2010, approximately $4.6 million of our renewable energy revenue increase was from the operation of facilities owned by us that produce renewable energy and from the delivery of renewable energy products. We have placed in service during the past year nine new renewable energy plants owned by us that produce energy from landfill gas or photovoltaic systems.
Revenue from customers outside the United States, principally Canada, was $22.8 million in the second quarter of 2010 compared to $17.9 million in the second quarter of 2009.
Business segment revenue. Total revenue for the U.S. federal segment increased $28.7 million, or 384.8%, to $36.1 million in the second quarter of 2010, compared to the second quarter of 2009, primarily due to increased installation of renewable energy facilities and other projects. Revenue recognized on the installation of a renewable energy project for the U.S. Department of Energy accounted for a significant portion of our revenue for this segment in the second quarter of 2010. Total revenue for the central U.S. region segment increased $0.6 million, or 2.8%, to $20.6 million in the second quarter of 2010, compared to the second quarter of 2009, primarily due to the increased installation of energy efficiency projects. Total revenue for the Canada segment increased $5.0 million, or 28.6%, in the second quarter of 2010, to $22.3 million, compared to the second quarter of 2009, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures, particularly two large projects for housing authorities. Total revenue from the other U.S. regions segment increased $12.6 million, or 53.8%, to $36.1 million in the second quarter of 2010, compared to the second quarter of 2009, primarily due to an increase in the size and, to a lesser extent, the number of projects under construction. Total revenue not allocated to segments and presented as all other increased $5.1 million, or 24.0%, to $26.2 million in the second quarter of 2010, compared to the second quarter of 2009, primarily due to increased sales of renewable energy and the delivery of renewable energy products.
Direct Expenses and Gross Profit
Total direct expenses. Direct expenses increased by $41.1 million, or 55.4%, in the second quarter of 2010 compared to the second quarter of 2009. Stronger gross profit margins on projects in the second quarter of 2010 caused direct expenses to increase at a slower rate than revenue.
Energy efficiency. Energy efficiency gross margin increased to 17.6% in the second quarter of 2010 from 17.0% in the same period in 2009, due primarily to higher expected margins on construction projects.
Renewable energy. Renewable energy gross margin increased to 20.7% in the second quarter of 2010 from 17.9% in the second quarter of 2009, also due primarily to higher expected margins on projects in construction.
Operating Expenses
Salaries and benefits. Salaries and benefits decreased by $0.1 million, or 1.1%, in the second quarter of 2010 as compared with the second quarter of 2009. Higher staff levels were offset by improved utilization, which resulted in more employee costs being allocated to direct expenses.
Project development. Project development expenses decreased by $0.8 million, or 28.3%, in the second quarter of 2010 compared to the second quarter of 2009, reflecting the higher volume of new contracts signed. As contract volume increases, more pre-construction costs are treated as a direct expense rather than as an operating expense.
General, administrative and other. General, administrative and other expenses increased by $1.4 million, or 26.9%, in the second quarter of 2010 compared to the second quarter of 2009. This increase was due to a $2.1 million non-cash charge we recorded in the quarter related to an unexpected prepayment of a long-term receivable. This asset was acquired in 2003, and was subsequently monetized with a residual recorded by us based on an expectation of the contract running its full term. In the second quarter of 2010, we received a notice that the customer intended to prepay the contract at the end of this year, and we accordingly recorded a $2.1 million non-cash charge.
Other Income (Expense)
Other income (expense) decreased by $1.8 million to a net expense of $1.2 million in the second quarter of 2010 from a net income of $0.6 million in the second quarter of 2009. The decrease was due primarily to the unrealized gain on derivatives realized in the second quarter of 2009. As of April 1, 2010, we have designated all derivative instruments as hedges; therefore, unrealized gains and losses are recognized as part of other comprehensive income (loss). The following table presents the changes in other income (expense) from the second quarter of 2009 to the second quarter of 2010:

	Three Months Ended June 30,
	2009	2010
Unrealized gain from derivatives	$1,306,578	$—
Interest expense, net of interest income	(656,336)	(1,119,043)
Amortization of deferred financing fees	(37,444)	(97,655)

	$612,798	$(1,216,698)

Income Before Taxes
Income before taxes for the second quarter of 2010 increased to $10.8 million from $2.4 million for the second quarter of 2009. The increase was due to higher gross profit, which was partially offset by increases in operating expenses and other net expenses.
Business Segment Income Before Taxes. Income before taxes for the U.S. federal segment increased $6.3 million to $3.3 million in the second quarter of 2010, from a loss in the second quarter of 2009 of $2.9 million. The increase was due to higher revenue and better operating margins. Income before taxes for the central U.S. region segment decreased slightly to $2.1 million in the second quarter of 2010 compared to $2.3 million earned during the second quarter of 2009, due to lower operating margins. Income before taxes for the Canada segment increased $0.3 million to $0.7 million in the second quarter of 2010 compared to the second quarter of 2009, due to higher revenue and improved operating margins. Income before taxes for the other U.S. regions segment increased by $3.0 million, or 101.4%, to $5.9 million in the second quarter of 2010 compared to the second quarter of 2009. The increase in this segment was due to increased revenue and an increase in the profit margin during the second quarter of 2010 from the same period in 2009. The loss before taxes not allocated to segments and presented as all other, decreased by $0.9 million, or 212.7%, to $1.3 million in the second quarter of 2010, compared to the second quarter of 2009, primarily due to an increase in both operating expenses and other expenses. The amounts of unallocated corporate expenses for the second quarters of 2009 and 2010 were $4.5 million and $6.6 million, respectively. The changes in the expenses allocated to all other from the second quarter of 2009 to the second quarter of 2010 were consistent with the overall change in consolidated expenses discussed above. Income before taxes and unallocated corporate expenses for all other was $5.4 million in the second quarter of 2010, a $1.3 million, or 32.0%, decrease compared to the second quarter of 2009.
Provision for Income Taxes
The provision for income taxes increased by $2.4 million, to $3.1 million, in the second quarter of 2010, from $0.7 million in the second quarter of 2009. The effective tax rate increased to 28.6% for the second quarter of 2010 from 27.8% in the second quarter of 2009. The rate variance between the periods is due mainly to a change in permanent items from 2009 to 2010. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179(d) of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased by $6.0 million, or 348.0%, in the second quarter of 2010 to $7.7 million, compared to $1.7 million in the second quarter of 2009, due to higher pre-tax income, which was partially offset by an increase in the tax provision. Earnings per share in the second quarter of 2010 were $0.56 per basic share and $0.21 per diluted share, representing an increase of $0.38 and $0.16, respectively, from the second quarter of 2009. The weighted-average number of basic and diluted shares outstanding increased by 43.9% and 10.0%, respectively, as a result of the vesting of restricted shares, the exercise of stock options, and the grant of new stock options.
Six Months Ended June 30, 2009 and 2010
Revenue
Total revenue. Total revenue increased by $84.1 million, or 51.7%, in the first six months of 2010 to $247.0 million compared to the first six months of 2009 due to higher revenue from both energy efficiency and renewable energy projects.
Energy efficiency revenue. Energy efficiency revenue increased by $41.2 million, or 30.7%, in the first six months of 2010 compared to the first six months of 2009 due to an increase in the number of projects being installed for our municipal and other institutional customers.
Renewable energy revenue. Renewable energy revenue increased by $42.9 million, or 151.3%, in the first six months of 2010 compared to the first six months of 2009. The increase was primarily due to the greater number of renewable energy facilities being built by us for our customers. The construction volume of such plants increased by approximately $36.2 million in the first six months of 2010. Additionally, during the first six months of 2010 approximately $6.7 million of our renewable energy revenue increase was from the operation of facilities owned by us that produce renewable energy and from the delivery of renewable energy products. We have placed in service during the past year nine new renewable energy plants owned by us that produce energy from landfill gas or photovoltaic systems.
Revenue from customers outside the United States, principally Canada, was $41.5 million in the first six months of 2010 compared to $31.8 million in the same period of 2009.
Business segment revenue. Total revenue for the U.S. federal segment increased $41.5 million, or 213.5%, to $61.0 million in the six months ended June 30, 2010, compared to the same period of 2009, primarily due to increased installation of renewable energy facilities and other projects. Revenue recognized on the installation of a renewable energy project for the U.S. Department of Energy accounted for a significant portion of our revenue for this segment in the first six months of 2010. Total revenue for the central U.S. region segment increased $8.1 million, or 25.9%, to $39.2 million in the first six months of 2010, compared to the first six months of 2009, due to the increased installation of energy efficiency projects. Total revenue for the Canada segment increased $10.3 million, or 34.1%, in the first six months of 2010, to $40.7 million, compared to the first six months of 2009, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures, particularly two large projects for housing authorities. Total revenue from the other U.S. regions segment increased $16.9 million, or 41.4%, to $57.8 million in the first six months of 2010, compared to the first six months of 2009, primarily due to an increase in the size and, to a lesser extent, the number of projects under construction. Total revenue not allocated to segments and presented as all other increased $7.3 million, or 17.8%, to $48.3 million in the first six months of 2010, compared to the first six months of 2009, primarily due to increased sales of renewable energy and the delivery of renewable energy products.
Direct Expenses and Gross Profit
Total direct expenses. Direct expenses increased by $68.6 million, or 51.3%, in the six months ended June 30, 2010 compared to the same period in 2009. Lower gross profit margins on projects in the first six months of 2010 caused direct expenses to increase at a greater rate than revenue.
Energy efficiency. Energy efficiency gross margin decreased to 17.1% in the first six months of 2010 from 17.6% in the same period in 2009. The decrease was primarily due to our recognition of additional profit in the first six months of 2009 on certain of our construction projects that we were able to complete at total costs below their construction budget.
Renewable energy. Renewable energy gross margin increased to 20.2% in the first six months of 2010 from 19.1% in the first six months of 2009, due primarily to higher budgeted margins on projects in construction.
Operating Expenses
Salaries and benefits. Salaries and benefits increased by $2.0 million, or 17.7%, in the first six months of 2010 as compared with the first six months of 2009. This was primarily due to the increased headcount necessary to manage our expectation of an increase in our business activity in fiscal 2010 and beyond.
Project development. Project development expenses decreased by $0.4 million, or 7.5%, in the first six months of 2010 compared to the same period of 2009, reflecting the higher volume of new contracts signed. As contract volume increases, more pre-construction costs are treated as a direct expense rather than as an operating expense.
General, administrative and other. General, administrative and other expenses increased by $1.8 million, or 18.4%, in the first six months of 2010 compared to the first six months of 2009. This increase was due to a $2.1 million non-cash charge we recorded during the second quarter of 2010 related to the unexpected prepayment of a long-term receivable described above.
Other Income (Expense)
Other income (expense) decreased by $2.7 million to a net expense of $2.1 million in the first six months of 2010 from a net income of $588,000 in the first six months of 2009. The decrease was due primarily to the unrealized gain on derivatives realized in the second quarter of 2009. As of April 1, 2010, we have designated all derivative instruments as hedges; therefore, unrealized gains and losses are recognized as part of other comprehensive income (loss). The following table presents the changes in other income (expense) from the first six months of 2009 to the first six months of 2010:

	Six Months Ended June 30,
	2009	2010
Unrealized gain (loss) from derivatives	$1,988,945	$(133,591)
Interest expense, net of interest income	(1,297,942)	(1,770,791)
Amortization of deferred financing fees	(102,646)	(168,005)

	$588,357	$(2,072,387)

Income Before Taxes
Income before taxes for the first six months of 2010 increased to $12.5 million from $3.0 million for the first six months of 2009. The increase was due to higher gross profit, which was partially offset by increases in operating expenses and other net expenses.

Business Segment Income Before Taxes. Income before taxes for the U.S. federal segment increased $6.8 million to $5.3 million in the six months ended June 30, 2010, from a loss in the six months ended June 30, 2009 of $1.5 million. The increase was due to higher revenue and better operating margins. Income before taxes for the central U.S. region segment increased to $3.1 million in the first six months of 2010, from $2.6 million earned during the first six months of 2009, due to lower operating margins. Income before taxes for the Canada segment increased $0.6 million to $1.1 million in the first six months of 2010 compared to the first six months of 2009, due to higher revenue and improved operating margins. Income before taxes for the other U.S. regions segment increased by $3.9 million, or 94,2%, to $8.1 million in the first six months of 2010 compared to the first six months of 2009. The increase in this segment was primarily due to increased revenue and an increase in the profit margin, as the segment avoided certain cost overruns that impacted results in 2009. The loss before taxes not allocated to segments and presented as all other, increased by $2.5 million, or 90.2%, to $5.2 million in the first six months of 2010, compared to the first six months of 2009, primarily due to the lower margins on renewable energy sales, and an increase in both operating expenses and other expenses. The amounts of unallocated corporate expenses for the first six months of 2009 and 2010 were $10.9 million, and $13.9 million, respectively. The changes in the expenses allocated to all other from the first six months of 2009 to the first six months of 2010 were consistent with the overall change in consolidated expenses discussed above. Income before taxes and unallocated corporate expenses for all other was $8.8 million in the first six months of 2010, a $0.6 million, or 7.3%, decrease compared to the first six months of 2009.
Provision for Income Taxes
The provision for income taxes increased by $2.6 million, to $3.5 million in the first six months of 2010 from $0.9 million in the first six months of 2009. The effective tax rate decreased to 28.1% for the first six months of 2010 from 29.3% in the first six months of 2009. The rate variance between the periods is due mainly to a change in permanent items from 2009 to 2010. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179(d) of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased by $6.8 million, or 320.2%, in the first six months of 2010 to $9.0 million, compared to $2.1 million in the first six months of 2009, due to higher pre-tax income, which was partially offset by an increase in the tax provision. Earnings per share in the first six months of 2010 were $0.66 per basic share and $0.24 per diluted share, representing an increase of $0.44 and $0.18, respectively, from the first six months of 2009. The weighted-average number of basic and diluted shares outstanding increased by 41.0% and 9.0%, respectively, as a result of the vesting of restricted shares, the exercise of stock options, and the grant of new stock options.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets and the net proceeds from our initial public offering, will be sufficient to fund our operations through 2011 and thereafter.
Cash flows from operating activities. Operating activities provided $2.5 million of net cash during the three months ended June 30, 2010. During that period, we had net income of $7.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $2.4 million. Net increases in accounts payable and other liabilities provided another $15.3 million in cash. However, net increases in accounts receivables and other assets used $22.9 million of cash.
Operating activities used $6.5 million of net cash during the three months ended June 30, 2009. During that period, we had net income of $1.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $1.8 million. Increases in accounts payable, billings in excess of costs and estimated earnings, and other liabilities provided $8.5 million of cash. However, net increases in accounts receivable and other assets used $18.5 million in cash.
Operating activities used $15.5 million of net cash during the six months ended June 30, 2010. During that period, we had net income of $9.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $6.5 million. However, net increases in accounts receivables and other assets used $18.7 million of cash. Net decreases in accounts payable and other liabilities used another $12.3 million in cash.

Operating activities used $26.2 million of net cash during the six months ended June 30, 2009. During that period, we had net income of $2.1 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $6.6 million. Net increases in accounts receivables and other assets used $15.9 million of cash. Net decreases in accounts payable and other liabilities used another $19.1 million in cash.
Cash flows from investing activities. Cash used for investing activities during the three months ended June 30, 2010 totaled $6.6 million and consisted of capital investments of $6.5 million related to the development of renewable energy plants. Other investments related to leasehold improvements and office equipment.
Cash used for investing activities during the three months ended June 30, 2009 totaled $8.0 million and consisted of capital investments of $7.4 million related to the development of renewable energy plants. Other investments were related to leasehold improvements and office equipment.
Cash used for investing activities during the six months ended June 30, 2010 totaled $12.9 million and consisted of capital investments of $12.4 million related to the development of renewable energy plants. Other investments related to leasehold improvements and office equipment.
Cash used for investing activities during the six months ended June 30, 2009 totaled $17.9 million and consisted of capital investments of $16.9 million related to the development of renewable energy plants. Other investments were related to leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended June 30, 2010 totaled $1.4 million. We made net draws on our senior secured credit facility of $6.4 million during the quarter. Partially offsetting those receipts were payments made on long-term debt totaling $3.5 million and increases in certain restricted cash accounts of $0.5 million to meet terms of our loan agreements. Net payments for financing-related fees used $0.7 million and net equity activity used $0.4 million.
Net cash provided by financing activities during the three months ended June 30, 2009 totaled $15.0 million. We received proceeds from long-term debt financings totaling $11.6 million and made net draws on our senior secured credit facility of $4.7 million during the quarter. Partially offsetting those receipts were payments made on long-term debt totaling $0.3 million and increases in certain restricted cash accounts of $1.1 million to meet terms of our loan agreements.
Net cash provided by financing activities during the six months ended June 30, 2010 totaled $1.4 million. We made net draws on our senior secured credit facility of $11.4 million and received proceeds of $0.8 million from a long-term project debt financing during the period. Partially offsetting those receipts were payments made on long-term debt totaling $4.8 million and increases in certain restricted cash accounts of $4.8 million to meet terms of our loan agreements. Net payments for financing-related fees and equity activity accounted for the remaining cash used.
Net cash provided by financing activities during the six months ended June 30, 2009 totaled $33.7 million. Proceeds from a long-term debt financing arrangement and net draws on our credit facility were $26.7 million and $10.6 million, respectively, during the period. Partially offsetting those proceeds were $1.4 million used to pay down long-term debt, $0.9 million to repurchase outstanding shares from an employee, $1.3 million to meet a restricted cash requirement and $0.1 million for financing-related fees.
Subordinated Note
In connection with the organization of Ameresco, on May 17, 2000, we issued a subordinated note to our principal stockholder in the amount of $3.0 million. The subordinated note bears interest at the rate of 10.00% per annum, payable monthly in arrears, and is subordinate to our revolving senior secured credit facility. The subordinated note is payable upon demand. We incurred $0.1 million of interest related to the subordinated note during the second quarter of 2009 and 2010. We incurred $0.2 million of interest related to the subordinated note during the first six months of 2009 and 2010. We repaid in full the outstanding principal balance of, and all accrued but unpaid interest on, during the third quarter of 2010.
Revolving Senior Secured Credit Facility
On June 10, 2008, we entered into a credit and security agreement with Bank of America, consisting of a $50 million revolving facility. The agreement requires us to pay monthly interest at various rates in arrears, based on the amount outstanding. This facility has a maturity date of June 30, 2011. The facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $20 million on a rolling four-quarter basis and a minimum level of tangible net worth. The full line of credit, less outstanding amounts, was available to us as of June 30, 2010. As of June 30, 2010, there was $31.4 million in principal outstanding under the facility, which we subsequently repaid with proceeds from our initial public offering. There was $19.9 million in principal outstanding under the facility as of December 31, 2009.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2010, we had outstanding $54.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.3% to 8.9% and maturing at various dates from 2013to 2024. As of December 31, 2009, we had outstanding $58.4 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.3% to 8.9% and maturing at various dates from 2013 to 2024. As of June 30, 2010 and December 31, 2009, a term loan in the amount of $5.0 million and $5.4 million, respectively, was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer constitutes an event of default under the credit agreement, which could subject us to an assessment of default interest charges. To date, no such interest charges have been assessed. This customer has emerged from bankruptcy, confirmed its obligations to our subsidiary and made all back payments together with interest. We expect that this loan will be repaid, and the default cured, during the third quarter of 2010.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $86.9 million and $32.6 million in principal amount at June 30, 2010 and December 31, 2009, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2010, except as noted above in “— Construction and Term Loans” with respect to the $5.0 million term loan that was in default due to the bankruptcy of the customer that purchases the energy output of the plant financed by the loan, we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2010:

	Payments due by Period
	(in thousands)
			One to	Three to
		Less Than	Three	Five	More than
	Total	One Year	Years	Years	Five Years
Revolving senior secured credit facility(1)	$31,351	$31,351	$—	$—	$—
Term loans	49,515	4,444	9,804	6,996	28,271
Federal ESPC receivable financing(2)	86,890	3,419	83,471	—	—
Interest obligations (3)	24,803	4,452	6,297	4,684	9,370
Operating leases	7,534	2,008	2,756	1,457	1,313

Total	$200,093	$45,674	$102,328	$13,137	$38,954

(1)	For our revolving senior secured credit facility, the table above assumes that the variable interest rate in effect as of June 30, 2010 remains constant for the term of the facility.

(2)	Federal ESPC receivable financing arrangements relate to the installation and construction of projects for certain customers, typically federal governmental entities, where we assign to the lenders our right to customer receivables. We are relieved of the financing liability when the project is completed and accepted by the customer.

(3)	The table does not include, for our federal ESPC receivable financing arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the lender and the amount received by us from the lender for such sale.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in U.S. and Canadian dollars. Changes in these rates may have an impact on future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.
Interest Rate Risk
We had cash and cash equivalents totaling $47.9 million and $21.1 million, as of December 31, 2009 and June 30, 2010, respectively. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. All of our interest rate swaps qualify, and have been designated, as fair value hedges.
By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.
Our exposure to market interest rate risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). During the six months ended June 30, 2010 and the year ended December 31 2009, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $0.2 million and a gain of $3.5 million, respectively, which we recorded as change in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as we do not currently have the technical staff with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, specifically income taxes and SEC financial reporting requirements. We are in the process of hiring additional technical staff to assist in the strengthening of our internal control over financial reporting during 2010.

Part II — Other Information

Item 1.	Legal Proceedings
In the ordinary course of business, we may be involved in a variety of legal proceedings.
In 2009, a lawsuit was filed against us. In the lawsuit, the plaintiff alleged that we caused action for damages by soliciting and hiring the plaintiff’s employees. We and the plaintiff settled the lawsuit by our paying $1.8 million to the plaintiff and in exchange both parties agreed to dismiss the lawsuit and reciprocally release and discharge each other from all claims stated or which could have been stated in the action against each other. The settlement was not construed as an admission of any wrongdoing, but rather was an economic decision to settle and compromise disputed claims. The settlement was recorded in the second quarter of 2009 in general, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income.
On February 27, 2009, we received notice of a default termination from a customer for which we were performing construction services. The dispute involves the customer’s assertion of its understanding of the contractual scope of work involved and with the completion date of the project. We dispute the customer’s assertion as we believe that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, we filed a motion for summary judgment as to a portion of the complaint. In March 2010, the customer filed its response. Discovery is currently ongoing and no date has been set for a hearing on our motion.
We did not record an additional accrual for this matter beyond the adjustments made to our expected profit on this contract because we believe that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, we have adjusted our expected contract revenue and profit until such time as this contingency is resolved. We had claims of approximately $3.0 million outstanding with the customer as of June 30, 2010. As of June 30, 2010, we have not recognized any revenue or profit associated with these claims.

Item 1A.	Risk Factors
If demand for our energy efficiency and renewable energy solutions does not develop as we expect, our revenue will suffer and our business will be harmed.
Our revenue has increased significantly since January 1, 2005. We believe, and our growth expectations assume, that the market for energy efficiency and renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenue from selling into this market will continue to increase. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our revenue will suffer and our business will be harmed.
The projects we undertake for our customers generally require significant capital, which our customers or we may finance through third parties, and such financing may not be available to our customers or to us on favorable terms, if at all.
Our projects are typically financed by third parties. The cost of these projects to our customers can reach up to $200 million. For our energy efficiency projects, we often assist our customers in arranging third-party financing. For small-scale renewable energy plants that we own, we typically rely on a combination of our working capital and debt to finance construction costs. The significant disruptions in the credit and capital markets in the last several years have made it more difficult for our customers and us to obtain financing on acceptable terms or, in some cases, at all. If we or our customers are unable to raise funds on acceptable terms when needed, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations.
In 2008, we entered into a $50 million revolving senior secured credit facility that matures in June 2011. Availability under the facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $20 million on a rolling four-quarter basis and a minimum level of tangible net worth. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all.
Any inability by us or our customers to raise the funds necessary to finance our projects, or any inability by us to extend or replace our revolving credit facility, could materially harm our business, financial condition and operating results.
Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.

Our operating results are difficult to predict and have historically fluctuated from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the trading price of our Class A common stock would likely decline.
Factors that may cause our operating results to fluctuate include:
•	our ability to arrange financing for projects;

•	changes in federal, state and local government policies and programs related to, or a reduction in governmental support for, energy efficiency and renewable energy;

•	the timing of work we do on projects where we recognize revenue on a percentage of completion basis;

•	seasonality in construction and in demand for our products and services;

•	a customer’s decision to delay our work on, or other risks involved with, a particular project;

•	availability and costs of labor and equipment;

•	the addition of new customers or the loss of existing customers;

•	the size and scale of new customer projects;

•	the availability of bonding for our projects;

•	our ability to control costs, including operating expenses;

•	changes in the mix of our products and services;

•	the rates at which customers renew their O&M contracts with us;

•	the length of our sales cycle;

•	the productivity and growth of our sales force;

•	the timing of opening of new offices or making other significant investments in the growth of our business, as the revenue we hope to generate from those expenses often lags several quarters behind those expenses;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	costs related to the acquisition and integration of companies or assets;

•	general economic trends, including changes in energy efficiency spending or geopolitical events such as war or incidents of terrorism; and

•	future accounting pronouncements and changes in accounting policies.
Our operating expenses do not always vary directly with revenue and may be difficult to adjust in the short term. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a revenue shortfall could have a disproportionate effect on our operating results for that quarter.
We may not be able to maintain or increase our profitability.
We have been profitable on an annual basis since the year ended December 31, 2002. However, we have incurred net losses in certain quarters since that time. We may not succeed in maintaining our profitability and could incur quarterly or annual losses in future periods. We intend to increase our expenses as we grow our business and expand into new geographic locations, and we expect to incur additional accounting, legal and other expenses associated with being a public company. If our revenue does not increase sufficiently to offset these increases in costs, our operating results will be harmed. Our historical operating results should not be considered as necessarily indicative of future operating results and we can provide no assurance that we will be able to maintain or increase our profitability in the future.
We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts.
As of June 30, 2010, we had backlog of approximately $668 million in future revenue under signed customer contracts for the installation or construction of projects, which we expect to be recognized over the period from 2010 to 2013, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $465 million over the same period. As of June 30, 2009, we had backlog of approximately $457 million in future revenue under signed customer contracts for the installation or construction of projects, which we expected to be recognized over the period from 2009 to 2012, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $711 million over the period from 2009 to 2013. We also expect to realize recurring revenue both under long-term O&M contracts and under long-term energy supply contracts for renewable energy plants that we own.
Our customers have the right under some circumstances to terminate contracts or defer the timing of our services and their payments to us. In addition, our government contracts are subject to the risks described below under “Provisions in government contracts may harm our business, financial condition and operating results.” The payment estimates for projects that have been awarded to us but for which we have not yet signed contracts have been prepared by management and are based upon a number of assumptions, including that the size and scope of the awarded projects will not change prior to the signing of customer contracts, that we or our customers will be able to obtain any necessary third-party financing for the awarded projects, and that we and our customers will reach agreement on and execute contracts for the awarded projects. We are not always able to enter into a contract for an awarded project on the terms proposed. As a result, we may not receive all of the revenue that we include in our backlog or that we estimate we will receive under awarded projects. If we do not receive all of the revenue we currently expect to receive, our future operating results will be adversely affected. In addition, a delay in the receipt of revenue, even if such revenue is eventually received, may cause our operating results for a particular quarter to fall below our expectations.
Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.
We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenue and operating income in the third quarter are typically higher, and our revenue and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business.
We depend in part on government legislation and policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. The U.S. and Canadian federal governments and several of the states and provinces in which we operate support our existing and potential customers’ investments in energy efficiency and renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue.
For example, U.S. legislation authorizing federal agencies to enter into ESPCs, such as those we enter into with our customers, was enacted in 1992. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commences prior to the end of 2010 where the project is placed in service by various dates set out in the act. The Internal Revenue Code, or the Code, currently provides production tax credits for the generation of electricity from wind projects and from LFG-fueled power projects, and an investment tax credit or grant in lieu of such tax credits for investments in LFG, wind, biomass and solar power generation projects. Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.
We, our customers and prospective customers frequently depend on these programs to help justify the costs associated with, and to finance, energy efficiency and renewable energy projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to complete projects for existing customers and obtain project commitments from new customers. A delay or failure by government agencies to administer, or make procurements under, these programs in a timely and efficient manner could have a material adverse effect on our existing and potential customers’ willingness to enter into project commitments with us.
In addition, some of our customers purchase electricity, thermal energy or processed LFG from our renewable energy plants, or purchase other energy services from us, because tax, energy and environmental laws encourage or in some cases require these customers to procure power from renewable or low-emission sources, or to reduce their electricity use. Changes to these tax, energy and environmental laws could reduce our customers’ incentives and mandates to purchase the kinds of services that we supply, and could thereby adversely affect our business, financial condition and operating results.
Changes in the laws and regulations governing the public procurement of ESPCs could have a material impact on our business.
We derive a significant amount of our revenue from ESPCs with our government customers. While federal, state and local government rules governing such contracts vary, such rules may, for example, permit the funding of such projects through long-term financing arrangements; permit long-term payback periods from the savings realized through such contracts; allow units of government to exclude debt related to such projects from the calculation of their statutory debt limitation; allow for award of contracts on a “best value” instead of “lowest cost” basis; and allow for the use of sole source providers. To the extent these rules become more restrictive in the future, our business could be harmed.
A significant decline in the fiscal health of federal, state, provincial and local governments could reduce demand for our energy efficiency and renewable energy projects.
In 2009, approximately 85% of our revenue was derived from sales to federal, state, provincial or local governmental entities. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable services and products, such as boilers, chillers, cogeneration systems, PV panels, lighting and other complex components. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors.
We rely on subcontractors to perform substantially all of the construction and installation work related to our projects. We provide all design and engineering work related to, and act as the general contractor for, our projects. We have established relationships with subcontractors that we believe to be reliable and capable of producing satisfactory results, but we often need to engage subcontractors with whom we have no experience for our projects. If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed.
The warranties provided by our third-party suppliers and subcontractors typically limit any direct harm we might experience as a result of our relying on their products and services. However, there can be no assurance that a supplier or subcontractor will be willing or able to fulfill its contractual obligations and make necessary repairs or replace equipment. In addition, these warranties generally expire within one to five years or may be of limited scope or provide limited remedies. If we are unable to avail ourselves of warranty protection, we may incur liability to our customers or additional costs related to the affected products and components, including replacement and installation costs, which could have a material adverse effect on our business, financial condition and operating results.
Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services — even if covered by warranties — could adversely affect the quality and performance of our solutions. This could cause us to experience difficulty retaining current customers and attracting new customers, and could harm our brand, reputation and growth. In addition, any significant interruption or delay by our suppliers in the manufacture or delivery of products or services on which we depend could require us to expend considerable time, effort and expense to establish alternate sources for such products and services.
We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract.
For our energy efficiency projects, we typically enter into ESPCs under which we commit that the projects will satisfy agreed-upon performance standards appropriate to the project. These commitments are typically structured as guarantees of increased energy efficiency that are based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed efficiency commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the pre-agreed increase in energy efficiency will have been met. Under an equipment-level commitment, we commit to a level of increased energy efficiency based on the difference in use measured first with the existing equipment and then with the replacement equipment upon completion of installation. A whole building-level commitment requires measurement and verification of increased energy efficiency for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and verification may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 20 years.
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. We rely in part on warranties from our equipment suppliers and subcontractors to back-stop the warranties we provide to our customers and, where appropriate, pass on the warranties to our customers. However, the warranties we provide to our customers are sometimes broader in scope or longer in duration than the corresponding warranties we receive from our suppliers and subcontractors, and we bear the risk for any differences, as well as the risk of warranty default by our suppliers and subcontractors.
Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. From our inception to June 30, 2010, our total payments to customers and incurred equipment replacement and maintenance costs under our energy efficiency commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. However, we may incur additional or increased liabilities or expenses under our ESPCs in the future. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition or operating results. In addition, any disputes with a customer over the extent to which we bear responsibility to improve performance or make payments to the customer may diminish our prospects for future business from that customer or damage our reputation in the marketplace.
We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase.
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects.
For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the 19-year performance period of the contract. Several provisions in that contract mitigate the price risk, including a specified annual increase in the price our subsidiary charges the customer for biomass fuel, incentives for the customer to make on-site biomass available to the cogeneration facility, an escrow fund from which our subsidiary can withdraw funds should the price of biomass in a given year exceed that charged to the customer, the right to reduce the amount of steam generated by the use of biomass to a stipulated minimum level and the ability to use other fuels, such as used tires, to produce up to 30% of the facility’s total production. In addition, although we typically structure our contracts so that our obligation to supply a customer with LFG, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we may commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties.
Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.
Our business depends on experienced and skilled personnel and substantial specialty subcontractor resources, and if we lose key personnel or if we are unable to attract and integrate additional skilled personnel, it will be more difficult for us to manage our business and complete projects.
The success of our business depends in large part on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, project and construction management, and business development and sales professionals. In addition, our construction projects require a significant amount of trade labor resources, such as electricians, mechanics, carpenters, masons and other skilled workers, as well as certain specialty subcontractor skills.
Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.
In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.
Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our executive officers and our founder, principal stockholder, president and chief executive officer, George P. Sakellaris. If we were to lose the services of any of our executive officers or key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.
If we cannot obtain surety bonds and letters of credit, our ability to operate may be restricted.
Federal and state laws require us to secure the performance of certain long-term obligations through surety bonds and letters of credit. In addition, we are occasionally required to provide bid bonds or performance bonds to secure our performance under energy efficiency contracts. Our sureties have historically required that George P. Sakellaris, who is our founder, principal stockholder, president and chief executive officer, personally indemnify them for up to an aggregate of $50 million of losses associated with the bonds they have provided on our behalf. We expect this indemnity will terminate in the near future. In addition, in the event that Mr. Sakellaris no longer controls our company, our sureties may reevaluate our eligibility for surety bonds. Although we expect the net proceeds of our initial public offering to improve our bonding capabilities, our ability to obtain required bonds or letters of credit depends in large part upon our capitalization, working capital, past performance, management expertise and reputation, and external factors beyond our control, including the overall capacity of the surety market. Our ability to obtain letters of credit under our existing credit arrangements is limited. We are not permitted to have more than $10 million in letters of credit outstanding at any time (including letters of credit that have been drawn upon but not repaid on our behalf) under the terms of our revolving senior secured credit facility. Moreover, our use of letters of credit limits our borrowing capability under our revolving senior secured credit facility as the aggregate amount of letters of credit we have outstanding at any time reduces our borrowing capacity under the facility by an equal amount. As of June 30, 2010, we had no letters of credit outstanding.
In the future, we may have difficulty procuring or maintaining surety bonds or letters of credit, and obtaining them may become more expensive, require us to post cash collateral or otherwise involve unfavorable terms. Because we are sometimes required to have performance bonds or letters of credit in place before projects can commence or continue, our failure to obtain or maintain those bonds and letters of credit would adversely affect our ability to begin and complete projects, and thus could have a material adverse effect on our business, financial condition and operating results.
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.
In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.
We may be unable to complete or operate our projects on a profitable basis or as we have committed to our customers.
Development, installation and construction of our energy efficiency and renewable energy projects, and operation of our renewable energy projects, entails many risks, including:
•	failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule;

•	failure to obtain all necessary rights to land access and use;

•	failure to receive quality and timely performance of third-party services;

•	increases in the cost of labor, equipment and commodities needed to construct or operate projects;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	shortages of equipment or skilled labor;

•	unforeseen engineering problems;

•	failure of a customer to accept or pay for renewable energy that we supply;

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life;

•	labor disputes and work stoppages;

•	mishandling of hazardous substances and waste; and

•	other events outside of our control.
Any of these factors could give rise to construction delays and construction and other costs in excess of our expectations. This could prevent us from completing construction of our projects, cause defaults under our financing agreements or under contracts that require completion of project construction by a certain time, cause projects to be unprofitable for us, or otherwise impair our business, financial condition and operating results.
Our small-scale renewable energy plants may not generate expected levels of output.
The small-scale renewable energy plants that we construct and own are subject to various operating risks that may cause them to generate less than expected amounts of processed LFG, electricity or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, such as LFG or biomass; or a faster than expected diminishment of such supply. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we have in the past, and could in the future, incur material asset impairment charges if any of our renewable energy plants incurs operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.
We may be unable to manage our growth effectively.
Our business and operations have expanded rapidly in the last several years, and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In addition, in order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.
We expect that some of our growth will be accomplished through the opening of new offices and the hiring of additional personnel to staff those offices. Even if an office is ultimately successful in generating additional revenue and profit for us, there is generally a lag of several years before we are able to recoup the expenses associated with opening that office.
In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenue.
The sales, design and construction process for energy efficiency and renewable energy projects typically takes from 12 to 36 months, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally have extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Most of our potential customers issue a request for proposal, or RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high winds, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
This extended sales process requires the dedication of significant time by our sales and management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. These factors could also adversely affect our business, financial condition and operating results due to increased spending by us that is not offset by increased revenue.

Provisions in our government contracts may harm our business, financial condition and operating results.
A significant majority of our contract backlog and projects that have been awarded to us but have not yet been committed to signed contracts is attributable to customers that are government entities. Our contracts with the federal government and its agencies, and with state, provincial and local governments, customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•	terminate existing contracts, in whole or in part, for any reason or no reason;

•	reduce or modify contracts or subcontracts;

•	decline to award future contracts if actual or apparent organizational conflicts of interest are discovered, or to impose organizational conflict mitigation measures as a condition of eligibility for an award;

•	suspend or debar the contractor from doing business with the government or a specific government agency; and

•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions unique to government contracting.
Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In most of our contracts with the federal government, the government has agreed to make a payment to us in the event that it terminates the agreement early. The termination payment is designed to compensate us for the cost of construction plus financing costs and profit on the work completed.
In ESPCs for governmental entities, the methodologies for computing energy savings may be less favorable than for non-governmental customers and may be modified during the contract period. We may be liable for price reductions if the projected savings cannot be substantiated.
In addition to the right of the federal government to terminate its contracts with us, federal government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a September 30 fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. Similar practices are likely to also affect the availability of funding for our contracts with Canadian, as well as state, provincial and local, government entities. If one or more of our government contracts were terminated or reduced, or if appropriations for the funding of one or more of our contracts is delayed or terminated, our business, financial condition and operating results could be adversely affected.
Government contracts normally contain additional terms and conditions that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. These include, for example:
•	specialized accounting systems unique to government contracting, which may include mandatory compliance with federal Cost Accounting Standards;

•	mandatory financial audits and potential liability for adjustments in contract prices;

•	public disclosure of contracts, which may include pricing information;

•	mandatory socioeconomic compliance requirements, including small business promotion, labor, environmental and U.S. manufacturing requirements; and

•	requirements for maintaining current facility and/or personnel security clearances to access certain government facilities or to maintain certain records, and related industrial security compliance requirements.
Our contracts with Canadian governmental entities frequently involve similar risks. Any failure by us to comply with these governmental requirements could adversely affect our business.
Our renewable energy projects, particularly our LFG projects, depend on locating and acquiring suitable operating sites, of which there are a limited number.
Our small-scale renewable energy projects must be situated at sites that have access to renewable sources of energy. Specifically, LFG projects must originate on or near landfill sites, of which approximately 500 are currently available in the United States for economically viable LFG projects. Sites for our renewable energy plants must be suitable for construction and efficient operation, which, among other things, requires appropriate road access. Further, many plants must be interconnected to electricity transmission or distribution networks. Once we have identified a suitable operating site, obtaining the requisite LFG and/or land rights (including access rights, setbacks and other easements) requires us to negotiate with landowners and local government officials. These negotiations can take place over a long time, are not always successful and sometimes require economic concessions not in our original plans. The property rights necessary to construct and interconnect our plants must also be insurable and otherwise satisfactory to our financing counterparties. In addition, our ability to obtain adequate LFG and/or property rights is subject to competition. If a competitor or other party obtains LFG and/or land rights critical to our project development efforts and we are unable to reach agreement for their use, we could incur losses as a result of development costs for sites we do not develop, which we would have to write off. If we are unable to obtain adequate LFG and/or property or other rights for a renewable energy plant, including its interconnection, that plant may be smaller in size or potentially unfeasible. Failure to obtain insurable property rights for a project satisfactory to our financing sources would preclude our ability to obtain third-party financing and could prevent ongoing development and construction of that project.
We plan to expand our business in part through future acquisitions, but we may not be able to identify or complete suitable acquisitions.
Historically, acquisitions have been a significant part of our growth strategy. We plan to continue to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.
Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.
If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:
•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;

•	we may have difficulty integrating the operations and personnel of the acquired company;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.
These factors could have a material adverse effect on our business, financial condition and operating results.
We need governmental approvals and permits, and we typically must meet specified qualifications, in order to undertake our energy efficiency projects and construct, own and operate our small-scale renewable energy projects, and any failure to do so would harm our business.
The design, construction and operation of our energy efficiency and small-scale renewable energy projects require various governmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our ability to develop that project or increase the cost so substantially that the project is no longer attractive to us. We have experienced delays in developing our projects due to delays in obtaining permits and may experience delays in the future. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for that project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Further, the continued operations of our projects require continuous compliance with permit conditions. This compliance may require capital improvements or result in reduced operations. Any failure to procure, maintain and comply with necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.
In addition, the projects we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between a government agency and us or a subsidiary. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy that expires in 2019. If we are unable to maintain or renew our IDIQ qualification under the U.S. Department of Energy program for ESPCs, or similar federal or state qualification regimes, our business could be materially harmed.
Many of our small-scale renewable energy projects are, and other future projects may be, subject to or affected by U.S. federal energy regulation or other regulations that govern the operation, ownership and sale of the facility, or the sale of electricity from the facility.
The Public Utility Holding Company Act of 2005, or PUHCA, and the Federal Power Act, or FPA, regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under the Public Utility Regulatory Policies Act of 1978, or PURPA, all of our current small-scale renewable energy projects are small power “qualifying facilities” (facilities meeting statutory size, fuel and ownership requirements) that are exempt from regulations under PUHCA, most provisions of the FPA and state rate regulation. None of our renewable energy projects are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission, or FERC, under the FPA, but certain of our projects that are under construction or development could become subject to such regulation in the future. Also, we may acquire interests in or develop generating projects that are not qualifying facilities. Non-qualifying facility projects would be fully subject to FERC corporate and rate regulation, and would be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services, which requires substantial disclosures to and discretionary approvals from FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at negotiated, or market-based, rates if FERC determines that we can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, many public utilities (including any non-qualifying facility generator in which we may invest) are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to civil penalties or other risks.
All of our wholesale electric power sales are subject to certain market behavior rules. These rules change from time to time, by virtue of FERC rulemaking proceedings and FERC-ordered amendments to utilities’ FERC tariffs. If we are deemed to have violated these rules, we will be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of our market-based rate authority, as well as potential criminal and civil penalties. If we were to lose market-based rate authority for any non-qualifying facility project we may acquire or develop in the future, we would be required to obtain FERC’s acceptance of a cost-based rate schedule and could become subject to, among other things, the burdensome accounting, record keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules. This could have an adverse effect on the rates we charge for power from our projects and our cost of regulatory compliance.
Wholesale electric power sales are subject to increasing regulation. The terms and conditions for power sales, and the right to enter and remain in the wholesale electric sector, are subject to FERC oversight. Due to major regulatory restructuring initiatives at the federal and state levels, the U.S. electric industry has undergone substantial changes over the past decade. We cannot predict the future design of wholesale power markets or the ultimate effect ongoing regulatory changes will have on our business. Other proposals to further regulate the sector may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the movement towards competitive markets.
If we become subject to additional regulation under PUHCA, FPA or other regulatory frameworks, if existing regulatory requirements become more onerous, or if other material changes to the regulation of the electric power markets take place, our business, financial condition and operating results could be adversely affected.
Compliance with environmental laws could adversely affect our operating results.
Costs of compliance with federal, state, provincial, local and other foreign existing and future environmental regulations could adversely affect our cash flow and profitability. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in connection with energy efficiency and renewable energy projects, and we may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our projects, and future changes in environmental laws and regulations could occur. These factors may materially increase the amount we must invest to bring our projects into compliance and impose additional expense on our operations.
In addition, private lawsuits or enforcement actions by federal, state, provincial and/or foreign regulatory agencies may materially increase our costs. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause. For example, in 2009, a customer for which we were performing an energy efficiency project initiated a legal proceeding against us as a result of project delays that we believe were attributable to the discovery of hazardous materials and need for remediation by the customer. An adverse outcome in this proceeding could have an adverse effect on our operating results in the period in which the outcome is determined.
We may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. A delay in obtaining any required environmental regulatory approvals or failure to obtain and comply with them could adversely affect our business and operating results.
International expansion is one of our growth strategies, and international operations will expose us to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.
We generate a significant portion of our revenue from operations in Canada, and although we are engaged in overseas projects for the U.S. Department of Defense, we currently derive a small amount of revenue from outside of North America. However, international expansion is one of our growth strategies, and we expect our revenue and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada, including:
•	building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;

•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;

•	increased exposure to foreign currency exchange rate risk;

•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;

•	difficulties in repatriating overseas earnings;

•	general economic conditions in the countries in which we operate; and

•	political unrest, war, incidents of terrorism, or responses to such events.
Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.
Our insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments.
Although we maintain insurance, obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.
If the cost of energy generated by traditional sources does not increase, or if it decreases, demand for our services may decline.
Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, may reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for our solutions. Any of these developments could have a material adverse effect on our business, financial condition and operating results.
We have a material weakness in our internal control over financial reporting. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.
In March 2012, we will become subject to a set of laws and regulations requiring that we establish and maintain internal control over financial reporting. Internal control over financial reporting is defined under Securities and Exchange Commission, or SEC, rules as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We have not yet begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in March 2012). Establishing and maintaining adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, and may distract our officers and employees from the operation of our business.
We do not currently have personnel with an appropriate level of knowledge, experience or training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. This constitutes a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected. Although we plan to remediate this material weakness by hiring additional personnel with the requisite expertise, we may experience difficulties or delays in doing so, and new employees will require time and training to learn our business and operating processes and procedures.
If we fail to enhance and then maintain our internal control over financial reporting, we may be unable to report our financial results timely and accurately, and we may be less likely to prevent fraud. In addition, such failure could increase our operating costs, materially impair our ability to operate our business, result in SEC investigations and penalties and lead to the delisting of our common stock from the New York Stock Exchange, or NYSE. The resulting damage to our reputation in the marketplace and our financial credibility could significantly impair our sales and marketing efforts with customers. Further, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements could adversely affect the market price of our Class A common stock.
Changes in utility regulation and tariffs could adversely affect our business.
Our business is affected by regulations and tariffs that govern the activities of utilities. For example, utility companies are commonly allowed by regulatory authorities to charge fees to larger industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of taking advantage of our services and make them less desirable, thereby harming our business, financial condition and operating results. Our current generating projects are all operated as qualifying facilities. FERC regulations under the FPA confer upon these facilities key rights to interconnection with local utilities, and can entitle qualifying facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these federal laws and regulations could increase our regulatory burdens and costs, and could reduce our revenue. In addition, modifications to the pricing policies of utilities could require renewable energy systems to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures.
Some of the demand-reduction services we provide for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state or provincial interconnection and federal reliability standards that are also set forth in utility tariffs. These tariffs specify rules, business practices and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state and federal regulatory commissions. These tariffs change frequently and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which we render service to our customers.
Our activities and operations are subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.
We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our projects. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions.
Health and safety laws, regulations and permit requirements may change or become more stringent. Any such changes could require us to incur materially higher costs than we currently have. Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and operating results.

Our credit facilities and debt instruments contain financial and operating restrictions that may limit our business activities and our access to credit.
Provisions in our credit facilities and debt instruments impose restrictions on our and certain of our subsidiaries’ ability to, among other things:
•	incur additional debt, or debt related to federal projects in excess of specified limits;

•	pay cash dividends and make distributions;

•	make certain investments and acquisitions;

•	guarantee the indebtedness of others or our subsidiaries;

•	redeem or repurchase capital stock;

•	create liens;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	sell, lease or transfer certain parts of our business or property;

•	enter into sale-leaseback arrangements; and

•	merge or consolidate.
These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
If our subsidiaries default on their obligations under their debt instruments, we may need to make payments to lenders to prevent foreclosure on the collateral securing the debt.
We typically set up subsidiaries to own and finance our renewable energy projects. These subsidiaries incur various types of debt which can be used to finance one or more projects. This debt is typically structured as non-recourse debt, which means it is repayable solely from the revenue from the projects financed by the debt and is secured by such projects’ physical assets, major contracts and cash accounts and a pledge of our equity interests in the subsidiaries involved in the projects. Although our subsidiary debt is typically non-recourse to Ameresco, if a subsidiary of ours defaults on such obligations, or if one project out of several financed by a particular subsidiary’s indebtedness encounters difficulties or is terminated, then we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in some or all of the subsidiary’s assets. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.
We are exposed to the credit risk of some of our customers.
Most of our revenue is derived under multi-year or long-term contracts with our customers, and our revenue is therefore dependent to a large extent on the creditworthiness of our customers. During periods of economic downturn in the global economy, our exposure to credit risks from our customers increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. In the event of non-payment by one or more of our customers, our business, financial condition and operating results could be adversely affected.
The use and enjoyment of real property rights for our small-scale renewable energy projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to us.
Our small-scale renewable energy projects generally are, and are likely to continue to be, located on land we or our customers occupy pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to our or our customers’ easements and leases. As a result, the rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. We typically perform title searches and obtain title insurance to protect ourselves or our customers against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land on which these projects are located, which could have a material adverse effect on our business, financial condition and operating results.
Fluctuations in foreign currency exchange rates can impact our results.
A significant portion of our total revenue is generated by our Canadian subsidiary, Ameresco Canada. Changes in exchange rates between the Canadian dollar and the U.S. dollar may adversely affect our operating results.
The trading price of our Class A common stock is likely to be volatile.
Our Class A common stock has only a limited trading history. In addition, the trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our Class A common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our future financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
In addition, if the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or operating results.
Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.
Our securities have a limited trading history and a sufficiently active public trading market for our Class A common stock may not develop.
Prior to our initial public offering, there was no public market for shares of our Class A common stock. Although our Class A common stock is listed on the NYSE, a sufficiently active public trading market for our Class A common stock may not develop or, if it develops, may not be maintained. For example, applicable NYSE rules impose certain securities trading requirements, including minimum trading price, minimum number of stockholders and minimum market capitalization. If a sufficiently active public trading market for our Class A common stock does not develop or is not sustained, it may be difficult for you to sell your shares of our Class A common stock at an attractive price or at all.
Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to five votes per share. The lower voting power of our Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.
We have two classes of common stock: Class A common stock, which is the stock sold in our initial public offering and which is entitled to one vote per share, and Class B common stock, which is entitled to five votes per share. The difference in the voting power of our Class A and Class B common stock could diminish the market value of our Class A common stock because of the superior voting rights of our Class B common stock and the power those rights confer.
For the foreseeable future, Mr. Sakellaris or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
Except in certain limited circumstances required by applicable law, holders of Class A and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Mr. Sakellaris, our founder, principal stockholder, president and chief executive officer, owns all of our Class B common stock, which, together with his Class A common stock, represents approximately 83% of the combined voting power of our outstanding Class A and Class B common stock. Under our restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to family members, including spouses and descendents or the spouses of such descendents, as well as to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Mr. Sakellaris, his affiliates, and his family members and descendents will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 20% of the economic interest of the outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.
Future sales of shares by existing stockholders could cause our stock price to decline.
After contractual lock-up agreements and other restrictions lapse, many of our stockholders for the first time will have an opportunity to sell their shares. Sales by our existing stockholders of a substantial number of shares in the public market, or the threat that substantial sales might occur, could cause the market price of the Class A common stock to decrease significantly. These factors could also make it difficult for us to raise additional capital by selling our Class A common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock depends in part on any research reports that securities or industry analysts publish about us or our business. In the event one or more securities or industry analysts downgrade our stock or publish unfavorable reports about our business, our stock price would likely decline. In addition, if any securities or industry analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline.
We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not currently expect to pay any cash dividends for the foreseeable future. Our revolving senior secured credit facility with Bank of America limits our ability to declare and pay cash dividends during the term of that agreement. We intend to use our future earnings, if any, in the operation and expansion of our business. Accordingly, you are not likely to receive any dividends on your Class A common stock for the foreseeable future, and your ability to achieve a return on your investment will therefore depend on appreciation in the market price of our Class A common stock.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our Class A common stock.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent an acquisition of our company by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be supported by our existing stockholders. In addition, our restated certificate of incorporation and by-laws may discourage, delay or prevent an acquisition or a change in our management that stockholders may consider favorable. Our restated certificate of incorporation and by-laws:
•	provide for a dual class capital structure that allows our founder, principal stockholder, president and chief executive officer, Mr. Sakellaris, to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	establish a classified board of directors, as a result of which only approximately one-third of our directors are presented to a stockholder vote for re-election at any annual meeting of stockholders;

•	provide that directors may be removed from office only for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	do not permit stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	require a supermajority stockholder vote to effect certain amendments to our restated certificate of incorporation and by-laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2010, we issued 405,286 shares of Class A common stock upon the exercise of a warrant at an exercise price of $0.005 per share to an individual investor, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder as sales by an issuer not involving any public offering.
During the quarter ended June 30, 2010, we granted options to purchase an aggregate of 856,000 shares of our Class A common stock, each with an exercise price of $13.045 per share, and we issued 523,206 shares of our Class A common stock upon exercise of options for aggregate consideration of $410,840. In addition, we issued 117,400 shares of our Class A common stock upon exercise of stock options, which we immediately repurchased for an aggregate of $768,907.
The options and shares of our common stock described in this Item 2 were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or, in some cases, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder as sales by an issuer not involving any public offering. No underwriters were involved in the foregoing issuances of securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described in this Item 2 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
September 7, 2010	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.