Form 10-Q
period 2010-09-30
Ameresco, Inc.
filed 2010-11-15
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
Commission File Number: 001-34811
Ameresco, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3512838 (I.R.S. Employer Identification No.)

111 Speen Street, Suite 410 Framingham, Massachusetts (Address of Principal Executive Offices)	01701 (Zip Code)
(508) 661-2200
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 12, 2010
Class A Common Stock, $0.0001 par value per share	23,086,165
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.

Part 1 — Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,927,540	$29,266,001
Restricted cash	9,249,885	10,617,362
Accounts receivable, net	61,279,515	91,905,734
Accounts receivable retainage	9,242,288	17,337,445
Costs and estimated earnings in excess of billings	14,009,076	32,724,457
Inventory, net	4,237,909	5,309,177
Prepaid expenses and other current assets	8,077,761	13,649,918
Deferred income taxes	9,279,473	10,819,900
Project development costs	8,468,974	9,266,798

Total current assets	171,772,421	220,896,792

Federal ESPC receivable financing	51,397,347	161,920,078
Property and equipment, net	4,373,256	4,661,471
Project assets, net	117,637,990	134,995,537
Deferred financing fees, net	3,582,560	3,431,442
Goodwill	16,132,429	18,460,564
Other assets	10,648,605	4,144,324

	203,772,187	327,613,416

	$375,544,608	$548,510,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,093,016	$4,932,771
Accounts payable	75,578,378	94,671,536
Accrued expenses	18,362,674	13,361,057
Billings in excess of cost and estimated earnings	28,166,364	30,870,614
Incomes taxes payable	2,129,529	2,808,209

Total current liabilities	132,329,961	146,644,187

Long-term debt, less current portion	102,807,203	180,663,431
Subordinated debt	2,998,750	—
Deferred income taxes	11,901,645	11,901,645
Deferred grant income	4,158,508	3,995,058
Other liabilities	18,578,754	23,042,218

	140,444,860	219,602,352

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 3,500,000 shares authorized, 3,210,000 shares issued and outstanding at 12/31/2009, no shares issued and outstanding at 9/30/2010	321	—
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at 12/31/2009 and 9/30/2010	—	—
Common stock, $0.0001 par value, 60,000,000 shares authorized, 17,998,168 shares issued and 13,282,284 outstanding at 12/31/2009, no shares issued and outstanding at 9/30/2010	1,800	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at 12/31/2009, 27,919,449 shares issued and 23,086,165 shares outstanding at 9/30/2010	—	2,792
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, no shares issued and outstanding at 12/31/2009, 18,000,000 shares issued and outstanding at 9/30/2010	—	1,800
Additional paid-in capital	10,466,312	71,308,330
Retained earnings	97,882,985	118,909,218
Accumulated other comprehensive income	2,831,970	1,224,100
Less — treasury stock, at cost, 4,715,884 shares and 4,833,284 shares, respectively	(8,413,601)	(9,182,571)

Total stockholders’ equity	102,769,787	182,263,669

	$375,544,608	$548,510,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2009	2010
	(Unaudited)
Revenue:
Energy efficiency revenue	$106,803,997	$147,863,350
Renewable energy revenue	25,490,418	44,038,079

	132,294,415	191,901,429

Direct expenses:
Energy efficiency expenses	88,714,827	121,906,348
Renewable energy expenses	19,662,420	35,114,345

	108,377,247	157,020,693

Gross profit	23,917,168	34,880,736

Operating expenses:
Salaries and benefits	7,364,786	8,409,014
Project development costs	1,267,986	2,716,616
General, administrative and other	3,708,122	4,841,508

	12,340,894	15,967,138

Operating income	11,576,274	18,913,598

Other income (expense), net	924,031	(2,010,030)

Income before provision for income taxes	12,500,305	16,903,568
Income tax provision	4,305,830	4,862,651

Net income	8,194,475	12,040,917

Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	—	(746,087)
Foreign currency translation adjustment	3,530,723	879,842

Comprehensive income:	$11,725,198	$12,174,672

Net income per share attributable to common shareholders:
Basic	$0.86	$0.35
Diluted	$0.23	$0.28
Weighted average common shares outstanding:
Basic	9,559,545	34,434,352
Diluted	35,625,835	43,445,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)
Revenue:
Energy efficiency revenue	$241,290,308	$323,578,578
Renewable energy revenue	53,848,666	115,305,944

	295,138,974	438,884,522

Direct expenses:
Energy efficiency expenses	199,585,426	267,495,450
Renewable energy expenses	42,597,466	91,955,471

	242,182,892	359,450,921

Gross profit	52,956,082	79,433,601

Operating expenses:
Salaries and benefits	18,817,921	21,893,756
Project development costs	6,862,982	7,893,558
General, administrative and other	13,261,611	16,156,553

	38,942,514	45,943,867

Operating income	14,013,568	33,489,734

Other income (expense), net	1,512,388	(4,082,417)

Income before provision for income taxes	15,525,956	29,407,317
Income tax provision	5,193,123	8,381,084

Net income	10,332,833	21,026,233

Other comprehensive loss:
Unrealized loss from interest rate hedge, net of tax	—	(2,297,667)
Foreign currency translation adjustment	3,269,613	689,797

Comprehensive income:	$13,602,446	$19,418,363

Net income per share attributable to common shareholders:
Basic	$1.08	$1.02
Diluted	$0.30	$0.53
Weighted average common shares outstanding:
Basic	9,576,548	20,563,849
Diluted	34,812,967	39,513,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

															Accumulated
											Additional				Other	Total
	Series A Preferred Stock		Preferred Stock		Common Stock		Class B Common Stock		Class A Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2009	3,210,000	$321	—	$—	17,998,168	$1,800	—	$—	—	$—	$10,466,312	$97,882,985	4,715,884	$(8,413,601)	$2,831,970	$102,769,787
Conversion of preferred and common stock:	(3,210,000)	(321)	—	—	(17,998,168)	(1,800)	18,000,000	1,800	19,258,168	1,926	(1,605)	—	—	—	—	—
Initial public offering proceeds, net:	—	—	—	—	—	—	—	—	6,000,000	600	53,238,878	—	—	—	—	53,239,478
Initial public offering overallotment, net:	—	—	—	—	—	—	—	—	342,889	34	3,188,834	—	—	—	—	3,188,868
Exercise of stock options:	—	—	—	—	—	—	—	—	1,913,106	191	2,655,423	—	—	—	—	2,655,614
Repurchase of stock options:	—	—	—	—	—	—	—	—	—	—	—	—	117,400	(768,970)	—	(768,970)
Exercise of warrants:	—	—	—	—	—	—	—	—	405,286	41	1,985	—	—	—	—	2,026
Stock-based compensation expense:	—	—	—	—	—	—	—	—	—	—	1,758,503	—	—	—	—	1,758,503
Foreign currency translation adjustment:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	689,797	689,797
Unrealized loss from interest rate hedge, net of tax:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,297,667)	(2,297,667)
Net income:	—	—	—	—	—	—	—	—	—	—	—	21,026,233	—	—	—	21,026,233

Balance, September 30, 2010	—	$—	—	$—	—	$—	18,000,000	$1,800	27,919,449	$2,792	$71,308,330	$118,909,218	4,833,284	$(9,182,571)	$1,224,100	$182,263,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$8,194,475	$12,040,917
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	1,876,182	4,206,992
Depreciation of property and equipment	500,262	589,029
Amortization of deferred financing fees	59,016	306,398
Unrealized loss on interest rate swaps	354,326	—
Stock-based compensation expense	611,414	651,352
Deferred income taxes	(314,885)	792,193
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	13,677,494	53,185,373
Accounts receivable	(12,650,473)	(21,103,490)
Accounts receivable retainage	(2,875,973)	(5,204,217)
Federal ESPC receivable financing	(18,759,514)	(51,833,048)
Inventory	1,371,016	23,790
Costs and estimated earnings in excess of billings	2,411,481	(8,859,603)
Prepaid expenses and other current assets	(845,316)	(1,817,278)
Project development costs	(1,256,091)	(872,942)
Other assets	88,416	4,560,707
Increase (decrease) in:
Accounts payable and accrued expenses	14,543,993	25,940,748
Billings in excess of cost and estimated earnings	10,110,040	(1,341,379)
Other liabilities	3,336,316	337,826
Income taxes payable	2,668,299	(2,541,814)

Net cash provided by operating activities	23,100,478	9,061,554

Cash flows from investing activities:
Purchases of property and equipment	(508,466)	(877,781)
Purchases of project assets, net of grants received	2,341,325	(12,415,691)
Acquisitions, net of cash received	(674,110)	(6,138,941)

Net cash provided by (used in) investing activities	1,158,749	(19,432,413)

Cash flows from financing activities:
Payments of financing fees	(9,842)	(402,625)
Proceeds from options, warrants and issuance of stock	—	59,649,893
Payments on senior secured credit facility	(15,062,033)	(31,351,119)
Proceeds from long-term debt financing	1,352,559	—
Restricted cash	(3,771,371)	(1,137,175)
Repayment of subordinated debt	—	(2,998,750)
Payments on long-term debt	(1,178,396)	(5,755,902)

Net cash (used in) provided by financing activities	(18,669,083)	18,004,322

Effect of exchange rate changes on cash	1,021,999	498,142

Net increase in cash and cash equivalents	6,612,143	8,131,605
Cash and cash equivalents, beginning of period	8,855,402	21,134,396

Cash and cash equivalents, end of period	$15,467,545	$29,266,001

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$768,981	$710,265

Income taxes	$570,378	$3,652,142

Acquisitions, net of cash received:
Accounts receivable	$—	$8,354,669
Accounts receivable retainage	—	423,927
Costs and estimated earnings in excess of billings	—	1,947,639
Prepaid expenses and other current assets	18,177	33,922
Property and equipment	113,842	127,512
Goodwill	2,280,739	2,539,561
Other assets	—	18,551
Accounts payable and accrued expenses	(1,356,095)	(7,032,052)
Billings in excess of cost and estimated earnings	—	(274,788)
Long-term debt, net	(382,553)	—

	$674,110	$6,138,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$10,332,833	$21,026,233
Adjustments to reconcile net income to cash used in operating activities:
Depreciation of project assets	3,928,979	7,623,850
Depreciation of property and equipment	1,033,373	1,234,415
Amortization of deferred financing fees	161,662	474,403
Provision for bad debts	327,558	—
Write-down of long-term receivable	—	2,111,000
Unrealized (gain) loss on interest rate swaps	(1,634,619)	133,591
Stock-based compensation expense	1,844,400	1,758,503
Deferred income taxes	418,256	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	21,612,096	108,936,357
Accounts receivable	(21,059,142)	(24,037,153)
Accounts receivable retainage	(1,353,728)	(7,491,725)
Federal ESPC receivable financing	(27,056,209)	(110,522,731)
Inventory	1,679,369	(1,071,268)
Costs and estimated earnings in excess of billings	(9,709,704)	(16,660,465)
Prepaid expenses and other current assets	(2,463,756)	(5,518,403)
Project development costs	(2,899,742)	(790,904)
Other assets	6,207,159	6,582,019
Increase (decrease) in:
Accounts payable and accrued expenses	4,423,091	6,749,903
Billings in excess of cost and estimated earnings	12,101,951	2,311,175
Other liabilities	(2,046,462)	1,702,081
Income taxes payable	1,060,602	(946,361)

Net cash used in operating activities	(3,092,033)	(6,395,480)

Cash flows from investing activities:
Purchases of property and equipment	(1,430,604)	(1,361,876)
Purchases of project assets, net of grants received	(14,587,244)	(24,783,062)
Acquisitions, net of cash received	(674,110)	(6,138,941)

Net cash used in investing activities	(16,691,958)	(32,283,879)

Cash flows from financing activities:
Payments of financing fees	(79,905)	(1,300,058)
Proceeds from options, warrants and issuance of stock	—	60,062,759
Repurchase of stock	(874,948)	(768,970)
Payments on senior secured credit facility	(4,449,242)	(19,915,218)
Proceeds from long-term debt financing	28,074,858	812,398
Restricted cash	(5,054,245)	(5,956,433)
Repayment of subordinated debt	—	(2,998,750)
Payments on long-term debt	(2,626,925)	(10,548,598)

Net cash provided by financing activities	14,989,593	19,387,130

Effect of exchange rate changes on cash	2,112,798	630,690

Net decrease in cash and cash equivalents	(2,681,600)	(18,661,539)
Cash and cash equivalents, beginning of year	18,149,145	47,927,540

Cash and cash equivalents, end of period	$15,467,545	$29,266,001

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,558,505	$3,228,744

Income taxes	$2,114,344	$5,052,664

Acquisitions, net of cash received:
Accounts receivable	$—	$8,354,669
Accounts receivable retainage	—	423,927
Costs and estimated earnings in excess of billings	—	1,947,639
Prepaid expenses and other current assets	18,177	33,922
Property and equipment	113,842	127,512
Goodwill	2,280,739	2,539,561
Other assets	—	18,551
Accounts payable and accrued expenses	(1,356,095)	(7,032,052)
Billings in excess of cost and estimated earnings	—	(274,788)
Long-term debt, net	(382,553)	—

	$674,110	$6,138,941

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
The condensed consolidated financial statements as of December 31, 2009, and September 30, 2010, and for the three and nine months ended September 30, 2009 and 2010, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2009 and 2010, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, and notes thereto, included in the Company’s prospectus filed pursuant to Rule 424(b)(4) and contained in the related Registration Statement on Form S-1 declared effective by the SEC on July 21, 2010 (File No. 333-165821). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
The most significant estimates with regard to these consolidated financial statements relate to the estimation of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long lived assets, income taxes and estimating potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the nine months ended September 30, 2009 and 2010, are as follows:

	2009	2010
Balance at beginning of period	$1,049,711	$1,602,079
Charges to costs and expenses	356,728	—
Account write-offs and other deductions	(155,972)	(17,006)

Balance at end of period	$1,250,467	$1,585,073

At December 31 2009, the Company had one customer that accounted for approximately 14% of the Company’s total accounts receivable. At September 30, 2010, no customer accounted for more than 10% of the Company’s total accounts receivable.
During the three months ended September 30, 2009, one customer accounted for approximately 10.8% of the Company’s total revenue. During the three months ended September 30, 2010, no customer accounted for more than 10% of the Company’s total revenue.
During the nine months ended September 30, 2009, no customer accounted for more than 10% of the Company’s total revenue. During the nine months ended September 30, 2010, the Company had one customer that accounted for approximately 11.3% of the Company’s total revenue.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice.
Inventory
Inventories, which consist of photovoltaic solar panels, batteries, and related accessories, are stated at the lower of cost (“first-in, first-out” method) or market (determined on the basis of estimated realizable values). Provisions have been made to reduce the carrying value to the net realizable value.

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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the nine months ended September 30, 2009 and 2010, was $1,146,790 and $252,113, respectively.
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
In September 2009, the Company received $12,864,644 in grant awards from the U.S. Treasury Department (the “Treasury”) under Section 1603 of the 2009 American Recovery and Reinvestment Act (the “Stimulus Act”). The Stimulus Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,158,508 and $3,995,058 in the accompanying consolidated balance sheets at December 31, 2009 and September 30, 2010, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
During 2010, the Company received notice that a customer intended to terminate an energy service agreement at the end of 2010. As a result, the Company adjusted the remaining useful life of the corresponding equipment. The adjustment to the useful life resulted in approximately $2,400,000 of additional depreciation expense during the three and nine months ended September 30, 2010. The remaining book value of approximately $500,000 will be depreciated in the fourth quarter.
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
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company. In 2003, the Company acquired an asset which was substantially monetized with a residual based on an expectation of the contract running its full term. During the second quarter of 2010, the Company received notice that the customer intended to prepay the contract at the end of 2010. Accordingly, the Company recorded a non-cash charge of approximately $2.1 million related to the unexpected prepayment of the long-term receivable.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated based on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statement of income and comprehensive income. As of December 31, 2009, and September 30, 2010, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives.
Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems.
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
Billings in excess of costs and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings under customer contracts represent certain amounts that were earned and billable but not invoiced at December 31, 2009, and September 30, 2010.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 10 for fair value of interest rate swaps.
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock, option and warrant grants using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment) on a straight-line basis over the vesting period of the awards.
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
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation to pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management’s expectations. Because there was no public market for the Company’s common stock prior to its initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly-traded peer companies, and it is expected that the Company will continue to use this methodology until such time as there is adequate historical data regarding the volatility of the Company’s publicly-traded stock price.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2009, or the nine months ended September 30, 2010.
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
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, and short and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2010, the carrying value of the Company’s fixed-rate long-term debt exceeded its fair value by approximately $675,000. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
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
As of April 1, 2010, and in accordance with accounting standards, the swaps have been designated as cash flow hedges. Accordingly, the Company recognizes the fair value of the swaps in its condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to the Company’s interest rate swaps, the Company recorded the unrealized gain (loss) in earnings during the three months ended September 30, 2009 and 2010, of approximately $(354,326) and $0, respectively, as other income (expense) in the consolidated statements of income and comprehensive income. The Company recorded the unrealized gain (loss) in earnings during the nine months ended September 30, 2009 and 2010, of approximately $1,634,619 and $(133,591), respectively, as other income (expense) in the consolidated statements of income and comprehensive income.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Basic and diluted net income	$8,194,475	$12,040,917	$10,332,833	$21,026,233

Basic weighted-average shares outstanding	9,559,545	34,434,352	9,576,548	20,563,849
Effect of dilutive securities:
Preferred stock	19,260,000	4,396,304	19,260,000	14,250,988
Stock options	6,401,244	4,614,735	5,571,428	4,698,670
Warrants	405,046	—	404,991	—

Diluted weighted-average shares outstanding	35,625,835	43,445,391	34,812,967	39,513,507

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all corporate operating expenses — salary and benefits, project development costs and general, administrative and other costs — not specifically allocated to the segments. For the three months ended September 30, 2009 and 2010, unallocated corporate expenses were $4,459,359 and $7,712,229, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2009 and 2010, was $4,856,033 and $866,405, respectively. For the nine months ended September 30, 2009 and 2010, unallocated corporate expenses were $15,390,452 and $21,700,187, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2009 and 2010, was $13,061,956 and $9,671,347, respectively. See Note 12.
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
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In September 2009, the Company acquired Byrne Engineering, Inc. (“Byrne”) for an initial cash payment of $674,110, and contingent earn-out which is estimated to be $1,010,914. The total fair value of the consideration is $1,685,024.
In August 2010, the Company acquired Quantum Engineering and Development, Inc. (“Quantum”) for a cash payment of $6,150,000. The total fair value of the consideration is $6,150,000.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
The 2009 and 2010 acquisitions were accounted for using the acquisition method in accordance with ASC-805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of acquisitions. The excess purchase price over the estimated fair value of the next assets acquired has been recorded as goodwill. In each acquisition, identified intangible assets had de minimis value as the Company was primarily acquiring an assembled workforce in addition to the tangible net assets identified below.

	2009	2010
Cash	$—	$11,059
Accounts receivable	—	8,354,669
Accounts receivable retainage	—	423,927
Costs and estimated earnings in excess of billings	—	1,947,639
Prepaid expenses and other current assets	18,177	33,922
Property and equipment	113,842	127,512
Goodwill	2,280,739	2,539,561
Other assets	—	18,551
Accounts payable	(345,181)	(6,374,371)
Accrued liabilities	(1,010,914)	(657,681)
Billings in excess of cost and estimated earnings	—	(274,788)
Long-term debt, net	(382,553)	—

Purchase price	$674,110	$6,150,000

Total, net of cash received	$674,110	$6,138,941

Total fair value of consideration	$1,685,024	$6,150,000

The allocation of the purchase price for the 2009 acquisition is final and based on management’s best estimates. The allocation of the purchase price for the 2010 acquisition is preliminary and based on management’s best estimates.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income and comprehensive income and consolidated statements of cash flows. Pro forma information has not been presented as the acquisitions are not material. The year-to-date revenue and pre-tax income (loss) of Byrne and Quantum, in 2009 and 2010, respectively, following their corresponding acquisition dates, is as follows:

	2009	2010
Byrne:
Revenues	$95,009	$2,705,604

Pre-tax income (loss)	$(16,477)	$(131,522)

Quantum:
Revenues	$—	$1,608,631

Pre-tax income (loss)	$—	$290,612

4. INCOME TAXES
The provision for income taxes was approximately $4,306,000 and $4,863,000, for the three months ended September 30, 2009 and 2010, respectively. The provision for income taxes was approximately $5,193,000 and $8,381,000, for the nine months ended September 30, 2009 and 2010, respectively. The effective tax rate changed to 28.8% for the three months ended September 30, 2010, from 34.4% for the three months ended September 30, 2009.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
The effective tax rate changed to 28.5% for the nine months ended September 30, 2010, from 33.4% for the nine months ended September 30, 2009. The rate variance between the periods is due mainly to the Company’s change in its permanent items from 2009 to 2010. The overall rates vary from the statutory rate due to the benefit of certain energy efficiency preferences the Company generates during the year.
5. STOCK INCENTIVE PLANS
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
Grants of Restricted Shares
In October 2006, the Company issued 2,000,000 shares of restricted stock to the Company’s principal and controlling shareholder under the 2000 Plan as consideration for providing an indemnification to the Company’s surety provider (see Note 8). The shares vested entirely upon the date three years from the date of grant. The stock was issued when the fair value was estimated to be $3.41 per share. The Company recorded an expense of $443,136 during the three months ended September 30, 2009 related to this award. The Company recorded an expense of $1,412,872 during the nine months ended September 30, 2009 related to this award. This award vested in full in October 2009.
Stock Option Grants
The Company has also granted stock options to certain employees and directors under the 2000 Plan. At September 30, 2010, 8,206,250 shares were available for grant under the 2000 Plan; however, the Company will grant no further stock options or restricted stock awards under the 2000 Plan. The following table summarizes the activity under the 2000 Plan for the period ended September 30, 2010:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	9,450,200	$2.680
Granted	856,000	13.045
Exercised	(1,795,706)	1.479
Forfeited	(211,400)	1.837

Outstanding at September 30, 2010	8,299,094	$4.178

Options exercisable at September 30, 2010	5,844,444	$2.829

Expected to vest at September 30, 2010	1,913,691	$7.361

Options exercisable at December 31, 2009	7,033,550	$2.145

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
The weighted-average remaining contractual life of options expected to vest at September 30, 2010 was 4.71 years.
The following table summarizes information about stock options outstanding at September 30, 2010:

	Outstanding Options			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.450	42,500	0.27	$0.450	42,500	$0.450
0.750	400,000	1.20	0.750	400,000	0.750
0.875	1,024,700	1.80	0.875	1,024,700	0.875
1.500	20,000	2.33	1.500	20,000	1.500
1.750	243,500	2.79	1.750	243,500	1.750
1.875	162,500	3.00	1.875	162,500	1.875
2.750	1,173,750	3.79	2.750	1,155,750	2.750
3.000	60,000	4.33	3.000	60,000	3.000
3.250	1,308,144	2.95	3.250	1,162,344	3.250
3.410	1,033,000	2.79	3.410	708,550	3.410
4.220	919,000	3.46	4.220	506,500	4.220
6.055	1,056,000	5.19	6.055	258,100	6.055
13.045	856,000	6.07	13.045	100,000	13.045

	8,299,094			5,844,444

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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2009 and 2010:

	Year Ended	Nine Months
	December 31,	Ended September 30,
	2009	2010
Future dividends	$—	$—
Risk-free interest rate	2.00-2.94%	2.59-3.11%
Expected volatility	57%-59%	57%-59%
Expected life	6.5 years	6.5 years

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
For the three months ended September 30, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $168,278 and $651,352, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $431,528 and $1,758,503, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of September 30, 2010, there was approximately $9,957,423 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.93 years.
6. COMMITMENTS AND CONTINGENCIES
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
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company’s expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $3.0 million outstanding with the customer as of September 30, 2010. As of September 30, 2010, the Company has not recognized any revenue or profit associated with these claims.
Compensation Commitment
Related to the Company’s acquisition of Quantum (see Note 3), the former stockholders of Quantum, which are now employees of the Company, will be eligible to receive additional compensation based solely on their continued employment with the Company for annual periods up to three years from the date of the acquisition. Total potential additional compensation is up to $1,150,000 and will be recognized as earned.
7. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company’s assets at December 31, 2009, and September 30, 2010, and revenues from sales to unaffiliated customers for the three and nine months ended September 30, 2009 and 2010, between those in the United States and those in other locations, is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)

	December 31,	September 30,
	2009	2010
Assets:
United States	$322,599,256	$482,817,540
Canada	52,945,352	65,692,668

	$375,544,608	$548,510,208

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue:
United States	$105,660,564	$159,173,097	$236,719,727	$364,673,963
Canada	26,633,851	32,442,118	57,116,178	73,468,415
Other	—	286,214	1,303,069	742,144

	$132,294,415	$191,901,429	$295,138,974	$438,884,522

8. RELATED PARTY TRANSACTIONS
The Company’s principal and controlling shareholder provides a limited personal indemnification to the surety companies that provide performance and payment bonds and other surety products to the Company. In 2006, the Company issued 2,000,000 shares of restricted stock to the Company’s principal and controlling shareholder under the 2000 Plan (see Note 5) as compensation for providing the personal indemnification. In 2009, the Company issued an option to purchase 600,000 shares of common stock to the principal and controlling shareholder under the 2000 Plan as compensation for providing the personal indemnification.
9. OTHER INCOME (EXPENSE), NET
Other income (expense), net, consisted of the following items for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Gain realized from derivative	$2,493,980	$—	$2,493,980	$—
Unrealized gain (loss) from derivatives	(354,326)	—	1,634,619	$(133,591)
Interest expense, net of interest income	(1,156,607)	(1,703,632)	(2,454,549)	(3,474,423)
Amortization of deferred financing fees	(59,016)	(306,398)	(161,662)	(474,403)

	$924,031	$(2,010,030)	$1,512,388	$(4,082,417)

During 2009, the Company purchased an interest rate cap from a major bank to mitigate effects of rising interest rates on a fixed rate customer contract for approximately $2.2 million. The Company terminated the agreement in 2009 and realized a gain of approximately $2.5 million in the three and nine months ended September 30, 2009. The Company did not designate this derivative as a cash flow hedge; therefore hedge accounting was not applied.
10. FAIR VALUE MEASUREMENTS
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
Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010:

		Fair Value as of
		December 31,	September 30,
	Level	2009	2010
Liabilities:
Interest rate swap instruments	2	$1,933,535	$5,905,218

Total liabilities	2	$1,933,535	$5,905,218

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
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in the impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the year ended December 31, 2009 or the nine months ended September 30, 2010.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2009, and September 30, 2010, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Liability Derivatives as of
	December 31, 2009		September 30, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$1,933,535	Other liabilities	$—

Derivatives designated as hedging instruments:
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$5,905,218

The following tables present information about the effect of the Company’s derivative instruments on accumulated other comprehensive income and the consolidated statements of income and comprehensive income:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)

		Amount of Loss Recognized in
		Income on Derivative for the Three
		Months Ended September 30, are as
Derivatives Not Designated	Location of Loss Recognized	follows:
as Hedging Instruments	in Income on Derivative	2009	2010

Interest rate swap contracts	Interest income (expense)	$(354,326)	$—

		Amount of Gain (Loss) Recognized
		in Income on Derivative for the Nine
		Months Ended September 30, are as
Derivatives Not Designated	Location of Gain (Loss) Recognized	follows:
as Hedging Instruments	in Income on Derivative	2009	2010

Interest rate swap contracts	Interest income (expense)	$1,634,619	$(133,591)

As of September 30, 2010
	Loss Recognized	Loss Reclassified from
	in Accumulated Other	Accumulated Other
Derivatives Designated as Hedging Instruments:	Comprehensive Income	Comprehensive Income

Interest rate swap contracts	$(3,838,092)	$(874,887)

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all corporate operating expenses — salary and benefits, project development costs and general, administrative and other costs — not specifically allocated to the segments. For the three months ended September 30, 2009 and 2010, unallocated corporate expenses were $4,459,359 and $7,712,229, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2009 and 2010, was $4,856,033 and $866,405, respectively. For the nine months ended September 30, 2009 and 2010, unallocated corporate expenses were $15,390,452 and $21,700,187, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2009 and 2010, was $13,061,956 and $9,671,347, respectively. The Company does not allocate any indirect expenses to the segments. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2009

		Central	Other U.S.
	U.S. Federal	U.S. Region	Regions	Canada	All Other	Total
Total revenue	$23,271,193	$30,862,218	$25,603,565	$27,320,939	$25,236,500	$132,294,415
Interest income	$—	$—	$—	$(939)	$4,156,087	$4,155,148
Interest expense	$—	$—	$—	$(1,463)	$1,184,619	$1,183,156
Depreciation	$7,725	$4,084	$—	$121,474	$2,243,161	$2,376,444
Income (loss) before taxes	$2,430,139	$3,703,718	$3,738,977	$2,230,798	$396,673	$12,500,305
Total assets	$67,454,833	$25,821,659	$85,885,659	$50,269,566	$131,863,607	$361,295,324
Capital expenditures, net of grants received	$19,072	$2,444	$243,171	$427,170	$(2,524,716)	$(1,832,859)
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2010

		Central	Other U.S.
	U.S. Federal	U.S. Region	Regions	Canada	All Other	Total
Total revenue	$53,278,830	$37,541,875	$40,486,208	$33,466,031	$27,128,485	$191,901,429
Interest income	$—	$—	$—	$5,058	$1,170	$6,228
Interest expense	$—	$—	$—	$855	$1,842,596	$1,843,451
Depreciation	$19,855	$2,399	$—	$103,970	$4,669,797	$4,796,021
Income (loss) before taxes	$8,060,725	$6,436,116	$6,558,649	$2,693,902	$(6,845,824)	$16,903,568
Total assets	$174,640,659	$24,709,712	$122,388,247	$65,692,668	$161,078,922	$548,510,208
Capital expenditures	$23,573	$26,927	$697,471	$4,722,434	$7,823,067	$13,293,472

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2009

		Central	Other U.S.
	U.S. Federal	U.S. Region	Regions	Canada	All Other	Total
Total revenue	$42,729,275	$61,998,747	$66,478,528	$57,650,067	$66,282,357	$295,138,974
Interest income	$—	$—	$—	$20,175	$4,228,755	$4,248,930
Interest expense	$—	$—	$—	$—	$2,574,880	$2,574,880
Depreciation	$37,502	$17,276	$—	$196,644	$4,710,930	$4,962,352
Income (loss) before taxes	$937,169	$6,257,703	$7,919,415	$2,740,166	$(2,328,497)	$15,525,956
Total assets	$67,454,833	$25,821,659	$85,885,659	$50,269,566	$131,863,607	$361,295,324
Capital expenditures, net of grants received	$91,148	$3,404	$564,772	$996,765	$14,361,759	$16,017,848
Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2010

		Central U.S.	Other U.S.
	U.S. Federal	Region	Regions	Canada	All Other	Total
Total revenue	$114,272,081	$76,743,452	$98,267,620	$74,141,379	$75,459,990	$438,884,522
Interest income	$—	$—	$—	$20,357	$106,377	$126,734
Interest expense	$—	$—	$—	$2,094	$3,732,654	$3,734,748
Depreciation	$60,954	$5,328	$—	$323,591	$8,468,392	$8,858,265
Income (loss) before taxes	$13,375,554	$9,581,094	$14,675,621	$3,803,888	$(12,028,840)	$29,407,317
Total assets	$174,640,659	$24,709,712	$122,388,247	$65,692,668	$161,078,922	$548,510,208
Capital expenditures	$47,466	$37,764	$1,163,624	$5,989,314	$18,906,770	$26,144,938
13. STOCKHOLDERS’ EQUITY
Warrants
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)—(Continued)
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
In July 2010, in connection with the initial public offering, the Company implemented a “dual class” capital structure with two classes of common stock: Class A common stock and Class B common stock. In implementing this capital structure, (i) a two-for-one split of the Company’s common stock was effected, (ii) all outstanding shares of common stock were reclassified as Class A common stock; (iii) each outstanding option to purchase shares of common stock was converted into an option to purchase shares of Class A common stock, (iv) all holders of shares of the Company’s convertible preferred stock (other than George P. Sakellaris, the Company’s founder, principal stockholder, president and chief executive officer) elected to convert their shares of convertible preferred stock into shares of Class A common stock, and (v) all outstanding shares of the Company’s convertible preferred stock (which were then held solely by Mr. Sakellaris) automatically converted into shares of Class B common stock. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities).
14. SUBSEQUENT EVENTS
The Company has agreed in principle with its surety companies to remove the requirement that the Company’s principal and controlling shareholder provide a limited personal indemnification. The necessary documentation is being formalized and completed, and is expected to be finalized within the fourth quarter of 2010.
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
We report results under ASC 280 for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to September 30, 2010, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “Risk Factors — We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract.”
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
Backlog and Awarded Projects
As of September 30, 2010, we had backlog of approximately $593 million in future revenue under signed customer contracts for the installation or construction of projects, which we expect to be recognized over the period from 2010 to 2013, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $531 million over the same period. As of September 30, 2009, we had backlog of approximately $380 million in future revenue under signed customer contracts for the installation or construction of projects, which we expected to be recognized over the period from 2009 to 2012, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $734 million over the period from 2009 to 2013. We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. See “Risk Factors — We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts.”
Recent Developments
During the third quarter of 2010, we completed our initial public offering of 8,696,820 shares of Class A common stock at a price to the public of $10.00 per share. Of the shares sold, we issued and sold 6,000,000, and existing stockholders sold 2,696,820. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, we sold an additional 342,889 shares of our Class A common stock at an offering price of $10.00 per share. The offering generated gross proceeds to us of $63.4 million, or approximately $56.9 million net of underwriting discounts and estimated offering expenses. The offering generated gross proceeds to selling stockholders of $27.0 million, or $25.1 million net of underwriting discounts. We incurred approximately $6.5 million of expenses in connection with the offering. Of our proceeds: we used $26.9 million to repay the outstanding balance under our $50 million revolving senior secured credit facility; $3.1 million to repay in full the entire principal amount of, and accrued but unpaid interest on, the subordinated note held by our president and chief executive officer; and $5.0 million to repay in full the outstanding balance on our 6.90% term loan related to a landfill gas facility. Our Class A common stock began trading on July 22, 2010 on the New York Stock Exchange under the symbol “AMRC.”
In connection with our initial public offering, we implemented a “dual class” capital structure with two classes of common stock: Class A common stock and Class B common stock. In implementing this capital structure, (i) a two-for-one split of our common stock was effected, (ii) all outstanding shares of common stock were reclassified as Class A common stock; (iii) each outstanding option to purchase shares of common stock was converted into an option to purchase shares of Class A common stock, (iv) all holders of shares of our convertible preferred stock (other than George P. Sakellaris, our founder, principal stockholder, president and chief executive officer) elected to convert their shares of convertible preferred stock into shares of Class A common stock, and (v) all outstanding shares of our convertible preferred stock (which were then held solely by Mr. Sakellaris) automatically converted into shares of Class B common stock. The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Each share of our Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities).
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
During the three months ended September 30, 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 8.8% of our total revenue for the quarter. For the nine months ended September 30, 2010, the same project accounted for 11.3% of total revenue.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended September 30, 2009 was $0.5 million. No interest was capitalized for the three months ended September 30, 2010. The amount of interest capitalized during the nine months ended September 30, 2009 and 2010 was $1.1 million and $0.3 million, respectively.
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
Other Assets
In 2003, we acquired an asset which was substantially monetized with a residual based on an expectation of the contract running its full term. During the first nine months of 2010, we received notice that the customer intended to prepay the contract at the end of 2010. Accordingly, we recorded a non-cash charge of approximately $2.1 million related to the unexpected prepayment of the long-term receivable.
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
The interest rate swaps that we entered into prior to December 31, 2009, qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our consolidated statements of income at fair value, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swap that we entered into during 2010 qualifies, and has been designated, as a cash flow hedge.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheet and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to our interest rate swaps, we recorded the unrealized loss in earnings in the three months ended September 30, 2009 of approximately $0.4 million as other income (expense) in our consolidated statement of income and comprehensive income (loss). No unrealized gain (loss) in earnings was recorded in the three months ended September 30, 2010. For the nine months ended September 30, 2009 and 2010, we recognized approximately $1.6 million of unrealized gains and $0.1 million in unrealized losses, respectively, as other income (expense) in our consolidated statements of income and comprehensive income (loss).

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
Grants of Restricted Shares
In October 2006, we issued 2,000,000 shares of restricted stock to George P. Sakellaris, our founder, principal shareholder, president and chief executive officer under our 2000 Plan, as consideration for his personal indemnity of surety arrangements required for certain projects. The award vested in full in October 2009. At the time the shares were issued, the fair value was determined to be $3.41 per share. During the three months ended September 30, 2009, we recorded an expense of $443,136. During the nine months ended September 30, 2009, we recorded an expense of $1,412,872. No expense was recorded during the three or nine months ended September 30, 2010.
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

Stock Option Grants
We have granted stock options to certain employees and directors under the 2000 Plan. At September 30, 2010, 8,206,250 shares were available for grant under the 2000 Plan; however, we will grant no further stock options or restricted stock awards under the 2000 Plan. Our 2010 stock incentive plan, or the 2010 Plan, which became effective upon the closing of our initial public offering, was adopted by our board of directors in May 2010 and approved by our stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of our Class A common stock were reserved for issuance under the 2010 Plan.
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
We follow the fair value recognition provisions of ASC 718 requiring that all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, be recognized in the consolidated statements of income and comprehensive income based on their fair values, using the prospective-transition method. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2009 and 2010:

	Year Ended	Nine Months
	December 31,	Ended September 30,
	2009	2010
Future dividends	$—	$—
Risk-free interest rate	2.00-2.94%	2.59-3.11%
Expected volatility	57%-59%	57%-59%
Expected life	6.5 years	6.5 years
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
As of September 30, 2010 we had $10.0 million of total unrecognized stock-based compensation cost related to employee stock options. We expect to recognize this cost over a weighted-average period of 3.9 years after September 30, 2010. The allocation of this expense between direct expenses, project development and marketing expenses, and salaries and benefits expense will depend on the salaries and work assignments of the personnel holding these options.
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
The market approach estimates the fair value of a company by applying market multiples of publicly-traded, or recently-acquired, firms in the same or similar lines of business to the results and projected results of the company being valued. In establishing exercise prices for our options, we followed a methodology designed to result in exercise prices that were not lower than, but could be higher than, the then fair value of our common stock. When choosing companies for use in the market approach, we focused on companies that provide energy efficiency services and have high rates of growth. To determine our enterprise value, we reviewed the multiple of market valuations of the comparable companies to their EBITDA for the prior fiscal year (based on publicly-available data), as well as the multiples of EBITDA for the prior fiscal year paid by us for our acquisitions. Based on this review, we established a market multiple which was generally higher than that of our comparable companies, and which we then applied to our own EBITDA for the prior fiscal year. To determine equity value, we added cash on hand at the end of the period and the cash from the pro forma exercise of stock options, and then subtracted senior corporate debt. The resulting value was divided by the number of common shares outstanding on a fully diluted basis to obtain the fair value per share of common stock. Typically, we performed a new valuation annually after completing our audited consolidated financial statements.
We used EBITDA in determining our enterprise value under the market approach because we believe that metric provides greater comparability than other metrics for the companies included in the analysis. We considered using net income, book value and cash flow; however, we found those metrics less meaningful than EBITDA due to varying levels of non-cash and non-operating income and expenses, and the effects of leverage, in the other companies’ financial statements. We believe EBITDA was the most meaningful financial metric for purposes of estimating the fair value of our common stock for financial statement reporting purposes because it is an unlevered measure of operating earnings potential before financing and certain other accounting decisions are considered. In addition to the use of the market approach to determine the enterprise value, we considered the discounted cash flow methodology to estimate the equity value in the goodwill impairment analysis discussed in Note 2 to our condensed consolidated financial statements included in this report. The resulting equity values obtained from the discounted cash flow methodology corroborated the results of the market approach used in our contemporaneous common stock valuations.
Since January 1, 2010, we granted a total of 856,000 stock options with an exercise price of $13.045 per share. The fair value of our common stock as of April 26, 2010 and May 28, 2010, the grant dates, was determined contemporaneously to be $13.045 per share. In determining this value, we employed the same methods and approaches used in the retrospective analyses described above. The primary reasons for the increase in the valuation of our common stock since September 25, 2009, when it was retrospectively valued at $11.00, to April 26, 2010 and May 28, 2010 were:
•	a 30% increase in our next 12 months projected EBITDA between September 25, 2009 and the two relevant dates in 2010, due to growth in our backlog and several, previously-contracted, large efficiency and renewable energy projects entering major construction phases;

•	our expectation that we would conduct an initial public offering within the next three months; and

•	our preliminary estimates of our valuation for purposes of our initial public offering.
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
Internal Control Over Financial Reporting
We had a material weakness in our internal control over financial reporting at September 30, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We do not currently have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. This constitutes a material weakness, which we plan to remediate by hiring additional personnel with the requisite expertise. See “Risk Factors — We have a material weakness in our internal control over financial reporting. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.”
Results of Operations
Three Months Ended September 30, 2009 and 2010
Revenue
Total revenue. Total revenue increased by $59.6 million, or 45.1%, in the third quarter of 2010 to $191.9 million compared to the third quarter of 2009 due to higher revenue from both energy efficiency and renewable energy projects.
Energy efficiency revenue. Energy efficiency revenue increased by $41.1 million, or 38.4%, in the third quarter of 2010 compared to the third quarter of 2009 due to an increase in the number of projects being installed for our municipal and other institutional customers.
Renewable energy revenue. Renewable energy revenue increased by $18.5 million, or 72.8%, in the third quarter of 2010 compared to the third quarter of 2009. The increase was primarily due to the greater number of renewable energy facilities being built by us for our customers. The construction volume of such plants increased by approximately $14.3 million in the third quarter of 2010. Additionally, during the third quarter of 2010, approximately $4.2 million of our renewable energy revenue increase was from the operation of facilities owned by us that produce renewable energy and from the delivery of renewable energy products. We have placed in service during the past year 12 new renewable energy plants owned by us that produce energy from landfill gas or photovoltaic systems.
Revenue from customers outside the United States, principally Canada, was $32.4 million in the third quarter of 2010 compared to $26.6 million in the third quarter of 2009.
Business segment revenue. Total revenue for the U.S. federal segment increased $30.0 million, or 128.9%, to $53.3 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to increased installation of renewable energy facilities and other projects. Revenue recognized on the installation of a renewable energy project for the U.S. Department of Energy accounted for a significant portion of our revenue for this segment in the third quarter of 2010. Total revenue for the central U.S. region segment increased $6.7 million, or 21.6%, to $37.5 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to the increased installation of energy efficiency projects. Total revenue for the Canada segment increased $6.1 million, or 22.5%, in the third quarter of 2010, to $33.5 million, compared to the third quarter of 2009, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures, particularly two large projects for housing authorities. Total revenue from the other U.S. regions segment increased $14.9 million, or 58.1%, to $40.5 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to an increase in the size and, to a lesser extent, the number of projects under construction. Total revenue not allocated to segments and presented as all other increased $1.9 million, or 7.5%, to $27.1 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to increased sales of renewable energy and the delivery of renewable energy products.
Direct Expenses and Gross Profit
Total direct expenses. Direct expenses increased by $48.6 million, or 44.9%, in the third quarter of 2010 compared to the third quarter of 2009. Projects with stronger gross profit margins in the third quarter of 2010 caused direct expenses to increase at a slower rate than revenue.
Energy efficiency. Energy efficiency gross margin increased to 17.6% in the third quarter of 2010 from 16.9% in the same period in 2009, due primarily to higher expected margins on construction projects.
Renewable energy. Renewable energy gross margin decreased to 20.3% in the third quarter of 2010 from 22.9% in the third quarter of 2009, due primarily to a higher percentage of installation activity relative to delivery of renewable energy products.
Operating Expenses
Salaries and benefits. Salaries and benefits increased by $1.0 million, or 14.2%, in the third quarter of 2010 as compared with the third quarter of 2009. Higher staffing levels related to increased business activity was the primary reason for the increase.
Project development. Project development expenses increased by $1.5 million, or 114.2%, in the third quarter of 2010 compared to the third quarter of 2009. The increase reflects the relatively low expense recognized last year due to the favorable timing of significant contract signings, including the Department of Energy Savannah River Project.
General, administrative and other. General, administrative and other expenses increased by $1.1 million, or 30.6%, in the third quarter of 2010 compared to the third quarter of 2009, due primarily to higher insurance and professional fees.
Other Income (Expense)
Other income (expense) decreased by $2.9 million to a net expense of $2.0 million in the third quarter of 2010 from a net income of $0.9 million in the third quarter of 2009. The decrease was due primarily to the $2.5 million gain on a derivative realized in the third quarter of 2009. As of April 1, 2010, we have designated all derivative instruments as hedges; therefore, unrealized gains and losses are recognized as part of other comprehensive income (loss). The following table presents the changes in other income (expense) from the third quarter of 2009 to the third quarter of 2010:

	Three Months Ended September 30,
	2009	2010
Gain realized from derivative	$2,493,980	$—
Unrealized gain (loss) from derivatives	(354,326)	—
Interest expense, net of interest income	(1,156,607)	(1,703,632)
Amortization of deferred financing fees	(59,016)	(306,398)

	$924,031	$(2,010,030)

Income Before Taxes
Income before taxes for the third quarter of 2010 increased to $16.9 million from $12.5 million for the third quarter of 2009, an increase of 35.2%. The increase was due to higher gross profit, which was partially offset by increases in operating expenses and other net expenses.
Business Segment Income Before Taxes. Income before taxes for the U.S. federal segment increased $5.6 million to $8.1 million in the third quarter of 2010, from $2.4 million in the third quarter of 2009. The increase was due to higher revenue and better operating margins. Income before taxes for the central U.S. region segment increased $2.7 million to $6.4 million in the third quarter of 2010 compared to $3.7 million during the third quarter of 2009, due to higher operating margins. Income before taxes for the Canada segment increased $0.5 million to $2.7 million in the third quarter of 2010 compared to the third quarter of 2009, due to higher revenue and slightly improved operating margins. Income before taxes for the other U.S. regions segment increased by $2.8 million, or 75.4%, to $6.6 million in the third quarter of 2010 compared to the third quarter of 2009. The increase in this segment was due to increased revenue and an increase in the profit margin during the third quarter of 2010 from the same period in 2009. The loss before taxes not allocated to segments and presented as all other, decreased by $7.2 million, or 1825.8%, to $6.8 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to an increase in both operating expenses and other expenses. The amounts of unallocated corporate expenses for the third quarters of 2009 and 2010 were $4.5 million and $7.7 million, respectively. The changes in the expenses allocated to all other from the third quarter of 2009 to the third quarter of 2010 were consistent with the overall change in consolidated expenses discussed above. Income before taxes and unallocated corporate expenses for all other was $0.9 million in the third quarter of 2010, a $4.0 million, or 81.6%, decrease compared to the third quarter of 2009.
Provision for Income Taxes
The provision for income taxes increased by $0.6 million, to $4.9 million, in the third quarter of 2010, from $4.3 million in the third quarter of 2009. The effective tax rate decreased to 28.8% for the third quarter of 2010 from 34.4% in the third quarter of 2009. The rate variance between the periods is due mainly to a change in permanent items from 2009 to 2010. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179(d) of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased by $3.8 million, or 46.9%, in the third quarter of 2010 to $12.0 million, compared to $8.2 million in the third quarter of 2009, due to higher pre-tax income, which was partially offset by an increase in the tax provision. Earnings per basic share in the third quarter of 2010 were $0.35 compared to $0.86 in the third quarter of 2009. The weighted-average number of basic shares outstanding increased by 260.2% from 9.6 million shares during the third quarter of 2009 to 34.4 million shares during the third quarter of 2010. The increase was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our IPO, together with the issuance and sale of 6.0 million shares of Class A common stock in the IPO, and the vesting of restricted shares. Earnings per diluted share in the third quarter of 2010 were $0.28 compared to $0.23 in the third quarter of 2009, a 21.7% increase. The weighted-average number of diluted shares outstanding increased by 21.9% from 35.6 million shares during the third quarter of 2009 to 43.4 million shares during the third quarter of 2010, as a result of the initial public offering, vesting of restricted shares, the exercise of stock options, and the grant of new stock options.
Nine Months Ended September 30, 2009 and 2010
Revenue
Total revenue. Total revenue increased by $143.7 million, or 48.7%, in the first nine months of 2010 to $438.9 million compared to the first nine months of 2009 due to higher revenue from both energy efficiency and renewable energy projects.
Energy efficiency revenue. Energy efficiency revenue increased by $82.3 million, or 34.1%, in the first nine months of 2010 compared to the first nine months of 2009 due to an increase in the number of projects being installed for our municipal and other institutional customers.
Renewable energy revenue. Renewable energy revenue increased by $61.5 million, or 114.1%, in the first nine months of 2010 compared to the first nine months of 2009. The increase was primarily due to the greater number of renewable energy facilities being built by us for our customers. The construction volume of such plants increased by approximately $50.6 million in the first nine months of 2010. Additionally, during the first nine months of 2010 approximately $10.9 million of our renewable energy revenue increase was from the operation of facilities owned by us that produce renewable energy and from the delivery of renewable energy products. We have placed in service during the past year 12 new renewable energy plants owned by us that produce energy from landfill gas or photovoltaic systems.
Revenue from customers outside the United States, principally Canada, was $74.2 million in the first nine months of 2010 compared to $58.4 million in the same period of 2009.
Business segment revenue. Total revenue for the U.S. federal segment increased $71.5 million, or 167.4%, to $114.3 million in the nine months ended September 30, 2010, compared to the same period of 2009, primarily due to increased installation of renewable energy facilities and other projects. Revenue recognized on the installation of a renewable energy project for the U.S. Department of Energy accounted for a significant portion of our revenue for this segment in the first nine months of 2010. Total revenue for the central U.S. region segment increased $14.7 million, or 23.8%, to $76.7 million in the first nine months of 2010, compared to the first nine months of 2009, due to the increased installation of energy efficiency projects. Total revenue for the Canada segment increased $16.5 million, or 28.6%, in the first nine months of 2010, to $74.1 million, compared to the first nine months of 2009, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures, particularly two large projects for housing authorities. Total revenue from the other U.S. regions segment increased $31.8 million, or 47.8%, to $98.3 million in the first nine months of 2010, compared to the first nine months of 2009, primarily due to an increase in the size and, to a lesser extent, the number of projects under construction. Total revenue not allocated to segments and presented as all other increased $9.2 million, or 13.8%, to $75.5 million in the first nine months of 2010, compared to the first nine months of 2009, primarily due to increased sales of renewable energy and the delivery of renewable energy products.
Direct Expenses and Gross Profit
Total direct expenses. Direct expenses increased by $117.3 million, or 48.4%, in the nine months ended September 30, 2010 compared to the same period in 2009. An increase in gross profit margins in the first nine months of 2010 caused direct expenses to increase at a slower rate than revenue. The increase in gross margin was the result of shift in the proportion of revenue from renewable energy sources during 2010.
Energy efficiency. Energy efficiency gross margin remained flat at 17.3% in the first nine months of 2010 compared to the same period in 2009.
Renewable energy. Renewable energy gross margin decreased to 20.3% in the first nine months of 2010 from 20.9% in the first nine months of 2009, due primarily to a higher percentage of installation activity relative to delivery of renewable energy products.
Operating Expenses
Salaries and benefits. Salaries and benefits increased by $3.1 million, or 16.3%, in the first nine months of 2010 as compared with the first nine months of 2009. This was primarily due to the increased headcount necessary to manage our expectation of an increase in our business activity in fiscal 2010 and beyond.
Project development. Project development expenses increased by $1.0 million, or 15.0%, in the first nine months of 2010 compared to the same period of 2009, reflecting a higher volume of business development activity.
General, administrative and other. General, administrative and other expenses increased by $2.9 million, or 21.8%, in the first nine months of 2010 compared to the first nine months of 2009. This increase was due to a $2.1 million non-cash charge we recorded during the second quarter of 2010 related to the unexpected prepayment of a long-term receivable described above.
Other Income (Expense)
Other income (expense) decreased by $5.6 million to a net expense of $4.1 million in the first nine months of 2010 from a net income of $1.5 million in the first nine months of 2009. The decrease was due primarily to unrealized and realized gains on derivatives recognized in the first nine months of 2009. As of April 1, 2010, we have designated all derivative instruments as hedges; therefore, unrealized gains and losses are recognized as part of other comprehensive income (loss). The following table presents the changes in other income (expense) from the first nine months of 2009 to the first nine months of 2010:

	Nine Months Ended September 30,
	2009	2010
Gain realized from derivative	$2,493,980	$—
Unrealized gain (loss) from derivatives	1,634,619	$(133,591)
Interest expense, net of interest income	(2,454,549)	(3,474,423)
Amortization of deferred financing fees	(161,662)	(474,403)

	$1,512,388	$(4,082,417)

Income before taxes for the first nine months of 2010 increased to $29.4 million from $15.5 million for the first nine months of 2009. The increase was due to higher gross profit, which was partially offset by increases in operating expenses and other net expenses.

Business Segment Income Before Taxes. Income before taxes for the U.S. federal segment increased $12.4 million to $13.4 million in the nine months ended September 30, 2010, from $0.9 million in the nine months ended September 30, 2009. The increase was due to higher revenue and better operating margins. Income before taxes for the central U.S. region segment increased to $9.6 million in the first nine months of 2010, from $6.3 million earned during the first nine months of 2009, due to higher operating margins. Income before taxes for the Canada segment increased $1.1 million to $3.8 million in the first nine months of 2010 compared to the first nine months of 2009, due to higher revenue and improved operating margins. Income before taxes for the other U.S. regions segment increased by $6.8 million, or 85.3%, to $14.7 million in the first nine months of 2010 compared to the first nine months of 2009. The increase in this segment was primarily due to increased revenue and an increase in the profit margin, as the segment avoided certain cost overruns that impacted results in 2009. The loss before taxes not allocated to segments and presented as all other, increased by $9.7 million, or 416.6%, to $12.0 million in the first nine months of 2010, compared to the first nine months of 2009, primarily due to the lower margins on renewable energy sales, and an increase in both operating expenses and other expenses. The amounts of unallocated corporate expenses for the first nine months of 2009 and 2010 were $15.4 million, and $21.7 million, respectively. The changes in the expenses allocated to all other from the first nine months of 2009 to the first nine months of 2010 were consistent with the overall change in consolidated expenses discussed above. Income before taxes and unallocated corporate expenses for all other was $9.7 million in the first nine months of 2010, a $3.4 million, or 26.0%, decrease compared to the first nine months of 2009.
Provision for Income Taxes
The provision for income taxes increased by $3.2 million, to $8.4 million in the first nine months of 2010 from $5.2 million in the first nine months of 2009. The effective tax rate decreased to 28.5% for the first nine months of 2010 from 33.4% in the first nine months of 2009. The rate variance between the periods is due mainly to a change in permanent items from 2009 to 2010. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179(d) of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased by $10.7 million, or 103.5%, in the first nine months of 2010 to $21.0 million, compared to $10.3 million in the first nine months of 2009, due to higher pre-tax income, which was partially offset by an increase in the tax provision. Earnings per basic share in the first nine months of 2010 were $1.02 compared with $1.08 during the first nine months of 2009. The weighted-average number of basic shares outstanding increased by 114.7% from 9.6 million shares during the first nine months of 2009 to 20.6 million shares during the first nine months of 2010. The increase was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our IPO, together with the issuance and sale of 6.0 million shares of Class A common stock in the IPO, and the vesting of restricted shares. Earnings per diluted share in the third quarter of 2010 were $0.53 compared to $0.30 in the third quarter of 2009, a 76.7% increase. The weighted-average number of diluted shares outstanding increased by 13.5% from 34.8 million shares during the first nine months of 2009 to 39.5 million shares during the first nine months of 2010, as a result of the initial public offering, vesting of restricted shares, the exercise of stock options, and the grant of new stock options.
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
Cash flows from operating activities. Operating activities provided $9.1 million of net cash during the three months ended September 30, 2010. During that period, we had net income of $12.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $6.5 million. Net increases in accounts payable and other liabilities provided another $22.4 million in cash. However, net increases in accounts receivables and other assets used $31.9 million of cash.
Operating activities provided $23.1 million of net cash during the three months ended September 30, 2009. During that period, we had net income of $8.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $3.1 million. Increases in accounts payable, billings in excess of costs and estimated earnings, and other liabilities provided $30.7 million of cash. However, net increases in accounts receivable and other assets used $18.8 million in cash.
Operating activities used $6.4 million of net cash during the nine months ended September 30, 2010. During that period, we had net income of $21.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $13.3 million. Net increases in accounts payable and other liabilities provided another $9.8 million in cash. However, net increases in accounts receivables and other assets used $50.6 million of cash.

Operating activities used $3.1 million of net cash during the nine months ended September 30, 2009. During that period, we had net income of $10.3 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $6.1 million. Net increases in accounts payable and other liabilities provided $15.5 million in cash. Net increases in accounts receivables and other assets used $35.0 million of cash.
Cash flows from investing activities. Cash used for investing activities during the three months ended September 30, 2010 totaled $19.4 million and consisted primarily of capital investments of $12.4 million related to the development of renewable energy plants and $6.1 million for the acquisition of Quantum Engineering. Other investments related to leasehold improvements and office equipment.
Cash provided by investing activities during the three months ended September 30, 2009 totaled $1.2 million and consisted of net capital returned of $2.3 million related to the development of renewable energy plants. We applied for and received approximately $12.9 million in investment tax rebates under Section 1603 of the 2009 American Recovery and Reinvestment Act. This was partially offset by other investments related to the acquisition of a company in Ontario Canada, and for leasehold improvements and office equipment.
Cash used for investing activities during the nine months ended September 30, 2010 totaled $32.3 million and consisted primarily of capital investments of $24.8 million related to the development of renewable energy plants and $6.1 million related to the acquisition of Quantum Engineering. Other investments related to leasehold improvements and office equipment.
Cash used for investing activities during the nine months ended September 30, 2009 totaled $16.7 million and consisted primarily of capital investments of $14.6 million related to the development of renewable energy plants. Other investments were related to the acquisition of a company in Ontario Canada, and for leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended September 30, 2010 totaled $18.0 million. Proceeds from the issuance of Class A common stock and the exercise of options and warrants totaled $59.6 million. We paid down our senior secured credit facility by $31.4 million during the quarter, and paid off and retired $3.0 million of subordinated debt. We paid off a term loan to one of our project subsidiaries totaling $5.8 million. As previously reported, this loan was in default due to the bankruptcy of one of the counterparties. Increases in certain restricted cash accounts of $1.1 million were necessary to meet terms of our loan agreements. Net payments for financing-related fees used cash of $0.4 million.
Net cash used by financing activities during the three months ended September 30, 2009 totaled $18.7 million. We made payments on our senior secured credit facility of $15.1 million, and on long-term debt financings totaling $1.2 million. In addition, we made investments in certain restricted cash accounts of $3.8 million to meet terms of our loan agreements. Partially offsetting these amounts were $1.4 million in project draws on long-term debt financing agreements.
Net cash provided by financing activities during the nine months ended September 30, 2010 totaled $19.4 million. Proceeds from the issuance of Class A common stock and the exercise of options and warrants totaled $60.1 million. Additional proceeds under long-term debt financings totaled $0.8 million during the first nine months of 2010. We paid down our senior secured credit facility by $19.9 million during the first nine months of 2010, and paid off and retired $3.0 million of subordinated debt. We made payments on term loans to our project subsidiaries totaling $10.5 million. Increases in certain restricted cash accounts of $6.0 million were necessary to meet terms of our loan agreements. Net payments for financing-related fees used cash of $1.3 million.
Net cash provided by financing activities during the nine months ended September 30, 2009 totaled $15.0 million. Proceeds from a long-term debt financing arrangement were $28.1 million during the period. Partially offsetting those proceeds were $4.4 million to pay down our revolving credit facility, $2.6 million used to pay down long-term debt, $0.9 million to repurchase outstanding shares from an employee, $5.1 million to meet a restricted cash requirement and $0.1 million for financing-related fees.
Subordinated Note
In connection with the organization of Ameresco, on May 17, 2000, we issued a subordinated note to our principal stockholder in the amount of $3.0 million. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinated to our revolving senior secured credit facility. The subordinated note was payable upon demand. We incurred $0.1 million of interest related to the subordinated note during the three months ended September 30, 2009 and 2010. We incurred $0.2 million of interest related to the subordinated note during the nine months ended September 30, 2009 and 2010. We repaid in full the outstanding principal balance of, and all accrued but unpaid interest on, the note during the third quarter of 2010.
Revolving Senior Secured Credit Facility
On June 10, 2008, we entered into a credit and security agreement with Bank of America, consisting of a $50 million revolving facility. The agreement requires us to pay monthly interest at various rates in arrears, based on the amount outstanding. This facility has a maturity date of June 30, 2011. The facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $20 million on a rolling four-quarter basis and a minimum level of tangible net worth. The full line of credit was available to us as of September 30, 2010. As of September 30, 2010, there was no balance outstanding under the facility. There was $19.9 million in principal outstanding under the facility as of December 31, 2009.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2010, we had outstanding $48.7 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.3% to 8.9% and maturing at various dates from 2013 to 2024. As of December 31, 2009, we had outstanding $58.4 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.3% to 8.9% and maturing at various dates from 2013 to 2024. As of December 31, 2009, a term loan in the amount of $5.4 million, respectively, was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer constitutes an event of default under the credit agreement, which could subject us to an assessment of default interest charges. To date, no such interest charges have been assessed. This customer has emerged from bankruptcy, confirmed its obligations to our subsidiary and made all back payments together with interest. This loan was paid off during the third quarter of 2010.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $136.9 million and $32.6 million in principal amount at September 30, 2010 and December 31, 2009, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2010, we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2010:

	Payments due by Period
	(in thousands)
			One to	Three to
		Less Than	Three	Five	More than
	Total	One Year	Years	Years	Five Years
Term loans	$48,719	$4,933	$9,211	$7,033	$27,542
Federal ESPC receivable financing(1)	136,877	3,419	133,458	—	—
Interest obligations (2)	23,379	4,320	5,712	4,479	8,868
Operating leases	7,753	2,127	2,919	1,551	1,156

Total	$216,728	$14,799	$151,300	$13,063	$37,566

(1)	Federal ESPC receivable financing arrangements relate to the installation and construction of projects for certain customers, typically federal governmental entities, where we assign to the lenders our right to customer receivables. We are relieved of the financing liability when the project is completed and accepted by the customer.

(2)	The table does not include, for our federal ESPC receivable financing arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the lender and the amount received by us from the lender for such sale.

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
Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2010, we issued 1,272,500 shares of our Class A common stock upon exercise of options for aggregate consideration of $2,244,773.
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
Use of Proceeds from Initial Public Offering
The SEC declared the Registration Statement on Form S-1 (File No. 333-165821) related to our initial public offering effective on July 21, 2010. In the IPO, which closed on July 27, 2010, we sold 6,000,000 shares of our Class A common stock, and selling stockholders sold 2,696,820 shares of our Class A common stock, at an offering price of $10.00 per share. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, we sold an additional 342,889 shares of our Class A common stock at an offering price of $10.00 per share. The IPO generated gross proceeds to us of $63.4 million, or $56.9 million net of underwriting discounts and offering expenses. The IPO generated gross proceeds to selling stockholders of $27.0 million, or $25.1 million net of underwriting discounts. We incurred $6.5 million of expenses in connection with the IPO. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the sole book-running manager for the offering. RBC Capital Markets Corporation acted as lead manager for the offering, and Oppenheimer & Co. Inc., Canaccord Genuity Inc., Cantor Fitzgerald & Co., Madison Williams and Company LLC and Stephens Inc. acted as co-managers of the offering. From the effective date of the registration statement through September 30, 2010, we used: $26.9 million to repay the outstanding balance under our $50 million revolving senior secured credit facility; $3.1 million to repay in full the entire principal amount of, and accrued but unpaid interest on, the subordinated note held by Mr. Sakellaris; and $5.0 million to repay in full the outstanding balance on our 6.90% term loan related to a landfill has facility. There has been no change in the planned use of proceeds from the IPO as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 22, 2010.
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
Interest Rate Risk
We had cash and cash equivalents totaling $47.9 million and $29.3 million, as of December 31, 2009 and September 30, 2010, respectively. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss) and in the consolidated statements of income and comprehensive income as other comprehensive income (loss). For the year ended December 31, 2009, and for the nine months ended September 30, 2010, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gains of $3.5 million and $0.7 million, respectively, which we recorded as changes in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as we do not currently have the technical staff with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, specifically income taxes and SEC financial reporting requirements. We are in the process of hiring additional technical staff to assist in the strengthening of our internal control over financial reporting during 2010.

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
We did not record an additional accrual for this matter beyond the adjustments made to our expected profit on this contract because we believe that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, we have adjusted our expected contract revenue and profit until such time as this contingency is resolved. We had claims of approximately $3.0 million outstanding with the customer as of September 30, 2010. As of September 30, 2010, we have not recognized any revenue or profit associated with these claims.
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
As of September 30, 2010, we had backlog of approximately $593 million in future revenue under signed customer contracts for the installation or construction of projects, which we expect to be recognized over the period from 2010 to 2013, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $530 million over the same period. As of September 30, 2009, we had backlog of approximately $380 million in future revenue under signed customer contracts for the installation or construction of projects, which we expected to be recognized over the period from 2009 to 2012, and we had been awarded, but not yet signed customer contracts for, projects with estimated total future revenue of an additional $734 million over the period from 2009 to 2013. We also expect to realize recurring revenue both under long-term O&M contracts and under long-term energy supply contracts for renewable energy plants that we own.
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
Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. From our inception to September 30, 2010, our total payments to customers and incurred equipment replacement and maintenance costs under our energy efficiency commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. However, we may incur additional or increased liabilities or expenses under our ESPCs in the future. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition or operating results. In addition, any disputes with a customer over the extent to which we bear responsibility to improve performance or make payments to the customer may diminish our prospects for future business from that customer or damage our reputation in the marketplace.
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
Federal and state laws require us to secure the performance of certain long-term obligations through surety bonds and letters of credit. In addition, we are occasionally required to provide bid bonds or performance bonds to secure our performance under energy efficiency contracts. Our sureties have historically required that George P. Sakellaris, who is our founder, principal stockholder, president and chief executive officer, personally indemnify them for up to an aggregate of $50 million of losses associated with the bonds they have provided on our behalf. We expect this indemnity will terminate in the near future. In addition, in the event that Mr. Sakellaris no longer controls our company, our sureties may reevaluate our eligibility for surety bonds. Although we expect the net proceeds of our initial public offering to improve our bonding capabilities, our ability to obtain required bonds or letters of credit depends in large part upon our capitalization, working capital, past performance, management expertise and reputation, and external factors beyond our control, including the overall capacity of the surety market. Our ability to obtain letters of credit under our existing credit arrangements is limited. We are not permitted to have more than $10 million in letters of credit outstanding at any time (including letters of credit that have been drawn upon but not repaid on our behalf) under the terms of our revolving senior secured credit facility. Moreover, our use of letters of credit limits our borrowing capability under our revolving senior secured credit facility as the aggregate amount of letters of credit we have outstanding at any time reduces our borrowing capacity under the facility by an equal amount. As of September 30, 2010, we had no letters of credit outstanding.
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
We have two classes of common stock: Class A common stock, which was the stock sold in our initial public offering and which is entitled to one vote per share, and Class B common stock, which is entitled to five votes per share. The difference in the voting power of our Class A and Class B common stock could diminish the market value of our Class A common stock because of the superior voting rights of our Class B common stock and the power those rights confer.
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
During the quarter ended September 30, 2010, we issued 1,272,500 shares of our Class A common stock upon exercise of options for aggregate consideration of $2,244,773.
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
Use of Proceeds from Initial Public Offering
The SEC declared the Registration Statement on Form S-1 (File No. 333-165821) related to our initial public offering effective on July 21, 2010. In the IPO, which closed on July 27, 2010, we sold 6,000,000 shares of our Class A common stock, and selling stockholders sold 2,696,820 shares of our Class A common stock, at an offering price of $10.00 per share. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, we sold an additional 342,889 shares of our Class A common stock at an offering price of $10.00 per share. The IPO generated gross proceeds to us of $63.4 million, or $56.9 million net of underwriting discounts and offering expenses. The IPO generated gross proceeds to selling stockholders of $27.0 million, or $25.1 million net of underwriting discounts. We incurred $6.5 million of expenses in connection with the IPO. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the sole book-running manager for the offering. RBC Capital Markets Corporation acted as lead manager for the offering, and Oppenheimer & Co. Inc., Canaccord Genuity Inc., Cantor Fitzgerald & Co., Madison Williams and Company LLC and Stephens Inc. acted as co-managers of the offering. From the effective date of the registration statement through September 30, 2010, we used: $26.9 million to repay the outstanding balance under our $50 million revolving senior secured credit facility; $3.1 million to repay in full the entire principal amount of, and accrued but unpaid interest on, the subordinated note held by Mr. Sakellaris; and $5.0 million to repay in full the outstanding balance on our 6.90% term loan related to a landfill has facility. There has been no change in the planned use of proceeds from the IPO as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 22, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
November 15, 2010	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.