Form 10-K
period 2010-12-31
Ameresco, Inc.
filed 2011-03-31
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File Number: 001-34811
Ameresco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3512838
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
111 Speen Street, Suite 410 Framingham, Massachusetts	01701
(Address of Principal Executive Offices)	(Zip Code)
(508) 661-2200
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on February 28, 2011 was $240,707,811. The registrant has provided this information as of February 28, 2011 because its common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 28, 2011
Class A Common Stock, $0.0001 par value per share	23,293,765
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2011 annual meeting of stockholders are incorporated by reference into Part III.

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to projections regarding our future financial performance, our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our services; our ability to integrate new technologies into our services; our ability to access credit or capital markets; our reliance on subcontractors; potential acquisitions or divestitures; the continued availability of key personnel; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but are not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” "target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
This Annual Report on Form 10-K also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 1A and Item 7, respectively, in this report. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.
PART I

Item 1. Business
Company Overview
Ameresco is a leading provider of energy efficiency solutions for facilities throughout North America. Our solutions enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of services addresses almost all aspects of purchasing and using energy within a facility. Our services include upgrades to a facility's energy infrastructure and the construction and operation of small-scale renewable energy plants. As one of the few large, independent energy efficiency service providers, we are able to objectively select and provide the products and technologies best suited for a customer's needs. Having grown from four offices in three states in 2001 to 56 offices in 29 states and five Canadian provinces by year-end 2010, we now combine a North American footprint with strong local operations, which enable us to remain close to our customers and serve them effectively. We believe that we are a leading provider of energy efficiency solutions for facilities throughout North America based on having secured more than 30%, by value, of the projects awarded from October 1, 2008 through December 2010 under U.S. Department of Energy programs related to energy savings performance contracts, as well as our belief based on our own internal analyses and on third-party analyst reports that, by revenue, we are among the top ten North American energy services companies/energy consultants.
The market for energy efficiency services has grown significantly over the last 20 years, driven largely by rising and volatile energy prices, advances in energy efficiency and renewable energy technologies, governmental support for energy efficiency and renewable energy programs and growing customer awareness of energy costs and environmental issues. End users and governmental agencies are increasingly viewing energy efficiency measures as a cost-effective solution for saving energy, renewing aging facility infrastructure and reducing harmful emissions.
Our principal service is the development, design, engineering and installation of projects that reduce the energy and operations and maintenance, or O&M, costs of our customers' facilities. These projects typically include a variety of measures customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, air conditioning and lighting systems. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. In most cases, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer's energy systems under a multi-year O&M contract, which provides us with recurring revenue and visibility into the customer's evolving needs.
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer's site. Depending upon the customer's preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date have been constructed adjacent to landfills and use landfill gas, or LFG, to generate energy. Our largest renewable energy plant is currently under construction and will use biomass as the source of energy. In the case of the plants that we own, the electricity, thermal energy or processed LFG generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other large purchaser of energy. We also sell and install photovoltaic, or PV, panels and integrated PV systems that convert solar energy to power. By enabling our customers to procure renewable sources of energy, we help them reduce or stabilize their energy costs, as well as realize environmental benefits.
We provide our services primarily to governmental, educational, utility, healthcare and other institutional, commercial and industrial entities. Since our inception in 2000, we have served more than 2,000 customers.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $618.2 million in 2010. We achieved profitability in 2002 and have been profitable every year since then.
As of December 31, 2010, we had backlog of approximately $651 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $483 million. As of December 31, 2009, we had backlog of approximately $598 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $706 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Where we have been awarded a project, but have not yet signed a customer contract for that project, which we sometimes refer to as awarded projects, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Revenue generated from backlog was $507 million in 2010. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors.
We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. In addition, we expect to generate revenue from solar and other product and service sales. Revenue generated from O&M, energy supply contracts and solar and other product and service sales was $111 million in 2010.
Industry Overview
Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy plants, load management, energy procurement, rate analysis, risk management and billing administration. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project's economic lifetime.

Energy Efficiency
The market for energy efficiency services has grown significantly, driven largely by rising and volatile energy prices, advances in energy efficiency and renewable energy technologies, governmental support for energy efficiency and renewable energy programs and growing customer awareness of energy and environmental issues. End users, utilities and governmental agencies are increasingly viewing energy efficiency measures as a cost-effective solution for saving energy, renewing aging facility infrastructure and reducing harmful emissions.
According to a 2008 Frost & Sullivan report, as shown in the table below, activity by ESCOs in the North American market for energy management services, including energy efficiency, demand response and other services, grew at a compound annual growth rate, or CAGR, of 22% from 2004 through 2008, with the estimated size of the market reaching more than $5 billion in 2008:

In a 2009 report, McKinsey & Company estimated that energy savings worth $1.2 trillion are available if the full amount of economically viable and commercially available energy efficiency potential is implemented in the United States through 2020, which would require upfront investment of $520 billion.
The U.S. federal government has significantly increased its interest in and spending on energy efficiency measures over the past decade. Legislation authorizing federal agencies to enter into ESPCs was originally passed in 1992, and in 2007, three years after the sunset of the original legislation, Congress passed new ESPC legislation without a sunset provision. As of March 2010, ESPCs have been awarded by 25 different federal agencies and departments in 49 states, resulting in more than 550 federal energy efficiency projects cumulatively worth $3.6 billion. In December 2008, the U.S. Department of Energy awarded new Indefinite Delivery, Indefinite Quantity, or IDIQ, contracts that permit 16 companies to propose and procure ESPCs with federal agencies. Of these 16 companies, only three are independent companies not affiliated with an equipment manufacturer, utility or fuel company. In December 2010, new streamlined qualification-based competition procedures applicable only to energy savings performance contracting were enacted. We believe the new competition procedures better reflect the unique characteristics of the contracting process, and should allow for a quicker contractor selection process.
There are three principal types of energy efficiency companies:

•
Independent Energy Services Companies — Energy efficiency companies not associated with an equipment manufacturer, utility or fuel company. Most of these companies are small and focus either on a specific geography or specific customer base.

•
Utility Affiliated Energy Services Companies — Companies owned by regulated North American utilities, many of which were traditionally focused on the service territories of their affiliated utilities. Many of these companies have since expanded their geographical markets. Examples include Constellation Energy Projects and Services and ConEdison Solutions.

•
Equipment Manufacturers — Companies owned by building equipment or controls manufacturers. Many of these companies have a national presence through an extensive network of branch offices. Examples include Honeywell, Johnson Controls and Siemens.

Renewable Energy
Utilities and large purchasers of energy are increasingly seeking to use renewable sources of energy, such as LFG, wind, biomass, geothermal and solar, to reduce or stabilize their energy costs, meet regulatory mandates for use of renewable energy, diversify their fuel sources and realize environmental benefits, such as the reduction of greenhouse gas emissions.
According to the International Energy Agency, utilities worldwide are expected to increase their overall renewable generation capacity (excluding hydro) as a percentage of their overall capacity from less than four percent in 2007 to 13% in 2030.
Industry Trends
We believe the following trends and developments are driving the growth of our industry.

•
Rising and Volatile Energy Prices. Over the past decade, energy linked commodity prices, including oil, gas, coal and electricity, have all increased and exhibited significant volatility. From 1999 to 2009, average U.S. retail electricity prices have increased by more than 50%. Over an 18 month period from January 2007 to July 2008, oil prices increased by almost 200%. According to the U.S. Energy Information Administration, or EIA, oil prices are expected to increase by approximately 115% from 2009 to 2035 and electricity prices are expected to increase by approximately six percent annually over the same time period. We believe that rising energy prices combined with significant volatility have resulted in growing demand for energy efficiency measures that reduce energy usage and for sources of renewable energy that can stabilize energy costs.

•
Potential of Energy Efficiency Measures to Significantly Reduce Energy Consumption. According to the EIA, U.S. energy demand is expected to increase nearly twofold from 2010 to 2035 in the absence of any improvements in energy efficiency, but the implementation of energy efficiency measures can significantly reduce energy consumption, as shown below:

Total U.S. Energy Consumption
According to a July 2009 report by McKinsey & Company, economically viable and commercially available energy efficiency measures, if fully implemented, have the potential to save more than one trillion kWh of electricity, or 23% of overall U.S. demand, by 2020.

•
Aging and Inefficient Facility Infrastructure. Many organizations continue to operate with an energy infrastructure that is significantly less efficient and cost effective than what is currently available through more advanced technologies applied to lighting, heating, cooling and other building systems. As these organizations explore alternatives for renewing their aging facilities, they often identify multiple areas within their facilities that could benefit from the implementation of energy efficiency measures, including the possible use of renewable sources of energy. According to a July 2009 report by McKinsey & Company, increased energy efficiency through facility renewal of government buildings, community infrastructure and existing homes in the United States represents a $76 billion market opportunity through 2020, and could result in energy savings of $174 billion over the same period.

•
Increased Focus on Cost Reduction. The current economic environment has led many organizations to search for opportunities to reduce their operating costs. There has been a growing awareness that reduced energy consumption presents an opportunity for significant long-term savings in operating costs and that the installation of energy efficiency measures can be a cost-effective way to achieve such reductions.

•
Movement Toward Industry Consolidation. As energy efficiency solutions continue to increase in technological complexity and customers look for service providers that can offer broad geographic and product coverage, we believe smaller niche energy efficiency companies will continue to look for opportunities to combine with larger companies that can better serve their customers’ needs. In addition, we believe utilities will continue to consider divesting their energy management services divisions, in part because of the potential conflicts between the interests of an energy provider and the interests of a provider of energy efficiency services. Increased market presence and size of energy efficiency companies should, in turn, create greater customer awareness of the benefits of energy efficiency measures.

•
Increased Use of Third-Party Financing. Many organizations desire to use their existing sources of capital for core investments or do not have the internal capacity to finance improvements to their energy infrastructure. These organizations often require innovative structures to facilitate the financing of energy efficiency and renewable energy projects. Customers seeking to upgrade or renew their energy systems are increasingly seeking to enter into ESPCs or other creative arrangements that facilitate third-party financing for their projects.

•
Increasing Legislative Support and Initiatives. In the United States and Canada, federal, state, provincial and local governments have enacted and are considering legislation and regulations aimed at increasing energy efficiency, reducing greenhouse gas emissions and encouraging the expansion of renewable energy generation. Examples of such legislation and regulation are:

•
Federal. In 2007, the United States enacted the Energy Independence and Security Act which mandates that federal buildings reduce energy consumption by 30% by 2015 compared to their 2003 baseline and contains multiple provisions promoting long-term ESPCs. The U.S. Department of Energy also has a number of research, development, grant and financing programs — most notably the DOE Loan Guarantee Program — to encourage energy efficiency and renewable energy. Additionally, the United States has adopted federal incentives for renewable energy, including the production tax credit, investment tax credit and accelerated depreciation.

•	States. At the U.S. state level, significant measures to support energy efficiency and renewable energy have been implemented, including as of December 31, 2010, the following:

•	26 states have adopted energy efficiency resource standards, or EERS, and long-term energy savings targets for utilities.

•	29 U.S. states and the District of Columbia have renewable portfolio standards, or RPS, in place, and seven states have renewable portfolio goals.

•
22 states have passed legislation enabling a new financing mechanism known as Property Assessed Clean Energy (PACE) Bonds. The bonds provide funds that can be used by commercial and residential property owners to finance efficiency measures and small-scale renewable energy systems.

•
The U.S. Senate and House of Representatives have passed various forms of EERS and RPS legislation and, if enacted, all 50 states would have additional incentives to support energy efficiency and renewable energy.

•
Canada. The federal, provincial and local governments have also provided incentives for the development of energy efficiency and renewable energy projects, and facility renewal. In 2010, the federal government announced its 2020 greenhouse gas emissions reduction target under the Copenhagen Accord, a 17% reduction from 2005 levels, subject to adjustment to remain consistent with the U.S. target. In 2009, Ontario and Quebec both passed enabling legislation to establish cap-and-trade programs, which aim at reducing emissions by 15% below 1990 levels by 2020 and 20% by 2020, respectively. Ontario also passed the Green Energy and Green Economy Act in May 2009 to expand renewable energy production, encourage energy conservation and create green jobs. The act established a feed-in tariff program with pricing incentives to encourage the development of renewable energy. Similarly, British Columbia has also passed enabling legislation to establish a cap-and-trade program and a greenhouse gas reduction target of at least 33% below 2007 levels by 2020. Under the federal Economic Action Plan, the federal government has committed to multi-year expenditures of $4 billion for new infrastructure funding, and has established program funds of $1 billion for sustainable energy and other green projects and $2 billion to repair, retrofit and expand facilities at post-secondary institutions.

•
Economic Stimuli. Governments worldwide have allocated significant portions of economic stimuli to clean energy. The American Recovery and Reinvestment Act of 2009 allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act instituted a grant program that provides cash in lieu of the investment tax credit for eligible renewable energy generation sources which commence construction in 2010.

These trends and developments are contributing to the growth of the market for energy efficiency and renewable energy solutions and create opportunities for energy efficiency companies that can provide the comprehensive range of services and deep level of expertise necessary to cost-effectively meet customers’ energy and facility renewal needs.
The Ameresco Solution
Ameresco’s solutions enable customers to increase energy efficiency, reduce costs and realize environmental benefits. Our comprehensive set of services addresses almost all aspects of purchasing and using energy within a facility. We have significant in-house expertise in identifying, designing and installing the improvements necessary to enhance the energy efficiency of a facility. As an independent company unaffiliated with any specific equipment manufacturer or utility, we have the freedom and flexibility to be objective in selecting, purchasing and integrating the particular systems best suited for a facility’s infrastructure.
We can reduce our customers’ energy costs in several ways. The energy efficiency measures that we design, install and manage, such as boilers, chillers, lighting systems and control systems, can reduce the usage of energy and water, thereby significantly reducing operating costs. By upgrading aging facilities, we can also significantly reduce ongoing O&M costs. In addition, customers buying energy from our renewable energy plants can reduce or stabilize their energy prices under 10- to 20-year supply contracts with us. We also sell and install equipment, such as solar energy products, that enable customers to benefit from federal and state tax credits and other governmental incentives.
Most customers undertaking an energy efficiency project desire to minimize their upfront costs and overall cost of system ownership. We assist customers in achieving their economic objectives by helping to arrange third-party financing, which often results in little or no upfront capital expenditure by the customer. By committing that our energy efficiency measures will achieve specified performance standards upon installation or specified increases in energy efficiency over a multi-year period, we enable our customers to reduce the risk that the systems we install will not achieve forecasted energy usage savings. In most cases, the forecasted lifetime savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. For customers desiring to procure renewable energy sources, we provide financing flexibility by offering either to build a small-scale renewable energy plant that will be owned and financed by the customer itself or to build and finance a plant that we will own and that will supply energy or gas to the customer under a long-term contract.
Our solutions also assist our customers in achieving their environmental goals and, in the case of governmental customers, complying with federal and state energy efficiency and emission reduction mandates. Our energy efficiency improvements enable customers to achieve environmental benefits both by reducing their energy and water usage and by reducing their reliance on conventional energy sources. Customers procuring electricity, thermal energy or processed gas from the renewable energy plants that we construct can further reduce their emissions of greenhouse gases and other pollutants.

Our Competitive Strengths
We believe our competitive strengths include the following:

•
One Stop, Comprehensive Service Provider. We offer our customers expertise in addressing almost all aspects of purchasing and using energy within a facility. Our experienced project development and engineering staff provide us with the capability and flexibility to determine the combination of energy efficiency measures that is best suited to achieve the customer's energy efficiency and environmental goals. Our solutions range from smaller projects, such as a lighting system retrofit, to larger and more complex projects comprising new heating, cooling and electrical infrastructure, solar panels and a small-scale renewable energy plant serving multiple buildings.

•
Independence. We are an independent company with no affiliation to any equipment manufacturer, utility or fuel company. Unlike affiliated service companies, we have the freedom and flexibility to be objective in selecting particular products and technologies available from different manufacturers. By combining components from multiple sources, we can optimize our solution for customers' particular needs. In addition, we can leverage the high volume of equipment purchases that originate across our North American operations to obtain attractive pricing terms that enable us to provide cost effective solutions to our customers.

•
Strong Customer Relationships. We have served over 2,000 customers since our inception, including over 1,000 customers in 2010. The sales, design and construction process for energy efficiency and renewable energy projects typically takes from 12 to 36 months, during which time our engineers work closely with the customer to ensure a successful installation. For certain projects, we enter into a multi-year O&M contract under which we have personnel on site monitoring and controlling the customer's energy systems. Our services include helping customers procure energy and managing their utility bill payment processes. All of these design, engineering and support activities foster a close relationship with our customers, which positions us to identify their future needs and provide additional services to them. For example, for a single federal facility, we have completed three separate projects over the period from 2005 to 2009.

•
Creative Solutions. We seek to provide innovative solutions to meet our customers’ energy efficiency, facility renewal and environmental goals. Our engineering staff has expertise in a broad range of technologies and energy savings strategies encompassing different types of electrical, heating, cooling, lighting, water, renewable energy, and other facility infrastructure systems. We are constantly seeking to identify new services, products and technologies that can be incorporated into our energy efficiency and renewable energy solutions to enhance their performance. We apply this expertise to design and engineer innovative solutions customized to meet the specific needs of each client. We also have an internal structured finance team that is skilled and experienced in arranging third-party financing for our customers’ projects.

•
Strong National and Local Presence. We have a nationwide presence in both the United States and Canada and serve certain of our customers in European locations. We maintain a centralized staff of engineering, financial and legal personnel at our headquarters in Massachusetts, who provide support to our eight regional offices and 47 other field offices located throughout the United States and Canada. We leverage our centralized resources and local offices by sharing experiences and best practices across the offices. We are able to maintain an entrepreneurial approach toward our customers by delegating significant responsibility to our regional offices and making them accountable for their own operational and financial performance. We believe that our organizational structure enables us to be fast, flexible and cost effective in responding to our customers’ needs.

•
Experienced Management and Operations Team. Our executive officers have an aggregate of over 150 years of experience in the energy efficiency field. Some have worked together for over 15 years and most have worked together at Ameresco for over five years. In addition, we have accumulated significant in-house expertise in our sales, engineering, financing, legal, construction and operations functions. As of December 31, 2010, we employed over 200 engineers, whose experience with respect to fuels, rates, technologies and geography specific regulation and economic benefits enables us to propose and design energy efficiency solutions that take into account the economic, technological, environmental and regulatory considerations that we believe underlie the cost efficiencies and operational success of a project. Many of our employees were previously employed by utilities, construction companies, financial institutions, engineering firms, consultancies and government agencies, which provides them with specialized experience in solving problems and creating value for our customers.

•
Federal and State Qualifications. The federal governmental program under which federal agencies and departments can enter into ESPCs requires that energy service providers have a track record in the industry and meet other specified qualifications. Over 20 states require similar qualifications to do business with state agencies and, in certain cases, with other governmental agencies in the state. In 2008, we renewed our IDIQ qualification under the U.S. Department of Energy program for ESPCs, and we are currently qualified to enter into ESPCs in most states that require qualification. Our projects accounted for almost 40 percent of the total dollar amount of published task orders issued under the Department of Energy’s IDIQ program for ESPCs in fiscal 2010. The scope of our qualifications provides us with the opportunity to continue to grow our business with federal, state and other governmental customers and differentiates us from energy efficiency companies that have not been similarly qualified.

•
Integration of Strategic Acquisitions. We have a track record of completing over ten acquisitions that have enabled us to broaden our offerings, expand our geographical reach and accelerate our growth. We follow a disciplined approach in evaluating and valuing potential acquisition candidates and frequently improve their operating performance significantly following our acquisition. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States, and enabled us to penetrate the federal government market for energy efficiency projects. Our acquisition of the energy services business of Northeast Utilities in 2006 further grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaics in 2007 significantly expanded our offering of solar energy products and services. In 2010, we acquired Quantum Engineering and Development, an energy services company, in order to expand our footprint into the Pacific Northwest. We believe that our ability to offer a comprehensive set of energy efficiency services across North America has been, and will continue to be, enhanced by our expertise in identifying and completing acquisitions that expand our service offerings, as well as by our ability to integrate and leverage the skilled engineering, sales and operational personnel that come to us through these acquisitions.

Strategy
Our goal is to capitalize on our strong customer base and broad range of service offerings to become the leading provider of comprehensive energy efficiency and renewable energy solutions.
Key elements of our strategy include the following:

•
Continue to Maintain Customer Focus. Our success will continue to depend in large part on our ability to understand and meet our customers' energy infrastructure requirements. We will maintain an entrepreneurial approach toward our customers and remain flexible in designing projects tailored specifically to meet their needs. We will also continue to monitor and explore alternative services, products and technologies that might offer improved system performance and will seek to design and engineer innovative solutions for our customers.

•
Execute in a Timely and Cost-Effective Manner. For existing business, we will focus on executing all ongoing contracts in a timely and cost-effective manner while maintaining high customer satisfaction ratings.

•	Maintain Cost Control. We plan to focus on maintaining operating expenses, overhead in particular, within a manageable percent of sales range as the Company continues to grow.

•
Increase Market Penetration and Expand our Footprint. We plan on continuing to focus on increasing our success rates on customer proposals, pursue organic growth, expand the scope of product and service offerings, and focus on growing through select strategic acquisitions.

•
We believe we can increase our success rate on customer proposals by leveraging our expertise in designing, engineering and installing energy efficiency solutions in order to drive the request for proposal, or RFP, process. Based upon our experience, actively driving the RFP process leads to a higher success rate.

•
We also expect to continue to expand our North American footprint organically by hiring additional salespeople and opening three to four new offices during 2011 in locations where we have identified existing and potential opportunities. Our plans may include regions outside of North America as well.

•
We plan to continue to expand our offerings by implementing new types of energy efficiency services, products and improvements to complement existing products and leverage in-house expertise. We believe this should also help build our competitive advantage.

•
We have been able to accelerate the expansion of our service offerings, customer base and geographic reach through targeted acquisitions. We expect that we will continue to follow a disciplined approach in evaluating and valuing potential acquisition candidates. We plan to pursue strategic bolt-on and fill-in acquisitions that we believe are accretive and enable us to both expand geographically and broaden our product and service offerings.

•
Increase Recurring Revenue from O&M. We intend to continue to seek opportunities to increase our sources of recurring revenue. For many of our energy efficiency projects, we enter into multi-year O&M contracts, and we plan to continue to grow both the number and scope of such contracts.

•
Continue to Invest in Renewable Energy Projects. We currently obtain recurring revenue from sales of electricity, thermal energy and gas generated by the small-scale renewable energy and central plants that we construct and own, and we plan to continue to seek opportunities to construct such plants based on LFG, biomass, biogas, solar, wind, geothermal and other sources of energy going forward. All of the renewable projects that we pursue must satisfy our internal metrics for potential returns.

•
Improve Margins and Key Metrics for All Businesses. We will continue to focus on higher quality backlog and recurring revenue from O&M and small-scale renewable energy projects. We believe doing so should help improve gross margins, operating margins and EBITDA margins over time. We will also continue to maintain our internal focus on proposals, success rates, backlog, revenue growth and customer satisfaction.

Ameresco’s Products and Services
We offer a comprehensive set of services that includes the design and installation of upgrades to a facility’s energy infrastructure, the design and construction of renewable energy plants, the sale of other renewable energy products and the arranging of financing for customer projects.
Energy Efficiency Services
Our services typically includes the design, engineering and installation of, and the arranging of financing for, equipment to improve the efficiency, and control the operation, of a building’s heating, ventilation, cooling and lighting systems. In certain projects, we also design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system.
At the commencement of a project, we typically evaluate the customer’s energy needs and opportunities to reduce costs. We start by reviewing and analyzing the customer’s utility and other energy bills, using in complex cases our proprietary AXIS software for bill scanning and analyses. Our in-house personnel can, for example, analyze whether a customer is eligible for lower rates in a different utility rate class. Our experienced engineers then review and assess the customer’s current energy systems and determine how to optimize federal, state or local energy, utility and environmental based payments or credits available for usage reductions or renewable power generation. Upon customer approval of a project, our engineers, with the assistance in some cases of local or specialized engineers, design and engineer the project.
Energy Efficiency Measures
In designing a project for a customer, we typically include a combination of the following energy efficiency measures:

•
Boilers and Furnaces. We replace low efficiency boilers and furnaces with higher efficiency equipment. In addition, to reduce emissions, we can install emissions controls or either modify existing equipment or install new equipment to use cleaner fuels. We can also install biomass boilers for customers that have access to organic materials, such as waste from agricultural or food processing activities.

•
Chillers. Small buildings are cooled by air conditioners and large buildings are cooled by chillers. We replace older low efficiency chillers with new higher efficiency chillers capable of delivering the same cooling with less energy input, often eliminating the use of atmospheric ozone depleting chlorofluorocarbon based refrigerants in the process. We retrofit existing chillers with new, more sophisticated, automated controls, high efficiency motors and variable speed drives to improve efficiency in cases where complete equipment replacement is not necessary. If the customer has an on-site source of recoverable waste heat, we may replace an electric chiller with an absorption chiller that can utilize the waste heat to directly produce cooling with reduced need to purchase energy for chiller operation.

•
Central Plants. Customers that have multiple buildings in close proximity on a site may benefit from installation of a single central plant to provide power, heat or cooling to these buildings. The central plant typically contains multiple large boilers, chillers or combined heat and power, or CHP, systems to handle the combined requirements of all site buildings. Pipes are installed to distribute steam, hot water or chilled water from the central plant to the individual buildings. Any centrally generated power is delivered via interconnection with the existing site-wide electrical distribution system. A central plant allows the multiple smaller and less energy efficient individual building heating and cooling plants to be decommissioned. In addition to improved energy efficiency, centralization can create other scale benefits in operating labor, equipment maintenance and operating reliability. Where a customer already has a central plant, we can improve the efficiency of the plant by implementing improved equipment controls and by retrofit or replacement of existing equipment for enhanced energy efficiency.

•
Cogeneration or Combined Heat and Power. CHP systems produce both heat and power simultaneously at a customer site, displacing power purchases from the utility grid and conventional sources of heat generation at the customer facility. When utilities produce power at large central station plants, the heat produced as a byproduct of the power generation process is typically wasted via disposal to the atmosphere or a nearby waterway. This wasted heat is generally a majority of the energy value of the input fuel to the power generation process. With on site power generation, the waste heat can be recovered from the power generation process and used as a substitute for heat that would otherwise be generated using site purchased fuels. Through use of heat driven chillers, also known as absorption chillers, this recovered heat can also be employed to provide building cooling. For facilities with large and relatively constant needs for power and heat or cooling, the cost of fuel for the cogeneration system operation can often be less than the cost of the purchased utility power and conventional heating fuel that is displaced. Installing a CHP that uses a lower cost fossil fuel or a renewable fuel source can create further economic benefits.

•
Energy Management Systems. Automating building system adjustments for optimum performance under changing building operating conditions is one of the most cost-effective energy saving strategies. We install energy management system, or EMS, projects consisting of small computers, wiring or wireless communication systems, and sensors and controllers located at energy using equipment and at locations that need monitoring for such conditions as temperature and flow. Equipment that may be controlled through an energy management system includes lights, boilers, chillers, and fans and pumps that move energy throughout a building. We program the computers to automatically turn the equipment on and off or to adjust equipment operating setpoints for lower energy use in response to monitored conditions. For example, when the outdoor air is cool and the building requires cooling, instead of turning on the chillers to cool the building, the EMS may turn on building fans to draw the cool outside air into the building and significantly reduce the energy use under that condition. Both we and the customer can access the EMS information through a personal computer and reprogram the energy saving strategies through secure, hardwired or web-based communications systems.

•
Lighting. We replace lighting system components with more efficient components in both indoor and outdoor lighting systems. We may alternatively redesign and install a new lighting system. Typical measures include replacing incandescent lighting with compact fluorescent lighting, metal halide lighting with fluorescent lighting and low efficiency fluorescent lighting with higher efficiency fluorescent lighting. Also, lighting controls may be installed to turn off lights when the lit space is unoccupied or if natural light through windows or skylights is adequate.

•
Retro-commissioning. Over time, the performance of building systems can degrade due to a variety of factors, such as a failure of dampers, actuators and switches to operate in accordance with the building control system or modifications to equipment without taking into account their interaction with other building systems. Cumulatively, these factors can lead to significant increased energy consumption and reduce the quality of the indoor environment. Through a retro-commissioning process, we systematically repair and restore building equipment and systems so that they function together in an optimal manner to enhance overall building performance.

•
Motors. The energy cost over the life of a motor is often many times the original cost of the motor. We replace older low efficiency motors with new higher efficiency motors. Often, motors are over sized for the application and additional savings can be attained by replacing an existing motor with an appropriately sized motor. We may also replace the sheave and belt drives associated with motors so that the motor output is transmitted to the driven device with reduced energy loss.

•
Variable Speed Drives or Variable Frequency Drives. Motors driving building equipment such as fans, pumps, chillers and elevators are typically selected and operated at the size and speed necessary to deliver services under worst case or peak load conditions. This causes inefficiencies when operating at less than peak load conditions. We install electronic devices called variable speed drives, or VSDs, that automatically adjust the characteristics of the power supplied to a motor so that the motor is operated at only the speed necessary to meet the load conditions at any time.

•
Electric Load Shaping. Many customers pay an energy charge per kWh of electricity used and a demand charge based on their highest or peak use of electricity in a 15 minute period during the month. By installing an EMS or an on-site generator and controlling the system using our monitoring and analysis of the customer’s electricity use, we can reduce the customer’s peak electricity use and thus its demand charge. We may also shift energy use from expensive on-peak (weekday) periods to less expensive off-peak periods (nights and weekends). For example, by adding chilled water storage tanks to a facility, cooling systems can be operated at night to generate stored chilled water and the chilled water can then be withdrawn to cool the building during the next day without operating the cooling equipment during daytime peak periods.

•
Utility Rate Reductions. A customer’s cost of gas and electricity is a function of how much energy is used and what rate the customer is charged for the energy. We analyze a customer’s energy use and the various utility rates that the customer is eligible to select. By switching a customer to the optimal rate, the customer can typically save energy costs. We may be able to switch a customer into a better rate by installing an EMS or an on-site generator.

•
Geothermal Heat Pumps. Heat pumps are designed to efficiently provide both heat and cooling to a facility. The geothermal heat pump system works to store and recapture energy from the ground on a seasonally advantageous basis. Beneath the surface, the earth is warmer than the air in winter and cooler than the air in summer. Using the heat pump, heat removed from a building to cool it during the summer can be stored in the ground. This stored heat can then be withdrawn by the heat pump in the winter to provide necessary building heating. We install piping loops in the ground and heat pumps in buildings. Water piped underground captures the stored geothermal energy and heat pumps deliver the energy efficiently to the building interior.

•
Window Replacement. Existing windows are often the most inefficient component of a building envelope. We may replace existing inefficient windows with new windows with features that more effectively control the sources of window heat transfer.

•
Roofs. An existing roof with inadequate insulation levels or with water damage compromising the effectiveness of insulation is a source of unnecessary energy waste. We replace existing roofs with new roofs with higher insulation levels to reduce heat losses in winter and heat gains in summer. We may employ membrane roof technology for better protection of the insulation against degradation.

•
Insulation. Insulating materials reduce unwanted transfer of heat that can increase energy usage. We apply additional insulation to building shell components, such as walls, ceilings, floors and foundations, to reduce heat loss in winter and heat gain in summer. We may add to or fully replace existing insulation on equipment such as piping, storage tanks and heat exchangers to reduce energy losses and the equipment inefficiency that results from these losses.

•
Asset Planning. Asset planning tools enable organizations to identify and prioritize current and future facility renewal requirements and associated capital investment needs. We have developed software that helps organizations measure the condition of their facilities, the costs necessary to improve the facilities and make them more energy efficient and the funding alternatives for any such improvements. Our asset planning tools enable customers to develop facility renewal plans that will effectively leverage their available sources of capital and meet their future needs.

•
Demand Response and Demand Side Management. Electric utilities and regional or independent system operators, or ISOs, are responsible for ensuring that power is available at all times throughout a region’s electrical transmission and distribution system. It is expensive to provide power during peak times such as a hot summer afternoon when customers are turning on their air conditioners and chillers. Utilities and ISOs seek to reduce the peak load demand and are willing to pay customers to reduce their power usage at these times, either during pre-arranged hours or in response to a call to reduce power. We help utilities and ISOs to attract customers to their programs and coordinate the customers’ participation in the programs.

•
Utility Data Management. We have developed proprietary software and systems that allow us to efficiently collect, optically scan, enter into a data base and perform analysis on information from customer utility bills. Using these systems, we can deliver a variety of services, including centralized and automated collection, processing and preparation for payment of utility billing information; identification of errors in utility metering or billings;

aggregation of multiple location billings from a single utility to facilitate payment; modeling of available utility tariff rates against a database of historical energy use to identify the most economical rate; and analysis of utility use data in multiple ways to identify and report usage and cost trends, variances and performance relative to benchmarks.

•
Carbon Emissions Tracking. Our carbon management program provides greenhouse gas, or GHG, emissions accounting and reporting services to our customers. With an international, multi-tiered approach, we can support a wide variety of GHG accounting and reporting standards, including utility based GHG and full ISO 14064 compliance reporting. This service helps customers, for example, to develop corporate social responsibility reports and prepare for an audit of their GHG emissions.

We typically purchase the equipment for our projects either from local vendors or, in certain cases, from vendors with which we have a relationship across the company. Our large volume of equipment purchases enables us to achieve cost efficiencies with our significant vendors. In most cases, we use local subcontractors to install the purchased equipment in accordance with our design and under the supervision of our project manager.
Customer Arrangements
For our energy efficiency projects, we typically enter into ESPCs under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment level and whole building level. Under a pre-agreed energy reduction commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the commitment will have been met. Under an equipment level commitment, we commit to a level of energy use reduction based on the difference in use measured first with the existing equipment and then with the replacement equipment. A whole building level commitment requires demonstration of energy usage reduction for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 20 years.
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project and not to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to December 31, 2010, our total payments to customers and incurred costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See "We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract" in Item 1A, Risk Factors.
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. Most of the work that we perform for the federal government is performed under IDIQ agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy, expiring in 2019, with an aggregate maximum potential ordering amount of $5 billion. Payments by the federal government for energy efficiency measures are based on the services provided and products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract terms. The savings are typically determined by comparing energy use and O&M costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and O&M costs but are not caused by the energy efficiency measures.
Engineering and Installation Controls
Our engineering and construction quality, schedule and budget goals are managed through several control processes. We follow formal processes for the review and approval of the technical and economic content of all proposals by senior managers. Our engineers employ standardized, and in some cases proprietary, software tools for technical and economic analysis to establish a baseline for quality and accuracy during the development stage of our projects. We fully review final design, engineering and construction document preparation efforts at selected milestones, using internal or subcontracted specialized engineering resources. During the construction phase, a construction project management team utilizes a number of tools to manage quality, cost and schedule. We use agreement templates, customized to meet the specific technical requirements of each project, to ensure well defined procedures and responsibilities to be followed by our equipment suppliers and labor subcontractors. We use scheduling software to prepare, regularly update and communicate project schedules at a task specific level. Inspections of work progress and quality are conducted throughout the construction process at frequent intervals. Both project managers and senior management use a computerized project control system throughout the project delivery process to track actual project costs against project budgets on a real-time basis. In addition, we employ a full-time, dedicated safety director who is responsible for developing and promulgating best practices and training throughout the organization and working with our regional safety coordinators to ensure appropriate procedures are in place at all job sites.
Operations and Maintenance Services
After a project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power plants. For larger projects, we often maintain staff on-site to perform these services.
Renewable Energy Projects and Products
Our services offering includes the development, construction and operation of, and the arrangement of financing for, small-scale renewable energy plants, as well as the sale and integration of solar energy products and systems.
We have constructed and are currently designing and constructing a wide range of renewable energy plants using LFG, wastewater treatment biogas, solar, wind, biomass, food waste, animal waste and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from LFG or the sale of processed LFG. LFG is created by the action of micro-organisms within a landfill that generate methane gas as a byproduct of solid waste decay. Generally, landfills avoid the unsafe build up of methane-containing LFG by venting it into the atmosphere, or in most cases, by collecting and flaring it. As methane is suspected of contributing to global climate change and is regulated as a pollutant, landfill owners are generally required by environmental laws to collect and combust LFG, usually in a flare. We purchase the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants. Electricity that we sell is generally delivered to the customer at the interconnection of our plant with the electrical grid. The thermal energy that we sell is generally delivered to the customer at the inlet flange of the thermal piping located at the customer's facilities. The processed LFG we sell to industrial customers is generally delivered by us to the customer's facility through a pipeline transmission system that we design, construct and operate. Under our energy supply agreements, we typically provide all environmental attributes associated with the project, including those represented by renewable energy certificates, to the customer.
Depending on the customer's preference, we will either build, own and operate the completed plant or build it for the customer to own. We generally sell the electricity, gas, heat or cooling generated by small-scale plants that we own under long-term contracts, typically to utilities, industrial facilities or other large users of energy. For an LFG plant, the output will typically be sold under a sales agreement with a term covering ten to 20 years of plant operation. The right to use the site for the energy plant, and the purchase of the renewable energy needed to fuel the plant, are also obtained under long-term agreements with terms at least as long as that of the associated output sales agreement. Our projects are generally designed and permitted by our own engineers, although we often obtain additional engineering assistance from consulting engineers. We generally subcontract installation of project equipment, under the supervision of our construction manager.
As part of our renewable energy offering, we also distribute and integrate solar energy products manufactured by several vendors. We are a distributor of PV panels, solar regulators, solar charge controllers, inverters, solar powered lighting systems, solar powered water pumps, solar panel mounting hardware and other system components. We also integrate our PV products and system components into solar solutions designed specifically for customers. We provide solar energy solutions for both on-

grid applications where the solar power is used in a building connected to a utility distribution system, and for off-grid applications where the power is used directly in the device using the electricity, such as traffic signs.
We also design and construct renewable energy plants based on wind power. In many parts of the country, available wind resources, utility net metering and local incentives can make on-site wind generation a viable solution for meeting a significant portion of customers' energy needs. As of December 31, 2010, 2010, we had completed two projects that included a wind turbine.
In addition, we have constructed, and are constructing, small-scale renewable energy plants based on biomass. Biomass is organic material such as wood, agricultural waste, animal waste and waste from food processors. Biomass is typically converted to energy by burning or gasifying it in a boiler to produce steam or gas. Our largest renewable energy plant is currently under construction and will use biomass as the primary source of energy.
As of December 31, 2010, we had constructed more than 28 renewable energy projects, and owned and operated 22 small-scale renewable energy plants. Of the owned plants, 19 are renewable LFG plants, two are waste water biogas plants, and one is a solar PV installation. These 22 small-scale renewable energy plants have the capacity to generate electricity or deliver LFG producing an aggregate of 106 megawatts (MW) or megawatt-equivalents (MWE). As of December 31, 2010, we had signed contracts for the construction, operation and ownership of an additional six LFG plants, two biomass power and cogeneration plants and five biomass boiler projects. If and when completed, we expect that the LFG plants will be capable of producing an aggregate of approximately 27 MW or MWE, the biomass power and cogeneration plants will be capable of producing approximately 21 MW, and the biomass boiler projects will be capable of producing approximately 41 million BTU per hour of steam or hot water.
Examples of Energy Efficiency and Renewable Energy Projects
The following are examples of energy efficiency and renewable energy projects we have designed and either have installed or are installing for customers. While most of our projects are less complex and smaller in scope than those shown below, these examples are intended to demonstrate how various different types of energy efficiency measures and renewable energy plants can be combined to create a customized solution addressing the multiple needs of a customer.
Elmendorf Air Force Base (Alaska). Elmendorf Air Force Base had an inefficient, costly-to-operate central heating and power plant and approximately 50 miles of aging steam and condensate distribution piping. We modernized the heating system by demolishing the central plant and installing over 200 boilers and 20 alternate heating systems in over 120 commercial facilities. We worked with the local gas utility to install approximately seven miles of gas pipeline to serve the new, decentralized boilers and negotiated a new gas and electric service for the Base with the local utilities. We also installed over 800 energy efficient steam traps and abated over 125 steam pits throughout the base. The $49 million project is designed to save approximately $4 million of energy and energy-related O&M costs per year. This work was completed in 2008. We provide a full-time staff of four people at the base and have contracted to perform approximately $22 million of fixed price O&M services throughout the 22-year performance period term of our agreement.
Hill Air Force Base (Utah). Hill Air Force Base was seeking to upgrade its inefficient energy systems and maximize the use of renewable energy sources including using gas from an off-base landfill to lower its energy costs. In response, during the period from 2005 to 2009, we designed and installed $18.0 million of energy efficiency and renewable energy projects which are designed to save approximately $2.1 million of energy costs per year. The energy efficiency projects include the installation of a wide range of high efficiency lighting, heating and cooling systems and associated controls for these and other energy-consuming equipment. The Base also provides compressed air, steam, water cooling and wastewater treatment services to a nearby industrial area. We upgraded and control these systems to reduce the disposal of hazardous materials and the loss of steam, water and electricity. The renewable energy projects include a 210 kW ground-mounted solar PV array and an LFG project involving the purchase of gas from the Davis County landfill, piping the gas over one mile to the base, processing the gas and producing approximately 2.25 MW of power. We operate and maintain the LFG project, the PV project, and the steam traps in the heating distribution system with an on-site operator and the remote support of two engineers for a fixed price of $1.1 million per year under a 20 year contract. We believe the PV system was the largest in Utah at the time it was installed.
State of Missouri Correctional Facilities. The State of Missouri and Columbia Water & Light were seeking to lower and stabilize their energy costs by purchasing thermal energy and electricity, respectively, from a cogeneration facility fueled by LFG from the Jefferson City Landfill owned by a subsidiary of Republic Services, Inc. The State of Missouri also wanted to upgrade its inefficient energy systems at two state-owned correctional facilities, Algoa and Jefferson City. In 2009 we completed the design and installation of $8.4 million of energy efficiency improvements and the design, financing and installation of a 3.2 MW $7.2 million cogeneration facility, which together are designed to save approximately $0.7 million of energy costs per year. The energy efficiency measures include the installation of high efficiency lighting systems, electrical system improvements, steam traps to reduce steam losses and controls for various energy-using equipment within the correctional facilities. The LFG project, which we own, purchases LFG from Republic, processes the gas and then pipes it approximately three miles to the Jefferson City Correctional Facility to use as a fuel source in our cogeneration facility that produces electricity and thermal energy. Columbia Water & Light purchases the power at a fixed rate per kWh for all electricity that is delivered. The State of Missouri has a take or pay obligation for a minimum amount of thermal energy at a fixed price.
Porta Community Unit School District (Illinois). Porta Community Unit School District #202 was seeking to lower and stabilize its operating costs and improve its educational environment. To achieve this goal, we designed, installed and completed in 2009 a $7.6 million energy efficiency and renewable energy project, which is designed to save over $0.4 million of energy and operating costs per year. The project includes energy efficient lighting retrofits, recommissioning and upgrade of the existing heating, ventilation and air conditioning control system, domestic hot water system upgrades and swimming pool heating system upgrades. The project also includes the design and construction of a geothermal heating and cooling system to heat and cool the building. In addition, we installed a one kW PV energy system and a 600 kW wind energy generating system. When the wind turbine generates more electricity than the district can use, the excess electricity is sold to the local utility under a net metering arrangement. We believe the district is the first school district in Illinois to employ a combination of geothermal, solar and wind renewable technologies.
BMW (South Carolina). BMW was seeking to lower and stabilize its energy costs, and Waste Management was seeking to monetize the value of the LFG produced at its Palmetto Landfill. To achieve these goals, in 2003, we completed the development, design, construction and financing for the $9.6 million project to process and deliver LFG to BMW's factory and refurbish BMW's boilers and turbines to be able to utilize the LFG fuel. BMW also uses the LFG to provide energy for its paint shop, incinerator and pollution control devices. This project involves buying LFG from Waste Management at its Palmetto Landfill, processing and compressing the LFG adjacent to the landfill and piping the LFG approximately 9.5 miles for delivery to BMW. Over the period from 2005 to 2009, the project has delivered from 0.88 to 1.17 million BTU annually. BMW pays for the LFG under a multi-year supply contract. Our delivery obligations are limited to those volumes of LFG supplied to us by Waste Management. In 2009, BMW announced that the project produces over 60% of the plant's total energy requirements, saving BMW an average of $5 million in energy costs annually while reducing carbon dioxide emissions by approximately 92,000 tons per year.
U.S. Department of Energy Savannah River Site (South Carolina). The Savannah River Site, or SRS, utilizes steam and power for process and heating loads currently generated from an aging and inefficient coal power plant. We are currently constructing a 20.7 MW cogeneration plant to replace this coal power plant. The cogeneration plant will use fuel from forest residue, scrap tires, pallets and other clean wood and is scheduled to come on line in December 2011. We will install two ten million BTU per hour wood-fired heating plants at other SRS locations to replace an old and inefficient fuel oil heating plant. These smaller plants are scheduled to come online in November 2010. This $183.4 million project is designed to save approximately $34 million of energy and energy related O&M costs per year. We will provide a full time staff of 20 to 25 people at the new plant and have contracted to perform approximately $17 million of O&M services annually, at escalating fixed rates, throughout the 19-year performance period of the agreement.
City of Vancouver (British Columbia, Canada). The City of Vancouver was seeking to implement a comprehensive greenhouse gas reduction project in its larger facilities. From 2006 to 2010, we designed and installed two phases of work, with an additional third phase expected to be completed by October 2010. This comprehensive $14.7 million energy efficiency and facility renewal project includes boiler plant replacements in 18 facilities, comprehensive lighting upgrades, HVAC upgrades, solar hot water, desiccant dehumidification and low-emissivity ceilings and heat recovery in ice rinks. The project is designed to save $0.9 million per year in energy costs.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects typically takes from 12 to 36 months, with sales to federal governmental and housing authority customers tending to require the longest sales processes. We identify project opportunities through referrals, requests for proposals, or RFPs, conferences, web searches, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their RFPs. By working with customers prior to the issuance of an RFP, we can gain a deeper understanding of the customers' needs and the scope of the potential project. As of December 31, 2010, we had 112 sales people.
In preparation for a proposal, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. We start by reading and analyzing the customer’s utility and other energy bills. If the bills are complex or numerous, we employ our proprietary AXIS software for bill scanning and analysis. Our experienced engineers visit and assess the customer’s current energy systems. Through our knowledge of the federal, state, local governmental and utility environment, we assess the availability of energy, utility or environmental-based payments for usage reductions or renewable power generation, which helps us optimize the economic benefits of a proposed project for a customer. If we are awarded a project, we perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project and final contract terms.
For renewable energy plants that are not located on a customer’s site or use sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high wind, and obtaining necessary rights and governmental permits to develop a plant on that site. For example, for LFG projects, we start with gaining control of a LFG resource located close to the prospective customer. For solar and wind projects, we look for sites where utilities are interested in purchasing renewable energy power at rates that are sufficient to make a project feasible. Where governmental agencies control the site and resource, such as a landfill owned by a municipality, the customer may be required to issue an RFP to use the site or resource. Once we believe we are likely to obtain the rights to the site and the resource, we seek customers for the energy output of the potential project.
Customers
In 2010, we served more than 1,000 customers in 49 states in the United States and seven Canadian provinces. Our customers include government, education, utility, healthcare and other institutional, industrial and commercial customers. Outside North America, we have constructed projects for U.S. naval bases in Europe, and also sell our off-grid PV systems. In 2008 and 2009, no single customer accounted for more than ten percent of our total revenue. During 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 11.5% of our total revenue and our largest 20 customers accounted for approximately 46% of our revenue. In 2010, approximately 87% of our revenue was derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our 20 largest customers in 2010, by revenue, in alphabetical order, were:

Austin Peay State University (Clarksville, Tennessee)
British Columbia Housing Authority (Burnaby, British Columbia)
City of Henderson (Henderson, Nevada)
 City of Yonkers (Yonkers, New York)
Jackson-Madison County Schools (Jackson, Tennessee)
Lake County (Crown Point, Indiana)
Lynn Housing Authority (Lynn, Massachusetts)
 National Aeronautics and Space Administration - NASA Wallops Island (Virginia)
Patrick County School District (Stuart, Virginia)
Prairie Valley School District (Regina, Saskatchewan)
 Rainbow District School Board (Sudbury, Ontario)
 Riverview Gardens School District (Saint Louis, Missouri)
 Toronto Community Housing (Toronto, Ontario)
 U.S. Air Force - McGuire Air Force Base (New Jersey)
U.S. Army - Adelphi Laboratory Center (Maryland)
 U.S. Department of Energy, Savannah River Site (South Carolina)
U.S. Federal Bureau of Prisons - Allenwood (Pennsylvania)
U.S. Federal Bureau of Prisons - Jessup (Georgia)
U.S. Federal Bureau of Prisons - Texarkana (Texas)
University City School District (University City, Missouri)

See "Provisions in our government contracts may harm our business, financial condition and operating results" in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting.
Competition
While we face significant competition from a large number of companies, we believe few offer the full range of services that we provide.
Our principal competitors include Chevron Energy Solutions, Constellation Energy, Honeywell, Johnson Controls, Siemens Building Technologies and TAC Energy Solutions. We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
For renewable energy plants, we compete primarily with many large independent power producers and utilities, as well as a large number of developers of renewable energy projects. In the LFG market, our principal competitors include national project developers and owners of landfills which self-develop projects using LFG from their landfills. For the sale of solar energy products and systems, we face numerous competitors ranging from small web-based companies that sell components to PV module manufacturers and other multi-national corporations that sell both products and systems. We compete for renewable energy projects primarily on the basis of our experience, reputation and ability to identify and complete high quality and cost-effective projects.
In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our energy efficiency and renewable energy projects and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.
Many of our competitors have longer operating histories and greater resources than we do, and we may be unable to continue to compete effectively against our current competitors or additional companies that may enter our markets.
Regulatory
Various regulations affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government.
Our projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial and local permits are required to construct an energy efficiency project or renewable energy plant.
Renewable energy projects are also subject to specific governmental safety and economic regulation. States and the federal government typically do not regulate the transportation or sale of LFG unless it is combined with and distributed with natural gas, but this is not uniform among states and may change from time to time. The sale and distribution of electricity at the retail level is subject to state and provincial regulation, and the sale and transmission of electricity at the wholesale level is subject to federal regulation. While we do not own or operate retail-level electric distribution systems or wholesale-level transmission systems, the prices for the products we offer can be affected by the tariffs, rules and regulations applicable to such systems, as well as the prices that the owners of such systems are able to charge. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as "utilities." At the federal level, the ownership, operation, and sale of power generation facilities may be subject to regulation under Public Utility Holding Company Act of 2005, or PUHCA, the Federal Power Act, or FPA, and Public Utility Regulatory Policies Act of 1978, or PURPA. However, because all of the plants that we have constructed and operated to date are small power "qualifying facilities" under PURPA, they are subject to less regulation by the FPA, PHUCA and related state utility laws than traditional utilities.
If we pursue projects employing different technologies or with electrical capacities greater than 20 MW, we could become subject to some of the regulatory schemes which do not apply to our current projects. In addition, the state, provincial and federal regulations that govern qualifying facilities and other power sellers frequently change, and the effect of these changes on our business cannot be predicted.
LFG power generation facilities require an air emissions permit, which may be difficult to obtain in certain jurisdictions. Renewable energy projects may also be eligible for certain governmental or government-related incentives from time to time, including tax credits, cash payments in lieu of tax credits, and the ability to sell associated environmental attributes, including carbon credits. Government incentives and mandates typically vary by jurisdiction.
Some of the demand reduction services we provide for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state or provincial interconnection and federal reliability standards also set forth in utility tariffs. These tariffs specify rules, business practices and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities' state, provincial or federal regulatory commissions.
Employees
As of December 31, 2010, we had a total of 735 employees in offices located in 29 states and five Canadian provinces.
Seasonality
See "Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results" in Item 1A, Risk Factors and "Overview -- Effects of Seasonality" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of seasonality in our business.
Segments and Geographic Information
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Financial information about our domestic and international operations and about our segments may be found in Notes 14 and 19, respectively, of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report, which information is incorporated herein by reference.
Additional Information
Ameresco was incorporated in Delaware in 2000 and is headquartered in Framingham, Massachusetts.
Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.ameresco.com, as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission, or SEC, and through the SEC's website, www.sec.gov. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Annual Report on Form 10-K.
Executive Officers
The following is a list of our executive officers, their ages as of March 15, 2011 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	64	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	50	Executive Vice President, Business Development and Director
Michael T. Bakas	42	Senior Vice President, Renewable Energy
David J. Corrsin	52	Executive Vice President, General Counsel and Secretary and Director
William J. Cunningham	51	Senior Vice President, Corporate Government Relations
Joseph P. DeManche	54	Executive Vice President, Engineering and Operations
Keith A. Derrington	51	Executive Vice President and General Manager, Federal Operations
Mario Iusi	52	President, Ameresco Canada
Louis P. Maltezos	44	Executive Vice President and General Manager, Central Region
Andrew B. Spence	54	Vice President and Chief Financial Officer
George P. Sakellaris: Mr. Sakellaris has served as chairman of our board of directors and our president and chief executive officer since founding Ameresco in 2000. Mr. Sakellaris previously founded Noresco, an energy services company, in 1989 and served as its president and chief executive officer until 2000. Noresco was acquired by Equitable Resources, Inc. in 1997. Mr. Sakellaris was a founding member and previously served as the president, and is currently a director, of the National Association of Energy Service Companies, a national trade organization representing the energy efficiency industry.
David J. Anderson: Mr. Anderson has served as our executive vice president, business development, as well as a director, since 2000. From 1992 to 2000, Mr. Anderson was a senior vice president at Noresco.

Michael T. Bakas: Mr. Bakas has served as our senior vice president, renewable energy, since March 2010. From 2000 to February 2010, he was our vice president, renewable energy. From 1997 to 2000, Mr. Bakas was director of energy services at Noresco.
David J. Corrsin: Mr. Corrsin has served as our executive vice president, general counsel and secretary, as well as a director, since 2000. From 1996 to 2000, Mr. Corrsin was executive vice president of Public Power International, Inc., an independent developer of power projects in south Asia and Europe.
William J. Cunningham: Mr. Cunningham has served as our senior vice president, corporate government relations since January 2008. From April 2007 to January 2008, he was a vice president at Dutko Worldwide, a public affairs and lobbying firm. From 2004 to 2006, Mr. Cunningham was senior vice president, corporate government relations, at Conseco Services, which is a subsidiary of Conseco, Inc., an insurance company.
Joseph P. DeManche: Mr. DeManche has served as our executive vice president, engineering and operations since 2002. Mr. DeManche joined the company as a result of our acquisition of DukeSolutions Inc., where he most recently served as executive vice president in charge of all commercial operations.
Keith A. Derrington: Mr. Derrington has served as our executive vice president and general manager, federal operations since April 2009. From 2004 to April 2009, Mr. Derrington was our vice president and general manager, federal operations. From 2000 to 2004, Mr. Derrington was vice president and general manager of the federal group of the ESPC business of Exelon, an electric utility.
Mario Iusi: Mr. Iusi has served as president of Ameresco Canada since 2002. From 1998 to 2002, he was president of DukeSolutions Canada, a subsidiary of Duke Energy, which we acquired in 2002.
Louis P. Maltezos: Mr. Maltezos has served as our executive vice president and general manager, central region, since April 2009. From 2004 until April 2009, Mr. Maltezos was our vice president and general manager, midwest region. From 1988 until 2004, Mr. Maltezos was with Exelon, where he most recently served as vice president and general manager of Exelon’s ESPC business.
Andrew B. Spence: Mr. Spence has served as our vice president and chief financial officer since 2002. From 1997 to 2000, Mr. Spence was chief financial officer of ABB Energy Capital L.L.C., an energy-related financial services company.

Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
Risks Related to Our Business
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
Factors that may cause our operating results to fluctuate include:

•	our ability to arrange financing for projects;

•	changes in federal state and local government policies and programs related to, or a reduction in governmental support for, energy efficiency and renewable energy;

•	the timing of work we do on projects where we recognize revenue on a percentage of completion basis;

•	seasonality in construction and in demand for our products and services;

•	a customer’s decision to delay our work on, or other risks involved with, a particular project;

•	availability and costs of labor and equipment;

•	the addition of new customers or the loss of existing customers

•	the size and scale of new customer projects;

•	the availability of bonding for our projects;

•	our ability to control costs, including operating expenses;

•	changes in the mix of our products and services;

•	the rates at which customers renew their O&M contracts with us;

•	the length of our sales cycle;

•	the productivity and growth of our sales force;

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
As of December 31, 2010, we had backlog of approximately $651 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $483 million. As of December 31, 2009, we had backlog of approximately $598 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $706 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Where we have been awarded a project, but have not yet signed a customer contract for that project, which we sometimes refer to as awarded projects, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Revenue generated from backlog was $507 million in 2010.
We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. In addition, we expect to generate revenue from solar and other product and service sales. Revenue generated from O&M, energy supply contracts and solar and other product and service sales was $111 million in 2010.
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
For example, U.S. legislation authorizing federal agencies to enter into ESPCs, such as those we enter into with our customers, was enacted in 1992. In 2007, three years after the expiration of the original legislation, new ESPC legislation was enacted without an expiration provision, and in the same year, the President of the United States issued an executive order requiring federal agencies to set goals to reduce energy use and increase renewable energy sources and use. In addition, the American Recovery and Reinvestment Act of 2009 allocated $67 billion to promote clean energy, energy efficiency and advanced vehicles. Additionally, the Emergency Economic Stabilization Act of 2008 instituted the 1603 cash grant program, which may provide cash in lieu of an investment tax credit for eligible renewable energy generation sources for which construction commenced prior to, as provided for in an amendment in December 2010, the end of 2011 where the project is placed in service by various dates set out in the act. The Internal Revenue Code currently provides production tax credits for the generation of electricity from wind projects and from LFG-fueled power projects, and an investment tax credit or grant in lieu of such tax credits for investments in LFG, wind, biomass and solar power generation projects. Various state and local governments have also implemented similar programs and incentives, including legislation authorizing the procurement of ESPCs.
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
In 2010 and 2009, approximately 87% and 85%, respectively, of our revenue was derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
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

Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. From our inception to December 31, 2010, our total payments to customers and incurred equipment replacement and maintenance costs under our energy efficiency commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. However, we may incur additional or increased liabilities or expenses under our ESPCs in the future. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition or operating results. In addition, any disputes with a customer over the extent to which we bear responsibility to improve performance or make payments to the customer may diminish our prospects for future business from that customer or damage our reputation in the marketplace.
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
Federal and state laws require us to secure the performance of certain long-term obligations through surety bonds and letters of credit. In addition, we are occasionally required to provide bid bonds or performance bonds to secure our performance under energy efficiency contracts. Our sureties historically required that George P. Sakellaris, who is our founder, principal stockholder, president and chief executive officer, personally indemnify them for up to an aggregate of $50 million of losses associated with the bonds they have provided on our behalf. This indemnity terminated in December 2010. In addition, in the event that Mr. Sakellaris no longer controls our company, our sureties may reevaluate our eligibility for surety bonds. Our ability to obtain required bonds or letters of credit depends in large part upon our capitalization, working capital, past performance, management expertise and reputation, and external factors beyond our control, including the overall capacity of the surety market. Our ability to obtain letters of credit under our existing credit arrangements is limited. We are not permitted to have more than $10 million in letters of credit outstanding at any time (including letters of credit that have been drawn upon but not repaid on our behalf) under the terms of our revolving senior secured credit facility. Moreover, our use of letters of credit limits our borrowing capability under our revolving senior secured credit facility as the aggregate amount of letters of credit we have outstanding at any time reduces our borrowing capacity under the facility by an equal amount. As of December 31, 2010, we had letters of credit outstanding, valued at $0.4 million.
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
Our business and operations have expanded rapidly in the last several years, and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In order to manage our expanding operations, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.
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
The sales, design and construction process for energy efficiency and renewable energy projects typically takes from 12 to 36 months, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally have extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high winds, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.

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
A significant majority of our fully-contracted backlog and awarded projects is attributable to customers that are government entities. Our contracts with the federal government and its agencies, and with state, provincial and local governments, customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

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
Our small-scale renewable energy projects must be situated at sites that have access to renewable sources of energy. Specifically, LFG projects must originate on or near landfill sites, of which approximately 500 are currently available in the United States and able to sustain economically viable LFG projects according to the EPA's Landfill Methane Outreach Program. Sites for our renewable energy plants must be suitable for construction and efficient operation, which, among other things, requires appropriate road access. Further, many plants must be interconnected to electricity transmission or distribution networks. Once we have identified a suitable operating site, obtaining the requisite LFG and/or land rights (including access rights, setbacks and other easements) requires us to negotiate with landowners and local government officials. These negotiations can take place over a long time, are not always successful and sometimes require economic concessions not in our original plans. The property rights necessary to construct and interconnect our plants must also be insurable and otherwise satisfactory to our financing counterparties. In addition, our ability to obtain adequate LFG and/or property rights is subject to competition. If a competitor or other party obtains LFG and/or land rights critical to our project development efforts and we are unable to reach agreement for their use, we could incur losses as a result of development costs for sites we do not develop, which we would have to write off. If we are unable to obtain adequate LFG and/or property or other rights for a renewable energy plant, including its interconnection, that plant may be smaller in size or potentially unfeasible. Failure to obtain insurable property rights for a project satisfactory to our financing sources would preclude our ability to obtain third-party financing and could prevent ongoing development and construction of that project.
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
With effect from December 31, 2011, we will become subject to a set of laws and regulations requiring that we establish and maintain internal control over financial reporting. Internal control over financial reporting is defined under Securities and Exchange Commission, or SEC, rules as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in March 2012). Establishing and maintaining adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, and may distract our officers and employees from the operation of our business.
Until recently, we did not have personnel with an appropriate level of knowledge, experience or training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. In addition, in connection with our fiscal 2010 audit, we concluded that we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. Although we recently hired directors of SEC reporting and taxation, these new employees will require time and training to learn our business and operating processes and procedures. Moreover, we expect to find it necessary to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. We may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. For the near-term future, until such personnel are familiar with our business and reporting structure, this will continue to constitute, a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.
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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is likely to be volatile.
We sold shares of our Class A common stock in our initial public offering in July 2010 at a price of $10.00 per share, and our Class A common stock has subsequently traded at a price per share as high as $17.46 and as low as $9.34. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our Class A common stock to fluctuate include:

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
We have two classes of common stock: Class A common stock, which is listed on the NYSE and which is entitled to one vote per share, and Class B common stock, which is not listed on the any security exchange and is entitled to five votes per share. The difference in the voting power of our Class A and Class B common stock could diminish the market value of our Class A common stock because of the superior voting rights of our Class B common stock and the power those rights confer.
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
Many of our stockholders have for the first time an opportunity to sell their shares. Sales by our existing stockholders of a substantial number of shares in the public market, or the threat that substantial sales might occur, could cause the market price of the Class A common stock to decrease significantly. These factors could also make it difficult for us to raise additional capital by selling our Class A common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 20,000 square feet under a lease expiring on June 30, 2016. We occupy eight regional offices in Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington; North York, Ontario and Burlington, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less than 5,000 square feet, for 47 field offices throughout North America. We also own 24 small-scale renewable energy and central plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.

Item 3. Legal Proceedings
In the ordinary conduct of our business we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.
For additional information about certain proceedings, please refer to Note 13, Commitments and Contingencies, to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 4. (Removed and Reserved)

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been traded on the New York Stock Exchange under the symbol “AMRC” since our initial public offering on July 22, 2010. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Class A common stock as reported on the New York Stock Exchange.

	2010
	High	Low
Third Quarter (beginning July 22, 2010)	$14.17	$9.34
Fourth Quarter	14.88	11.51
The closing sale price of our Class A common stock was $13.24 on March 15, 2011, and according to the records of our transfer agent, there were 37 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Our Class B common stock is not publicly traded and is held of record by George P. Sakellaris, our founder, principal stockholder, president and chief executive officer, and the Ameresco 2010 Annuity Trust, of which Mr. Sakellaris is trustee and the sole beneficiary.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and do not expect to pay any cash dividends for the foreseeable future. Our revolving senior secured credit facility with Bank of America contains provisions that limit our ability to declare and pay cash dividends during the term of that agreement. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law and other factors our board of directors deems relevant.
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Ameresco specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.
The following graph compares the cumulative five-month total return attained by shareholders on our Class A 's common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on July 22, 2010, and in each of the indexes on June 30, 2010 and its relative performance is tracked through December 31, 2010.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on July 22, 2010 in our Class A common stock or June 30, 2010 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2010.

	7/22/2010	7/31/2010	8/31/2010	9/30/2010	10/31/2010	11/30/2010	12/31/2010
Ameresco, Inc.	$100.00	$98.33	$119.76	$117.01	$129.01	$127.34	$141.20
Russell 2000 Index	$100.00	$106.87	$98.96	$111.29	$115.84	$119.86	$129.38
NASDAQ Clean Edge Green Energy Index	$100.00	$111.35	$101.35	$114.60	$116.41	$117.63	$123.01
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Use of Proceeds from Initial Public Offering
The SEC declared the Registration Statement on Form S-1 (File No. 333-165821) related to our initial public offering effective on July 21, 2010. In the IPO, which closed on July 27, 2010, we sold 6,000,000 shares of our Class A common stock, and selling stockholders sold 2,696,820 shares of our Class A common stock, at an offering price of $10.00 per share. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters' over-allotment option, we sold an additional 342,889 shares of our Class A common stock at an offering price of $10.00 per share. The IPO generated gross proceeds to us of $63.4 million, or $56.4 million net of underwriting discounts and offering expenses. The IPO generated gross proceeds to selling stockholders of $27.0 million, or $25.1 million net of underwriting discounts. We incurred $7.0 million of expenses in connection with the IPO. Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the sole book-running manager for the offering. RBC Capital Markets Corporation acted as lead manager for the offering, and Oppenheimer & Co. Inc., Canaccord Genuity Inc., Cantor Fitzgerald & Co., Madison Williams and Company LLC and Stephens Inc. acted as co-managers of the offering. From the effective date of the registration statement through December 31, 2010, we used: approximately $26.9 million to repay the outstanding balance under our $50 million revolving senior secured credit facility; approximately $3.1 million to repay in full the entire principal amount of, and accrued but unpaid interest on, the subordinated note held by Mr. Sakellaris; approximately $5.0 million to repay in full the outstanding balance on our 6.90% term loan related to a landfill gas facility; approximately $6.3 million related to the acquisition of Quantum Engineering and Development, Inc., and approximately $15.1 million for general corporate purposes. There has been no change in the planned use of proceeds from the IPO as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 22, 2010.

Item 6. Selected Financial Data
You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
We derived the consolidated statements of income data for the years ended December 31, 2008, 2009, and 2010 and the consolidated balance sheet data at December 31, 2009, and 2010 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income data for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006, 2007, and 2008, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except share and per share data)
Consolidated Statement of Income Data:
Revenue:
Energy efficiency revenue	$264,477	$345,936	$325,032	$340,635	$455,329
Renewable energy revenue	13,445	32,541	70,822	87,881	162,897
	277,922	378,477	395,854	428,517	618,226
Direct expenses:
Energy efficiency expenses	215,320	285,966	259,019	282,345	378,084
Renewable energy expenses	9,500	26,072	59,551	66,472	129,440
	224,820	312,038	318,570	348,817	507,524
Gross profit	53,102	66,439	77,284	79,700	110,702
Operating expenses	37,307	47,042	52,608	54,406	64,710
Operating income	15,795	19,397	24,676	25,294	45,992
Other (expense) income, net	(1,842)	(3,138)	(5,188)	1,563	(5,080)
Income before provision for income taxes	13,953	16,259	19,488	26,857	40,912
Income tax provision	(4,337)	(5,714)	(1,215)	(6,950)	(12,186)
Net income	$9,615	$10,545	$18,273	$19,907	$28,726
Net income per share attributable to common shareholders:
Basic (1)	$0.83	$0.95	$1.71	$1.99	$1.12
Diluted	$0.26	$0.28	$0.54	$0.61	$0.69
Weighted-average number of common shares outstanding:
Basic (1)	11,575,789	11,121,022	10,678,110	9,991,912	25,728,314
Diluted	37,667,359	37,552,953	33,990,547	32,705,617	41,513,482
Other Operating Data:
Adjusted EBITDA(2)	$19,927	$27,974	$29,045	$35,097	$59,910

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,454	$40,892	$18,149	$47,928	44,691
Current assets	140,335	154,036	131,432	171,772	211,710
Total assets	256,870	262,224	292,027	375,545	582,451
Current liabilities	91,304	108,011	90,967	132,330	140,631
Long-term debt, less current portion	74,529	39,316	90,980	102,807	202,409
Subordinated debt	2,999	2,999	2,999	2,999	—
Total stockholders’ equity	56,963	70,776	74,086	102,770	195,052

(1)
"Net income per share attributable to common shareholders - basic" and "weighted average number of common shares outstanding - basic" for 2010 reflect (i) our issuance of 405,286 shares of Common Stock upon the June 2010 exercise of a warrant at an exercise price of $0.005 per share, (ii) the reclassification of all outstanding shares of our Common Stock as Class A common stock, (iii) the conversion of all shares of our Series A Preferred Stock, other than those held by Mr. Sakellaris, into shares of our Class A common stock, (iv) the conversion of all other outstanding shares of our Series A Preferred Stock into shares of our Class B common stock, (v) the issuance of 932,500 shares of our Class A common stock upon the exercise of vested stock options by certain selling stockholders in connection with our initial public offering in July 2010 at a weighted-average exercise price of $1.94, and (vi) the issuance of an aggregate of 6,342,889 shares of our Class A common stock in connection with our initial public offering in July 2010.

(2)
We define adjusted EBITDA as operating income before depreciation and impairment expense, share-based compensation expense and a non-recurring non-cash recovery of a contingency in 2008. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or any other measure of financial performance calculated and presented in accordance with GAAP.

We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired;

•	securities analysts often use adjusted EBITDA and similar non-GAAP measures as supplemental measures to evaluate the overall operating performance of companies; and

•
by comparing our adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations of depreciation and amortization expense, stock-based compensation expense and the non-recurring non-cash recovery of a contingency in 2008.

Our management uses adjusted EBITDA:

•	as a measure of operating performance, because it does not include the impact of items that we do not consider indicative of our core operating performance;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies; and

•	in communications with our board of directors and investors concerning our financial performance.
We understand that, although measures similar to adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for GAAP operating income or an analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA does not reflect net interest income (expense);

•
although depreciation, amortization and impairment are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this report, and not to rely on any single financial measure to evaluate our business.
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure:

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Operating income	$15,795	$19,397	$24,676	$25,294	$45,992
Depreciation and impairment	3,538	5,898	7,278	6,634	11,419
Stock-based compensation	594	2,679	2,941	3,169	2,499
Recovery of contingency	—	—	(5,850)	—	—
Adjusted EBITDA	$19,927	$27,974	$29,045	$35,097	$59,910

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We report results under ASC 280 for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 19 to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $618.2 million in 2010. We achieved profitability in 2002, and we have been profitable every year since then.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed more than ten acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. In 2010 we acquired Seattle-based Quantum Engineering and Development, an energy services company which expanded our presence in the Pacific Northwest. Our acquisition of Southwestern Photovoltaics in 2007 significantly expanded our offering of solar energy products and services.
The audited balance sheet and statement of cash flow included in our consolidated financial statements appearing Item 8 of this report reflect certain reclassifications from our previously reported unaudited December 31, 2010 balance sheet and cash flow information. The net effects of these reclassifications is (1) to reduce total assets and total liabilities by $7.9 million from the respective amounts previously reported and (2) to increase net cash provided by financing activities and decrease net cash provided by operating activities by $2.0 million from the respective amounts previously reported.
Energy Savings Performance and Energy Supply Contracts
For our energy efficiency projects, we typically enter into ESPCs under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed-upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed energy reduction commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the commitment will have been met. Under an equipment-level commitment, we commit to a level of energy use reduction based on the difference in use measured first with the existing equipment and then with the replacement equipment. A whole building-level commitment requires demonstration of energy usage reduction for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over up to 20 years.

Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to December 31, 2010, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
For projects involving the construction of a small-scale renewable energy plant that we own and operate, we enter into long-term contracts to supply the electricity, processed LFG, heat or cooling generated by the plant to the customer, which is typically a utility, municipality, industrial facility or other large purchaser of energy. The rights to use the site for the plant and purchase of renewable fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter.” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
Backlog and Awarded Projects
As of December 31, 2010, we had backlog of approximately $651 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $483 million. As of December 31, 2009, we had backlog of approximately $598 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $706 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Where we have been awarded a project, but have not yet signed a customer contract for that project, which we sometimes refer to as awarded projects, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Revenue generated from backlog was $507 million in 2010. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors.
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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the years ended December 31, 2008 and 2009, no customer accounted for more than ten percent of our revenue. During the year ended December 31, 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 11.5% of our total revenue.
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
We recognize revenue from the installation or construction of a project on a percentage-of-completion basis. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. In accordance with industry practice, we include in current assets and liabilities the amounts of receivables related to construction projects that are payable over a period in excess of one year. We recognize revenue associated with contract change orders only when the authorization for the change order has been properly executed and the work has been performed and accepted by the customer.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, our policy is to record the entire expected loss immediately, regardless of the percentage of completion.
Deferred revenue represents circumstances where (i) there has been a receipt of cash from the customer for work or services that have yet to be performed, (ii) receipt of cash where the product or service may not have been accepted by the customer or (iii) when all other revenue recognition criteria have been met, but an estimate of the final total cost cannot be determined. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period to period. Unbilled revenue, presented as costs and estimated earnings in excess of billings, represent amounts earned and billable that were not invoiced at the end of the fiscal period.
We recognize revenue from the sale and delivery of products, including the output of our renewable energy plants, when produced and delivered to the customer, in accordance with the specific contract terms, provided that persuasive evidence of an arrangement exists, our price to the customer is fixed or determinable and collectability is reasonably assured.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2008, 2009 and 2010 were $0.2 million, $1.4 million and $0.3 million, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the consolidated statements of income and comprehensive income.
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
During 2008, we determined that impairment had occurred on two of our LFG energy facilities. One facility’s landfill owner was experiencing permanent operational issues with its existing well field equipment. The volume of LFG supplied to our facility was impaired by this factor, resulting in a write-down of the asset value. The second facility’s industrial customer filed for bankruptcy in 2008. We assessed the likelihood of the industrial customer emerging from bankruptcy and the resulting impact on future cash flows to the project in determining the amount of the impairment. A total of $3.5 million was written down for these two facilities, and is included in direct expenses in the accompanying consolidated statement of income and comprehensive income for 2008.
Impairment of Goodwill
We apply ASC Topic 350 in accounting for the valuation of goodwill and identifiable intangible assets. During our annual goodwill impairment tests at December 31, 2008, 2009 and 2010, we determined that the fair value of equity exceeded the carrying value of equity, and therefore that goodwill was not impaired.
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
The first step, or Step 1, of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at our December 31, 2008, 2009 and 2010 annual testing dates and determined that the fair value of equity exceeded the carrying value of equity, and therefore that goodwill was not impaired.
We completed the Step 1 test using both an income approach and a market approach. The discounted cash flow method was used to measure the fair value of our equity under the income approach. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. Determining the fair value using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, pipeline for future sales and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, we rely on internally-generated projections for a defined time period for sales and operating profits, including capital expenditures, changes in net working capital and adjustments for non-cash items to arrive at the free cash flow available to invested capital.
Under the market approach, we estimate the fair value based on market multiples of revenue and earnings of comparable publicly-traded companies and comparable transactions of similar companies. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted-average cost of capital.

In addition, we periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. If the Step 1 test concludes an impairment is indicated, we will employ a second step to measure the impairment. If we determine that an impairment has occurred, we will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill and intangible assets are appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes three projects that utilize a variable rate swap instrument. Prior to December 31, 2009, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. During the year ended December 31, 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. We entered into the interest rate swap contracts as an economic hedge.
We recognize all derivatives in our consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our consolidated statements of income and comprehensive income at fair value, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swap that we entered into during 2010 qualifies, and has been designated, as a cash flow hedge.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

With respect to our interest rate swaps, we recorded the unrealized gain (loss) in earnings in 2008, 2009 and 2010 of approximately $(2.8) million, $2.3 million and $(0.1) million, respectively, as other (expense) income in our consolidated statements of income and comprehensive income.
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
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants and others. We recognize the costs associated with option and warrant grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ vesting period.
Grants of Restricted Shares
On October 25, 2006, we issued 2,000,000 shares of restricted stock to George P. Sakellaris, our founder, principal shareholder, president and chief executive officer under the 2000 stock plan in consideration for his personal indemnity of surety arrangements required for certain projects. The shares vested in full upon the date three years from the date of grant. At the time the shares were issued, the fair value was determined to be $3.41 per share. The shares vested in October 2009. We recorded an expense of $2.3 million and $1.9 million in 2008 and 2009, respectively, related to this award. No expense was recorded in 2010 related to this award. This expense is included in salaries and benefits in our consolidated statements of income and comprehensive income.
Issuance of Warrants
As part of a financing agreement, we issued warrants to acquire 2,000,000 and 1,600,000 shares of common stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. During 2008, we repurchased 3,194,714 of these warrants at an average price of $2.505 per share, for a total price of $8.0 million. We recorded this transaction in additional paid-in capital and it is reflected in our consolidated balance sheets for 2008 and 2009. In June 2010, we issued 405,286 shares of Common Stock upon the exercise of a warrant at an exercise price of $0.005 per share, and no warrants to purchase shares of our Common Stock remain outstanding.
Stock Option Grants
We have granted stock options to certain employees and directors under the 2000 stock plan. As of December 31, 2010, we have not granted any stock options under the 2010 stock plan. At December 31, 2010, 8,225,144 shares would have been available for grant under the 2000 stock plan; however, we will grant no further stock options or restricted stock awards under the 2000 stock plan. At December 31, 2010, 10,000,000 shares were available for grant under the 2010 stock plan.
Under the terms of the 2000 and 2010 stock plans, all options expire if not exercised within ten years after the grant date. The options vest over five years, with 20% vesting at the end of the first year and five percent vesting every three months beginning one year after the grant date. If the employee ceases to be employed for any reason before vested options have been exercised, the employee generally has three months to exercise vested options or they are forfeited.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2008, 2009 and 2010:

Years Ended December 31,
	2008	2009	2010
Future dividends	$ -	$ -	$ -
Risk-free interest rate	2.90-5.07%	2.00-2.94%	2.59-3.11%
Expected volatility	48%-54%	57%-59%	57%-59%
Expected life	6.5 years	6.5 years	6.5 years
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
As of December 31, 2010 we had $9.1 million of total unrecognized stock-based compensation cost related to employee stock options. We expect to recognize this cost over a weighted-average period of 3.83 years after December 31, 2010. The allocation of this expense between direct expenses, project development and marketing expenses, and salaries and benefits expense will depend on the salaries and work assignments of the personnel holding these options.
Determination of Fair Value
We believe we have used reasonable methodologies and assumptions in determining the fair value of our common stock for financial reporting purposes. Prior to our initial public offering in July 2010, our board of directors had historically estimated the fair value of our common stock. Because there was then no public market for our shares, our board of directors historically determined the fair value of our common stock based primarily on the market approach, together with a number of objective and subjective factors, including:

•	our results of operations and financial condition during the most recently completed period;

•	forecasts of our financial results and market conditions affecting our business; and

•	developments in our business
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
We used adjusted EBITDA in determining our enterprise value under the market approach because we believe that metric provides greater comparability than other metrics for the companies included in the analysis. We considered using net income, book value and cash flow; however, we found those metrics less meaningful than adjusted EBITDA due to varying levels of non-cash and non-operating income and expenses, and the effects of leverage, in the other companies’ financial statements. We believe adjusted EBITDA was the most meaningful financial metric for purposes of estimating the fair value of our common stock for financial statement reporting purposes because it is an unlevered measure of operating earnings potential before financing and certain other accounting decisions are considered. In addition to the use of the market approach to determine the enterprise value, we considered the discounted cash flow methodology to estimate the equity value in the goodwill impairment analysis discussed in Note 1. The resulting equity values obtained from the discounted cash flow methodology corroborated the results of the market approach used in our contemporaneous common stock valuations.
Since the beginning of 2007, we have granted stock options with exercise prices as follows:

	Number of Shares of
	Common Stock
	Subject to Option	Exercise Price
Grant Date or Period	Grants	per Share
January 24, 2007	500,000	$3.410
July 25, 2007 to January 30, 2008	982,000	4.220
April 30, 2008 to January 28, 2009	248,000	6.055
July 22, 2009 to September 30, 2009	842,000	6.055
April 26, 2010 to May 28, 2010	856,000	13.045
May 29, 2010 to December, 31 2010	—	N/A
The analysis undertaken in determining the exercise prices for all option grants between January 24, 2007 and December 31, 2010 are summarized below.
Grants on January 24, 2007. On October 25, 2006, our board of directors established the exercise price per share of common stock at $3.41 per share. The market approach resulted in an enterprise value of $144.6 million, determined by applying the market multiple to our adjusted EBITDA for the year ended December 31, 2005. That value was increased by cash on hand totaling $11.8 million and reduced by debt of $10.5 million, for an equity value of $145.9 million. The equity value was divided by 42.8 million fully diluted shares outstanding to arrive at the estimated fair value per share.

Grants from July 25, 2007 to January 30, 2008. On July 25, 2007, our board of directors established the exercise price per share of common stock at $4.22 per share. The market approach resulted in an enterprise value of $157.9 million, determined by applying the market multiple to our adjusted EBITDA for the year ended December 31, 2006. That value was increased by cash on hand totaling $45.5 million and reduced by debt of $8.0 million, for an equity value of $195.3 million. The equity value was divided by 46.2 million fully diluted shares outstanding to arrive at the estimated fair value per share.
Grants from April 30, 2008 to January 28, 2009. On April 30, 2008, our board of directors established the exercise price per share of common stock at $6.055 per share. The market approach resulted in an enterprise value of $223.6 million, determined by applying the market multiple to our adjusted EBITDA for the year ended December 31, 2007. That value was increased by cash on hand totaling $45.5 million and reduced by debt of $8.0 million. In view of the increase in the number of options outstanding, we added the pro forma exercise cash value of the options, at a weighted-average exercise price of $1.995 per share, totaling $21.7 million. This resulted in an equity value of $280.7 million, which was divided by 46.4 million fully diluted shares outstanding to arrive at the estimated fair value per share.
Grants from July 22, 2009 to September 30, 2009. On July 22, 2009, our board of directors established the exercise price per share of common stock at $6.055 per share. Based on the methodology described above, our board would have decreased the value of a share of our common stock (from $6.055 to $5.66). However, the decrease was due primarily to higher corporate debt levels and a lower cash balance, which in our board’s view were the result primarily of the unprecedented economic conditions prevailing at that time. Our board, therefore, determined not to reduce its estimate of the fair value of the common stock and to maintain the value at $6.055 per share.
In March 2010, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2009 and in preparing for our initial public offering, our board of directors decided to undertake a reassessment of the fair value of our common stock in 2007, 2008 and 2009. As a part of that reassessment, our board of directors took into account not only the factors it originally considered in determining fair value, but it also considered as of such dates:

•	the liquidation preferences of our preferred stock, including any financing and repurchase activities that may have occurred in the relevant period;

•	the illiquid nature of our common stock, including the opportunity and timing for any expected liquidity events;

•	our size and historical operating and financial performance, including our recent operating and financial projections as of each grant date;

•	our existing backlog;

•	important events in the development of our business; and

•	the market performance of a peer group comprised of selected publicly-traded companies we identified as being guidelines for us.
In performing this retrospective analysis, we reexamined and reapplied the market approach and also applied the current value method to allocate the equity to the various share classes as outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, which we refer to as the practice aid. We believe that the valuation methodologies used in the retrospective analysis are reasonable and consistent with the practice aid.
In applying the current value method, we considered the rights of our Series A convertible preferred stock, which we refer to as our Series A preferred stock, and which will be converted into shares of Class B common stock upon the closing of this offering. The calculated enterprise value as of each of the valuation dates was significantly higher than the cumulative liquidation preference of our Series A preferred stock of $3.2 million. We also determined that in each valuation date, the Series A preferred stock would receive a substantially higher per share value on an “as if” converted to common stock basis than by retaining its liquidation preference. Thus for the purposes of these valuations the total equity value was divided by the fully diluted shares outstanding in order to calculate the per share value of our common stock.
In connection with this retrospective analysis, in determining our enterprise value, our analysis also considered the calculated multiple of market valuations of the comparable companies to their next 12 months adjusted EBITDA, and applied this multiple to our own next 12 months projected adjusted EBITDA, in addition to considering the enterprise value to trailing 12 months adjusted EBITDA, with more weight placed on our projected EBITDA analysis than the historical adjusted EBITDA analysis. To determine equity value, we added cash on hand at the end of the period and the cash from the assumed pro forma exercise of in-the-money stock options, and then subtracted senior corporate debt. To allocate the equity, we considered the option pricing method from the practice aid. In connection with applying the option pricing method to value our common stock for these valuation dates, we determined that allocating the equity based on applying the option pricing method instead of the current value method in the contemporaneous valuations resulted in immaterial differences from the per share value calculated using the current value method.
Following this retrospective analysis, our board of directors determined that the fair value of our common stock remained as previously determined in 2007, 2008 and on January 28, 2009, and that the fair value was $9.00 per share on July 22, 2009 and $11.00 per share on September 25, 2009, as described below.
January 28, 2009 Fair Value Calculation. The fair value of our common stock as of January 28, 2009 was retrospectively determined to be $6.055 per share. In applying the market approach, our next 12 months projected adjusted EBITDA was primarily affected by the following factors:

•	continued challenges during 2008 in the U.S. economy and decreased valuations of comparable companies; and

•	concerns about liquidity during the upcoming fiscal quarters.
July 22, 2009 Fair Value Calculation. The fair value of our common stock as of July 22, 2009 was retrospectively determined to be $9.00 per share. The primary reason for the significant increase in the valuation of our common stock between January 28, 2009 and July 22, 2009 was the 11% increase in our next 12 months projected adjusted EBITDA between those two dates. Our projected adjusted EBITDA in July 2009 had increased significantly for the following reasons:

•
we were notified in March 2009 that the U.S. Department of Energy had lifted restrictions on its ability to enter into ESPCs, which permitted us to proceed with the execution of larger federal contracts;

•
in May 2009, we executed a contract for our large U.S. Department of Energy Savannah River Site renewable energy project; however, we had not yet secured the financing necessary to complete this project; and

•	improvement in general economic and market conditions in the first half of 2009.
The valuation of our common stock in July 2009 was also significantly affected by an increase, between January 2009 and July 2009, in the multiple of market valuations of comparable companies that we applied to our next 12 months projected adjusted EBITDA. The multiple we applied in this analysis in January 2009, derived from publicly available data on the comparable companies we used in the market approach, was eight. We increased the multiple we applied to ten in July 2009, due primarily to the improvement in the public equity markets during this period. In addition, this determination took into account our expectation that we would undertake an initial public offering within one year.
September 25, 2009 Fair Value Calculation. The fair value of our common stock as of September 25, 2009 was retrospectively determined to be $11.00 per share. The primary reason for the increase in the valuation of our common stock between July 22, 2009 and September 25, 2009 was the 17% increase in our next 12 months projected adjusted EBITDA between those two dates. Our next 12 months projected adjusted EBITDA in September 2009 had increased from our next 12 months projected adjusted EBITDA in July 2009, for the following reasons:

•	our backlog under signed customer contracts increased from July 2009 to September 2009;

•
in August 2009, we secured the financing necessary to complete our large U.S. Department of Energy Savannah River Site renewable energy project, the contract for which had been executed in May 2009 but was subject to our securing that financing. Securing this financing represented a significant milestone for us, particularly in light of its size and the significant disruptions in the credit and capital markets in the preceding several years; and

•	improvement in general economic and market conditions in the third quarter of 2009.
The valuation of our common stock in September 2009 was also affected by an increase, between July 2009 and September 2009, in the multiple of market valuations of comparable companies that we applied to our next 12 months projected adjusted EBITDA. The multiple we applied in this analysis in July 2009, derived from publicly available data on the comparable companies we used in the market approach, was 10. We increased the multiple we applied to 11 in September 2009, due primarily to the improvement in the public equity markets during this period.
Our determination of fair market value in September 2009 also took into account our expectation that we would undertake an initial public offering within nine months.

We have incorporated the fair values calculated in the retrospective valuations into the Black-Scholes option pricing model when calculating the stock-based compensation expense to be recognized for the stock options granted during the period from July through September 2009. The retrospective valuations generated per share fair values of common stock of $9.00 and $11.00, respectively, at July 22, 2009 and September 25, 2009. This resulted in intrinsic values of $2.945 and $4.945 per share, respectively, at each grant date.
April 26, 2010 Fair Value Calculation.  The fair value of our common stock as of April 26, 2010 and May 28, 2010 was determined contemporaneously to be $13.045 per share. In determining this value, we employed the same methods and approaches used in the retrospective analysis described above. The primary reasons for the increase in the valuation of our common stock from September 25, 2009 to April 26, 2010 and May 28, 2010 were:

•
a 30% increase in our next 12 months projected adjusted EBITDA between September 25, 2009 and the two relevant dates in 2010, due to growth in our backlog and several, previously-contracted, large efficiency and renewable energy projects entering major construction phases;

•	our expectation that we would conduct an initial public offering within the next three months; and

•	our preliminary estimates of our valuation for purposes of this offering.
Valuation models require the input of highly subjective assumptions. There are significant judgments and estimates inherent in the determination of these valuations. These judgments and estimates include assumptions regarding our future performance, the time to undertaking and completing an initial public offering or other liquidity event, as well as determinations of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net income and net income per share could have been significantly different. Additionally, because our capital stock prior to this offering had characteristics significantly different from that which will apply upon the closing of this offering, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable, single measure of fair value. The foregoing valuation methodologies are not the only valuation methodologies available and will not be used to value our Class A or Class B common stock once this offering is complete. We cannot make assurances regarding any particular valuation of our shares.
Internal Control Over Financial Reporting
We had a material weakness in our internal control over financial reporting in each of 2008, 2009 and 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. In 2008 and 2009, we did not have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. In 2010, we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. This constituted a material weakness, which we have begun to remediate by hiring additional personnel with the requisite expertise. Moreover, we expect to find it necessary to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. For the near-term future, until such personnel are familiar with our business and reporting structure, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected. See “We have a material weakness in our internal control over financial reporting. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us” in Item 1A, Risk Factors, as well as Item 9A, Controls and Procedures, each in this Annual Report on Form 10-K.

Results of Operations
The following table sets forth certain financial data from the Consolidated Statements of Income and Comprehensive Income, expressed as a percentage of net revenues:

	Years Ended December 31,
	2008	2009	2010
Revenue:
Energy efficiency revenue	82.1%	79.5%	73.7%
Renewable energy revenue	17.9%	20.5%	26.3%
	100.0%	100.0%	100.0%
Direct expenses:
Energy efficiency expenses	65.4%	65.9%	61.2%
Renewable energy expenses	15.0%	15.5%	20.9%
	80.4%	81.4%	82.1%
Gross profit	19.6%	18.6%	17.9%
Total operating expenses	13.3%	12.7%	10.5%
Operating income	6.3%	5.9%	7.4%
Other (expense) income, net	(1.3)%	0.4%	(0.8)%
Income before provision for income taxes	5.0%	6.3%	6.6%
Income tax provision	(0.4)%	(1.6)%	(2.0)%
Net income	4.6%	4.7%	4.6%
Revenue
Total revenue.  We derive our revenue primarily from energy efficiency products, which accounted for approximately 82.1%, 79.5%, and 73.7% of total revenue in 2008, 2009 and 2010, respectively. Total revenue increased by $189.7 million, or 44.3%, from 2009 to 2010, due primarily to an increase in energy efficiency projects and, to a lesser extent, an increase in renewable energy projects. Total revenue increased by $32.7 million, or 8.3%, from 2008 to 2009, due primarily to an increase in energy efficiency projects and, to a lesser extent, an increase in renewable energy projects.
Energy efficiency revenue. Energy efficiency revenue increased by $114.7 million, or 33.7%, from 2009 to 2010, due to an increase in the number of new projects being installed for our municipal and other institutional customers. Energy efficiency revenue increased by $15.6 million, or 4.8%, from 2008 to 2009, due to an increase in the number of new projects for municipal and other institutional customers that commenced in late 2008 and continued through 2009.
Renewable energy revenue. Renewable energy revenue increased by $75.0 million, or 85.4%, from 2009 to 2010, due mainly to an increase in the number of LFG and biomass facilities being built by us for our customers. Construction volume of such plants increased by $56.9 million from 2009 to 2010. Additionally, in 2010, we placed in service three new plants owned by us that sell and deliver LFG, or electricity generated by LFG, to customers. In 2010, we also saw an increase in revenue from sales of PV systems and components, primarily due to an increase in our market presence. Renewable energy revenue increased by $17.1 million, or 24.1%, from 2008 to 2009, due mainly to an increase in the number of LFG and biomass facilities being built by us for federal agencies. Construction volume of such plants increased by $15.7 million from 2008 to 2009. Additionally, in 2009, we placed in service eight new plants owned by us that sell and deliver LFG, or electricity generated by LFG, to customers. Partially offsetting this increase in revenue was a decline in the sales of PV systems and components, primarily due to a decline in market prices of solar panels.
Revenue from customers outside the United States, principally Canada, was $103.9 million in 2010, compared with $86.9 million in 2009 and $87.3 million in 2008.
Business segment revenue. Total revenue for the U.S. federal segment increased from 2009 to 2010 by $89.9 million, or 102.7%, to $177.5 million, primarily due to an increase in the number of projects being installed primarily for the U.S. federal government. During 2010, revenue recognized on the continued installation of a large renewable energy project for the

U.S. Department of Energy accounted for a significant portion of our revenue for this segment. Total revenue for the U.S. federal segment increased from 2008 to 2009 by $18.3 million, or 26.3%, to $87.6 million, primarily due to an increase in the number of projects being installed primarily for the U.S. federal government. Total revenue for the central U.S. region segment increased from 2009 to 2010 by $12.3 million, or 13.9%, to $100.3 million, primarily due to an increase in the number of energy efficiency projects in construction. Total revenue for the central U.S. region segment increased from 2008 to 2009 by $13.1 million, or 17.4%, to $88.1 million, primarily due to an increase in the number of energy efficiency projects in construction. Total revenue for the Canada segment increased from 2009 to 2010 by $17.8 million, or 21.3%, to $101.4 million, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures, particularly two large projects for housing authorities, and, to a lesser extent, revenues generated from the 2009 acquisition. Total revenue in 2009 for the Canada segment was virtually flat, decreasing by $0.4 million, or 0.4%, compared to 2008, to $83.6 million. Total revenue for the other U.S. regions segment increased from 2009 to 2010 by $64.6 million, or 83.0%, to $142.5 million, primarily due to an increase in the size, and to some degree due to the number, of projects under construction. Total revenue for the other U.S. regions segment decreased from 2008 to 2009 by $0.8 million, or 1.1%, to $77.8 million primarily due to a generally flat level of business throughout the period in the other U.S. regions segment. Total revenue not allocated to segments and presented as all other, increased from 2009 to 2010 by $5.1 million, or 5.6%, to $96.5 million, due to increases in O&M revenues and the sales of renewable energy products. Total revenue not allocated to segments and presented as all other, increased from 2008 to 2009 by $2.6 million, or 2.9%, to $91.4 million, due to increases in O&M revenues and the sales of renewable energy products.
Direct Expenses and Gross Profit
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 65.4%, 65.9%, and 61.2% of net revenue in 2008, 2009 and 2010, respectively. Total direct expenses increased by $158.7 million, or 45.5%, from 2009 to 2010, due to lower profit margins recognized in 2010, causing total direct expenses to increase at a greater rate than revenue. Total direct expenses increased by $30.2 million, or 9.5%, from 2008 to 2009, due to higher revenue. Lower profit margins caused total direct expenses to increase at a greater rate than revenue. Total direct expenses generally increase or decrease as related revenue increases or decreases.
Energy efficiency. Energy efficiency gross margin decreased slightly from 17.1% in 2009 to 17.0% in 2010, as large projects continued through the year end deferring recognition of project costs contingencies. Energy efficiency gross margin decreased from 20.3% in 2008 to 17.1% in 2009, due primarily to cost overruns on several projects, as well as lower budgeted margins on certain Canadian projects.
Renewable energy. Renewable energy gross margin decreased from 24.4% in 2009 to 20.5% in 2010 due primarily to a shift in the mix of implementation projects which carry lower margins than operating assets and PV sales. Renewable energy gross margin increased from 15.9% in 2008 to 24.4% in 2009 as a result of the completion of seven new renewable energy plants, which typically have higher margins than PV products.
Operating Expenses
Salaries and benefits. Salaries and benefits increased $2.4 million, or 8.7%, from 2009 to 2010. This was primarily due to the increased headcount necessary to manage our expectation of a continued increase in our business activity in 2010 and beyond. Salaries and benefits declined $2.0 million, or 6.7%, from 2008 to 2009, as a higher proportion of salaries and benefits was allocated to direct expense due to the increased utilization rates of our staff resulting from the higher volume of development and construction activity in 2009.
Project development. Project development expenses increased $4.1 million, or 42.5%, from 2009 to 2010, reflecting a significant increase in the volume of our business development activity during 2010. Project development expenses declined $3.5 million, or 26.8%, from 2008 to 2009. Our project development expenses were unusually high in 2008 as a result of a major marketing and rebranding initiative that we undertook and delays in projects due to the limited availability of financing for our customers. Expenses that we incurred during such delays are recorded as project development expenses rather than direct expenses.
General, administrative and other. General, administrative and other expenses increased $3.8 million, or 22.9%, from 2009 to 2010. This increase was primarily a result of a $2.1 million non-cash charge we recorded during the second quarter of 2010 related to the unexpected prepayment of a long-term receivable from one of our customers. Additionally, the increase was due to the higher costs incurred to support our expanding headcount and business growth. General, administrative and other expenses increased by $7.3 million, or 79.4%, from 2008 to 2009. In 2008, we recorded as a reduction to general, administrative and other expenses the sum of $5.8 million reflecting the recovery of a contingency that we had established in connection with our acquisition of Select Energy in 2006. Also in 2008, we incurred an additional $2.0 million of general, administrative and other expenses due to the first full year of operations of SWPV. In 2009, general, administrative and other expense included $2.2 million paid by us to settle a dispute with a competitor related to our PV business.
Other Income (Expense)
Other income (expense) decreased from 2009 to 2010 by $6.6 million, from a net income of $1.6 million to a net expense of $(5.1) million, due primarily to realized and unrealized gains from derivatives in 2009 of $4.7 million, $0.7 million due to an early termination at a subsidiary level project financing, increased interest expenses of $0.7 million incurred in 2010 on renewable energy financing agreements and $0.2 million in deferred financing fees relating to the aforementioned early termination of debt. Other income (expense) increased from 2008 to 2009 by $6.8 million, from a net expense of $(5.2) million to a net income of $1.6 million, due primarily to realized and unrealized gains from derivatives. The following table shows the changes in other income (expense) from 2008 to 2009 and from 2009 to 2010:

	Years Ended December 31,
	2008	2009	2010
	(in thousands)
Gain realized from derivative	$—	$2,494	$—
Unrealized (loss) gain from derivatives	(2,832)	2,264	(134)
Interest expense, net of interest income	(2,118)	(2,993)	(4,380)
Amortization of deferred financing costs	(238)	(202)	(567)
	$(5,188)	$1,563	$(5,081)
Income Before Taxes
Income before taxes increased from 2009 to 2010 by $14.1 million, or 52.3%, due to higher revenues and improved operating leverage. Income before taxes increased from 2008 to 2009 by $7.4 million, or 37.8%, due to realized and unrealized gains on derivatives. In 2008, we recorded a $5.8 million contingency recovery. Adjusting for the effect of the 2009 gains on derivatives and the 2008 contingency recovery, income before taxes in 2009 would have increased by $8.5 million, or 62.5%, compared to 2008. Higher revenue and improving margins were the principal reasons for the improvement in the adjusted results.
Business Segment Income Before Taxes.  Income before taxes for the U.S. federal segment increased from 2009 to 2010 by $10.2 million, or 90.2%, to $21.4 million. The increase was primarily due to increased revenue and higher margins recognized on project installations. Income before taxes for the U.S. federal segment increased from 2008 to 2009 by $6.3 million, or 124.8%, to $11.3 million. The increase was primarily due to increased revenue and higher margins recognized on project installations. In 2009, we recognized additional operating profit on certain of our construction projects that we were able to complete at a total cost below the respective construction budgets.
Income before taxes for the central U.S. region segment increased from 2009 to 2010 by $0.3 million, or 2.5%, to $10.4 million. The increase was primarily due to higher revenue. Income before taxes for the central U.S. region segment increased from 2008 to 2009 by $2.0 million, or 24.1%, to $10.1 million. The increase was primarily due to higher revenue and improved margins arising from more effective utilization of resources.
Income before taxes for the Canada segment increased from 2009 to 2010 by $0.2 million, or 4.8%, to $4.4 million. The increase was primarily due to higher revenue. Income before taxes for the Canada segment was unchanged at $4.2 million in both 2009 and 2008, which was consistent with the slight change in revenue for this segment.
Income before taxes for the other U.S. regions segment increased from 2009 to 2010 by $20.5 million, or 403.9%, to $25.6 million, primarily due to increased revenue and higher margins. Income before taxes for the other U.S. regions segment decreased from 2008 to 2009 by $7.8 million, or 60.4%, to $5.1 million, primarily due to a decrease in gross profit margins. The lower gross profit margins were the result of a higher number of low margin projects accepted during a period of slower business activity in order to maintain utilization levels.
The loss before taxes not allocated to segments and presented as all other, increased from 2009 to 2010 by $17.1 million,

or 452.7%, to $20.8 million, primarily due to increases in corporate overhead partially offset by higher revenue. The loss before taxes not allocated to segments and presented as all other, decreased from 2008 to 2009 by $6.9 million, or 64.7%, to $3.8 million, primarily due to an increase in other income. The amounts of unallocated corporate expenses for 2008, 2009 and 2010 were $31.9 million, $25.1 million and $30.7 million, respectively. The changes in the expenses allocated to all other from 2009 to 2010 and 2008 to 2009 were consistent with the overall change in consolidated expenses discussed above. Income before taxes and unallocated corporate expenses for all other was $9.9 million in 2010, a $11.4 million, or 53.7%, decrease compared to 2009. This decrease was due to increases in depreciation charges of $4.5 million and an increase of $6.4 million in interest expense. Income before taxes and unallocated corporate expenses for all other was $21.3 million in 2009, a $0.1 million, or 0.2%, increase compared to 2008.
Provision for Income Taxes
The provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. Our statutory rate, which is a combined federal and state rate, has ranged between 38.1% and 39.7%. During 2010, we recognized income taxes of $12.2 million, or 29.8% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179(d) of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $4.2 million reduction in the 2010 provision, or a reduction of 10.4 percentage points in the effective rate.
In 2009, we recognized income taxes of $6.9 million, or 25.8% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179(d) of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $3.0 million reduction in the 2009 provision, or a reduction of 11.1 percentage points in the effective rate.
In 2008, the tax provision was $1.2 million, or 6.2% of pre-tax income, as we recognized benefits of the Section 179(d) deduction. These cumulative benefits, plus production tax credits for electricity generation, resulted in an $8.0 million reduction in the tax provision, and decreased our effective rate by 40.9 percentage points.
Net Income
Net income increased in 2010 by $8.8 million, or 44.3%, due to higher pre-tax income, partially offset by an increase in the tax provision. Earnings per share in 2010 was $1.12 per basic share, representing a decrease of $(0.87), or 43.7%, and $0.69 per diluted share, representing an increase of $0.08, or 13.1%. The weighted-average number of basic and diluted shares increased by 157.5% and 26.9%, respectively, primarily as a result of the issuance of shares in our initial public offering.
Net income increased in 2009 by $1.6 million, or 8.9%, due to higher pre-tax income, partially offset by an increase in the provision for income taxes. Earnings per share in 2009 were $1.99 per basic share, and $0.61 per diluted share, representing an increase from 2008 of $0.28, or 16.4%, and $0.07, or 13.1%, respectively. The weighted-average number of basic and diluted shares decreased from 2008 by 6.4% and 3.8%, respectively, as a result of share repurchases.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through 2012 and thereafter.
Capital expenditures. Our total capital expenditures were $43.0 million in 2008, $21.6 million in 2009, and $39.6 million in 2010. The 2009 and 2010 capital expenditures were net of Section 1603 rebates received of $12.9 million and $0.8 million, respectively. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forego such tax credits in exchange for the payment made under Section 1603. Additionally, we invested $0.7 million in an acquisition in 2009 and $6.3 million in an acquisition in 2010. We currently plan to make capital expenditures of approximately $30.0 million in 2011, principally for new renewable energy plants.

Cash flows from operating activities. Operating activities provided $20.8 million of net cash during 2010. In 2010, we had net income of $28.7 million, which is adjusted for certain non-cash items such as stock-based compensation, depreciation, amortization, unrealized losses and deferred income taxes totaling $14.5 million, and which is net of $2.1 million relating to a write down on a long-term receivable. Offsetting these adjustments was another non-cash item, excess tax benefits from stock-based compensation arrangements of $2.0 million. Net increases in accounts payable and other liabilities contributed $10.9 million in cash. However, net increases in accounts receivable and other assets used $33.3 million of cash. Included in the $33.3 million of cash used is net activity from our investments in U.S. federal projects. In 2010, investments in U.S. federal projects used $160.5 million. We also drew a total of $151.0 million in cash from restricted cash accounts maintained in connection with our U.S. federal ESPC and our renewable energy projects which increased cash from operating activities. We reflect restricted cash as an operating asset on our consolidated balance sheet and withdrawals from existing restricted cash accounts as cash flow from operations on our consolidated statements of cash flows. The creation of new restricted cash accounts is reflected as a decrease to cash flows from financing activities on our consolidated statements of cash flows. Certain of the cash generated from our U.S. federal ESPC receivable financing is held in restricted cash accounts to be used to pay for the cost of construction under our U.S. federal ESPCs. We withdrew $144.7 million in cash from these accounts during 2010. In addition, under the terms of our term loan agreements used to finance certain of our renewable energy projects, we are required to maintain restricted cash accounts to provide for operation and maintenance expenses incurred. We withdrew $6.4 million in cash from these accounts during 2010.
Operating activities provided $45.3 million of net cash during 2009. In 2009, we had net income of $19.9 million, which is net of non-cash compensation, depreciation and amortization totaling $10.1 million, partially offset by a $2.3 million unrealized gain on derivatives. Increases in accounts payable and other liabilities contributed $36.7 million to cash from operating activities, and investment in U.S. federal projects used $52.9 million, in cash. We also drew a total of $33.0 million in cash from restricted cash accounts maintained in connection with our U.S. federal ESPC and our renewable energy projects. Certain of the cash generated from our U.S. federal ESPC receivable financing is held in restricted cash accounts to be used to pay for the cost of construction under our U.S. federal ESPCs. We withdrew $31.5 million in cash from these accounts during 2009. In addition, under the terms of our term loan agreements used to finance certain of our renewable energy projects, we are required to maintain restricted cash accounts to provide for operation and maintenance expenses incurred. We withdrew $1.5 million in cash from these accounts during 2009. Other changes in net assets and liabilities provided the balance of net cash during the year.
Operating activities provided $1.3 million of net cash during 2008. We had net income of $18.3 million which included non-cash compensation, depreciation and amortization totaling $6.7 million, impairments and write-downs totaling $4.8 million and a $2.8 million unrealized loss on derivatives. Net income also included a non-cash gain related to an acquisition of $5.9 million. Payments pursuant to contracts decreased by $7.6 million due primarily to late customer remittances. Inventory and project development costs used $3.8 million and $3.6 million, respectively. We also drew a total of $25.5 million in cash from restricted cash accounts maintained in connection with our U.S. federal ESPC and our renewable energy projects. Certain of the cash generated from our U.S. federal ESPC receivable financing is held in restricted cash accounts to be used to pay for the cost of construction under our U.S. federal ESPCs. We withdrew $23.5 million in cash from these accounts during 2008. In addition, under the terms of our term loan agreements used to finance certain of our renewable energy projects, we are required to maintain restricted cash accounts to provide for operation and maintenance expenses incurred. We withdrew $2.0 million in cash from these accounts during 2008. Other changes in net assets and liabilities provided the balance of net cash during the year.
Cash flows from investing activities. Cash used in investing activities totaled $45.9 million during 2010 and consisted of capital expenditures of $39.6 million, primarily related to the development of renewable energy plants. This amount was net of $0.8 million of Section 1603 rebates received during the year. Also, $6.3 million of cash was used for an acquisition.
Cash used in investing activities totaled $22.3 million during 2009 and consisted of capital expenditures of $21.6 million, primarily related to the development of renewable energy plants. This amount was net of $12.9 million of Section 1603 rebates received during the year. Also, $0.7 million of cash was used for an acquisition.
Cash used in investing activities totaled $43.0 million during 2008 and consisted solely of capital expenditures primarily for development of renewable energy plants.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash flows from financing activities. Cash flows provided by financing activities totaled $20.5 million during 2010 and included proceeds of $60.1 million primarily from the issuance of stock, but also from the exercise of stock options and warrants, and the $2.0 million recognition of excess tax benefits from stock-based compensation arrangements. These proceeds and benefits were offset by repayments of $19.9 million on our revolving senior secured credit facility, repayment of $3.0 million on our subordinated debt, repayments of $11.0 million on other long-term debt, payments of $1.4 million relating to financing fees and payments of $6.3 million into restricted cash accounts, which we are required to maintain under the stipulations of certain term loan agreements related to our renewable energy projects. These accounts provide for operation and maintenance expenses incurred in connection with such projects.
Cash flows provided by financing activities totaled $4.1 million during 2009 and included proceeds, net of financing costs, of $25.4 million from a construction and term loan facility provided by a bank. These proceeds were offset by repayments of $14.6 million on our revolving senior secured credit facility, repayments of $3.6 million on other long-term debt and payments of $3.1 million into restricted cash accounts which we are required to maintain under the terms of our term loan agreements used to finance certain of our renewable energy projects to provide for operation and maintenance expenses incurred in connection with such projects.
Cash flows provided by financing activities totaled $22.2 million during 2008 and included proceeds of $34.5 million from our revolving senior secured credit facility and proceeds from project finance debt of $9.3 million. These proceeds were partially offset by repayments of $2.5 million on long-term debt, $2.9 million of project debt, $0.9 million in financing fees, $12.9 million for the repurchase of stock and warrants and payments of $2.4 million into restricted cash accounts which we are required to maintain under the terms of our term loan agreements used to finance certain of our renewable energy projects to provide for operation and maintenance expenses incurred in connection with such projects.
Subordinated Note
In connection with the organization of Ameresco, on May 17, 2000, we issued a subordinated note to our principal stockholder in the amount of $3.0 million. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinate to our revolving senior secured credit facility. The subordinated note was payable upon demand. We incurred $0.3 million of interest related to the subordinated note during each of 2008 and 2009, and $0.2 million in 2010 when the note was settled in full.
Revolving Senior Secured Credit Facility
In 2008, we entered into a credit and security agreement with Bank of America, consisting of a $50 million revolving facility. The agreement requires us to pay monthly interest at various rates in arrears, based on the amount outstanding. This facility has a maturity date of June 30, 2011. The facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $20 million on a rolling four-quarter basis and a minimum level of tangible net worth. The full line of credit was available to us as of December 31, 2010 and no amounts were outstanding. There was $34.5 million and $19.9 million in principal outstanding under the facility as of December 31, 2008 and 2009, respectively. Currently we are in discussions with our lenders to extend this facility.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are nonrecourse and not direct obligations of Ameresco, Inc. As of December 31, 2010, we had outstanding $46.8 million in aggregate principal amount under these loans, bearing interest at rates ranging from 5.3% to 8.7% and maturing at various dates from 2013 to 2024. As of December 31, 2009, we had outstanding $58.4 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.9% to 8.7% and maturing at various dates from 2014 to 2021. As of December 31, 2009, a term loan in the amount of $5.4 million was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer had constituted an event of default under the credit agreement; however, the customer emerged from bankruptcy in 2010 and continued operations. To cure the default we made a business decision to pay off the loan in full during 2010.

Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $32.6 million and $159.0 million in principal amounts at December 31, 2009 and 2010, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2010 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2010:

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Term loans	$48,139	$4,722	$9,409	$7,351	$26,657
Federal ESPC receivable financing(1)	158,992	3,419	155,573	—	—
Interest obligations(2)	21,735	3,334	5,612	4,395	8,394
Operating leases	8,741	2,477	3,222	1,990	1,052
Total	$237,607	$13,952	$173,816	$13,736	$36,103

(1)
Federal ESPC receivable financing arrangements relate to the installation and construction of projects for certain customers, typically federal governmental entities, where we assign to the lenders our right to customer receivables. We are relieved of the financing liability when the project is completed and accepted by the customer. We typically expect to be relieved of the financing liability between one and three years from the date of project construction commencement.

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
Recent Accounting Pronouncements
In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance became effective for us as of January 1, 2011 and the adoption did not have a material effect on our consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Management fully considered this guidance when determining the fair value and related disclosures of our financial assets as of December 31, 2010 and our adoption did not have a material impact on our consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method. This ASU provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. We plan to implement ASU No. 2010-17 prospectively, and the effect of this guidance will be limited to future transactions. Management does not expect adoption of this standard to have a material impact on our financial position or results of operations as we do not have material research and development arrangements which will be accounted for under the milestone method.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; and should be applied prospectively as of the date of adoption. Early adoption is permitted and we will adopt the new disclosures in the second quarter of fiscal 2011. Management does not expect that its adoption of the guidance will have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. Management is currently evaluating the impact that the adoption of ASU 2010-28 will have and does not believe the adoption will materially impact our financial condition, results of operations and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
We had cash and cash equivalents totaling $44.7 million as of December 31, 2010, $47.9 million as of December 31, 2009 and $18.1 million as of December 31, 2008. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. The interest rate swaps that we entered into prior to December 31, 2009, qualify, but have not been designated, as fair value hedges. The interest rate swap that we have entered into during 2010 does qualify, and has been designated, as a fair value hedge.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the years ended December 31, 2009 and 2010, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $3,530,723 and $1,653,430, respectively, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$47,927,540	$44,691,021
Restricted cash	9,249,885	9,197,447
Accounts receivable, net	61,279,515	68,584,304
Accounts receivable retainage	9,242,288	18,452,777
Costs and estimated earnings in excess of billings	14,009,076	35,556,425
Inventory, net	4,237,909	6,780,092
Prepaid expenses and other current assets	8,077,761	8,471,628
Income tax receivable	—	2,511,542
Deferred income taxes	9,279,473	9,908,240
Project development costs	8,468,974	7,556,345
Total current assets	171,772,421	211,709,821
Federal ESPC receivable financing	51,397,347	193,551,495
Property and equipment, net	4,373,256	5,406,387
Project assets, net	117,637,990	145,147,475
Deferred financing fees, net	3,582,560	3,412,186
Goodwill	16,132,429	18,624,629
Other assets	10,648,605	4,598,980
	203,772,187	370,741,152
	$375,544,608	$582,450,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,093,016	$4,722,118
Accounts payable	75,578,378	95,302,897
Accrued expenses	18,362,674	10,561,305
Billings in excess of cost and estimated earnings	28,166,364	27,555,894
Income taxes payable	2,129,529	2,488,672
Total current liabilities	132,329,961	140,630,886
Long-term debt, less current portion	102,807,203	202,409,484
Subordinated debt	2,998,750	—
Deferred income taxes	11,901,645	12,013,799
Deferred grant income (Note 5)	4,158,508	4,200,929
Other liabilities	18,578,754	28,144,144
	140,444,860	246,768,356
Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,
	2009	2010
Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value, 3,500,000 shares authorized, 3,210,000 shares issued and outstanding at December 31, 2009; no shares authorized, issued and outstanding at December 31, 2010	321	—
Preferred stock, $0.0001 par value, no shares authorized, issued and outstanding at December 31, 2009; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010	—	—
Common stock, $0.0001 par value, 60,000,000 shares authorized, 17,998,168 shares issued and 13,282,284 outstanding at December 31, 2009; no shares authorized, issued and outstanding at December 31, 2010	1,800	—
Class A common stock, $0.0001 par value, no shares authorized, issued and outstanding at December 31, 2009; 500,000,000 shares authorized, 27,925,649 shares issued and 23,092,365 outstanding at December 31, 2010	—	2,793
Class B common stock, $0.0001 par value, no shares authorized, issued and outstanding at December 31, 2009; 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2010	—	1,800
Additional paid-in capital	10,466,312	74,069,087
Retained earnings	97,882,985	126,609,101
Accumulated other comprehensive income	2,831,970	3,551,521
Less — treasury stock, at cost, 4,715,884 shares and 4,833,284 shares, respectively	(8,413,601)	(9,182,571)
Total stockholders’ equity	102,769,787	195,051,731
	$375,544,608	$582,450,973

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2009	2010
Revenue:
Energy efficiency revenue	$325,031,789	$340,635,122	$455,329,696
Renewable energy revenue	70,821,940	87,881,467	162,896,963
	395,853,729	428,516,589	618,226,659
Direct expenses:
Energy efficiency expenses	259,018,970	282,344,502	378,084,610
Renewable energy expenses	59,550,958	66,472,031	129,439,629
	318,569,928	348,816,533	507,524,239
Gross profit	77,283,801	79,700,056	110,702,420
Operating expenses:
Salaries and benefits	30,288,750	28,273,987	30,721,486
Project development costs	13,106,407	9,599,862	13,676,795
General, administrative and other	9,212,872	16,532,355	20,311,842
	52,608,029	54,406,204	64,710,123
Operating income	24,675,772	25,293,852	45,992,297
Other (expense) income, net (Note 16)	(5,187,545)	1,562,910	(5,080,546)
Income before provision for income taxes	19,488,227	26,856,762	40,911,751
Income tax provision	(1,215,127)	(6,949,614)	(12,185,635)
Net income	18,273,100	19,907,148	28,726,116
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	—	—	(933,879)
Foreign currency translation adjustment	(5,059,128)	3,530,723	1,653,430
Comprehensive income	$13,213,972	$23,437,871	$29,445,667
Net income per share attributable to common shareholders:
Basic	$1.71	$1.99	$1.12
Diluted	$0.54	$0.61	$0.69
Weighted average common shares outstanding:
Basic	10,678,110	9,991,912	25,728,314
Diluted	33,990,547	32,705,617	41,513,482

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

											Accumulated
											Other
	Series A Preferred						Additional				Comprehensive	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2007	3,210,000	$321	—	$—	14,232,168	$1,423	$9,336,075	$59,702,737	3,238,050	$(2,624,484)	$4,360,375	$70,776,447
Repurchase of stock	—	—	—	—	—	—	—	—	1,333,334	(4,914,169)	—	(4,914,169)
Repurchase of warrants	—	—	—	—	—	—	(7,998,001)	—	—	—	—	(7,998,001)
Exercise of stock options	—	—	—	—	28,000	3	67,247	—	—	—	—	67,250
Stock-based compensation expense	—	—	—	—	—	—	2,940,756	—	—	—	—	2,940,756
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,059,128)	(5,059,128)
Net income	—	—	—	—	—	—	—	18,273,100	—	—	—	18,273,100
Balance, December 31, 2008	3,210,000	$321	—	—	14,260,168	$1,426	$4,346,077	$77,975,837	4,571,384	$(7,538,653)	$(698,753)	$74,086,255
Vesting of 2006 stock issuance	—	—	—	—	2,000,000	200	2,076,928	—	—	—	—	2,077,128
Repurchase of restricted stock	—	—	—	—	—	—	—	—	144,500	(874,948)	—	(874,948)
Exercise of stock options	—	—	—	—	1,738,000	174	874,586	—	—	—	—	874,760
Stock-based compensation expense	—	—	—	—	—	—	3,168,721	—	—	—	—	3,168,721
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	3,530,723	3,530,723
Net income	—	—	—	—	—	—	—	19,907,148	—	—	—	19,907,148
Balance, December 31, 2009	3,210,000	$321	—	$—	17,998,168	$1,800	$10,466,312	$97,882,985	4,715,884	$(8,413,601)	$2,831,970	$102,769,787
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
											Accumulated
											Other
	Series A Preferred						Additional				Comprehensive	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2009	3,210,000	$321	—	$—	17,998,168	$1,800	$10,466,312	$97,882,985	4,715,884	$(8,413,601)	$2,831,970	$102,769,787
Conversion of preferred stock	(3,210,000)	(321)	18,000,000	1,800	1,260,000	126	(1,605)	—	—	—	—	—
Initial public offering proceeds, net	—	—	—	—	6,000,000	600	53,231,858	—	—	—	—	53,232,458
Initial public offering overallotment	—	—	—	—	342,889	34	3,188,834	—	—	—	—	3,188,868
Exercise of stock options	—	—	—	—	1,919,306	192	2,674,572	—	—	—	—	2,674,764
Repurchase of stock	—	—	—	—	—	—	—	—	117,400	(768,970)	—	(768,970)
Exercise of warrants	—	—	—	—	405,286	41	1985	—	—	—	—	2,026
Stock-based compensation expense, including excess tax benefits of $2,010,221	—	—	—	—	—	—	4,507,131	—	—	—	—	4,507,131
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,653,430	1,653,430
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	(933,879)	(933,879)
Net income	—	—	—	—	—	—	—	28,726,116	—	—	—	28,726,116
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$126,609,101	4,833,284	$(9,182,571)	$3,551,521	$195,051,731
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$18,273,100	$19,907,148	$28,726,116
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	2,713,407	5,260,805	9,634,891
Depreciation of property and equipment	1,064,859	1,372,885	1,784,295
Impairment of projects assets	3,500,000	—	—
Amortization of deferred financing fees	238,454	254,705	566,772
Provision for bad debts	1,092,294	552,368	126,219
Gain relating to certain business acquisitions	(5,850,479)	—	—
Gain on sale of assets	—	(691,292)	—
Write-down of long-term receivable	—	—	2,111,000
Unrealized (gain) loss on interest rate swaps	2,831,524	(2,263,802)	133,591
Stock-based compensation expense	2,940,756	3,168,721	2,498,660
Deferred income taxes	(2,071,600)	3,400,628	(253,975)
Excess tax benefits from stock-based compensation arrangements	—	—	(2,010,221)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	25,519,347	33,051,426	151,022,923
Accounts receivable	(3,227,279)	(11,033,926)	(305,665)
Accounts receivable retainage	(115,488)	5,029,832	(8,319,286)
Federal ESPC receivable financing	(26,301,019)	(52,900,979)	(160,455,751)
Inventory	(3,821,507)	3,222,762	(2,542,183)
Costs and estimated earnings in excess of billings	3,939,285	(3,651,857)	(19,311,505)
Prepaid expenses and other current assets	(2,337,926)	(1,591,213)	(321,074)
Project development costs	(3,623,396)	1,987,761	925,531
Other assets	(1,934,563)	3,846,224	5,975,610
Increase (decrease) in:
Accounts payable and accrued expenses	(2,472,682)	27,280,548	3,925,716
Billings in excess of cost and estimated earnings	(4,602,608)	6,819,869	(1,258,620)
Other liabilities	(6,932,531)	8,945	8,476,965
Income taxes payable	2,525,472	2,264,750	(280,200)
Net cash provided by operating activities	1,347,420	45,296,308	20,849,809
Cash flows from investing activities:
Purchases of property and equipment	(1,863,243)	(1,797,949)	(2,613,267)
Purchases of project assets	(41,158,695)	(19,841,648)	(37,013,261)
Acquisitions, net of cash received	—	(674,110)	(6,303,006)
Net cash used in investing activities	(43,021,938)	(22,313,707)	(45,929,534)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2008	2009	2010
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	—	—	2,010,221
Payments of financing fees	(880,044)	(2,804,759)	(1,373,171)
Proceeds from exercise of stock options, warrants and issuance of stock	67,250	874,760	60,073,139
Repurchase of stock	(4,914,169)	(874,948)	(768,970)
Repurchase of warrants	(7,998,001)	—	—
Proceeds from (repayments of) revolving senior secured credit facility	34,493,460	(14,578,242)	(19,915,218)
Repayment of senior secured term and revolving credit facility	(2,500,000)	—	—
Proceeds from long-term debt financing	9,277,043	28,196,538	747,362
Restricted cash	(2,400,580)	(3,092,590)	(6,298,988)
Repayment of subordinated debt	—	—	(2,998,750)
Payments of long-term debt	(2,940,368)	(3,592,073)	(10,970,656)
Net cash provided by financing activities	22,204,591	4,128,686	20,504,969
Effect of exchange rate changes on cash	(3,273,211)	2,667,108	1,338,237
Net (decrease) increase in cash and cash equivalents	(22,743,138)	29,778,395	(3,236,519)
Cash and cash equivalents, beginning of year	40,892,283	18,149,145	47,927,540
Cash and cash equivalents, end of year	$18,149,145	$47,927,540	$44,691,021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,431,534	$2,904,970	$5,057,056
Income taxes	$5,304,148	$2,145,742	$5,248,499
Supplemental disclosure of noncash investing and financing transactions:
Acquisitions, net of cash received:
Accounts receivable	$—	$—	$8,354,669
Accounts receivable retainage	—	—	423,927
Costs and estimated earnings in excess of billings	—	—	1,947,639
Prepaid expenses and other current assets	—	18,177	33,922
Property and equipment	—	113,842	127,512
Goodwill	—	2,492,165	2,703,626
Other assets	—	—	18,551
Accounts payable	—	(345,181)	(6,374,371)
Accrued expenses	—	(1,222,340)	(657,681)
Billings in excess of cost and estimated earnings	—	—	(274,788)
Long-term debt, net	—	(382,553)	—
	$—	$674,110	$6,303,006
Noncash ESPC receivable financing	$11,925,101	$27,088,849	$18,301,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
Ameresco, Inc. and subsidiaries (the "Company") was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company's comprehensive set of services includes upgrades to a facility's energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic equipment worldwide. The Company operates in the United States, Canada, and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company's generating assets; and 3) direct payment for photovoltaic equipment and systems.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Codification
The accompanying consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification ("ASC"), which was effective for the Company in 2009.
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within stockholders' equity.
Stock Split
Prior to the consummation of the initial public offering of the Company's Class A common stock, the number of authorized shares of common stock was increased to 60,000,000. In addition, all common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect a two-for-one stock split effected on July 20, 2010.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts ("ESPCs"), as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the years ended December 31, 2008, 2009 and 2010 are as follows:

	2008	2009	2010
Balance, beginning of year	$1,539,439	$1,049,711	$1,602,079
Charges to costs and expenses	385,418	1,670,589	126,219
Account write-offs and other deductions	(875,146)	(1,118,221)	(51,020)
Balance, end of year	$1,049,711	$1,602,079	$1,677,278
At December 31, 2009, the Company had one customer that accounted for approximately 14% of the Company's total accounts receivable. At December 31, 2010, no customer accounted for more than 10% of the Company's total accounts receivable.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from five percent to ten percent of the total invoice.
 Inventory
Inventories, which consist of photovoltaic solar panels, batteries and related accessories, are stated at the lower of cost ("first-in, first-out" method) or market (determined on the basis of estimated realizable values). Provisions have been made to reduce the carrying value to the realizable value.
Prepaid Expenses
Prepaid expenses consist primarily of short-term prepaid expenditures that will amortize within one year.
Federal ESPC Receivable Financing
Federal ESPC receivable financing represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and corresponding related project debt are eliminated from the Company's financial statements.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Classification	Estimated Useful Life
Furniture and office equipment	Five years
Computer equipment and software costs	Five years
Leasehold improvements	Lesser of term of lease or five years
Automobiles	Five years
Land	Unlimited
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2008, 2009 and 2010 was $233,767, $1,395,483 and $252,113, respectively.
Routine maintenance costs are expensed in the current year's consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the consolidated statements of income and comprehensive income.
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
During 2008, the Company determined that impairment had occurred on two of its LFG facilities. One facility's landfill owner was experiencing permanent operational issues with its existing well field equipment. The volume of LFG supplied to the Company's facility was impaired by this factor, resulting in a write-down of the asset value. The second facility's industrial customer filed for bankruptcy in 2008. The Company assessed the likelihood of the industrial customer emerging from bankruptcy and the resulting impact on future cash flows to the project in determining the amount of the impairment. A total of $3,500,000 was written down for these two facilities, and is included in direct expenses in the accompanying consolidated statements of income and comprehensive income for 2008.
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
Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base price of the Company's publicly traded stock for a sustained period of time.
The first step (defined as "Step 1") of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The Company performed a Step 1 test at its annual testing dates of December 31, 2008, 2009 and 2010, and determined that the fair value of equity exceeded the carrying value of equity, therefore goodwill was not impaired.
The Company completed its Step 1 test utilizing both an income approach and a market approach. The discounted cash flow method is used to measure the fair value of equity under the income approach. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. Determining the fair value using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company's judgments are based upon historical experience, current market trends, pipeline for future sales, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for sales and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital.
Under the market approach, the Company estimates the fair value based on market multiples of revenue and earnings of comparable publicly-traded companies and comparable transactions of similar companies. The estimates and assumptions used in the calculations include revenue growth rates, expense growth rates, expected capital expenditures to determined projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, projections of future operating activity and weighted average cost of capital.
In addition, the Company periodically reviews the estimated useful lives of identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. If the Step 1 test concludes an impairment is indicated, the Company will employ a second step to measure the impairment. If the Company determines that an impairment has occurred, the Company will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill and intangible assets are appropriately stated in the accompanying consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accredited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income and comprehensive income. As of December 31, 2008, 2009 and 2010, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives.
Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation, of a facility's energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems.
Revenue from the installation or construction of projects is recognized on a percentage-of-completion basis. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. Maintenance revenue is

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized as related services are performed. In accordance with industry practice, the Company includes in current assets and liabilities the amounts of receivables related to construction projects realizable and payable over a period in excess of one year. The revenue associated with contract change orders is recognized only when the authorization for the change order has been properly executed and the work has been performed and accepted by the customer.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire expected loss immediately, regardless of the percentage of completion.
Billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced at December 31, 2009 and 2010.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative fair value of all elements. The fair value is determined based on the price of the deliverable sold on a stand-alone basis.
The Company recognizes revenue from the sale and delivery of products, including the output from renewable energy plants, when produced and delivered to the customer, in accordance with specific contract terms, provided that persuasive evidence of an arrangement exists, the Company's price to the customer is fixed or determinable and collectability is reasonably assured.
 The Company recognizes revenue from operations and maintenance ("O&M") contracts and consulting services as the related services are performed.
 For a limited number of contracts under which the Company receives additional revenue based on a share of energy savings, such additional revenue is recognized as energy savings are generated.
Direct Expenses
Direct expenses include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, and, if applicable, costs of procuring financing. A majority of the Company's contracts have fixed price terms; however, in some cases the Company negotiates protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
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
The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company's liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the "more-likely-than-not" threshold or the liability becomes effectively settled through the examination process. The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 9 for additional information on the Company's income taxes.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation
The local currency of the Company's foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency translation gains and losses are reported in the consolidated statements of income and comprehensive income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 17 for fair value of interest rate swaps.
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options and warrants to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock, option and warrant grants using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation on a straight-line basis over the vesting period of the awards.
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
The assumptions used in determining the fair value of stock-based awards represent management's estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and different assumptions are employed, the stock-based compensation could be materially different in the future. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options. The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation to pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management's expectations. Because there was no public market for the Company's common stock prior to the Company's initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly-traded peer companies, and it is expected that the Company will continue to use this methodology until such time as there is adequate historical data regarding the volatility of the Company's publicly-traded stock price.
The Company is required to recognize compensation expense for only the portion of options that are expected to vest. Actual historical forfeiture rate of options is based on employee terminations and the number of shares forfeited. These data and other qualitative factors are considered by the Company in determining the forfeiture rate used in recognizing stock compensation expense. If the actual forfeiture rate varies from historical rates and estimates, additional adjustments to compensation expense may be required in future periods. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2008, 2009 and 2010.
Fair Value Measurements
In 2009, the Company adopted fair value measurements for all of its non-financial assets and non-financial liabilities, except for those recognized at fair value in the financial statements at least annually. These assets include goodwill and long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities initially measured at fair value in a business combination. The Company's adoption of this guidance did not have a material impact on its consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2010, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $1,378,000. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the consolidated balance sheets at fair value. The fair value of the Company's interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
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
During 2009, the Company purchased an interest rate cap from a major bank to mitigate effects of rising interest rates on a fixed rate customer contract for approximately $2,200,000. The Company terminated the agreement in 2009 and realized a gain of approximately $2,500,000. The Company did not designate this derivative as a cash flow hedge; therefore hedge accounting was not applied.
A portion of the Company's project financing includes two projects that utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Accordingly, the Company recognized these derivatives in the consolidated statements of income at fair value prior to April 1, 2010, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from derivative instruments were reported as operating activities in the consolidated statements of cash flows.
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers a notional amount of approximately $27,900,000 variable rate note at a fixed interest rate of 6.99% and expires in December 2024.
As of April 1, 2010, and in accordance with accounting standards, the swaps have been designated as cash flow hedges. Accordingly, the Company recognizes the fair value of the swaps in its consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to the Company's interest rate swaps, the Company recorded the unrealized gain (loss) in earnings in 2008, 2009 and 2010, of approximately $(2,831,524), $2,263,802 and $(133,591), respectively, as other (expense) income in the consolidated statements of income and comprehensive income.
See Notes 16, 17 and 18 for additional information on the Company's derivative instruments.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares, including vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares and the dilutive effect of convertible preferred stock, under the "if converted" method and the treasury stock method with regard to warrants and stock options as determined under the treasury stock method.

	Years Ended December 31,
	2008	2009	2010
Basic and diluted net income	$18,273,100	$19,907,148	$28,726,116
Basic weighted-average shares outstanding	10,678,110	9,991,912	25,728,314
Effect of dilutive securities:
Preferred stock	19,260,000	19,260,000	10,606,192
Stock options	3,647,523	3,048,675	4,994,730
Warrants	404,914	405,030	184,246
Diluted weighted-average shares outstanding	33,990,547	32,705,617	41,513,482

For the years ended December 31, 2008 and 2009, no shares of common stock were excluded from the calculation of dilutive shares. For the year ended December 31, 2010, 856,000 shares of common stock related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.

Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics - in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses - salaries and benefits, project development costs and general, administrative and other - not specifically allocated to the segments. For the years ended December 31, 2008, 2009 and 2010, unallocated corporate expenses were $31,938,110, $25,090,295 and $30,721,689, respectively. Income before taxes and unallocated corporate expenses for all other in 2008, 2009 and 2010 was $21,265,539, $21,318,368 and $9,875,322, respectively. See Note 19.
Recent Accounting Pronouncements
In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. This guidance became effective for the Company with effect from January 1, 2011 and the adoption did not have a material effect on our consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company has fully considered this guidance when determining the fair value and related disclosures of its financial instruments as of December 31, 2010. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method. This ASU provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The Company plans to implement ASU No. 2010-17 prospectively, and the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as the Company does not have material research and development arrangements which will be accounted for under the milestone method.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; and should be applied prospectively as of the date of adoption. Early adoption is permitted and the Company will adopt the new disclosures in the second quarter of fiscal 2011. The Company does not expect that its adoption of the guidance will have a material impact on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2010-28 will have and does not believe the adoption will materially impact the financial condition, results of operations and disclosures of the Company.

3.	BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS

On September 18, 2009, the Company entered into a share purchase agreement with Byrne Engineering, Inc. (“Byrne”). The Company made a cash payment of $674,110 to acquire the stock of Byrne. The agreement also provides for an earn out which is estimated to be $1,010,914, which is accrued for as of December 31, 2010. The total fair value of the consideration is $1,896,450.
On August 24, 2010, the Company entered into a stock purchase agreement with Quantum Engineering and Development, Inc. (“Quantum”). The Company made a cash payment of $6,314,065 to acquire all of the outstanding stock of Quantum. The total fair value of the consideration is $6,314,065.
The 2009 and 2010 acquisitions were accounted for using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of the acquisitions. The excess purchase price over the estimated fair value of the next assets acquired has been recorded as goodwill. In each acquisition, identified intangible assets had de minimis value as the Company was primarily acquiring an assembled workforce in addition to the tangible net assets identified below.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009	2010
Cash	$—	$11,059
Accounts receivable	—	8,354,669
Accounts receivable retainage	—	423,927
Costs and estimated earnings in excess of billings	—	1,947,639
Prepaid expenses and other current assets	18,177	33,922
Property and equipment	113,842	127,512
Goodwill	2,492,165	2,703,626
Other assets	—	18,551
Accounts payable	(345,181)	(6,374,371)
Accrued expenses	(1,222,340)	(657,681)
Billings in excess of cost and estimated earnings	—	(274,788)
Long-term debt, net	(382,553)	—
Purchase price	$674,110	$6,314,065
Total, net of cash received	$674,110	$6,303,006
Total fair value of consideration	$1,896,450	$6,314,065
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

	2009	2010
Byrne:	(unaudited)
Revenue	$1,176,953	$4,138,362
Pre-tax income (loss)	$(97,138)	$(260,408)

Quantum:
Revenue	$—	$7,174,077
Pre-tax income (loss)	$—	$759,865

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2010:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009	2010
Furniture and office equipment	$1,271,569	$1,348,594
Computer equipment and software costs	8,453,230	10,640,025
Leasehold improvements	1,311,625	1,344,056
Automobiles	505,029	529,627
Land	—	520,379
	11,541,453	14,382,681
Less - accumulated depreciation	7,168,197	8,976,294
Property and equipment, net	$4,373,256	$5,406,387

Depreciation expense on property and equipment for the years ended December 31, 2008, 2009 and 2010 was approximately $1,064,859, $1,372,885 and $1,784,295, respectively, and is included in general, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income.

5.	PROJECT ASSETS
Project assets consisted of the following at December 31, 2009 and 2010:

	2009	2010
Project assets	$137,957,879	$170,814,600
Less - accumulated depreciation and amortization	20,319,889	25,667,125
Project assets, net	$117,637,990	$145,147,475

In 2009 and 2010, the Company received $12,864,644 and $812,489, respectively, in grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the 2009 American Recovery and Reinvestment Act (the "Act"). The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,158,508 and $4,200,929 in the accompanying consolidated balance sheets at December 31, 2009 and 2010, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.

Depreciation and amortization expense on the above project assets for the years ended December 31, 2008, 2009 and 2010 was approximately $2,713,407, $5,260,821 and $9,634,891, respectively, and is included in direct expenses in the accompanying consolidated statements of income and comprehensive income.

6.	UNCOMPLETED CONTRACTS
Costs, estimated earnings and related billings on uncompleted contracts at December 31, 2009 and 2010, respectively, are as follows:

	2009	2010
Cost incurred to date	$822,280,622	$1,200,365,232
Estimated earnings	161,849,274	239,094,360
	984,129,896	1,439,459,592
Less - billings to date	(998,287,184)	(1,431,459,061)
	$(14,157,288)	$8,000,531

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the accompanying consolidated balance sheets are the following at December 31, 2009 and 2010:

	2009	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,009,076	$35,556,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,166,364)	(27,555,894)
	$(14,157,288)	$8,000,531

7.	LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2010 consisted of the following:

	2009	2010
Federal ESPC receivable financing	$33,411,009	$159,562,066
Revolving senior secured credit facility, due June 2011, interest at varying rates monthly in arrears	19,915,218	—
7.299% term note payable in quarterly installments through March 2013	4,115,000	3,031,000
6.90% term loan payable in quarterly installments through September 2014	5,415,426	—
8.673% term loan payable in quarterly installments through December 2015	5,220,000	4,350,000
6.345% term loan payable in quarterly installments through February 2021	2,901,845	2,749,234
6.345% term loan payable in quarterly installments through June 2024	12,866,491	12,514,349
Variable rate construction to term loan payable in quarterly installments through December 2024	27,055,230	24,177,591
6.500% term loan payable in monthly installments through October 2017	—	747,362
	110,900,219	207,131,602
Less - current maturities	8,093,016	4,722,118
Long-term debt	$102,807,203	$202,409,484

Aggregate maturities of long-term debt are as follows for the years ended December 31, are as follows:

2011	$4,722,118
2012	5,028,920
2013	4,379,833
2014	3,596,640
2015	3,754,395
Thereafter	185,649,696
$207,131,602

Federal ESPC Receivable Financing

Represents construction draws received during the construction or installation of certain energy savings equipment or facilities in association with agreements to sell long-term receivables arising from ESPCs related to the said equipment and facilities. These financings are with financial institutions and carry discount rates that vary by project ranging from 5.06% to 8.93%.

Revolving Senior Secured Credit Facilities

On June 10, 2008, the Company entered into a credit and security agreement with a bank, consisting of a $50,000,000 revolving facility. The agreement requires the Company to pay monthly interest at various rates in arrears, based on the amount outstanding. In 2010, the weighted-average interest rate was 2.3875%. This facility has a maturity date of June 30, 2011. The facility was paid down in 2010. At December 31, 2009 and 2010, $19,915,218 and $0, respectively, was outstanding under the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility. The agreement contains various restrictive covenants and is secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.

On December 29, 2004, the Company entered into a credit and security agreement with a bank, consisting of a $10,000,000 term loan and a $15,000,000 revolving facility. The agreement required the Company to pay interest at various rates in arrears, based on the amounts outstanding. The term loan was payable in quarterly principal installments of $625,000, beginning in March 2005 and continuing through June 10, 2008, the amended maturity date of the term loan. The term loan and revolving facility matured and was paid in full on June 10, 2008. The agreement contained various restrictive covenants and was secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owned and that were financed by others.

7.299% Term Loan

The Company has a term loan with a bank with an original principal amount of $10,000,000. The notes evidencing the loan bear interest at a rate of 7.299%. The principal payments are due in semi-annual installments ranging from $560,000 to $638,500, plus interest, with remaining principal balances and unpaid interest due March 31, 2013. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. As of December 31, 2009 and 2010, $4,115,000 and $3,031,000, respectively, was outstanding under the term loan.

6.90% Term Loan

The Company had a construction and term loan with a bank with an original principal amount of $9,500,000. The notes evidencing the loan bore interest at a rate of 6.90%. The principal payments were due in semi-annual installments, plus interest, with remaining principal balances and unpaid interest due September 30, 2014. In the event a payment was defaulted on, the payee had the option to accelerate payment terms and make due the remaining principal and accrued interest balance. As of December 31, 2009, $5,415,426 was outstanding under the term loan. In connection with the Company's initial public offering (see Note 10), the remaining balance of this loan, and an early termination fee, was paid in full during 2010.

8.673% Term Loan

The Company has a construction and term loan agreement with a finance company with a total commitment amount of $7,250,000. The notes evidencing the construction portion of the loan bear interest at a variable rate based on LIBOR. In February 2007, the Company converted the construction loan into a term loan in accordance with the loan agreement. The original balance of the term loan was equal to the commitment amount and bears interest at a fixed rate of 8.673%. The principal payments are due in quarterly installments of $217,500, plus interest, with remaining principal balances and unpaid interest due December 31, 2015.

As of December 31, 2009 and 2010, $5,220,000 and $4,350,000, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.

Variable-Rate Construction and 6.345% Term Loans

On January 30, 2006, the Company entered into a master construction and term loan facility with a bank for use in providing limited recourse financing for certain of its LFG to energy projects. The total loan commitment is $17,156,395, and is comprised initially of two tranches, but structured for the addition of subsequent projects that meet lender credit requirements.

The first loan has an original balance of $3,239,734, and bears an interest rate of 6.345%. The principal payments are due in semi-annual installments ranging from $75,246 to $275,461, plus interest, with the remaining principal and unpaid interest due February 26, 2021.

The second loan was originated on September 28, 2007. Prior to 2009, the Company made draws as construction loans under the facility totaling $11,939,299, the amount outstanding at December 31, 2008. During 2009, the Company drew additional amounts totaling $1,141,308. The Company converted the construction loans into a term loan in August 2009 for a total term loan balance of $13,080,607. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The principal amounts are due in semi-annual installments ranging from $162,806 to $1,178,885, with principal

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and unpaid interest due on June 30, 2024.

As of December 31, 2009 and 2010, $15,768,336 and $15,263,583, respectively, was collectively outstanding under this facility.

In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.

Variable-Rate Construction and Term Loans

In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited resource financing for certain of its landfill gas to energy projects. The total loan commitment under the agreement is $37,905,983, and bears interest at a variable rate. At December 31, 2009, the outstanding balance under the construction loans was $27,055,230. In March 2010, the Company drew an additional construction draw totaling $812,397. Subsequent to this additional draw, the Company converted all of the construction loans to a single term loan balance of $27,867,627. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The principal amounts are due in quarterly installments ranging from $206,211 to $1,239,133, after an initial payment of $2,424,302 due March 31, 2010, with principal and unpaid interest due on December 31, 2024. As of December 31, 2010, the outstanding balance under the term loan was $24,177,591.

6.500% Term Loan

The Company has a term loan agreement with a finance company with a total loan amount of $754,587. The note evidencing the loan bears interest at a fixed rate of 6.500%. Principal and interest payments are due in monthly installments of $11,312, with the final payment being due October 1, 2017.

As of December 31, 2009 and 2010, $0 and $747,362, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.

8.	SUBORDINATED DEBT

In connection with the organization of the Company, on May 17, 2000, the Board of Directors authorized the Company to issue a subordinated note to the Company's principal and controlling shareholder in the amount of $2,998,750. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinated to the Company's senior secured credit facility. The subordinated note was payable upon demand, subject to the subordination agreement described below. During 2010, in connection with the Company's initial public offering (see Note 10), the Company repaid in full the outstanding balance of the subordinated note. The Company incurred interest related to the subordinated note during the years ended December 31, 2008, 2009 and 2010, of $300,000, $300,000 and $189,088, respectively.

In conjunction with the Company entering into the senior secured credit facility (see Note 7), the holder of the subordinated note entered into an Intercreditor Subordination Agreement. Under the agreement, the subordinated lender agreed that the payment of principal, interest and all other charges with respect to the subordinated note is expressly subordinated in right of payment to the prior payment and satisfaction in full of the revolving senior secured credit facility. The intercreditor subordination agreement allows for the payment of interest on the subordinated note provided the Company is in compliance with all other covenants. When the debt was repaid in full, the intercreditor subordination agreement was terminated.

9.	INCOME TAXES

The components of domestic and foreign income before income taxes as of December 31, 2008, 2009 and 2010, are as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2009	2010
Domestic	$15,333,845	$22,702,229	$36,854,815
Foreign	4,154,382	4,154,533	4,056,936
	$19,488,227	$26,856,762	$40,911,751

The income tax provision for the years ended December 31, 2008, 2009 and 2010 is as follows:

	2008	2009	2010
Current:
Federal	$(565,975)	$(1,415,107)	$10,305,627
State	1,862,654	548,246	1,640,500
Foreign	1,990,048	4,146,311	280,064
	3,286,727	3,279,450	12,226,191
Deferred:
Federal	(3,517,257)	7,095,001	(741,160)
State	(1,029,898)	587,252	(368,604)
Foreign	2,475,555	(4,012,089)	1,069,208
	(2,071,600)	3,670,164	(40,556)
	$1,215,127	$6,949,614	$12,185,635

The Company's deferred income tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities. Deferred income tax assets and liabilities at December 31, 2009 and 2010 consist of the following:

	2009	2010
Deferred income tax assets:
Compensation accruals	$1,852,578	$2,230,154
Reserves	1,940,919	2,974,387
Other accruals	2,500,316	2,251,753
Net operating losses	877,518	411,206
Goodwill	76,270	—
State items	444,523	—
Interest rate swaps	801,180	1,426,162
Credits	786,169	614,578
Gross deferred income tax assets	$9,279,473	$9,908,240
Deferred income tax liabilities:
Depreciation	$(7,645,315)	$(9,044,625)
Contract refinancing	(3,147,505)	(975,039)
Canada	(338,435)	(1,407,643)
Acquisition accounting	(770,390)	(586,492)
Gross deferred income tax liabilities	(11,901,645)	(12,013,799)
Deferred income tax assets and liabilities, net	$(2,622,172)	$(2,105,559)

The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The following is a reconciliation of the effective tax rates for 2008, 2009 and 2010:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2009	2010
Income before income tax	$19,488,227	$26,856,762	$40,911,751

Federal statutory tax expense	$6,820,879	$9,399,917	$14,319,113
State income taxes, net of federal benefit	595,632	1,259,719	1,271,896
Net state impact of deferred rate change	(141,358)	(997,011)	—
Meals and entertainment	87,068	88,798	99,128
Stock-based compensation expense	177,972	459,439	12,132
Energy efficiency preferences	(7,965,383)	(2,973,669)	(4,246,589)
Foreign items and rate differential	1,359,105	(413,467)	(70,656)
Other state benefits	—	(309,752)	—
Miscellaneous	281,212	435,640	800,611
	$1,215,127	$6,949,614	$12,185,635

	2008	2009	2010
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1%	4.7%	3.1%
Net state impact of deferred rate change	(0.7)%	(3.7)%	—%
Meals and entertainment	0.4%	0.3%	0.3%
Stock-based compensation expense	0.9%	1.7%	—%
Energy efficiency preferences	(40.9)%	(11.1)%	(10.4)%
Foreign items and rate differential	7.0%	(1.5)%	(0.2)%
Other state benefits	—%	(1.2)%	—%
Miscellaneous	1.4%	1.6%	2.0%
	6.2%	25.8%	29.8%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2009 and 2010 is as follows:

	2009	2010
Balance, beginning of year	$4,500,000	$4,400,000
Additions for prior year tax positions	100,000	3,800,000
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	(200,000)	(100,000)
Balance, end of year	$4,400,000	$8,100,000

 At December 31, 2009 and 2010, the Company had approximately $4,400,000 and $8,100,000, respectively, of total gross unrecognized tax benefits. The Company expects a substantial portion of these amounts will be resolved in the next year. Of the total gross unrecognized tax benefits as of December 31, 2009 and 2010, $1,000,000 and $1,800,000, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2010, the Company had state net operating loss carryforwards of approximately $4,200,000, which will expire from 2011 through 2029.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax years 2006 through 2010 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

10.	STOCKHOLDERS' EQUITY
Common Stock
The Company had authorized 60,000,000 shares of common stock, par value $0.0001 per share ("Common Stock"), as of December 31, 2009. Each share of Common Stock entitled the holder to one vote on all matters submitted to a vote of the Company's stockholders. Holders of Common Stock were entitled to receive dividends, if any, as declared by the Company's board of directors, subject to any preferential dividend rights of the Preferred Stock ("Preferred Stock").
During 2010, as a part of the Reclassification described below, all shares of Common Stock, including treasury shares, were reclassified as shares of Class A common stock. No shares of Common Stock remain authorized or outstanding at December 31, 2010.
Series A Preferred Stock
The Company issued 3,220,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") during the period from inception (April 25, 2000) to December 31, 2000. The Series A Preferred Stock was issued to several officers of the Company as well as a related party at a price of $1.00 per share. Each share of Series A Preferred Stock was convertible, at the option of the holder, at any time and from time to time and without the payment of additional consideration by the holder, into three fully paid and nonassessable shares of Common Stock. On any matter presented to the stockholders of the Company, each holder of outstanding shares of Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares of Common Stock into which the Series A Preferred Stock were convertible. The Company had authorized 3,500,000 shares of Series A Preferred Stock, par value $0.0001 per share, as of December 31, 2009.
The Company was not permitted to declare or pay any cash dividends on shares of Common Stock until the holders of shares of Series A Preferred Stock had first received a cash dividend on each outstanding share of Series A Preferred Stock in an amount at least equal to the product of the per share amount and the whole number of common shares into which such shares of Series A Preferred Stock were then convertible. Additionally, all Series A Preferred Stock holders received preferential treatment in the event of the liquidation or dissolution of the Company. During the year ended December 31, 2002, 10,000 shares of Series A Preferred Stock were converted into 30,000 shares of Common Stock and repurchased by the Company. These shares had been recorded, at cost, as treasury stock in the accompanying consolidated statements of changes in stockholders' equity. Dividends were not declared in 2008, 2009 and 2010.
During 2010, as a part of the Reclassification described below, all shares of Series A Preferred Stock were reclassified into shares of Class A common stock or Class B common stock. No shares of Series A Preferred Stock remain authorized or outstanding at December 31, 2010.
Share Repurchases
During 2008, through three separate transactions, the Company repurchased 1,333,334 shares of Common Stock from certain employees and stockholders at $3.315 per share, or a total net price of $4,914,169. During 2009, the Company repurchased 144,500 shares of Common Stock from an employee at $6.055 per share, or a total net price of $874,948. During 2010, the Company repurchased 117,400 shares of Common Stock from employees at $6.55 per share, or a total net price of $768,970. The repurchased shares are recorded as treasury stock in the accompanying consolidated balance sheets for 2008, 2009 and 2010.
Warrants
As part of a previous financing agreement, the Company issued warrants to acquire 2,000,000 and 1,600,000 shares of Common Stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. During 2008, the Company repurchased 3,194,714 of these warrants at an average price of $2.505 per share, for a total price of $8.0 million. The Company recorded this transaction in additional paid-in capital and it is reflected in the accompanying consolidated balance sheets for 2009. In June 2010, the Company issued 405,286 shares of Common Stock upon the exercise of these warrants at an exercise price of $0.005 per share, and no warrants to purchase shares of the Company’s Common Stock remain outstanding.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Split and Reclassification
In July 2010, in connection with the initial public offering (discussed below), the Company implemented a “dual class” capital structure with two classes of common stock: Class A common stock and Class B common stock. In implementing this capital structure, (i) a two-for-one split of the Company’s Common Stock was effected, (ii) all outstanding shares of Common Stock were reclassified as Class A common stock; (iii) each outstanding option to purchase shares of Common Stock was converted into an option to purchase shares of Class A common stock, (iv) all holders of shares of the Company’s Series A Preferred Stock (other than George P. Sakellaris, the Company’s founder, principal stockholder, president and chief executive officer) elected to convert their shares of Series A Preferred Stock into shares of Class A common stock, and (v) all outstanding shares of the Company’s Series A Preferred Stock (which were then held solely by Mr. Sakellaris) automatically converted into shares of Class B common stock. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities).
All common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the two-for-one stock split of the Common Stock effected on July 20, 2010.  A At December 31, 2010 the Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.
Initial Public Offering
On July 27, 2010, the Company completed its initial public offering of 8,696,820 shares of Class A common stock at a price to the public of $10.00 per share. Of the shares sold, the Company issued and sold 6,000,000, and existing stockholders sold 2,696,820. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, the Company sold an additional 342,889 shares of its Class A common stock at an offering price of $10.00 per share. The offering generated gross proceeds to the Company of approximately $63,400,000, or approximately $56,400,000 net of underwriting discounts and estimated offering expenses. The offering generated gross proceeds to selling stockholders of approximately $27,000,000, or approximately $25,100,000 net of underwriting discounts. The Company incurred approximately $7,000,000 of expenses in connection with the offering.  up

11.	STOCK INCENTIVE PLAN
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2010, no stock options have been granted under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grants of Restricted Shares
In October 2006, the Company issued 2,000,000 shares of restricted stock to the Company’s principal and controlling shareholder under the 2000 Plan as consideration for providing an indemnification to the Company’s surety provider (see Note 15). The shares vested entirely upon the date three years from the date of grant. The stock was issued when the fair value was estimated to be $3.41 per share. The Company recorded an expense of $2,273,333, $1,856,036 and $0 in 2008, 2009 and 2010, respectively, related to this award. This award vested in full in October 2009. The Company recorded excess tax benefits of $2,077,128 related to the vesting of these shares in the accompanying consolidated statements of changes in stockholders' equity in 2009.
Stock Option Grants

The Company has also granted stock options to certain employees and directors under the 2000 Plan. At December 31, 2010, 8,225,144 shares would have been available for grant under the 2000 Plan; however, the Company will grant no further stock options or restricted stock awards under the 2000 Plan. The following table summarizes the activity under the 2000 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	11,042,500	$1.980
Granted	303,000	5.600
Exercised	(28,000)	(2.400)
Forfeited	(582,000)	(2.945)
Outstanding at December 31, 2008	10,735,500	2.030
Granted	862,000	6.055
Exercised	(1,738,000)	(0.505)
Forfeited	(409,300)	(2.020)
Outstanding at December 31, 2009	9,450,200	2.680
Granted	856,000	13.045
Exercised	(1,801,906)	1.484
Forfeited	(230,294)	2.074
Outstanding at December 31, 2010	8,274,000	$4.177
Options exercisable at December 31, 2010	6,066,750	$2.956
Expected to vest at December 31, 2010	1,721,747	$7.501
Options exercisable at December 31, 2009	7,033,550	$2.145

The weighted-average remaining contractual life of options expected to vest at December 31, 2010 was 4.52 years. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2010 was $18,213,570 and $19,947,860, respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding Options			Exercisable Options
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exerciseable	Weighted-Average Exercise Price
$0.450	42,500	0.02	$0.450	42,500	$0.450
0.750	400,000	0.95	0.750	400,000	0.750
0.875	1,024,700	1.54	0.875	1,024,700	0.875
1.500	20,000	2.08	1.500	20,000	1.500
1.750	243,500	2.53	1.750	243,500	1.750
1.875	162,500	2.75	1.875	162,500	1.875
2.750	1,171,750	3.53	2.750	1,159,750	2.750
3.000	60,000	4.07	3.000	60,000	3.000
3.250	1,295,050	2.70	3.250	1,195,500	3.250
3.410	1,033,000	2.54	3.410	747,700	3.410
4.220	919,000	3.20	4.220	554,700	4.220
6.055	1,046,000	4.95	6.055	305,900	6.055
13.045	856,000	5.82	13.045	150,000	13.045
	8,274,000			6,066,750

Cash received from option exercise under all stock-based payment arrangements for the years ended December 31, 2008, 2009 and 2010 was $67,250, $874,760 and $2,674,764, respectively. Total shares exercised during 2008 included cashless exercises.
Under the terms of the 2000 Plan, all options expire if not exercised within ten years after the grant date. The options generally vest over five years at a rate of 20% after the first year, and at a rate of five percent every three months beginning one year after the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise vested options or they are forfeited.
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2008, 2009 and 2010:

Years Ended December 31,
	2008	2009	2010
Future dividends	$ -	$ -	$ -
Risk-free interest rate	2.90-5.07%	2.00-2.94%	2.59-3.11%
Expected volatility	48%-54%	57%-59%	57%-59%
Expected life	6.5 years	6.5 years	6.5 years

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The weighted-average fair value of stock options granted during the years ended December 31, 2008, 2009 and 2010, under the Black-Scholes option pricing model was $5.46, $7.19 and $7.57, respectively, per share. For the years ended December 31, 2008, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $508,000, $1,312,685 and $2,498,660, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of December 31, 2010, there was approximately $9,077,896 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.83 years.

12.	EMPLOYEE BENEFITS

The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were approximately $1,495,000, $2,238,373 and $2,597,135 for the years ended December 31, 2008, 2009 and 2010, respectively.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2017. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2008, 2009 and 2010 was approximately $3,442,000, $3,328,646 and $3,720,349, respectively.
The Company's lease obligations under operating leases are as follows:

Operating Leases
Years ended December 31,:
2011	$2,476,506
2012	1,868,474
2013	1,353,431
2014	999,137
2015	990,413
Thereafter	1,053,535
Total minimum lease payments	$8,741,496

Legal Proceedings

In 2009, a lawsuit was filed against the Company. In the lawsuit, the plaintiff alleged that the Company caused action for damages by soliciting and hiring the plaintiff's employees. The Company and the plaintiff settled the lawsuit by the Company paying $1.8 million to the plaintiff and in exchange both parties agreed to dismiss the lawsuit and reciprocally release and discharge each other from all claims stated or which could have been stated in the action against each other. The settlement was not construed as an admission of any wrongdoing, but rather was an economic decision to settle and compromise disputed claims. The settlement was recorded in 2009 in general, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income.
At the time of the Company's 2006 acquisition of Select Energy Systems, Inc., the U.S. government was conducting an

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investigation of contracting practices at a site where the acquired company had performed energy conservation work. The Company negotiated financial concessions from the seller and had accrued for this contingency as part of its estimated opening balance sheet. Therefore, the Company had recorded $5.9 million as the best estimate of costs associated with managing and settling this contingency at May 5, 2006. During 2008, based on consultations with the customer and with legal advisors, the Company concluded that the contingency was no longer required. The recovery of $5.9 million was recorded for 2008 and is included in general, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income.
On February 27, 2009, the Company received notice of a default termination from a customer for which the Company was performing construction services. The dispute involves the customer's assertion of its understanding of the contractual scope of work involved and with the completion date of the project. The Company disputes the customer's assertion as it believes that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, the Company filed a motion for summary judgment as to a portion of the complaint. In March 2010, the customer filed its response. Discovery is currently ongoing. A hearing on the Company's motion is scheduled for July 1, 2012.
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company's expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $3.6 million outstanding with the customer as of December 31, 2010. As of December 31, 2010, the Company has not recognized any revenue or profit associated with these claims.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.

14.	GEOGRAPHIC INFORMATION

The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets as of December 31, 2009 and 2010, and revenues from sales to unaffiliated customers for the years ended December 31, 2008, 2009 and 2010, between those in the United States and those in other locations, is as follows:

	2009	2010
Assets:
United States	$322,599,256	$510,333,759
Canada	52,945,352	72,012,318
Other	—	104,896
	$375,544,608	$582,450,973

	2008	2009	2010
Revenue:
United States	$308,559,860	$341,607,504	$514,372,208
Canada	84,070,159	83,632,845	101,870,281
Other	3,223,710	3,276,240	1,984,170
	$395,853,729	$428,516,589	$618,226,659

15.	RELATED PARTY TRANSACTIONS

The Company's principal and controlling shareholder previously provided a limited personal indemnification to the surety companies that provide performance and payment bonds and other surety products to the Company. In 2006, the Company issued 2,000,000 shares of restricted stock to the Company's principal and controlling shareholder under the 2000 Stock Incentive Plan (see Note 11) as compensation for providing the personal indemnification. In 2009, the Company issued 600,000 stock options to the principal and controlling shareholder under the 2000 Stock Incentive Plan as compensation for providing the personal indemnification.

During 2010, in connection with the initial public offering (see Note 10), the limited personal indemnification provided by the Company's principal and controlling shareholder was removed.

16.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following items at December 31, 2008, 2009 and 2010:

	2008	2009	2010
Gain realized from derivative	$—	$2,493,980	$—
Unrealized (loss) gain from derivatives	(2,831,524)	2,263,802	(133,591)
Interest expense, net of interest income	(2,117,567)	(2,993,250)	(4,380,183)
Amortization of deferred financing costs	(238,454)	(201,622)	(566,772)
	$(5,187,545)	$1,562,910	$(5,080,546)

During 2009, the Company purchased an interest rate cap from a major bank to mitigate effects of rising interest rates on a fixed rate customer contract for approximately $2,200,000. The Company terminated the agreement in 2009 and realized a gain of approximately $2,500,000. The Company did not designate this derivative as a cash flow hedge; therefore hedge accounting was not applied.

17.	FAIR VALUE MEASUREMENT

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
Level 3:  Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis for the years ended December 31, 2009 and 2010:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value as of December 31,
	Level	2009	2010
Liabilities:
Interest rate swap instruments	2	$1,933,535	$3,632,238
Total liabilities		$1,933,535	$3,632,238

The fair value of the Company's interest rate swaps was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities. As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swaps to determine if a credit risk adjustment was required.
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in the impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the years ended December 31, 2008, 2009 and 2010. The Company did record an impairment charge on long-lived assets during 2008 (see Note 2).

18.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At December 31, 2009 and 2010, the following table presents information about the fair value amounts of the Company's derivative instruments:

	Liability Derivatives as of December 31,
	2009		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$1,933,535	Other liabilities	$—
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$3,632,238

The following table presents information about the effects of the Company's derivative instruments on the consolidated statements of income and comprehensive income:

	Location of Gain (Loss) Recognized in Income on	Amount of (Loss) Gain Recognized in Income on Derivative for the Years Ended December 31,
	Derivative	2008	2009	2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Interest (expense) income	$(2,831,524)	$2,263,802	$(133,591)
Interest rate cap	Interest (expense) income	$—	$2,493,980	$—

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2010
	Loss Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,565,112	$1,292,228

19.	BUSINESS SEGMENT INFORMATION

The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of three regions: northeast U.S., southeast U.S. and southwest U.S. These regions have similar economic characteristics - in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these three regions meet the aggregation criteria set forth in ASC 280. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses - salaries and benefits, project development costs, and general, administrative and other - not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the years ended December 31, 2008, 2009 and 2010 unallocated corporate expenses were $31,938,110, $25,090,295 and $30,721,689, respectively. Income before taxes and unallocated corporate expenses for all other in December 31, 2008, 2009 and 2010 was $21,265,539, $21,318,368 and $9,875,322, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).`

Ameresco, Inc. and
Subsidiaries
Fiscal 2010 Segment Reporting

	U.S. Federal	Central U.S Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$177,522,351	$100,327,256	$142,456,529	$101,408,237	$96,512,286	$618,226,659
Interest income	$—	$—	$—	$33,195	$397,805	$431,000
Interest expense	$—	$—	$—	$2,686	$4,942,083	$4,944,769
Depreciation	$181,174	$8,733	$—	$492,174	$10,737,105	$11,419,186
Income (loss) before taxes	$21,443,966	$10,378,682	$25,582,985	$4,352,485	$(20,846,367)	$40,911,751
Total assets	$210,456,641	$26,338,559	$122,524,864	$72,012,318	$151,118,591	$582,450,973
Capital expenditures	$672,617	$68,097	$1,606,508	$10,277,279	$27,002,027	$39,626,528

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ameresco, Inc. and
Subsidiaries
Fiscal 2009 Segment Reporting

	U.S. Federal	Central U.S Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$87,579,580	$88,067,983	$77,828,302	$83,632,845	$91,407,879	$428,516,589
Interest income	$—	$—	$—	$23,511	$74,439	$97,950
Interest expense	$—	$—	$—	$—	$(1,464,960)	$(1,464,960)
Depreciation	$91,884	$17,900	$—	$254,110	$6,269,796	$6,633,690
Income (loss) before taxes	$11,276,053	$10,121,160	$5,076,943	$4,154,533	$(3,771,927)	$26,856,762
Total assets	$66,104,336	$25,501,159	$109,502,883	$52,945,352	$121,490,878	$375,544,608
Capital expenditures	$113,515	$8,528	$780,576	$914,980	$19,821,998	$21,639,597

Ameresco, Inc. and
Subsidiaries
Fiscal 2008 Segment Reporting

	U.S. Federal	Central U.S Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$69,325,020	$74,989,373	$78,708,984	$84,000,159	$88,830,193	$395,853,729
Interest income	$2,911	$—	$—	$186,101	$18,031	$207,043
Interest expense	$67	$—	$—	$—	$5,394,521	$5,394,588
Depreciation	$103,869	$24,305	$—	$164,731	$3,485,361	$3,778,266
Income (loss) before taxes	$5,016,832	$8,156,402	$12,833,182	$4,154,382	$(10,672,571)	$19,488,227
Total assets	$46,348,552	$8,334,915	$67,758,222	$40,847,585	$128,737,699	$292,026,973
Capital expenditures	$76,367	$24,422	$1,372,869	$160,653	$41,387,627	$43,021,938

20.	SUBSEQUENT EVENTS
In February and March 2011, the Company received a total of $6,695,711 in additional grant awards from the U.S. Treasury Department under Section 1603 of the Act. See Note 5 for more information on the Act.
During January 2011, the Company granted options to purchase 28,688 shares of common stock under the 2010 Stock Incentive Plan (See Note 11). The options were granted at an exercise price of $16.290 per share.
During January, February and through March 29, 2011, a total of 667,246 shares were issued upon the exercise of options under the 2000 Stock Incentive Plan at an average price of $2.080 per share. Total proceeds received were $1,387,776.
The Company has evaluated subsequent events through the date of this filing.

21.	UNAUDITED QUARTERLY INFORMATION
The following tables set forth selected unaudited condensed consolidated statement of operations data for each of the eight quarters ended December 31, 2010. Operating results for any quarter are not necessarily indicative of results for any future period.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, in thousands, except share and per share data)
Net revenues	$105,629	$141,355	$191,901	$179,342
Direct expenses	87,230	115,201	157,021	148,073
Operating expenses	15,836	14,140	15,967	18,766
Total expenses	103,066	129,341	172,988	166,839
Operating income	2,563	12,014	18,913	12,503
Other (expense) income, net	(856)	(1,217)	(2,010)	(998)
Income before provision for income taxes	1,707	10,797	16,903	11,505
Income tax provision	(429)	(3,089)	(4,862)	(3,805)
Net income	$1,278	$7,708	$12,041	$7,700
Net income per share attributable to common shareholders:
Basic	$0.10	$0.56	$0.35	$0.19
Diluted	$0.03	$0.20	$0.28	$0.17
Weighted average common shares outstanding:
Basic	13,282,284	13,742,472	34,434,352	41,086,998
Diluted	36,587,847	38,412,419	43,445,391	46,147,728

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, in thousands, except share and per share data)
Net revenues	$73,387	$89,457	$132,294	$133,378
Direct expenses	59,694	74,111	108,377	106,634
Operating expenses	13,025	13,576	12,341	15,464
Total expenses	72,719	87,687	120,718	122,098
Operating income	668	1,770	11,576	11,280
Other (expense) income, net	(24)	613	924	51
Income before provision for income taxes	644	2,383	12,500	11,331
Income tax provision	(225)	(663)	(4,306)	(1,757)
Net income	$419	$1,720	$8,194	$9,574
Net income per share attributable to common shareholders:
Basic
Diluted	$0.04	$0.18	$0.86	$0.85
Weighted average common shares outstanding:	$0.01	$0.05	$0.23	$0.27
Basic
Diluted	9,621,351	9,549,427	9,559,545	11,224,458
Net revenues	32,957,183	34,926,267	35,625,835	35,306,526

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ameresco, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Ameresco, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statement of income and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGLADREY & PULLEN, LLP
Boston, Massachusetts
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ameresco, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Ameresco, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Caturano and Company, Inc.
Caturano and Company, Inc.
Boston, Massachusetts
July 20, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
Management's Annual Report on Internal Control over Financial Reporting.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in March 2012). See “We have a material weakness in our internal control over financial reporting. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us,” in Item 1A, Risk Factors of this Annual Report on Form 10-K.
Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting.
As disclosed in our Registration Statement on Form S-1 (File No. 333-165821), which was declared effective by the SEC on July 21, 2010, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We did not have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. In addition, in connection with our fiscal 2010 audit, we concluded that we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. Although we recently hired directors of SEC reporting and taxation, these new employees will require time and training to learn our business and operating processes and procedures. Moreover, we expect to find it necessary to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. We may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. For the near-term future, until such personnel are familiar with our business and reporting structure, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Executive Officers” at the end of Item 1 in Part I of this report.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Investor Relations section of our website, which is located at www.ameresco.com. In addition, we intend to post on our website all disclosures that are required by law or applicable NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Annual Report on Form 10-K.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2011 annual meeting of stockholders.

Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2011 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2010:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	8,274,000	$4.177	10,000,000
Equity compensation plans not approved by security holders	—	$—	—
Total	8,274,000	$4.177	10,000,000

(1) Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.
(2) All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2010, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2011 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2011 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2011 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Consolidated Financial Statements.
The following consolidated financial statements of Ameresco Inc. are filed in Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.
Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.
(3) Exhibits.
The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: March 31, 2011	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
George P. Sakellaris
/s/ Andrew B. Spence	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Andrew B. Spence
/s/ David J. Anderson	Director	March 31, 2011
David J. Anderson
/s/ David J. Corrsin	Director	March 31, 2011
David J. Corrsin
/s/ William M. Bulger	Director	March 31, 2011
William M. Bulger
/s/ Douglas I. Foy	Director	March 31, 2011
Douglas I. Foy
/s/ Michael E. Jesanis	Director	March 31, 2011
Michael E. Jesanis
/s/ Guy W. Nichols	Director	March 31, 2011
Guy W. Nichols
/s/ Joseph W. Sutton	Director	March 31, 2011
Joseph W. Sutton

Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 27, 2010 and filed with the Commission on July 30, 2010 (file no. 011-34811) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of Ameresco, Inc. Filed as Exhibit 3.3 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.
4.1
Specimen Certificate evidencing shares of Class A common stock. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

10.1.1
Lease dated November 20, 2000 between Ameresco, Inc. and BCIA New England Holdings, LLC. Filed as Exhibit 10.1 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.1.2
First Amendment to Lease dated November 2001 by and between Ameresco, Inc. and BCIA New England Holdings, LLC. Filed as Exhibit 10.2 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.1.3
Second Amendment to Lease and Extension Agreement dated April 8, 2005 by and between Ameresco, Inc. and BCIA New England Holdings, LLC. Filed as Exhibit 10.3 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.1.4
Third Amendment to Lease dated April 17, 2007 by and between RREEF America REIT III-Z1 LLC and Ameresco, Inc. Filed as Exhibit 10.4 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.1.5
Fourth Amendment to Lease dated January 1, 2010 by and between RREEF America REIT III-Z1 LLC and Ameresco, Inc. Filed as Exhibit 10.17 to our Registration Statement on Form S-1 (pre-effective amendment no. 3; reg. no. 333-165821) and incorporated herein by reference.

10.2
Amended and Restated Credit and Security Agreement dated June 10, 2008 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.5 to our Registration Statement on Form S-1 (pre-effective amendment no. 2; reg. no. 333-165821) and incorporated herein by reference.

10.3.1+	Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.6 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.
10.3.2+
Form of Incentive Stock Option Agreement granted under Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.7 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.3.3+
Form of Non-Qualified Stock Option Agreement granted under Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.8 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.3.4+
Form of Restricted Stock Agreement granted under Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.9 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

Exhibit Number	Description
10.4.1+	Ameresco, Inc. 2010 Stock Incentive Plan. Filed as Exhibit 10.10 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.
10.4.2+
Form of Incentive Stock Option Agreement granted under Ameresco, Inc. 2010 Stock Incentive Plan. Filed as Exhibit 10.11 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

10.4.3+
Form of Director Stock Option Agreement granted under Ameresco, Inc. 2010 Stock Incentive Plan. Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

10.5.1+	Form of Executive Employment Agreement. Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.
10.5.2+
Employment Agreement dated as of June 4, 2010 between Ameresco, Inc. and David J. Anderson. Filed as Exhibit 10.19 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

10.5.3+
Employment Agreement dated as of June 2, 2010 between Ameresco, Inc. and Louis P. Maltezos. Filed as Exhibit 10.20 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

10.5.4+
Employment Agreement dated as of June 4, 2010 between Ameresco. Inc. and David J. Corrsin. Filed as Exhibit 10.21 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

10.5.5+
Employment Agreement dated as of June 3, 2010 between Ameresco, Inc. and Keith A. Derrington. Filed as Exhibit 10.22 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

10.5.6
Employment Agreement dated as of June 4, 2010 between Ameresco, Inc. and Michael T. Bakas. Filed as Exhibit 10.23 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

10.6.1*	Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director.
10.6.2*	Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director.
10.7
Stockholder Agreement dated as of September 25, 2008 by and among Ameresco, Inc., Samuel T. Byrne, AMCAP Holdings, Ltd., George P. Sakellaris and such other persons who from time to time become party thereto. Filed as Exhibit 10.14 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.8++
Revised Final Proposal, DOE Savannah River Site, Biomass Cogeneration Facility and K and L Area Heating Plants, submitted by Ameresco Federal Solutions, under DOE Contract No. DE-AM36-02NT41457, May 11, 2009. Filed as Exhibit 10.16 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of McGladrey & Pullen, LLP.
23.2*	Consent of Caturano & Company, Inc.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*    Filed herewith.
**    Furnished herewith.
+    Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.
++    Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.