Form 10-Q
period 2011-03-31
Ameresco, Inc.
filed 2011-05-13
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 9, 2011
Class A Common Stock, $0.0001 par value per share	24,159,268
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,691,021	$29,349,636
Restricted cash	9,197,447	9,060,696
Accounts receivable, net	68,584,304	76,775,498
Accounts receivable retainage	18,452,777	17,263,504
Costs and estimated earnings in excess of billings	35,556,425	41,842,664
Inventory, net	6,780,092	8,413,306
Prepaid expenses and other current assets	8,471,628	8,545,105
Income tax receivable	2,511,542	7,171,748
Deferred income taxes	9,908,240	12,178,736
Project development costs	7,556,345	6,640,028
Total current assets	211,709,821	217,240,921
Federal ESPC receivable financing	193,551,495	216,131,523
Property and equipment, net	5,406,387	5,863,820
Project assets, net	145,147,475	143,021,635
Deferred financing fees, net	3,412,186	3,351,942
Goodwill	20,580,995	20,580,995
Other assets	4,598,980	4,013,591
	372,697,518	392,963,506
	584,407,339	610,204,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	4,722,118	11,044,064
Accounts payable	95,302,897	72,434,421
Accrued expenses	12,517,671	12,910,913
Billings in excess of cost and estimated earnings	27,555,894	23,192,383
Income taxes payable	2,488,672	1,719,555
Total current liabilities	142,587,252	121,301,336
Long-term debt, less current portion	202,409,484	231,937,832
Deferred income taxes	12,013,799	16,585,132
Deferred grant income	4,200,929	6,280,019
Other liabilities	28,144,144	30,098,408
	$246,768,356	$284,901,391
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,	March 31,
	2010	2011
		(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and March 31, 2011	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,925,649 shares issued and 23,092,365 outstanding at December 31, 2010, 28,619,649 shares issued and 23,786,365 outstanding at March 31, 2011	2,793	2,862
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2010 and March 31, 2011	1,800	1,800
Additional paid-in capital	74,069,087	76,735,456
Retained earnings	126,609,101	131,897,386
Accumulated other comprehensive income	3,551,521	4,546,767
Less — treasury stock, at cost, 4,833,284 shares and 4,833,284 shares, respectively	(9,182,571)	(9,182,571)
Total stockholders’ equity	195,051,731	204,001,700
	$584,407,339	$610,204,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2011
	(Unaudited)
Revenue:
Energy efficiency revenue	$74,887,569	$106,193,265
Renewable energy revenue	30,741,017	40,226,504
	105,628,586	146,419,769
Direct expenses:
Energy efficiency expenses	62,524,147	86,361,423
Renewable energy expenses	24,705,410	32,075,313
	87,229,557	118,436,736
Gross profit	18,399,029	27,983,033
Operating expenses:
Salaries and benefits	8,157,029	10,084,732
Project development costs	3,129,437	4,401,577
General, administrative and other	4,549,938	5,193,334
	15,836,404	19,679,643
Operating income	2,562,625	8,303,390
Other income (expense), net (Note 8)	(855,689)	(900,437)
Income before provision for income taxes	1,706,936	7,402,953
Income tax provision	(429,258)	(2,114,668)
Net income	1,277,678	5,288,285
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedge, net of tax	(320,227)	239,848
Foreign currency translation adjustment	993,899	755,398
Comprehensive income	$1,951,350	$6,283,531
Net income per share attributable to common shareholders:
Basic	$0.10	$0.13
Diluted	$0.03	$0.12
Weighted average common shares outstanding:
Basic	13,282,284	41,322,276
Diluted	36,587,847	45,823,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

															Accumulated
	Series A Preferred								Additional						Other	Total
	Stock		Class B Common Stock			Class A Common Stock			Paid-in	Retained		Treasury Stock			Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount		Shares		Amount	Capital	Earnings		Shares		Amount	Income	Equity
Balance, December 31, 2010	—	$—	18,000,000	$1,800		27,925,649		$2,793	$74,069,087	$126,609,101		4,833,284		$(9,182,571)	$3,551,521	$195,051,731
Exercise of stock options, net	—	—	—	—		694,000		69	1,416,022	—	—	—	—	—	—	1,416,091
Stock-based compensation expense, including excess tax benefits of $391,297	—	—	—	—	—	—	—	—	1,250,347	—	—	—	—	—	—	1,250,347
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	755,398	755,398
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	—	239,848	239,848
Net income	—	—	—	—		—		—	—	5,288,285		—		—	—	5,288,285
Balance, March 31, 2011	—	$—	18,000,000	$1,800		28,619,649		$2,862	$76,735,456	$131,897,386		4,833,284		$(9,182,571)	$4,546,767	$204,001,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$1,277,678	$5,288,285
Adjustments to reconcile net income to cash used in operating activities:
Depreciation of project assets	1,755,132	2,210,612
Depreciation of property and equipment	387,531	471,789
Amortization of deferred financing fees	70,350	110,833
Provision for bad debts	17,834	24,186
Unrealized loss on interest rate swaps	(133,591)	—
Stock-based compensation expense	439,086	859,050
Deferred income taxes	1,602,408	2,692,134
Excess tax benefits from stock-based compensation arrangements	—	(391,297)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	214,939	40,912,909
Accounts receivable	10,914,236	(7,620,850)
Accounts receivable retainage	(3,294,743)	1,439,552
Federal ESPC receivable financing	1,850,132	(36,506,536)
Inventory	(543,415)	(1,633,214)
Costs and estimated earnings in excess of billings	(2,704,612)	(6,143,202)
Prepaid expenses and other current assets	(3,516,043)	(21,209)
Project development costs	132,260	921,076
Other assets	1,199,776	619,317
Increase (decrease) in:
Accounts payable and accrued expenses	(28,098,390)	(23,204,150)
Billings in excess of cost and estimated earnings	(705,848)	(4,546,509)
Other liabilities	933,533	4,342,540
Income taxes payable	266,389	(5,446,587)
Net cash used in operating activities	(17,935,358)	(25,621,271)
Cash flows from investing activities:
Purchases of property and equipment	(424,376)	(895,230)
Purchases of project assets	(5,874,481)	(6,591,203)
Grant awards received on project assets	—	6,695,711
Net cash used in investing activities	$(6,298,857)	$(790,722)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended March 31,
	2010	2011
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$391,297
Payments of financing fees	(186,078)	(50,589)
Proceeds from exercises of stock options	—	1,416,091
Proceeds from senior secured credit facility	5,017,004	5,000,000
Proceeds from long-term debt financing	812,398	5,500,089
Restricted cash	(4,309,781)	(587,567)
Payments on long-term debt	(1,342,551)	(911,878)
Net cash (used in) provided by financing activities	(9,008)	10,757,443
Effect of exchange rate changes on cash	677,162	313,165
Net decrease in cash and cash equivalents	(23,566,061)	(15,341,385)
Cash and cash equivalents, beginning of year	47,927,540	44,691,021
Cash and cash equivalents, end of period	$24,361,479	$29,349,636
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$817,393	$471,352
Income taxes	$959,060	$3,254,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the "Company") was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company's comprehensive set of services includes upgrades to a facility's energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic equipment worldwide. The Company operates in the United States, Canada, and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company's generating assets; and 3) direct payment for photovoltaic equipment and systems.
The condensed consolidated financial statements as of December 31, 2010 and March 31, 2011, and for the three months ended March 31, 2010 and 2011, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2010 and 2011, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Codification
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification ("ASC").
A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ameresco, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within stockholders' equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates with regard to these condensed consolidated financial statements relate to the estimation of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long lived assets, income taxes and estimating potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

amount of cash and cash equivalents approximates their fair value.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts ("ESPCs"), as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the three months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,
	2010	2011
Balance, beginning of period	$1,602,079	$1,677,278
Charges to costs and expenses	17,834	24,186
Account write-offs and other deductions	(32,356)	(30,475)
Balance, end of period	$1,587,557	$1,670,989
At December 31, 2010 and March 31, 2011, no customer accounted for more than 10% of the Company's total accounts receivable.
During the three months ended March 31, 2010 and 2011, one customer accounted for approximately 14.1% and 11.5%, respectively, of the Company's total revenue.
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
Federal ESPC Receivable Financing
Federal ESPC receivable financing represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company's financial statements.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2010 was $252,113. No interest was capitalized for the three months ended March 31, 2011.
Routine maintenance costs are expensed in the current year's condensed consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of income and comprehensive income.dd
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the amount that the carrying value exceeds the fair value. d
In February and March 2011, the Company received a total of $6,695,711 in grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the "Act"). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,200,929 and $6,280,019 in the accompanying condensed consolidated balance sheets at December 31, 2010 and March 31, 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.

Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. All deferred financing fees are amortized over the respective term of the financing.
Goodwill
The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base price of the Company's publicly traded stock for a sustained period of time.  Although the Company believes goodwill and intangible assets are appropriately stated in the accompanying condensed consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
During April 2011, the Company made an additional payment of approximately $2,000,000 in accordance with certain provisions of the stock purchase agreement with the former shareholders of Quantum Engineering and Development, Inc. ("Quantum"). The payment has been reflected retrospectively as additional goodwill in the accompanying consolidated balance sheets in accordance with ASC 805, Business Combinations.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accredited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income and comprehensive income. As of December 31, 2010 and March 31, 2011, the Company had no AROs.
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
Billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced at December 31, 2010 and March 31, 2011.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 3 for additional information on the Company's income taxes.
Foreign Currency Translation
The local currency of the Company's foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency translation gains and losses are reported in the condensed consolidated statements of income and comprehensive income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, long-term contract

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2010 or for the three months ended March 31, 2011.
Fair Value Measurements
In 2009, the Company adopted fair value measurements for all of its non-financial assets and non-financial liabilities, except for those recognized at fair value in the financial statements at least annually. These assets include goodwill and long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities initially measured at fair value in a business combination. The Company's adoption of this guidance did not have a material impact on its condensed consolidated financial statements.
The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2011, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $1,327,567. This is based on quoted market prices or on rates available to the Company for debt with similar terms and

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

maturities.
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
A portion of the Company's project financing includes two projects that utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Accordingly, the Company recognized the change in fair value of these derivatives in the consolidated statements of income prior to April 1, 2010, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from derivative instruments were reported as operating activities in the consolidated statements of cash flows.
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
With respect to the Company's interest rate swaps that had been designated as cash flow hedges, the Company recorded an unrealized loss in earnings during the three months ended March 31, 2010 of approximately $133,591 as other income (expense) in the condensed consolidated statements of income and comprehensive income.  N No unrealized gains (losses) were recognized during the three months ended March 31, 2011.
See Note 10 for additional information on the Company's derivative instruments.
Earnings Per Share
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares, including vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using: the weighted-average outstanding common shares; the dilutive effect of convertible preferred stock, under the "if converted" method; and the treasury stock method with regard to warrants and stock options; all as determined under the treasury stock method.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Three Months Ended March 31,
	2010	2011
Basic and diluted net income	$1,277,678	$5,288,285
Basic weighted-average shares outstanding	13,282,284	41,322,276
Effect of dilutive securities:
Preferred stock	19,260,000	—
Stock options	3,640,446	4,500,814
Warrants	405,117	—
Diluted weighted-average shares outstanding	36,587,847	45,823,090

For the three months ended March 31, 2010, no shares of common stock were excluded from the calculation of dilutive shares. For the three months ended March 31, 2011, 28,688 shares of common stock related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics - in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses - salaries and benefits, project development costs and general, administrative and other - not specifically allocated to the segments. For the three months ended March 31, 2010 and 2011, unallocated corporate expenses were $7,339,180 and $9,696,178, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended March 31, 2010 and 2011 was $3,425,154 and $4,071,183, respectively. See Note 11.

3. INCOME TAXES
The provision for income taxes was $429,258 and $2,114,668, for the three months ended March 31, 2010 and 2011, respectively. The effective tax rate changed to 28.57% for the three months ended March 31, 2011, from 25.18% for the three months ended March 31, 2010. The overall rates vary from the statutory rate due to the benefit of certain energy efficiency preferences the Company generates during the year.

4. STOCK INCENTIVE PLAN
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and authorized the Company to reserve 12,000,000 shares of its then authorized common stock, par value $0.0001 per share ("Common Stock") for issuance under the 2000 Plan. From 2001 to 2009, the Company’s Board of Directors authorized the Company to reserve an additional 16,500,000 shares of Common Stock for issuance under the 2000 Plan, bringing the total number of shares of Common Stock reserved under the 2000 Plan to 28,500,000. The 2000 Plan provided for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted stock awards under the 2000 Plan.
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2010, no stock options had been granted under the 2010 Plan. During the three months ended March 31, 2011, the Company granted options to purchase 28,688 shares of Class A common stock under the 2010 Plan. The options were granted at an exercise price of $16.29 per share.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling shareholder, under the 2000 Plan. At March 31, 2011, 6,453,850 shares would have been available for grant under the 2000 Plan; however, the Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees under the 2010 Plan. At March 31, 2011, 9,971,312 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	8,274,000	$4.177
Granted(1)	28,688	16.290
Exercised	(696,000)	(2.043)
Forfeited	(53,100)	(1.719)
Outstanding at March 31, 2011	7,553,588	$4.437
Options exercisable at March 31, 2011	5,563,101	$3.169
Expected to vest at March 31, 2011	1,574,484	$7.992
Options exercisable at December 31, 2010	6,066,750	$2.956

(1) Grants are related to the 2010 Plan.
The weighted-average remaining contractual life of all options expected to vest at March 31, 2011 was 4.36 years. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $8,546,291.
The following table summarizes information about stock options outstanding at March 31, 2011:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$0.750	376,146	0.70	$0.750	376,146	$0.750
2000 Plan	0.875	722,765	1.23	0.875	722,765	0.875
2000 Plan	1.500	20,000	1.83	1.500	20,000	1.500
2000 Plan	1.750	243,500	2.29	1.750	243,500	1.750
2000 Plan	1.875	162,500	2.50	1.875	162,500	1.875
2000 Plan	2.750	1,023,439	3.28	2.750	1,011,439	2.750
2000 Plan	3.000	50,500	3.83	3.000	50,500	3.000
2000 Plan	3.250	1,119,210	2.26	3.250	1,062,628	3.250
2000 Plan	3.410	1,018,750	2.29	3.410	789,999	3.410
2000 Plan	4.220	895,000	2.96	4.220	582,190	4.220
2000 Plan	6.055	1,037,090	4.71	6.055	378,934	6.055
2000 Plan	13.045	856,000	5.43	13.045	162,500	13.045
2010 Plan	16.290	28,688	6.32	16.290	—	16.290
		7,553,588			5,563,101

During the three months ended March 31, 2011, a total of 696,000 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.043 per share. Cash received from option exercise under all stock-based payment arrangements for the three months ended March 31, 2011 was $1,421,591. No options were exercised during the three months ended March 31, 2010.
Under the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. The options

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

generally vest over five years at a rate of 20% after the first year, and at a rate of five percent every three months beginning one year after the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise vested options or they are forfeited.
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2010 and 2011:

	Year Ended December 31,	Three Months Ended March 31,
	2010	2011
Future dividends	$ -	$ -
Risk-free interest rate	2.59-3.11%	2.58%
Expected volatility	57%-59%	41%-43%
Expected life	6.5 years	6.5 years

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to the stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the accompanying condensed consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the accompanying condensed consolidated financial statements. These expenses will affect the direct expenses, salaries and benefits and project development costs expenses.
The weighted-average fair value of stock options granted during the three months ended March 31, 2011, under the Black-Scholes option pricing model was $7.452 per share. For the three months ended March 31, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $439,086 and $859,050, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of March 31, 2011, there was approximately $9,542,866 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.24 years.

5. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
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
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company's expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $3.9 million outstanding with the customer as of March 31, 2011. As of March 31, 2011, the Company has not recognized any revenue or profit associated with these claims.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.
Compensation Commitment
Related to the Company's acquisition of Quantum in the third quarter of 2010, certain individuals are eligible to receive additional compensation. Total potential additional compensation is up to $1,150,000 and will be recognized as earned.
6. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2010 and March 31, 2011 and revenues from sales to unaffiliated customers for the three months ended March 31, 2010 and 2011 between those in the United States and those in other locations, is as follows:

	December 31,	March 31,
	2010	2011
Assets:
United States	$512,290,125	$541,241,121
Canada	72,012,318	68,894,164
Other	104,896	69,142
	$584,407,339	$610,204,427

	Three Months Ended March 31,
	2010	2011
Revenue:
United States	$86,912,684	$121,618,230
Canada	18,569,416	24,708,399
Other	146,486	93,140
	$105,628,586	$146,419,769

7. RELATED PARTY TRANSACTIONS
The Company's principal and controlling shareholder previously provided a limited personal indemnification to the surety companies that provide performance and payment bonds and other surety products to the Company. During 2010, in connection with the initial public offering the limited personal indemnification provided by the Company's principal and controlling shareholder was removed.

8. OTHER INCOME (EXPENSE), NET
Other income (expense), net, consisted of the following items for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Unrealized loss from derivatives	$(133,591)	$—
Interest expense, net of interest income	(651,748)	(789,604)
Amortization of deferred financing fees	(70,350)	(110,833)
	$(855,689)	$(900,437)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

9. FAIR VALUE MEASUREMENT
The Company recognizes its financial assets and liabilities at fair value on a recurring basis (at least annually). Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs that may be used to measure fair value are as follows:
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
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011:

		Fair Value as of
		December 31,	March 31,
	Level	2010	2011
Liabilities:
Interest rate swap instruments	2	$3,632,238	$3,232,491
Total liabilities		$3,632,238	$3,232,491

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
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in the impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the year ended December 31, 2010 or for the three months ended March 31, 2011.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2010 and March 31, 2011, the following table presents information about the fair value amounts of the Company's derivative instruments:

	Liability Derivatives as of
	December 31, 2010		March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,632,238	Other liabilities	$3,232,491

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the effects of the Company's derivative instruments on the condensed consolidated statements of income and comprehensive income:

	Location of Gain (Loss) Recognized in	Amount of Loss Recognized in Income on Derivative for the Periods Ended March 31, are as follows:
	Income on Derivative	2010	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Interest (expense) income	$(133,591)	$—

	As of March 31, 2011
	Gain Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$399,747	$(401,574)

11. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics - in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses - salaries and benefits, project development costs, and general, administrative and other - not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended March 31, 2010 and 2011 unallocated corporate expenses were $7,339,180 and $9,696,178, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended March 31, 2010 and 2011 was $3,425,154 and $4,071,183, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).

Ameresco, Inc. and Subsidiaries
Fiscal First Quarter 2011 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$42,069,499	$17,477,761	$36,992,727	$24,544,450	$25,335,332	$146,419,769
Interest income	$—	$—	$—	$15,197	$102,237	$117,434
Interest expense	$—	$—	$—	$12,081	$894,957	$907,038
Depreciation	$56,211	$6,579	$—	$99,394	$2,520,217	$2,682,401
Income (loss) before taxes	$6,547,803	$(391,337)	$5,881,595	$989,887	$(5,624,995)	$7,402,953
Total assets	$227,783,304	$18,186,491	$144,747,567	$68,894,164	$150,592,901	$610,204,427
Capital expenditures	$35,542	$10,306	$590,159	$902,400	$5,948,026	$7,486,433

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Ameresco, Inc. and Subsidiaries
Fiscal First Quarter 2010 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$24,878,648	$18,606,701	$21,682,401	$18,353,817	$22,107,019	$105,628,586
Interest income	$—	$—	$—	$7,191	$306	$7,497
Interest expense	$—	$—	$—	$51	$863,135	$863,186
Depreciation	$20,400	$1,266	$—	$102,185	$2,018,812	$2,142,663
Income (loss) before taxes	$1,982,606	$1,035,080	$2,209,480	$393,796	$(3,914,026)	$1,706,936
Total assets	$88,780,644	$15,619,554	$67,280,695	$52,912,776	$157,604,210	$382,197,879
Capital expenditures	$12,991	$7,638	$353,509	$982,961	$4,941,758	$6,298,857

12. STOCKHOLDERS' EQUITY
Warrants
As part of a previous financing agreement, the Company issued warrants to acquire 2,000,000 and 1,600,000 shares of Common Stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. During 2008, the Company repurchased 3,194,714 of these warrants at an average price of $2.505 per share, for a total price of $8.0 million. The Company recorded this transaction in additional paid-in capital. In June 2010, the Company issued 405,286 shares of Common Stock upon the exercise of these warrants at an exercise price of $0.005 per share, and no warrants to purchase shares of the Company’s capital stock remain outstanding.
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
All common share and per share amounts in the condensed consolidated financial statements and notes thereto have been restated to reflect the two-for-one stock split of the Common Stock effected on July 20, 2010.  A At March 31, 2011 the Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.
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

13. LONG-TERM DEBT
7.25% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25%. The principal amounts are due in quarterly installments ranging from $98,311 to $170,902, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At March 31, 2011, $5,500,089 was outstanding under the term loan.

14. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 with the U.S. Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to projections regarding our future financial performance, our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our services; our ability to integrate new technologies into our services; our ability to access credit or capital markets; our reliance on subcontractors; potential acquisitions or divestitures; the continued availability of key personnel; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "target," "project," "predict" or "continue," and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors," set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We report results under ASC 280 for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as operations and maintenance, or O&M, and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 11 to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $618.2 million in 2010. We achieved profitability in 2002, and we have been profitable every year since then.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed more than ten acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. On August 31, 2010, we acquired Quantum Engineering and Development, Inc., or Quantum, an energy service company active in Oregon and Washington.

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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to March 31, 2011, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
For projects involving the construction of a small-scale renewable energy plant that we own and operate, we enter into long-term contracts to supply the electricity, processed landfill gas, or LFG, heat or cooling generated by the plant to the customer, which is typically a utility, municipality, industrial facility or other large purchaser of energy. The rights to use the site for the plant and purchase of renewable fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
In some instances, customers prefer that we retain ownership of the renewable energy plants and related project assets that we construct for them. In these projects, we typically enter into a long-term supply agreement to furnish electricity, gas, heat or cooling to the customer’s facility. To finance the significant upfront capital costs required to develop and construct the plant, we rely either on our internal cash flow or, in some cases, third-party debt. For project financing by third-party lenders, we typically establish a separate subsidiary, usually a limited liability company, to own the project assets and related contracts. The subsidiary contracts with us for construction and operation of the project and enters into a financing agreement directly with the lenders. Additionally, we will provide assurance to the lender that the project will achieve commercial operation. Although the financing is secured by the assets of the subsidiary and a pledge of our equity interests in the subsidiary, and is non-recourse to Ameresco, Inc., we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. The amount of such financing is included on our consolidated balance sheet.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
Backlog and Awarded Projects
As of March 31, 2011, we had backlog of approximately $589 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $577 million. As of March 31, 2010, we had fully-contracted backlog of approximately $635 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $618 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Where we have been awarded a project, but have not yet signed a customer contract for that project, which we sometimes refer to as awarded projects, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
During the three months ended March 31, 2010 and 2011, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 14.1% and 11.5%, respectively, of our total revenue.
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to estimates of final contract profit in accordance with long-term contracts, project development costs, project assets, impairment of goodwill, impairment of long-lived assets, fair value of derivative financial instruments, income taxes and stock-based compensation expense. Such estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions are made on an ongoing basis, and accordingly, the actual results may differ from these estimates under different assumptions or conditions.
The following are certain critical accounting policies that among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more complete discussion of our critical accounting policies and estimates, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.
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

Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2010 was $252,113. No interest was capitalized for the three months ended March 31, 2011.
Routine maintenance costs are expensed in the current year’s condensed consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the condensed consolidated statements of income and comprehensive income.
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
The Company follows the new guidance which expands the disclosure requirements for derivative instruments and hedging activities.
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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes three projects that utilize a variable rate swap instrument. Prior to December 31, 2010, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. During the year ended 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. We entered into the interest rate swap contracts as an economic hedge.
We recognize all derivatives in our condensed consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2010 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our consolidated statements of income and comprehensive income at fair value, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swap that we entered into during 2010 qualifies, and has been designated, as a cash flow hedge.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

With respect to our interest rate swaps that had not been designated as cash flow hedges, we recorded an unrealized loss in earnings during the three months ended March 31, 2010 of approximately $0.1 million as other income (expense) in the condensed consolidated statements of income and comprehensive income.  N No unrealized gains (losses) were recognized during the three months ended March 31, 2011.
Business Segments
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters. It also includes all corporate operating expenses not specifically allocated to the segments. We do not allocate any indirect expenses to the segments.
Results of Operations
The following table sets forth certain financial data from the condensed consolidated statements of income and comprehensive income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended March 31, 2011 compared with the applicable period in 2010:

	Three Months Ended March 31,
	2010	% of	2011	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$74,888	70.9%	$106,193	72.5%	41.8%
Renewable energy revenue	30,741	29.1%	40,227	27.5%	30.9%
	105,629	100.0%	146,420	100.0%	38.6%
Direct expenses:
Energy efficiency expenses	62,524		86,362		38.1%
Renewable energy expenses	24,706		32,075		29.8%
	87,230	82.6%	118,437	80.9%	35.8%
Gross profit	18,399	17.4%	27,983	19.1%	52.1%
Total operating expenses	15,836	15.0%	19,680	13.4%	24.3%
Operating income	2,563	2.4%	8,303	5.7%	224.0%
Other income (expense), net	(856)	(0.8)%	(900)	(0.6)%	(5.1)%
Income before provision for income taxes	1,707	1.6%	7,403	5.1%	333.7%
Income tax provision	(429)	(0.4)%	(2,115)	(1.5)%	(393.0)%
Net income	$1,278	1.2%	$5,288	3.6%	313.8%

Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$74,888	$106,193	$31,305	41.8%
Renewable energy revenue	30,741	40,227	9,486	30.9%
	$105,629	$146,420	$40,791	38.6%
Total revenue.  We derive our revenue primarily from energy efficiency products, which accounted for approximately 70.9% and 72.5% of total revenue for the first quarter of 2010 and the first quarter of 2011, respectively. Total revenue increased by $40.8 million, or 38.6%, from the first quarter of 2010 to the first quarter of 2011, due to higher revenue from both energy efficiency and renewable energy.
Energy efficiency revenue. Energy efficiency revenue increased by $31.3 million, or 41.8%, from the first quarter of 2010 to the first quarter of 2011, due in part to a $15.0 million increase from projects being installed for our U.S. federal customers, which reflects both ongoing and new projects. We also had an increase in the number of projects being installed for our municipal and other institutional customers, which contributed $11.0 million. Our Canadian division and our recent acquisition of Quantum also contributed to our overall growth in the quarter.
Renewable energy revenue. Renewable energy revenue increased by $9.5 million, or 30.9%, from the first quarter of 2010 to the first quarter of 2011, due primarily to a $4.7 million increase in revenue from renewable product and energy sales, as well as an increase in the number of renewable facilities being built by us for our customers. Construction volume of such plants increased by $3.0 million from the first quarter of 2010 to the first quarter of 2011. Additionally, revenue from renewable facilities that we own increased by $1.9 million and revenue from the sale of integrated photovoltaic equipment and systems increased by $2.9 million.
Revenue from customers outside the United States, principally Canada, was $24.8 million in the first quarter of 2011, compared with $18.7 million in the first quarter of 2010.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$24,879	$42,070	$17,191	69.1%
Central U.S. Region	18,607	17,478	(1,129)	(6.1)%
Other U.S. Regions	21,682	36,993	15,311	70.6%
Canada	18,354	24,544	6,190	33.7%
All Other	22,107	25,335	3,228	14.6%
Total	$105,629	$146,420	$40,791	38.6%

•
Total revenue for the U.S. federal segment increased from the first quarter of 2010 to the first quarter of 2011 by $17.2 million, or 69.1%, to $42.1 million, primarily due to an increase in the number of projects being installed for the U.S. federal government. During the first quarter of 2011, revenue recognized on the continued installation of a large renewable energy project for the U.S. Department of Energy accounted for a significant portion of our revenue for this segment.

•
Total revenue for the central U.S. region segment decreased in the first quarter of 2010 to the first quarter of 2011 by $1.1 million, or 6.1%, to $17.5 million, primarily due to weather related delays in the implementation of certain projects.

•
Total revenue for the other U.S. regions segment increased from the first quarter of 2010 to the first quarter of 2011 by $15.3 million, or 70.6%, to $37.0 million, primarily due to an increase in the size and number of projects under construction, including as a result of our acquisition of Quantum in the third quarter of 2010.

•
Total revenue for the Canada segment increased from the first quarter of 2010 to the first quarter of 2011 by $6.2 million, or 33.7%, to $24.5 million, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures.

•
Total revenue not allocated to segments and presented as all other, increased from the first quarter of 2010 to the first quarter of 2011 by $3.2 million, or 14.6%, to $25.3 million, due to increases in O&M revenue and renewable product and energy sales.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$74,888	$106,193	$31,305	41.8%
Renewable energy revenue	30,741	40,227	9,486	30.9%
	105,629	146,420	40,791	38.6%
Direct expenses:
Energy efficiency expenses	62,524	86,362	23,838	38.1%
Renewable energy expenses	24,706	32,075	7,369	29.8%
	87,230	118,437	31,207	35.8%
Gross profit:	$18,399	$27,983	$9,584	52.1%
Energy efficiency gross margin	16.5%	18.7%		2.2%
Renewable energy gross margin	19.6%	20.3%		0.7%
Gross profit %	36.1%	39.0%		2.9%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.6% and 80.9% of corresponding revenue for the three months ended March 31, 2010 and 2011, respectively. Total direct expenses increased by $31.2 million, or 35.8%, from the first quarter of 2010 to the first quarter of 2011, due to increases in our overall business activity.
Energy efficiency. Energy efficiency gross margin increased slightly from 16.5% in the first quarter of 2010 to 18.7% in the first quarter of 2011, due in part to a one time project closeout which contributed to the gross margin and higher installation margins.
Renewable energy. Renewable energy gross margin increased from 19.6% in the first quarter of 2010 to 20.3% in the first quarter of 2011 due to margin contribution from installation activity, followed by integrated photovoltaic systems and equipment, small-scale infrastructure and O&M.

Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	% of	2011	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$105,629		$146,420
Operating expenses:
Salaries and benefits	$8,157	7.7%	$10,085	6.9%	$1,928	23.6%
Project development costs	3,129	3.0%	4,402	3.0%	1,273	40.7%
General, administrative and other	4,550	4.3%	5,193	3.5%	643	14.1%
	$15,836	15.0%	$19,680	13.4%	$3,844	24.3%
Salaries and benefits. Salaries and benefits increased $1.9 million, or 23.6%, from the first quarter of 2010 to the first quarter of 2011. This was primarily due to the additional staff necessary to support expanded sales and development activity and we added new positions customary for a public company.
Project development. Project development expenses increased $1.3 million, or 40.7%, from the first quarter of 2010 to the first quarter of 2011, reflecting continued efforts relating to business development and marketing.
General, administrative and other. General, administrative and other expenses increased $0.6 million, or 14.1%, from the first quarter of 2010 to the first quarter of 2011. This increase was primarily due to increased insurance expenses and consulting fees.
Other Income (Expense), Net
Other income (expense), net decreased slightly from the first quarter of 2010 to the first quarter of 2011. The following table shows the changes in other income (expense), net from the first quarter of 2010 to the first quarter of 2011:

	Three Months Ended March 31,
(in $'000s)	2010	2011
Unrealized loss from derivatives	$(134)	$—
Interest expense, net of interest income	(652)	(789)
Amortization of deferred financing costs	(70)	(111)
	$(856)	$(900)
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$1,983	$6,548	$4,565	230.2%
Central U.S. Region	1,035	(391)	(1,426)	(137.8)%
Other U.S. Regions	2,209	5,882	3,673	166.3%
Canada	394	990	596	151.3%
All Other	(3,914)	(5,626)	(1,712)	(43.7)%
Total	$1,707	$7,403	$5,696	333.7%

Income before taxes increased from the first quarter of 2010 to the first quarter of 2011 by $5.7 million, or 333.7%, due to higher revenue and improved operating leverage.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment increased from the first quarter of 2010 to the first quarter of 2011 by $4.6 million, or 230.2%, to $6.5 million. The increase was primarily due to increased revenue and higher operating margins recognized on project installations.

•
Income before taxes for the central U.S. region segment decreased from the first quarter of 2010 to the first quarter of 2011 by $1.4 million, or 137.8%, to $0.4 million. The decrease was primarily due to lower revenue.

•
Income before taxes for the other U.S. regions segment increased from to the first quarter of 2010 to the first quarter of 2011 by $3.7 million, or 166.3%, to $5.9 million, primarily due to increased revenue and higher operating margins.

•
Income before taxes for the Canada segment increased from the first quarter of 2010 to the first quarter of 2011 by $0.6 million, or 151.3%, to $1.0 million. The increase was primarily due to higher revenue.

•
The loss before taxes not allocated to segments and presented as all other, increased from the first quarter of 2010 to the first quarter of 2011 by $1.7 million, or 43.7%, to $5.6 million, primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expenses allocated to all other from the first quarter of 2011 to the first quarter of 2011 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes increased by $1.7 million to $2.1 million in the first quarter of 2011 from $0.4 million in the first quarter of 2010. The effective tax rate increased to 28.6% for the first quarter of 2011 from 25.2% in the first quarter of 2010. The rate variance between the periods is due mainly to a change in permanent items as a percentage of income before provision for income taxes from 2010 to 2011. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased in the first quarter of 2011 by $4.0 million, or 313.9%, to $5.3 million, compared to $1.3 million in the first quarter of 2010 due to higher pre-tax income, partially offset by an increase in the tax provision. Earnings per share in the first quarter of 2011 was $0.13 per basic share, representing an increase of $0.03, or 33.0%, and $0.12 per diluted share, representing an increase of $0.09, or 230.5%. The weighted-average number of basic and diluted shares increased by 211.1% and 25.2%, respectively. The increase for both was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our initial public offering, together with the issuance and sale of 6.3 million shares of Class A common stock in our initial public offering, and the exercise of 2.1 million options and warrants for shares of Class A common stock. The weighted-average number of diluted shares outstanding increased as a result of the initial public offering, the grant of new stock options and the increase in the market price of our stock.
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
Cash flows from operating activities. Operating activities used $25.6 million of net cash during the three months ended March 31, 2011. During that period, we had net income of $5.3 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $6.0 million. Net decreases in Federal ESPC financing and other assets and liabilities provided another $10.3 million in cash. However, reductions in accounts receivable, accounts payable and estimated earnings and costs in excess of billings net and income taxes payable used $47.0 million of cash. Changes in other liabilities provided the balance of net cash during the period.
Operating activities used $17.9 million of net cash during the three months ended March 31, 2010. During that period, we had net income of $1.3 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized losses and other non-cash items totaling $4.1 million. Net decreases in accounts receivable and other assets provided another $4.3 million in cash. However, reductions in accounts payable and billings in excess of costs and estimated earnings used $27.6 million of cash. Changes in other liabilities provided the balance of net cash during the period.
Cash flows from investing activities. Cash used for investing activities during the three months ended March 31, 2011 totaled of $6.6 million, primarily related to the development of renewable energy plants, and $0.9 million related to purchases of other property and equipment. Offsetting these amounts were $6.7 million of Section 1603 rebates received during the period.
Cash used for investing activities during the three months ended March 31, 2010 totaled $6.3 million and consisted of capital investments of $5.9 million related to the development of renewable energy plants. Other investments related to leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended March 31, 2011 totaled $10.8 million. Most of this was due to draws on our revolving credit facility totaling $5.0 million and proceeds from long-term debt financing arrangements of $5.5 million. We also received proceeds from exercises of options totaling $1.4 million. This was partially offset by a repayment of $0.9 million of long-term project debt.
Net cash used in financing activities during the three months ended March 31, 2010 totaled $0.01 million. We increased certain restricted cash accounts by $4.3 million to meet terms of our loan agreements, and repaid $1.3 million of long-term project debt. Additionally, we paid $0.2 million in financing related fees. Partially offsetting those payments were net draws on our revolving credit facility totaling $5.0 million and proceeds from long-term debt financing arrangements of $0.8 million.
Revolving Senior Secured Credit Facility
In 2008, we entered into a credit and security agreement with Bank of America, consisting of a $50 million revolving facility. The agreement requires us to pay monthly interest at various rates in arrears, based on the amount outstanding. This facility has a maturity date of June 30, 2011. The facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $20 million on a rolling four-quarter basis and a minimum level of tangible net worth. The full line of credit was available to us as of March 31, 2011, of which $5.0 million was drawn. At March 31, 2010 we had $24.9 million in principal outstanding under the facility. Currently we are in discussions with our lenders to renew and expand this facility.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of March 31, 2011, we had outstanding $52.7 million in aggregate principal amount under these loans, bearing interest at rates ranging from 3.5% to 8.7% and maturing at various dates from 2013 to 2024. One loan totaling $5.5 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2010, we had outstanding $46.8 million in aggregate principal amount under these loans, bearing interest at rates ranging from 5.3% to 8.7% and maturing at various dates from 2013 to 2024. As of December 31, 2009, a term loan in the amount of $5.4 million was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer had constituted an event of default under the credit agreement; however, the customer emerged from bankruptcy in 2010 and continued operations. To cure the default we decided to pay the loan in full during the third quarter of 2010.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $185.3 million and $159.0 million in principal amounts at March 31, 2011 and December 31, 2010, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2011 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2011:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Federal ESPC receivable financing(1)	$185,254	$—	$185,254	$—	$—
Term loans	52,727	6,044	10,232	8,693	27,758
Interest obligations(2)	23,077	3,637	6,115	4,792	8,533
Operating leases	8,329	2,524	2,989	1,980	836
Revolving senior secured credit facility(3)	5,000	5,000	—	—	—
Total	$274,387	$17,205	$204,590	$15,465	$37,127

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

(3)	For our revolving senior secured credit facility, the table above assumes that the variable interest rate in effect as of March 31, 2011 remains constant for the term of the facility.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to us.
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
Interest Rate Risk
We had cash and cash equivalents totaling $29.3 million as of March 31, 2011 and $44.7 million as of December 31, 2010. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.

Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. The interest rate swaps that we have entered into qualify, and have been designated, as fair value hedges.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2010 and for the three months ended March 31, 2011, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $1.7 million and $0.8 million, respectively, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. In 2009 and for most of 2010, we did not have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. In addition, in connection with our fiscal 2010 audit, we concluded that we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. Although we recently hired directors of SEC reporting and taxation, these new employees will require time and training to learn our business and operating processes and procedures. Moreover, we expect to find it necessary to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. We may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. For the near-term future, until such personnel are familiar with our business and reporting structure, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
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
For additional information about certain proceedings, please refer to Note 5, Commitments and Contingencies, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of March 31, 2011, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 26, 2011, we granted options pursuant to our 2010 Stock Incentive Plan to purchase an aggregate of 28,688 shares of Class A common stock each with an exercise price of $16.29 per share, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: May 13, 2011	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer
(duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*    Filed herewith.
**    Furnished herewith.