Form 10-Q
period 2011-06-30
Ameresco, Inc.
filed 2011-08-12
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 5, 2011
Class A Common Stock, $0.0001 par value per share	25,070,795
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,691,021	$59,782,193
Restricted cash	9,197,447	9,549,018
Accounts receivable, net	68,584,304	81,902,348
Accounts receivable retainage	18,452,777	18,396,605
Costs and estimated earnings in excess of billings	35,556,425	46,589,790
Inventory, net	6,780,092	8,763,084
Prepaid expenses and other current assets	8,471,628	9,199,024
Income tax receivable	2,511,542	9,184,403
Deferred income taxes	9,908,240	11,484,214
Project development costs	7,556,345	6,801,519
Total current assets	211,709,821	261,652,198
Federal ESPC receivable	193,551,495	214,684,987
Property and equipment, net	5,406,387	6,170,694
Project assets, net	145,147,475	148,884,718
Deferred financing fees, net	3,412,186	3,750,820
Goodwill	20,580,995	20,580,995
Other assets	4,598,980	4,854,605
	372,697,518	398,926,819
	$584,407,339	$660,579,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,722,118	$11,037,054
Accounts payable	95,302,897	77,777,574
Accrued expenses	12,517,671	7,029,400
Billings in excess of cost and estimated earnings	27,555,894	27,452,444
Income taxes payable	2,488,672	981,664
Total current liabilities	142,587,252	124,278,136
Long-term debt, less current portion	202,409,484	263,426,767
Deferred income taxes	12,013,799	16,344,070
Deferred grant income	4,200,929	6,194,712
Other liabilities	28,144,144	30,991,113
	$246,768,356	$316,956,662
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,	June 30,
	2010	2011
		(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and June 30, 2011	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,925,649 shares issued and 23,092,365 outstanding at December 31, 2010, 29,693,961 shares issued and 24,860,677 outstanding at June 30, 2011	2,793	2,969
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2010 and June 30, 2011	1,800	1,800
Additional paid-in capital	74,069,087	83,567,211
Retained earnings	126,609,101	140,729,514
Accumulated other comprehensive income	3,551,521	4,225,296
Less — treasury stock, at cost, 4,833,284 shares and 4,833,284 shares, respectively	(9,182,571)	(9,182,571)
Total stockholders’ equity	195,051,731	219,344,219
	$584,407,339	$660,579,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2010	2011
	(Unaudited)
Revenue:
Energy efficiency revenue	$100,827,659	$123,786,051
Renewable energy revenue	40,526,848	41,695,892
	141,354,507	165,481,943
Direct expenses:
Energy efficiency expenses	83,064,955	102,247,778
Renewable energy expenses	32,135,716	31,082,490
	115,200,671	133,330,268
Gross profit	26,153,836	32,151,675
Operating expenses:
Salaries and benefits	5,327,713	8,162,669
Project development costs	2,047,505	5,263,216
General, administrative and other	6,765,107	5,368,227
	14,140,325	18,794,112
Operating income	12,013,511	13,357,563
Other expenses, net (Note 8)	(1,216,698)	(988,569)
Income before provision for income taxes	10,796,813	12,368,994
Income tax provision	(3,089,175)	(3,536,866)
Net income	7,707,638	8,832,128
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	(1,231,352)	(455,835)
Foreign currency translation adjustment	(1,183,944)	134,364
Comprehensive income	$5,292,342	$8,510,657
Net income per share attributable to common shareholders:
Basic	$0.56	$0.21
Diluted	$0.21	$0.19
Weighted average common shares outstanding:
Basic	13,742,472	42,367,242
Diluted	38,412,419	45,907,748
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2010	2011
	(Unaudited)
Revenue:
Energy efficiency revenue	$175,715,228	$229,979,316
Renewable energy revenue	71,267,865	81,922,396
	246,983,093	311,901,712
Direct expenses:
Energy efficiency expenses	145,589,102	188,609,201
Renewable energy expenses	56,841,126	63,157,803
	202,430,228	251,767,004
Gross profit	44,552,865	60,134,708
Operating expenses:
Salaries and benefits	13,484,742	18,247,401
Project development costs	5,176,942	9,664,793
General, administrative and other	11,315,045	10,561,561
	29,976,729	38,473,755
Operating income	14,576,136	21,660,953
Other expenses, net (Note 8)	(2,072,387)	(1,889,006)
Income before provision for income taxes	12,503,749	19,771,947
Income tax provision	(3,518,433)	(5,651,534)
Net income	8,985,316	14,120,413
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	(1,551,580)	(215,987)
Foreign currency translation adjustment	(190,045)	889,762
Comprehensive income	$7,243,691	$14,794,188
Net income per share attributable to common shareholders:
Basic	$0.66	$0.34
Diluted	$0.24	$0.31
Weighted average common shares outstanding:
Basic	13,513,649	41,847,646
Diluted	38,115,517	45,285,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

											Accumulated
	Series A Preferred						Additional				Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$126,609,101	4,833,284	$(9,182,571)	$3,551,521	$195,051,731
Exercise of stock options, net	—	—	—	—	1,768,312	176	4,001,912	—	—	—	—	4,002,088
Stock-based compensation expense, including excess tax benefits of $3,901,636	—	—	—	—	—	—	5,496,212	—	—	—	—	5,496,212
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	889,762	889,762
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	(215,987)	(215,987)
Net income	—	—	—	—	—	—	—	14,120,413	—	—	—	14,120,413
Balance, June 30, 2011	—	$—	18,000,000	$1,800	29,693,961	$2,969	$83,567,211	$140,729,514	4,833,284	$(9,182,571)	$4,225,296	$219,344,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$7,707,638	$8,832,128
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	1,661,726	2,240,001
Depreciation of property and equipment	257,855	609,933
Amortization of deferred financing fees	97,655	94,822
Provision for bad debts	—	34
Write-down of long-term receivable	2,111,000	—
Stock-based compensation expense	668,065	735,526
Deferred income taxes	(2,394,601)	453,460
Excess tax benefits from stock-based compensation arrangements	—	(3,510,339)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	55,536,045	37,303,666
Accounts receivable	(13,865,733)	(4,961,611)
Accounts receivable retainage	1,007,235	(1,104,244)
Federal ESPC receivable	(60,539,815)	(37,132,797)
Inventory	(551,643)	(349,778)
Costs and estimated earnings in excess of billings	(5,096,250)	(4,751,958)
Prepaid expenses and other current assets	(185,082)	(642,293)
Project development costs	(50,222)	(160,631)
Other assets	821,536	(823,972)
Increase (decrease) in:
Accounts payable and accrued expenses	8,907,545	(653,233)
Billings in excess of cost and estimated earnings	4,358,402	4,218,481
Other liabilities	697,904	434,854
Income taxes payable	1,329,064	757,554
Net cash provided by operating activities	2,478,324	1,589,603
Cash flows from investing activities:
Purchases of property and equipment	(59,719)	(911,404)
Purchases of project assets	(6,492,890)	(8,129,688)
Net cash used in investing activities	$(6,552,609)	$(9,041,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended June 30,
	2010	2011
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$3,510,339
Payments of financing fees	(711,355)	(493,700)
Proceeds from exercises of options and warrants	412,866	2,585,997
Repurchase of stock	(768,970)	—
Proceeds from senior secured credit facility	6,418,897	35,000,000
Restricted cash	(509,477)	(1,087,999)
Payments on long-term debt	(3,450,145)	(1,642,731)
Net cash provided by financing activities	1,391,816	37,871,906
Effect of exchange rate changes on cash	(544,614)	12,140
Net (decrease) increase in cash and cash equivalents	(3,227,083)	30,432,557
Cash and cash equivalents, beginning of period	24,361,479	29,349,636
Cash and cash equivalents, end of period	$21,134,396	$59,782,193
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,701,086	$1,345,688
Income taxes	$1,133,907	$1,781,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$8,985,316	$14,120,413
Adjustments to reconcile net income to cash used in operating activities:
Depreciation of project assets	3,416,858	4,450,613
Depreciation of property and equipment	645,386	1,081,722
Amortization of deferred financing fees	168,005	205,655
Provision for bad debts	—	24,220
Write-down of long-term receivable	2,111,000	—
Unrealized loss on interest rate swaps	(133,591)	—
Stock-based compensation expense	1,107,151	1,594,576
Deferred income taxes	(792,193)	3,145,594
Excess tax benefits from stock-based compensation arrangements	—	(3,901,636)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	55,750,984	78,216,575
Accounts receivable	(2,933,663)	(12,582,461)
Accounts receivable retainage	(2,287,508)	335,308
Federal ESPC receivable	(58,689,683)	(73,639,333)
Inventory	(1,095,058)	(1,982,992)
Costs and estimated earnings in excess of billings	(7,800,862)	(10,895,160)
Prepaid expenses and other current assets	(3,701,125)	(663,502)
Project development costs	82,038	760,445
Other assets	2,021,312	(204,655)
Increase (decrease) in:
Accounts payable and accrued expenses	(19,190,845)	(23,857,383)
Billings in excess of cost and estimated earnings	3,652,554	(328,028)
Other liabilities	1,631,437	4,777,394
Income taxes payable	1,595,453	(4,689,033)
Net cash used in operating activities	(15,457,034)	(24,031,668)
Cash flows from investing activities:
Purchases of property and equipment	(484,095)	(1,806,634)
Purchases of project assets	(12,367,371)	(14,720,891)
Grant awards received on project assets	—	6,695,711
Net cash used in investing activities	$(12,851,466)	$(9,831,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended June 30,
	2010	2011
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$3,901,636
Payments of financing fees	(897,433)	(544,289)
Proceeds from exercises of options and warrants	412,866	4,002,088
Repurchase of stock	(768,970)	—
Proceeds from senior secured credit facility	11,435,901	40,000,000
Proceeds from long-term debt financing	812,398	5,500,089
Restricted cash	(4,819,258)	(1,675,566)
Payments on long-term debt	(4,792,696)	(2,554,609)
Net cash provided by financing activities	1,382,808	48,629,349
Effect of exchange rate changes on cash	132,548	325,305
Net (decrease) increase in cash and cash equivalents	(26,793,144)	15,091,172
Cash and cash equivalents, beginning of year	47,927,540	44,691,021
Cash and cash equivalents, end of period	$21,134,396	$59,782,193
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,518,479	$1,817,040
Income taxes	$1,400,520	$5,035,756
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
The condensed consolidated financial statements as of December 31, 2010 and June 30, 2011, and for the three and six months ended June 30, 2010 and 2011, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2010 and 2011, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the six months ended June 30, 2010 and 2011 are as follows:

	Six Months Ended June 30,
	2010	2011
Balance, beginning of period	$1,602,079	$1,677,278
Charges to costs and expenses	—	24,220
Account write-offs and other deductions	(24,637)	(195,296)
Balance, end of period	$1,577,442	$1,506,202
At December 31, 2010 and at June 30, 2011, no customer accounted for more than 10% of the Company's total accounts receivable.
During the three months ended June 30, 2010, one customer accounted for approximately 12.6% of the Company's total revenue. During the three months ended June 30, 2011, no customer accounted for more than 10% of the Company's total revenue.
During the six months ended June 30, 2010 and 2011, the Company had one customer that accounted for approximately 13.2% and 10.5%, respectively, of the Company's total revenue.
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
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

prior to the probable realization of revenue are expensed as incurred. The Company classifies project development costs as a current asset as the development efforts are expected to proceed to construction activity in the twelve months that follow.  The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the six months ended June 30, 2010 was $252,113. No interest was capitalized for the three months ended June 30, 2010 or the three and six months ended June 30, 2011.
Routine maintenance costs are expensed in the current year's condensed consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of income and comprehensive income.dd
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the amount that the carrying value exceeds the fair value. d
In February and March 2011, the Company received a total of $6,695,711 in grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the "Act"). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,200,929 and $6,194,712 in the accompanying condensed consolidated balance sheets at December 31, 2010 and June 30, 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. All deferred financing fees are amortized over the respective term of the financing.
Goodwill
The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company assesses the impairment of goodwill and intangible assets with indefinite lives on an annual basis (December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
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
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accredited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income and comprehensive income. As of December 31, 2010 and June 30, 2011, the Company had no AROs.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

such costs, the Company records the entire expected loss immediately, regardless of the percentage of completion.
Billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced at December 31, 2010 and June 30, 2011.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using vendor specific objective evidence, third party evidence or management's best estimate of selling price.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2010 or for the six months ended June 30, 2011.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

consolidated financial statements.
The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2011, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $1,226,100. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
A portion of the Company's project financing includes two projects that utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover notional amounts of approximately $13,100,000 and $2,900,000, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in September 2023 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Accordingly, the Company recognized the change in fair value of these derivatives in the consolidated statements of income prior to April 1, 2010, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from derivative instruments were reported as operating activities in the consolidated statements of cash flows.
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
With respect to the Company's interest rate swaps that had been designated as cash flow hedges, the Company recorded an unrealized loss in earnings during the six months ended June 30, 2010 of approximately $133,591, as other expenses, net in the condensed consolidated statements of income and comprehensive income.  No unrealized gains (losses) were recorded during the three months ended June 30, 2010 or the three and six months ended June 30, 2011.
See Note 10 for additional information on the Company's derivative instruments.
Earnings Per Share
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares, including

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using: the weighted-average outstanding common shares; the dilutive effect of convertible preferred stock, under the "if converted" method; and the treasury stock method with regard to warrants and stock options; all as determined under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Basic and diluted net income	$7,707,638	$8,832,128	$8,985,316	$14,120,413
Basic weighted-average shares outstanding	13,742,472	42,367,242	13,513,649	41,847,646
Effect of dilutive securities:
Preferred stock	19,260,000	—	19,260,000	—
Stock options	5,409,947	3,540,506	5,341,868	3,438,004
Warrants	—	—	—	—
Diluted weighted-average shares outstanding	38,412,419	45,907,748	38,115,517	45,285,650

For the three and six months ended June 30, 2010, 428,000 shares of common stock were excluded from the calculation of dilutive shares as the effect would be anti-dilutive. For the three and six months ended June 30, 2011, 60,000 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended June 30, 2010 and 2011, unallocated corporate expenses were $6,648,778 and $8,681,007, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2010 and 2011, was $5,379,788 and $3,298,358, respectively. For the six months ended June 30, 2010 and 2011, unallocated corporate expenses were $13,987,958 and $18,377,185, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2010 and 2011 was $8,804,942 and $7,369,541, respectively. See Note 11.
3. INCOME TAXES
The provision for income taxes was $3,089,175 and $3,536,866, for the three months ended June 30, 2010 and 2011, respectively. The provision for income taxes was $3,518,433 and $5,651,534 for the six months ended June 30, 2010 and 2011, respectively. The effective tax rate remained unchanged at 28.6% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The effective tax rate changed to 28.6% for the six months ended June 30, 2011 from 28.1% for the six months ended June 30, 2010. The overall rates vary from the statutory rate due to the benefit of certain energy efficiency preferences the Company generates during the year.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2010, no stock options had been granted under the 2010 Plan. During the six months ended June 30, 2011, the Company granted options to purchase 88,688 shares of Class A common stock under the 2010 Plan. The options were granted at a weighted average exercise price of $15.289 per share.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling shareholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At June 30, 2011, 9,911,312 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	8,274,000	$4.177
Granted (1)	88,688	15.289
Exercised	(1,770,312)	(2.265)
Forfeited	(139,034)	(8.547)
Outstanding at June 30, 2011	6,453,342	$4.761
Options exercisable at June 30, 2011	4,774,204	$3.626
Expected to vest at June 30, 2011	1,330,585	$8.002
Options exercisable at December 31, 2010	6,066,750	$2.956

(1) Grants are related to the 2010 Plan.
The weighted-average remaining contractual life of all options expected to vest at June 30, 2011 was 4.21 years. The total intrinsic value of options exercised during the six months ended June 30, 2011 was $13,118,967.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table summarizes information about stock options outstanding at June 30, 2011:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$0.750	100,000	0.56	$0.750	100,000	$0.750
2000 Plan	0.875	563,577	1.05	0.875	563,577	0.875
2000 Plan	1.500	20,000	1.58	1.500	20,000	1.500
2000 Plan	1.750	243,500	2.04	1.750	243,500	1.750
2000 Plan	1.875	112,500	2.29	1.875	112,500	1.875
2000 Plan	2.750	867,239	3.05	2.750	861,239	2.750
2000 Plan	3.000	50,500	3.58	3.000	50,500	3.000
2000 Plan	3.250	1,000,230	1.98	3.250	975,880	3.250
2000 Plan	3.410	1,011,050	2.04	3.410	835,250	3.410
2000 Plan	4.220	593,092	2.70	4.220	329,092	4.220
2000 Plan	6.055	1,030,300	4.47	6.055	394,800	6.055
2000 Plan	13.045	772,666	5.18	13.045	287,866	13.045
2010 Plan	14.810	60,000	6.41	14.810	—	14.810
2010 Plan	16.290	28,688	6.08	16.290	—	16.290
		6,453,342			4,774,204

During the six months ended June 30, 2011, a total of 1,770,312 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.265 per share. Cash received from option exercise under all stock-based payment arrangements for the six months ended June 30, 2011 was $4,009,398.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2010 and 2011:

	Year Ended December 31,	Six Months Ended June 30,
	2010	2011
Future dividends	$ -	$ -
Risk-free interest rate	2.59%-3.11%	2.23%-2.58%
Expected volatility	57%-59%	42%-44%
Expected life	6.5 years	6.5 years

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The weighted-average fair value of stock options granted during the six months ended June 30, 2011, under the Black-Scholes option pricing model was $7.088 per share. For the three months ended June 30, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $668,065 and $735,526, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $1,107,151 and $1,594,576, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of June 30, 2011, there was approximately $8,732,690 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.59 years.
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
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company's expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $4.0 million outstanding with the customer as of June 30, 2011. As of June 30, 2011, the Company has not recognized any revenue or profit associated with these claims.
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
6. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2010 and June 30, 2011 and revenues from sales to unaffiliated customers for the three and six months ended June 30, 2010 and 2011 between those in the United States and those in other locations, is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	December 31,	June 30,
	2010	2011
Assets:
United States	$512,290,125	$592,007,728
Canada	72,012,318	68,345,751
Other	104,896	225,538
	$584,407,339	$660,579,017

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
United States	$118,588,182	$137,725,505	$205,500,866	$259,343,735
Canada	22,456,881	27,118,981	41,026,297	51,827,380
Other	309,444	637,457	455,930	730,597
	$141,354,507	$165,481,943	$246,983,093	$311,901,712

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
8. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Unrealized loss from derivatives	$—	$—	$(133,591)	$—
Interest expense, net of interest income	(1,119,043)	(893,747)	(1,770,791)	(1,683,351)
Amortization of deferred financing fees	(97,655)	(94,822)	(168,005)	(205,655)
	$(1,216,698)	$(988,569)	$(2,072,387)	$(1,889,006)

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
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

		Fair Value as of
		December 31,	June 30,
	Level	2010	2011
Liabilities:
Interest rate swap instruments	2	$3,632,238	$3,992,216
Total liabilities		$3,632,238	$3,992,216

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
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the year ended December 31, 2010 or for the six months ended June 30, 2011.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2010 and June 30, 2011, the following table presents information about the fair value amounts of the Company's derivative instruments:

	Liability Derivatives as of
	December 31, 2010		June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,632,238	Other liabilities	$3,992,216
 There were no derivatives not designated as hedging instruments for the three months ended June 30, 2010 and 2011.
The following table presents information about the effects of the Company's derivative instruments on the condensed consolidated statements of income and comprehensive income:

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30, are as follows:
	Income on Derivative	2010	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Interest (expense) income	$(133,591)	$—

	As of June 30, 2011
	Loss Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(359,978)	$(803,446)

11. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended June 30, 2010 and 2011 unallocated corporate expenses were $6,648,778 and $8,681,007, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2010 and 2011 was $5,379,788 and $3,298,358, respectively. For the six months ended June 30, 2010 and 2011, unallocated corporate expenses were $13,987,958 and $18,377,185, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2010 and 2011 was $8,804,942 and $7,369,541, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2011

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$38,495,552	$21,782,922	$52,042,053	$26,955,522	$26,205,894	$165,481,943
Interest income	$—	$—	$—	$(10,171)	$75,970	$65,799
Interest expense	$—	$—	$—	$(10,156)	$969,702	$959,546
Depreciation	$57,301	$9,242	$—	$211,650	$2,571,741	$2,849,934
Income (loss) before taxes	$7,438,809	$1,080,845	$8,826,309	$405,680	$(5,382,649)	$12,368,994
Total assets	$227,473,184	$16,479,677	$191,757,215	$68,345,751	$156,523,190	$660,579,017
Capital expenditures	$29,510	$4,164	$676,994	$1,013,260	$7,317,164	$9,041,092

Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2010

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$36,114,603	$20,594,876	$36,099,011	$22,321,531	$26,224,486	$141,354,507
Interest income	$—	$—	$—	$8,108	$104,901	$113,009
Interest expense	$—	$—	$—	$1,188	$1,026,923	$1,028,111
Depreciation	$20,699	$1,663	$—	$117,436	$1,779,783	$1,919,581
Income (loss) before taxes	$3,332,223	$2,109,898	$5,907,492	$716,190	$(1,268,990)	$10,796,813
Total assets	$120,805,073	$16,821,075	$54,490,468	$54,096,742	$187,899,738	$434,113,096
Capital expenditures	$10,902	$3,199	$112,644	$283,919	$6,141,945	$6,552,609

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2011

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$80,565,051	$39,260,683	$89,034,780	$51,499,972	$51,541,226	$311,901,712
Interest income	$—	$—	$—	$5,026	$178,207	$183,233
Interest expense	$—	$—	$—	$1,925	$1,864,659	$1,866,584
Depreciation	$113,512	$15,821	$—	$311,044	$5,091,958	$5,532,335
Income (loss) before taxes	$13,986,612	$689,508	$14,707,904	$1,395,567	$(11,007,644)	$19,771,947
Total assets	$227,473,184	$16,479,677	$191,757,215	$68,345,751	$156,523,190	$660,579,017
Capital expenditures	$65,052	$14,470	$1,267,153	$1,915,660	$13,265,190	$16,527,525

Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2010

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$60,993,251	$39,201,577	$57,781,412	$40,675,348	$48,331,505	$246,983,093
Interest income	$—	$—	$—	$15,299	$105,207	$120,506
Interest expense	$—	$—	$—	$1,239	$1,890,058	$1,891,297
Depreciation	$41,099	$2,929	$—	$219,621	$3,798,595	$4,062,244
Income (loss) before taxes	$5,314,829	$3,144,978	$8,116,972	$1,109,986	$(5,183,016)	$12,503,749
Total assets	$120,805,073	$16,821,075	$54,490,468	$54,096,742	$187,899,738	$434,113,096
Capital expenditures	$23,893	$10,837	$466,153	$1,266,880	$11,083,703	$12,851,466

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities).
All common share and per share amounts in the condensed consolidated financial statements and notes thereto have been restated to reflect the two-for-one stock split of the Common Stock effected on July 20, 2010.  A At June 30, 2011 the Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.
Initial Public Offering
On July 27, 2010, the Company completed its initial public offering of 8,696,820 shares of Class A common stock at a price to the public of $10.00 per share. Of the shares sold, the Company issued and sold 6,000,000, and existing stockholders sold 2,696,820. In addition, on August 25, 2010, pursuant to the partial exercise of the underwriters’ over-allotment option, the Company sold an additional 342,889 shares of its Class A common stock at an offering price of $10.00 per share. The offering generated gross proceeds to the Company of approximately $63,400,000, or approximately $56,400,000 net of underwriting discounts and offering expenses. The offering generated gross proceeds to selling stockholders of approximately $27,000,000, or approximately $25,100,000 net of underwriting discounts. The Company incurred approximately $7,000,000 of expenses in connection with the offering.
13. LONG-TERM DEBT
7.25% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25%. The principal amounts are due in quarterly installments ranging from $98,311 to $170,902, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At June 30, 2011, $5,401,779 was outstanding under the term loan.
Senior Secured Credit Facility - Revolver and Term Loan
On June 10, 2008, the Company entered into an amended and restated credit and security agreement with a bank, consisting of a $50,000,000 revolving facility. The agreement required the Company to pay monthly interest at various rates in arrears, based on the amount outstanding. In 2010, the weighted-average interest rate was 2.3875%. This facility had an original maturity date of June 30, 2011. At December 31, 2010, no balance was outstanding under the facility. The agreement contained various restrictive covenants and was secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.
On June 30, 2011, the Company again amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company's prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company's option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2011, no balance was outstanding under the revolving credit facility and $40,000,000 was outstanding under the term loan. Payments on the term loan are due in quarterly installments of $1,428,571, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company's subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.

14. SUBSEQUENT EVENTS
On July 14, 2011, the Company acquired Applied Energy Group, Inc. ("AEG"), a privately held company providing energy efficiency and demand side management consulting services. AEG is headquartered in Islandia, NY, and currently serves utilities and government agencies in the Northeast, Mid-Atlantic, Midwest and other regions.
The Company has evaluated subsequent events through the date of this filing. Except as disclosed above, there were no other subsequent events to report.

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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed more than ten acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum Engineering and Development, Inc., or Quantum, in 2010 expanded our geographical reach into the Northwest.

Recent Developments
On July 14, 2011 we acquired Applied Energy Group, Inc., or AEG, an energy efficiency and demand side management consulting services provider active in the Northeast, Mid-Atlantic, Midwest and other regions.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to June 30, 2011, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
In addition to project-related debt, we currently maintain a $100 million senior secured credit facility with a group of commercial banks to finance our working capital needs.
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
Backlog and Awarded Projects
As of June 30, 2011, we had backlog of approximately $507 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $648 million. As of June 30, 2010, we had fully-contracted backlog of approximately $668 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $465 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Where we have been awarded a project, but have not yet signed a customer contract for that project, which we sometimes refer to as awarded projects, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors in our Annual Report on Form 10-K.

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
During the three months ended June 30, 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 12.6% of our total revenue. No customer accounted for more than 10% of our total revenue for the three months ended June 30, 2011. For the six months ended June 30, 2010 and 2011 one customer, the U.S. Department of Energy, Savannah River Site, accounted for 13.2% and 10.5%, respectively, of our total revenue.
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
Revenue Recognition
For each arrangement we have with a customer, we typically provide a combination of one or more of the following services or products:

•	installation or construction of energy efficiency measures, facility upgrades and/or a renewable energy plant to be owned by the customer;

•	sale and delivery, under long-term agreements, of electricity, gas, heat, chilled water or other output of a renewable energy or central plant that we own and operate;

•	sale and delivery of photovoltaic, or PV, equipment and other renewable energy products for which we are a distributor; and

•	O&M services provided under long-term O&M agreements, as well as consulting services.
Often, we will sell a combination of these services and products in a bundled arrangement. We divide bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using vendor specific objective evidence, third party evidence or management's best estimate of selling price.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the six months ended June 30, 2010 was $0.3 million. No interest was capitalized for the three months ended June 30, 2010 or the three and six months ended June 30, 2011.
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
With respect to our interest rate swaps that had not been designated as cash flow hedges, no unrealized gains (losses) were recognized during the three months ended June 30, 2010 or the three and six months ended June 30, 2011. For the six months ended June 30, 2010 we recognized $0.1 million as other expenses, net in the condensed consolidated statements of income and comprehensive income.
Business Segments
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. We do not allocate any indirect expenses to the segments.
Results of Operations
Three Months Ended June 30, 2010 and 2011
The following table sets forth certain financial data from the condensed consolidated statements of income and comprehensive income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended June 30, 2011 compared with the same period in 2010:

	Three Months Ended June 30,
	2010	% of	2011	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$100,828	71.3%	$123,786	74.8%	22.8%
Renewable energy revenue	40,527	28.7%	41,696	25.2%	2.9%
	141,355	100.0%	165,482	100.0%	17.1%
Direct expenses:
Energy efficiency expenses	83,065		102,248		23.1%
Renewable energy expenses	32,136		31,082		(3.3)%
	115,201	81.5%	133,330	80.6%	15.7%
Gross profit	26,154	18.5%	32,152	19.4%	22.9%
Total operating expenses	14,140	10.0%	18,794	11.4%	32.9%
Operating income	12,014	8.5%	13,358	8.0%	11.2%
Other expenses, net	(1,217)	(0.9)%	(989)	(0.6)%	18.7%
Income before provision for income taxes	10,797	7.6%	12,369	7.4%	14.6%
Income tax provision	(3,089)	(2.2)%	(3,537)	(2.1)%	14.5%
Net income	$7,708	5.4%	$8,832	5.3%	14.6%
Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$100,828	$123,786	$22,958	22.8%
Renewable energy revenue	40,527	41,696	1,169	2.9%
	$141,355	$165,482	$24,127	17.1%
Total revenue.  We derive our revenue primarily from energy efficiency products, which accounted for approximately 71.3% and 74.8% of total revenue for the second quarter of 2010 and 2011, respectively. Total revenue increased by $24.1 million, or 17.1%, from the second quarter of 2010 to the second quarter of 2011, primarily due to higher revenue from energy efficiency.
Energy efficiency revenue. Energy efficiency revenue increased by $23.0 million, or 22.8%, from the second quarter of 2010 to the second quarter of 2011, primarily due to higher installation activity in the northwest U.S., reflecting our acquisition of Quantum in the third quarter of 2010, and in other of our other U.S. regions, as well as Canada.
Renewable energy revenue. Renewable energy revenue increased by $1.2 million, or 2.9%, from the second quarter of 2010 to the second quarter of 2011. Renewable energy revenue increased due to contributions from integrated PV equipment and systems, or integrated-PV, small scale infrastructure, and continued growth in O&M, partly offset by a decline in revenue from renewable energy installation activity. We expect renewable energy installation activity to continue to decline through the second half of 2011 and possibly into the first quarter of 2012 as some of our renewable installation projects begin nearing completion.
Revenue from customers outside the United States, principally Canada, was $27.1 million in the second quarter of 2011, compared with $22.5 million in the second quarter of 2010.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$36,115	$38,496	$2,381	6.6%
Central U.S. Region	20,595	21,783	1,188	5.8%
Other U.S. Regions	36,099	52,042	15,943	44.2%
Canada	22,322	26,955	4,633	20.8%
All Other	26,224	26,206	(18)	(0.1)%
Total	$141,355	$165,482	$24,127	17.1%

•
Total revenue for the U.S. federal segment increased from the second quarter of 2010 to the second quarter of 2011 by $2.4 million, or 6.6%, to $38.5 million, primarily due to increases from ongoing projects being installed.

•
Total revenue for the central U.S. region segment increased from the second quarter of 2010 to the second quarter of 2011 by $1.2 million, or 5.8%, to $21.8 million, primarily due to increased installation activity in ongoing projects being installed.

•
Total revenue for the other U.S. regions segment increased from the second quarter of 2010 to the second quarter of 2011 by $15.9 million, or 44.2%, to $52.0 million, primarily due to an increase in the size and number of projects under construction, including as a result of our acquisition of Quantum in the third quarter of 2010.

•
Total revenue for the Canada segment increased from the second quarter of 2010 to the second quarter of 2011 by $4.6 million, or 20.8%, to $27.0 million, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures.

•	Total revenue not allocated to segments and presented as all other was nearly flat from the second quarter of 2010 to the second quarter of 2011, decreasing by 0.1%, to $26.2 million.
Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$100,828	$123,786	$22,958	22.8%
Renewable energy revenue	40,527	41,696	1,169	2.9%
	141,355	165,482	24,127	17.1%
Direct expenses:
Energy efficiency expenses	83,065	102,248	19,183	23.1%
Renewable energy expenses	32,136	31,082	(1,054)	(3.3)%
	115,201	133,330	18,129	15.7%
Gross profit:	$26,154	$32,152	$5,998	22.9%
Energy efficiency gross margin	17.6%	17.4%		(0.2)%
Renewable energy gross margin	20.7%	25.5%		4.8%
Gross profit %	18.5%	19.4%		0.9%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.4% and 82.6% of corresponding revenue for the three months ended June 30, 2010 and 2011, respectively. Total direct expenses increased by $18.1 million, or 15.7%, from the second quarter of 2010 to the second quarter of 2011, due to increases in our overall business activity.

Energy efficiency. Energy efficiency gross margin decreased slightly from 17.6% in the second quarter of 2010 to 17.4% in the second quarter of 2011. The margin in the second quarter of 2010 was higher primarily due to higher than expected margins on construction projects. The margin in the second quarter of 2011 was consistent with our expectations.
Renewable energy. Renewable energy gross margin increased from 20.7% in the second quarter of 2010 to 25.5% in the second quarter of 2011 as a result of higher margin contribution from small scale infrastructure, integrated-PV, and O&M, which typically produce higher margins.
Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	% of	2011	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$141,355		$165,482
Operating expenses:
Salaries and benefits	$5,328	3.8%	$8,163	4.9%	$2,835	53.2%
Project development costs	2,047	1.4%	5,263	3.2%	3,216	157.1%
General, administrative and other	6,765	4.8%	5,368	3.2%	(1,397)	(20.7)%
	$14,140	10.0%	$18,794	11.4%	$4,654	32.9%
Salaries and benefits. Salaries and benefits increased $2.8 million, or 53.2%, from the second quarter of 2010 to the second quarter of 2011. This was primarily due to the additional staff necessary to support expanded sales and development activity, including expansion in the northwest and southeast regions of the U.S., and the addition of new positions generally to support our growth plans.
Project development costs. Project development costs increased $3.2 million, or 157.1%, from the second quarter of 2010 to the second quarter of 2011, reflecting continued efforts relating to increased proposal activities and efforts to convert awarded projects to fully-contracted backlog.
General, administrative and other. General, administrative and other expenses decreased $1.4 million, or 20.7%, from the second quarter of 2010 to the second quarter of 2011. The second quarter of 2010 contained a non-cash charge of $2.1 million relating to an unexpected prepayment of a long-term receivable. The net increase in the second quarter of 2011 of $0.7 million is due to our growth and the costs necessary to support our continued growth.
Other Expenses, Net
The following table shows the activity in other expenses, net from the second quarter of 2010 to the second quarter of 2011:

	Three Months Ended June 30,
(in $'000s)	2010	2011
Interest expense, net of interest income	$(1,119)	$(894)
Amortization of deferred financing costs	(98)	(95)
	$(1,217)	$(989)
The decrease in other expenses, net from the second quarter of 2010 to the second quarter of 2011 was primarily due to lower average balances on our outstanding borrowings, resulting in lower interest expense.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$3,332	$7,439	$4,107	123.3%
Central U.S. Region	2,110	1,081	(1,029)	(48.8)%
Other U.S. Regions	5,908	8,826	2,918	49.4%
Canada	716	406	(310)	(43.3)%
All Other	(1,269)	(5,383)	(4,114)	(324.2)%
Total	$10,797	$12,369	$1,572	14.6%
Income before taxes increased from the second quarter of 2010 to the second quarter of 2011 by $1.6 million, or 14.6%, due to higher revenue and improved operating leverage.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment increased from the second quarter of 2010 to the second quarter of 2011 by $4.1 million, or 123.3%, to $7.4 million. The increase was primarily due to increased revenue and higher operating margins recognized on project installations.

•
Income before taxes for the central U.S. region segment decreased from the second quarter of 2010 to the second quarter of 2011 by $1.0 million, or 48.8%, to $1.1 million. The decrease was primarily due to lower operating margins.

•
Income before taxes for the other U.S. regions segment increased from the second quarter of 2010 to the second quarter of 2011 by $2.9 million, or 49.4%, to $8.8 million due to increased revenue and higher operating margins.

•
Income before taxes for the Canada segment decreased from the second quarter of 2010 to the second quarter of 2011 by $0.3 million, or 43.3%, to $0.4 million. The decrease was due to lower operating margins.

•
The loss before taxes not allocated to segments and presented as all other, increased from the second quarter of 2010 to the second quarter of 2011 by $4.1 million, or 324.2%, to $5.4 million, primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expenses allocated to all other from the second quarter of 2010 to the second quarter of 2011 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes increased by $0.4 million to $3.5 million in the second quarter of 2011 from $3.1 million in the second quarter of 2010. The effective tax rate was 28.6% for both the three months ended June 30, 2010 and 2011. The principal reasons for the difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased in the second quarter of 2011 by $1.1 million, or 14.6%, to $8.8 million, compared to $7.7 million in the second quarter of 2010 due to higher pre-tax income, partially offset by an increase in the tax provision. Earnings per share in the second quarter of 2011 was $0.21 per basic share, representing a decrease of $0.35, or 62.5%, and $0.19 per diluted share, representing a decrease of $0.02, or 9.5%. The weighted-average number of basic and diluted shares increased by 208.3% and 19.5%, respectively. The increase in our basic shares was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our initial public offering and the exercise of 2.1 million options and warrants for shares of Class A common stock. The issuance and sale of 6.3 million shares of Class A common stock in our initial public offering contributed to the increase in both. The increase in the weighted-average number of diluted shares outstanding also was the result of the grant of new stock options and the increase in the market price of our stock.
Six Months Ended June 30, 2010 and 2011
The following table sets forth certain financial data from the condensed consolidated statements of income and comprehensive income, that data expressed as a percentage of revenue and percentage changes in that data for the six months ended June 30, 2011 compared with the same period in 2010:

	Six Months Ended June 30,
	2010	% of	2011	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$175,715	71.1%	$229,979	73.7%	30.9%
Renewable energy revenue	71,268	28.9%	81,923	26.3%	15.0%
	246,983	100.0%	311,902	100.0%	26.3%
Direct expenses:
Energy efficiency expenses	145,589		188,609		29.5%
Renewable energy expenses	56,841		63,158		11.1%
	202,430	82.0%	251,767	80.7%	24.4%
Gross profit	44,553	18.0%	60,135	19.3%	35.0%
Total operating expenses	29,977	12.1%	38,474	12.3%	28.3%
Operating income	14,576	5.9%	21,661	7.0%	48.6%
Other expenses, net	(2,072)	(0.8)%	(1,889)	(0.7)%	8.8%
Income before provision for income taxes	12,504	5.1%	19,772	6.3%	58.1%
Income tax provision	(3,518)	(1.4)%	(5,652)	(1.8)%	(60.7)%
Net income	$8,986	3.7%	$14,120	4.5%	57.1%
Revenue
The following table sets forth a comparison of our revenue by mix for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$175,715	$229,979	$54,264	30.9%
Renewable energy revenue	71,268	81,923	10,655	15.0%
	$246,983	$311,902	$64,919	26.3%
Total revenue.  We derive our revenue primarily from energy efficiency products, which accounted for approximately 71.1% and 73.7% of total revenue in the first six months of 2010 and 2011, respectively. Total revenue increased by $64.9 million, or 26.3%, in the first six months of 2011 compared to the first six months of 2010, due to higher revenue from both energy efficiency and renewable energy.
Energy efficiency revenue. Energy efficiency revenue increased by $54.3 million, or 30.9%, in the first six months of 2011 compared to the first six months of 2010 due to increases in projects being installed for our customers from all regions, which reflects both ongoing and new projects.
Renewable energy revenue. Renewable energy revenue increased by $10.7 million, or 15.0%, in the first six months of 2011 compared to the first six months of 2010, due to increases from integrated-PV, small scale infrastructure and O&M.
Revenue from customers outside the United States, principally Canada, was $51.8 million for the first six months of 2011, compared with $41.0 million in the same period of 2010.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$60,993	$80,565	$19,572	32.1%
Central U.S. Region	39,202	39,261	59	0.2%
Other U.S. Regions	57,781	89,035	31,254	54.1%
Canada	40,675	51,500	10,825	26.6%
All Other	48,332	51,541	3,209	6.6%
Total	$246,983	$311,902	$64,919	26.3%

•
Total revenue for the U.S. federal segment increased $19.6 million, or 32.1%, to $80.6 million in the first six months of 2011, compared to the same period of 2010, primarily due to an increase in the number of projects being installed for the U.S. federal government. During the first six months of 2011, revenue recognized on the continued installation of a large renewable energy project for the U.S. Department of Energy accounted for a significant portion of our revenue for this segment.

•
Total revenue for the central U.S. region segment increased slightly in the first six months of 2011, compared to the same period of 2010 by $0.1 million, or 0.2%, to $39.3 million. A decline in revenue due to weather related delays in the first quarter of 2011, was more than offset by increased installation activity in ongoing projects being installed in the second quarter of 2011.

•
Total revenue for the other U.S. regions segment increased from the first six months of 2010 compared to the first six months of 2011 by $31.3 million, or 54.1%, to $89.0 million, primarily due to an increase in the size and number of projects under construction, including as a result of our acquisition of Quantum in the third quarter of 2010.

•
Total revenue for the Canada segment increased from the first six months of 2010 compared to the first six months of 2011 by $10.8 million, or 26.6%, to $51.5 million, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures.

•
Total revenue not allocated to segments and presented as all other, increased from the first six months of 2010 compared to the first six months of 2011 by $3.2 million, or 6.6%, to $51.5 million, due to increases in small scale infrastructure, integrated-PV, and O&M.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$175,715	$229,979	$54,264	30.9%
Renewable energy revenue	71,268	81,923	10,655	15.0%
	246,983	311,902	64,919	26.3%
Direct expenses:
Energy efficiency expenses	145,589	188,609	43,020	29.5%
Renewable energy expenses	56,841	63,158	6,317	11.1%
	202,430	251,767	49,337	24.4%
Gross profit:	$44,553	$60,135	$15,582	35.0%
Energy efficiency gross margin	17.1%	18.0%		0.9%
Renewable energy gross margin	20.2%	22.9%		2.7%
Gross profit %	18.0%	19.3%		1.3%

Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.9% and 82.0% of corresponding revenue for the six months ended June 30, 2010 and 2011, respectively. Total direct expenses increased by $49.3 million, or 24.4%, in the first six months of 2011 compared to the same period in 2010 due to increases in our overall business activity.
Energy efficiency. Energy efficiency gross margin increased to 18.0% in the first six months of 2011 from 17.1% as compared to the same period of 2010, due in part to a one time project closeout which contributed to the gross margin and higher installation margins.
Renewable energy. Renewable energy gross margin increased from 20.2% in the first six months of 2010 to 22.9% as compared to the first six months of 2011 due to the mix of renewable energy products, mainly from growth in small scale infrastructure, integrated-PV, and O&M, which typically produce higher margins.
Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	% of	2011	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$246,983		$311,902
Operating expenses:
Salaries and benefits	$13,485	5.5%	$18,247	5.9%	$4,762	35.3%
Project development costs	5,177	2.1%	9,665	3.1%	4,488	86.7%
General, administrative and other	11,315	4.6%	10,562	3.4%	(753)	(6.7)%
	$29,977	12.2%	$38,474	12.4%	$8,497	28.3%
Salaries and benefits. Salaries and benefits increased $4.8 million, or 35.3%, in the first six months of 2011 as compared with the first six months of 2010. This was primarily due to the additional staff necessary to support expanded sales and development activity, including expansion in the northwest and southeast regions of the U.S., and the addition of new positions generally to support our growth plans.
Project development costs. Project development costs increased $4.5 million, or 86.7%, in the first six months of 2011 compared to the same period of 2010, reflecting continued efforts relating to business development and marketing, as well as the effects of second quarter 2010 developments discussed above.
General, administrative and other. General, administrative and other expenses decreased $0.8 million, or 6.7%, in the first six months of 2011 compared to the first six months of 2010. The first six months of 2010 contained a non-cash charge of $2.1 million relating to an unexpected prepayment of a long-term receivable. The net increase of $1.3 million for the first six months of 2011 is due to our growth and the costs necessary to support our continued growth.
Other Expenses, Net
The following table shows the activity in other expense, net from the first six months of 2010 compared to the first six months of 2011:

	Six Months Ended June 30,
(in $'000s)	2010	2011
Unrealized loss from derivatives	$(134)	$—
Interest expense, net of interest income	(1,771)	(1,683)
Amortization of deferred financing costs	(168)	(206)
	$(2,072)	$(1,889)
Other expenses, net decreased in the first six months of 2011 as compared to first six months of 2010 primarily for the same reasons as for the decrease in the second quarter of 2011 discussed above.

Income Before Taxes
The following table sets forth a comparison of our income before taxes for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$5,315	$13,987	$8,672	163.2%
Central U.S. Region	3,145	689	(2,456)	(78.1)%
Other U.S. Regions	8,117	14,708	6,591	81.2%
Canada	1,110	1,396	286	25.8%
All Other	(5,183)	(11,008)	(5,825)	(112.4)%
Total	$12,504	$19,772	$7,268	58.1%
Income before taxes for the first six months of 2011 increased to $19.8 million from $12.5 million for the first six months of 2010. The increase was due to higher gross profit, which was partially offset by increases in operating expenses.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment increased $8.7 million, or 163.2%, to $14.0 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily due to increased revenue and higher operating margins recognized on project installations.

•
Income before taxes for the central U.S. region segment decreased from the first six months of 2010 to the first six months of 2011 by $2.5 million, or 78.1%, to $0.7 million. The decrease was due to lower operating margins.

•
Income before taxes for the other U.S. regions segment increased in the first six months of 2011 as compared to the first six months of 2010 by 81.2%, or $6.6 million, to $14.7 million, due to increased revenue and higher operating margins.

•
Income before taxes for the Canada segment increased from the first six months of 2010 to the first six months of 2011 by $0.3 million, or 25.8%, to $1.4 million. The increase was primarily due to higher revenue.

•
The loss before taxes not allocated to segments and presented as all other, increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 by $5.8 million, or 112.4%, to $11.0 million, primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expenses allocated to all other from the first six months of 2010 to first six months of 2011 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes increased by $2.1 million to $5.7 million in the first six months of 2011 from $3.5 million in the first six months of 2010. The effective tax rate increased to 28.6% for the first six months of 2011 from 28.1% in the first six months of 2010. The rate variance between the periods is due mainly to a change in permanent items as a percentage of income before provision for income taxes from 2010 to 2011. The principal reasons for the difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased by $5.1 million, or 57.1%, in the first six months of 2011 to $14.1 million, compared to $9.0 million in the first six months of 2010, due to higher pre-tax income, partially offset by an increase in the tax provision. Earnings per share in the first six months of 2011 was $0.34 per basic share, representing a decrease of $0.32, or 48.5%, and $0.31 per diluted share, representing an increase of $0.07, or 29.2%. The weighted-average number of basic and diluted shares increased by 209.7% and 18.8%, respectively, for the same reasons as for the second quarter of 2011 discussed above.
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
Three Months Ended June 30, 2010 and 2011
Cash flows from operating activities. Operating activities provided $1.6 million of net cash during the three months ended June 30, 2011. During that period, we had net income of $8.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $0.6 million. Billings in excess of cost and estimated earnings, other liabilities and income taxes payable provided $5.4 million. These were offset by net decreases in Federal ESPC financing (net of restricted cash draws), accounts receivable, accounts receivable retainage, inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets and accounts payable and accrued expenses $13.3 million in cash.
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
Cash flows from investing activities. Cash used for investing activities during the three months ended June 30, 2011 totaled $9.0 million, primarily related to the development of renewable energy plants, and $0.9 million related to purchases of other property and equipment.
Cash used for investing activities during the three months ended June 30, 2010 totaled $6.6 million and consisted of capital investments of $6.5 million related to the development of renewable energy plants. Other investments related to leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended June 30, 2011 totaled $37.9 million. Most of this was due to the draw down of the $40.0 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and proceeds from exercises of options and warrants of $2.6 million. These were partially offset by a repayment of $5.0 million under the previous credit facility and a repayment of $1.6 million of long-term project debt.
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
Six Months Ended June 30, 2010 and 2011
Cash flows from operating activities. Operating activities used $24.0 million of net cash during the six months ended June 30, 2011. During that period, we had net income of $14.1 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $6.6 million. Net increases in restricted cash draws (net of Federal ESPC financing), project development costs and other liabilities also provided $10.1 million. However net decreases in accounts receivable, inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, accounts payable and accrued expenses and income taxes payable used $54.7 million in cash. Changes in other liabilities provided the balance of net cash during the period.
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
Cash flows from investing activities. Cash used for investing activities during the six months ended June 30, 2011 totaled $9.8 million, and consisted of capital investments of $14.7 million related to the development of renewable energy plants, and $1.8 million related to purchases of other property and equipment. Offsetting these amounts were $6.7 million of Section 1603 rebates received during the period.
Cash used for investing activities during the six months ended June 30, 2010 totaled $12.9 million and consisted of capital investments of $12.4 million related to the development of renewable energy plants. Other investments related to leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the six months ended June 30, 2011 totaled $48.6 million. Most of this was due to the draw down of the $40.0 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and proceeds from long-term debt financing of $5.5 million. Exercises of options and warrants also provided $4.0 million. These were partially offset by a repayment of $2.6 million of long-term project debt.
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
Senior Secured Credit Facility — Revolver and Term Loan
In 2008, we entered into a credit and security agreement with Bank of America, consisting of a $50.0 million revolving facility. The agreement required us to pay monthly interest at various rates in arrears, based on the amount outstanding. This facility had a maturity date of June 30, 2011. The facility was secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limited our ability to enter into other financing arrangements. Availability under the facility was based on two times our EBITDA for the preceding four quarters, and we were required to maintain a minimum EBITDA of $20.0 million on a rolling four-quarter basis and a minimum level of tangible net worth.
On June 30, 2011, we again amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At June 30, 2011, no balance was outstanding under the revolving credit facility and $40.0 million was outstanding under the term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1,428,571, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2011, we had outstanding $51.1 million in aggregate principal amount under these loans, bearing interest at rates ranging from 3.5% to 8.7% and maturing at various dates from 2013 to 2024. One loan totaling $5.4 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2010, we had outstanding $46.8 million in aggregate principal amount under these loans, bearing interest at rates ranging from 5.3% to 8.7% and maturing at various dates from 2013 to 2024. As of December 31, 2009, a term loan in the amount of $5.4 million was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer had constituted an event of default under the credit agreement; however, the customer emerged from bankruptcy in 2010 and continued operations. To cure the default we decided to pay the loan in full during the third quarter of 2010.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $183.4 million and $159.0 million in principal amounts at June 30, 2011 and December 31, 2010, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2011 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2011:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	40,000	5,714	11,429	22,857	—
Project Financing:
Construction and term loans	51,085	5,323	9,591	8,074	28,097
Federal ESPC receivable financing(1)	183,379	—	183,379	—	—
Interest obligations(2)	27,210	4,867	7,987	5,888	8,468
Operating leases	9,195	2,680	3,474	2,343	698
Total	$310,869	$18,584	$215,860	$39,162	$37,263

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

(2)	For the term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2011 remains constant for the term of the facility.
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, (ASU 2011-04). This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited, and requires prospective application. We are evaluating the effect, if any, that the adoption of ASU 2011-04 will have on our consolidated financial statements.
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
Interest Rate Risk
We had cash and cash equivalents totaling $59.8 million as of June 30, 2011 and $44.7 million as of December 31, 2010. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2010 and for the six months ended June 30, 2011, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $1.7 million and $0.9 million, respectively, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. In 2009 and for most of 2010, we did not have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements. In addition, in connection with our fiscal 2010 audit, we concluded that we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. Although we have hired directors of SEC reporting and taxation, these new employees require time and training to learn our business and operating processes and procedures. Moreover, we expect to find it necessary to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. We may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. For the near-term future, until such personnel are familiar with our business and reporting structure, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

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
Item 1A. Risk Factors
As of June 30, 2011, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.

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

AMERESCO, INC.
Date: August 12, 2011	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer
(duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1
Second Amended and Restated Credit and Security Agreement dated as of June 30, 2011 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2011 (file no. 011-34811) and incorporated herein by reference.

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
101***
The following condensed consolidated financial statements from Ameresco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders' Equity (iv), Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.
***    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.