Form 10-Q
period 2011-09-30
Ameresco, Inc.
filed 2011-11-14
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 4, 2011
Class A Common Stock, $0.0001 par value per share	25,360,711
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,691,021	$31,734,749
Restricted cash	9,197,447	12,687,929
Accounts receivable, net	68,584,304	143,856,513
Accounts receivable retainage	18,452,777	18,562,244
Costs and estimated earnings in excess of billings	35,556,425	55,093,772
Inventory, net	6,780,092	8,323,380
Prepaid expenses and other current assets	8,471,628	10,216,107
Income tax receivable	2,511,542	9,504,152
Deferred income taxes	9,908,240	12,668,142
Project development costs	7,556,345	8,170,697
Total current assets	211,709,821	310,817,685
Federal ESPC receivable	193,551,495	236,595,684
Property and equipment, net	5,406,387	6,684,625
Project assets, net	145,147,475	169,092,913
Deferred financing fees, net	3,412,186	3,722,968
Goodwill	20,580,995	41,907,853
Intangible assets, net	—	13,221,000
Other assets	4,598,980	6,390,885
	372,697,518	477,615,928
	$584,407,339	$788,433,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,722,118	$11,115,586
Accounts payable	95,302,897	116,278,050
Accrued expenses and other current liabilities	12,517,671	12,260,683
Billings in excess of cost and estimated earnings	27,555,894	31,345,206
Income taxes payable	2,488,672	802,290
Total current liabilities	142,587,252	171,801,815
Long-term debt, less current portion	202,409,484	325,905,269
Deferred income taxes	12,013,799	24,125,829
Deferred grant income	4,200,929	6,109,406
Other liabilities	28,144,144	29,673,680
	$246,768,356	$385,814,184
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,	September 30,
	2010	2011
		(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and September 30, 2011	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,925,649 shares issued and 23,092,365 outstanding at December 31, 2010, 30,150,070 shares issued and 25,316,786 outstanding at September 30, 2011	2,793	3,015
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2010 and September 30, 2011	1,800	1,800
Additional paid-in capital	74,069,087	86,725,095
Retained earnings	126,609,101	153,088,094
Accumulated other comprehensive income	3,551,521	182,181
Less — treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	195,051,731	230,817,614
	$584,407,339	$788,433,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2010	2011
	(Unaudited)

Energy efficiency revenue	$147,863,350	$188,718,434
Renewable energy revenue	44,038,079	39,085,134
	191,901,429	227,803,568
Direct expenses:
Energy efficiency expenses	121,906,348	155,890,159
Renewable energy expenses	35,114,345	32,058,319
	157,020,693	187,948,478
Gross profit	34,880,736	39,855,090
Operating expenses:
Salaries and benefits	8,409,014	10,984,929
Project development costs	2,716,616	5,174,930
General, administrative and other	4,841,508	7,286,542
	15,967,138	23,446,401
Operating income	18,913,598	16,408,689
Other expenses, net (Note 10)	(2,010,030)	(1,359,913)
Income before provision for income taxes	16,903,568	15,048,776
Income tax provision	(4,862,651)	(2,690,196)
Net income	12,040,917	12,358,580
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	(746,087)	(1,775,890)
Foreign currency translation adjustment	879,842	(2,267,225)
Comprehensive income	$12,174,672	$8,315,465
Net income per share attributable to common shareholders:
Basic	$0.35	$0.29
Diluted	$0.28	$0.27
Weighted average common shares outstanding:
Basic	34,434,352	43,116,861
Diluted	43,445,391	46,308,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)
Revenue:
Energy efficiency revenue	$323,578,578	$418,697,750
Renewable energy revenue	115,305,944	121,007,530
	438,884,522	539,705,280
Direct expenses:
Energy efficiency expenses	267,495,450	344,499,360
Renewable energy expenses	91,955,471	95,216,122
	359,450,921	439,715,482
Gross profit	79,433,601	99,989,798
Operating expenses:
Salaries and benefits	21,893,756	29,232,330
Project development costs	7,893,558	14,839,723
General, administrative and other	16,156,553	17,848,103
	45,943,867	61,920,156
Operating income	33,489,734	38,069,642
Other expenses, net (Note 10)	(4,082,417)	(3,248,919)
Income before provision for income taxes	29,407,317	34,820,723
Income tax provision	(8,381,084)	(8,341,730)
Net income	21,026,233	26,478,993
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	(2,297,667)	(1,991,877)
Foreign currency translation adjustment	689,797	(1,377,463)
Comprehensive income	$19,418,363	$23,109,653
Net income per share attributable to common shareholders:
Basic	$1.02	$0.63
Diluted	$0.53	$0.58
Weighted average common shares outstanding:
Basic	20,563,849	42,275,367
Diluted	39,513,507	45,377,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

											Accumulated
	Series A Preferred						Additional				Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$126,609,101	4,833,284	$(9,182,571)	$3,551,521	$195,051,731
Exercise of stock options, net	—	—	—	—	2,224,421	222	4,907,423	—	—	—	—	4,907,645
Stock-based compensation expense, including excess tax benefits of $5,721,385	—	—	—	—	—	—	7,748,585	—	—	—	—	7,748,585
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,377,463)	(1,377,463)
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	(1,991,877)	(1,991,877)
Net income	—	—	—	—	—	—	—	26,478,993	—	—	—	26,478,993
Balance, September 30, 2011	—	$—	18,000,000	$1,800	30,150,070	$3,015	$86,725,095	$153,088,094	4,833,284	$(9,182,571)	$182,181	$230,817,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$12,040,917	$12,358,580
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	4,206,992	2,676,004
Depreciation of property and equipment	589,029	845,947
Amortization of deferred financing fees	306,398	106,776
Amortization of intangible assets	—	501,000
Provision for bad debts	—	154
Stock-based compensation expense	651,352	432,624
Deferred income taxes	792,193	4,097,831
Excess tax benefits from stock-based compensation arrangements	—	(1,819,749)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	53,185,373	20,465,804
Accounts receivable	(21,103,490)	(45,257,456)
Accounts receivable retainage	(5,204,217)	(915,906)
Federal ESPC receivable	(51,833,048)	(21,910,697)
Inventory	23,790	439,704
Costs and estimated earnings in excess of billings	(8,859,603)	2,294,809
Prepaid expenses and other current assets	(1,817,278)	(1,149,248)
Project development costs	(872,942)	(1,383,993)
Other assets	4,560,707	(1,554,165)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	25,940,748	38,898,718
Billings in excess of cost and estimated earnings	(1,341,379)	4,517,219
Other liabilities	337,826	(4,679,466)
Income taxes payable	(2,541,814)	1,352,618
Net cash provided by operating activities	9,061,554	10,317,108
Cash flows from investing activities:
Purchases of property and equipment	(877,781)	(863,145)
Purchases of project assets	(12,415,691)	(16,837,529)
Acquisitions, net of cash received	(6,138,941)	(60,953,588)
Net cash used in investing activities	$(19,432,413)	$(78,654,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended September 30,
	2010	2011
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$1,819,749
Payments of financing fees	(402,625)	(78,924)
Proceeds from exercises of options and warrants, and issuance of stock	59,649,893	905,557
Proceeds from senior secured credit facility	(31,351,119)	41,571,429
Restricted cash	(1,137,175)	(1,136,862)
Repayment of subordinated debt	(2,998,750)	—
Payments on long-term debt	(5,755,902)	(1,444,018)
Net cash provided by financing activities	18,004,322	41,636,931
Effect of exchange rate changes on cash	498,142	(1,347,221)
Net increase (decrease) in cash and cash equivalents	8,131,605	(28,047,444)
Cash and cash equivalents, beginning of period	21,134,396	59,782,193
Cash and cash equivalents, end of period	$29,266,001	$31,734,749
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$710,265	$1,246,530
Income taxes	$3,652,142	$1,764,698
Acquisitions, net of cash received:
Accounts receivable	$8,354,669	$18,287,718
Accounts receivable retainage	423,927	—
Costs and estimated earnings in excess of billings	1,947,639	11,269,294
Prepaid expenses and other current assets	33,922	95,674
Property and equipment	127,512	604,637
Project assets	—	6,970,185
Goodwill	2,539,561	21,262,668
Intangible assets	—	13,722,000
Other assets	18,551	52,062
Accounts payable and accrued expenses	(7,032,052)	(7,175,650)
Billings in excess of cost and estimated earnings	(274,788)	—
Deferred income taxes	—	(2,500,000)
Other liabilities	—	(1,635,000)
	$6,138,941	$60,953,588
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$21,026,233	$26,478,993
Adjustments to reconcile net income to cash used in operating activities:
Depreciation of project assets	7,623,850	7,126,617
Depreciation of property and equipment	1,234,415	1,927,669
Amortization of deferred financing fees	474,403	312,431
Amortization of intangible assets	—	501,000
Provision for bad debts	—	24,374
Write-down of long-term receivable	2,111,000	—
Unrealized loss on interest rate swaps	133,591	—
Stock-based compensation expense	1,758,503	2,027,200
Deferred income taxes	—	7,243,425
Excess tax benefits from stock-based compensation arrangements	—	(5,721,385)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	108,936,357	98,682,379
Accounts receivable	(24,037,153)	(57,839,917)
Accounts receivable retainage	(7,491,725)	(580,598)
Federal ESPC receivable	(110,522,731)	(95,550,030)
Inventory	(1,071,268)	(1,543,288)
Costs and estimated earnings in excess of billings	(16,660,465)	(8,600,351)
Prepaid expenses and other current assets	(5,518,403)	(1,812,750)
Project development costs	(790,904)	(623,548)
Other assets	6,582,019	(1,758,820)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	6,749,903	16,997,701
Billings in excess of cost and estimated earnings	2,311,175	4,189,191
Other liabilities	1,702,081	97,928
Income taxes payable	(946,361)	(3,336,415)
Net cash used in operating activities	(6,395,480)	(11,758,194)
Cash flows from investing activities:
Purchases of property and equipment	(1,361,876)	(2,669,779)
Purchases of project assets	(24,783,062)	(31,558,420)
Grant awards received on project assets	—	6,695,711
Acquisitions, net of cash received	(6,138,941)	(60,953,588)
Additional purchase price paid on 2010 acquisition (Note 3)	—	(1,956,366)
Net cash used in investing activities	$(32,283,879)	$(90,442,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$5,721,385
Payments of financing fees	(1,300,058)	(623,213)
Proceeds from exercises of options and warrants, and issuance of stock	60,062,759	4,907,645
Repurchase of stock	(768,970)	—
Proceeds from senior secured credit facility	(19,915,218)	81,571,429
Proceeds from long-term debt financing	812,398	5,500,089
Restricted cash	(5,956,433)	(2,812,428)
Repayment of subordinated debt	(2,998,750)	—
Payments on long-term debt	(10,548,598)	(3,998,627)
Net cash provided by financing activities	19,387,130	90,266,280
Effect of exchange rate changes on cash	630,690	(1,021,916)
Net decrease in cash and cash equivalents	(18,661,539)	(12,956,272)
Cash and cash equivalents, beginning of year	47,927,540	44,691,021
Cash and cash equivalents, end of period	$29,266,001	$31,734,749
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,228,744	$3,063,570
Income taxes	$5,052,664	$6,800,454
Acquisitions, net of cash received:
Accounts receivable	$8,354,669	$18,287,718
Accounts receivable retainage	423,927	—
Costs and estimated earnings in excess of billings	1,947,639	11,269,294
Prepaid expenses and other current assets	33,922	95,674
Property and equipment	127,512	604,637
Project assets	—	6,970,185
Goodwill	2,539,561	21,262,668
Intangible assets	—	13,722,000
Other assets	18,551	52,062
Accounts payable and accrued expenses	(7,032,052)	(7,175,650)
Billings in excess of cost and estimated earnings	(274,788)	—
Deferred income taxes	—	(2,500,000)
Other liabilities	—	(1,635,000)
	$6,138,941	$60,953,588
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
The condensed consolidated financial statements as of December 31, 2010 and September 30, 2011, and for the three and nine months ended September 30, 2010 and 2011, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2010 and 2011, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts ("ESPCs") and construction of project assets, as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the nine months ended September 30, 2010 and 2011 are as follows:

	Nine Months Ended September 30,
	2010	2011
Balance, beginning of period	$1,602,079	$1,677,278
Charges to costs and expenses	—	24,374
Account write-offs and other	(17,006)	4,915
Balance, end of period	$1,585,073	$1,706,567
At December 31, 2010 and at September 30, 2011, no customer accounted for more than 10% of the Company's total accounts receivable.
During the three months ended September 30, 2010 and for the three and nine months ended September 30, 2011, no customer accounted for more than 10% of the Company's total revenue.
During the nine months ended September 30, 2010 the Company had one customer that accounted for approximately 11.3% of the Company's total revenue.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company's financial statements.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the nine months ended September 30, 2010 was $252,113. No interest was capitalized for the three months ended September 30, 2010 or the three and nine months ended September 30, 2011.
Routine maintenance costs are expensed in the current year's condensed consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of income and comprehensive income.dd
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the amount that the carrying value exceeds the fair value. d
In February and March 2011, the Company received a total of $6,695,711 in grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the "Act"). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,200,929 and $6,109,406 in the accompanying condensed consolidated balance sheets at December 31, 2010 and September 30, 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. All deferred financing fees are amortized over the respective term of the financing.
Goodwill and Intangible Assets
The Company has classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company assesses the impairment of goodwill and intangible assets that have indefinite lives on an annual basis (December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
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
During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of each of Applied Energy Group ("AEG") and APS Energy Services, Inc. (now known as "Ameresco Southwest"). The net purchase prices have been allocated to the net identified assets acquired based on fair values at the respective date of the acquisition with the residual amounts allocated to goodwill. The acquisition of AEG resulted in the Company recording an initial carrying value of goodwill totaling $5,170,508. For the acquisition of Ameresco Sourthwest, the Company recorded an initial carrying value of goodwill of $16,092,160. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and relationships as well as software and non-compete agreements. The intangible assets are amortized over a period of approximately five years from the respective date of acquisition. See Note 3 for more information.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accredited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income and comprehensive income. As of December 31, 2010 and September 30, 2011, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives and deferred compensation relating to the 2010 and July 2011 acquisitions . See Note 3 and 7.
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
Billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced at December 31, 2010 and September 30, 2011.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

examination process.
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 5 for additional information on the Company's income taxes.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 11 for fair value of interest rate swaps.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2010 or for the nine months ended September 30, 2011.
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
The Company's financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2011, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $1,181,464. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company's consolidated balance sheets at fair value. The fair value of the Company's interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
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
A portion of the Company's project financing includes two projects that each utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover notional amounts of approximately $13,100,000 and $2,900,000, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in September 2023 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Since April 2010, they have been designated as hedges. Accordingly, the Company recognized the change in fair value of these derivatives in the consolidated statements of income prior to April 1, 2010, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from derivative instruments were reported as operating activities in the consolidated statements of cash flows.
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
As of April 1, 2010, and in accordance with accounting standards, all then existing swaps held by the Company have been designated as cash flow hedges. Accordingly, the Company recognizes the fair value of the swaps in its consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers a notional amount of $38,571,429 variable rate note at a fixed interest rate of 1.965% and expires in June 2016.
With respect to the Company's interest rate swaps that had been designated as cash flow hedges, the Company recorded an unrealized loss in earnings during the nine months ended September 30, 2010 of approximately $133,591, as other expenses, net in the condensed consolidated statements of income and comprehensive income.  No unrealized gains (losses) were recorded during the three months ended September 30, 2010 or the three and nine months ended September 30, 2011.
See Note 12 for additional information on the Company's derivative instruments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Basic and diluted net income	$12,040,917	$12,358,580	$21,026,233	$26,478,993
Basic weighted-average shares outstanding	34,434,352	43,116,861	20,563,849	42,275,367
Effect of dilutive securities:
Preferred stock	4,396,304	—	14,250,988	—
Stock options	4,614,735	3,191,171	4,698,670	3,101,737
Diluted weighted-average shares outstanding	43,445,391	46,308,032	39,513,507	45,377,104

For the three and nine months ended September 30, 2010, 856,000 shares of common stock were excluded from the calculation of dilutive shares as the effect would be anti-dilutive. For the three and nine months ended September 30, 2011, 694,688 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended September 30, 2010 and 2011, unallocated corporate expenses were $7,712,229 and $10,259,457, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2010 and 2011, was $866,405 and $194,499, respectively. For the nine months ended September 30, 2010 and 2011, unallocated corporate expenses were $21,700,187 and $28,636,642, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2010 and 2011 was $9,671,347 and $7,564,040, respectively. See Note 13.
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In August 2010, the Company acquired Quantum Engineering and Development Inc. ("Quantum") for an initial cash payment of $6,150,000. During April 2011, the Company made an additional payment of approximately $1,956,366 in accordance with certain provisions of the stock purchase agreement with the former shareholders of Quantum. The payment has been reflected retrospectively as additional goodwill in the accompanying consolidated balance sheets in accordance with AS 805, Business Combinations.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In July 2011, the Company acquired AEG from its stockholders. The Company made an initial cash payment of $10,650,000 to acquire all of the outstanding stock of AEG. The purchase price is subject to a post-closing working capital adjustment that is expected to be completed in the fourth quarter of 2011. The former stockholders of AEG, all of whom are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. The fair value of the additional consideration is estimated to be $1,635,000, and is included in other liabilities in the purchase allocation table below.
In August 2011, the Company acquired Ameresco Southwest (then known as APS Energy Services, Inc.) from Pinnacle West Capital Corporation. The Company made an initial cash payment of $50,618,230 to acquire all of the outstanding stock of Ameresco Southwest. The purchase price is subject to a post-closing working capital and certain other adjustments that are expected to be completed in the first quarter of 2012.
The Company's acquisitions in 2010 and 2011 were accounted for using the acquisition method in accordance with ASC-805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of acquisitions as set forth in the table below. The excess purchase price over the estimated fair value of the next assets acquired has been recorded as goodwill. In the Quantum acquisition, identified intangible assets had de minimis value as the Company was primarily acquiring an assembled workforce in addition to the tangible net assets identified below.

	2010	2011
	Quantum	AEG	Ameresco Southwest
Cash	$11,059	$314,642	$—
Accounts receivable	8,354,669	4,138,015	14,149,703
Accounts receivable retainage	423,927	—	—
Costs and estimated earnings in excess of billings	1,947,639	—	11,269,294
Prepaid expenses and other current assets	33,922	62,345	33,329
Property and equipment and project assets	127,512	7,301	7,567,521
Goodwill	4,495,927	5,170,508	16,092,160
Intangible assets	—	6,525,000	7,197,000
Other assets	18,551	52,062	—
Accounts payable	(6,374,371)	(1,610,734)	(3,007,748)
Accrued liabilities	(657,681)	125,861	(2,683,029)
Billings in excess of cost and estimated earnings	(274,788)	—	—
Deferred taxes and other liabilities	—	(4,135,000)	—
Purchase price	$8,106,366	$10,650,000	$50,618,230
Total, net of cash received	$8,095,307	$10,335,358	$50,618,230
Total fair value of consideration	$8,106,366	$10,650,000	$50,618,230
The allocation of the purchase price for the 2011 acquisitions are preliminary and based on management's current best estimates.
The results of the acquired companies since the dates of the acquisitions have been included in the Company's operations as presented in the accompanying consolidated statements of income and comprehensive income and consolidated statements of cash flows. The year-to-date revenue and pre-tax income (loss) of the acquisitions in 2011 following their corresponding acquisition dates, is as follows:

	2011
	AEG	Ameresco Southwest
Revenue	$6,424,803	$9,579,694
Pre-tax income	$(1,727,360)	$766,329

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The acquisition related information does not include any data related to the 2010 Quantum acquisition as this has been deemed immaterial to the Company. This supplemental pro forma information that follows has been prepared for informational purposes only and is intended to represent or be indicative of what would have occurred had the acquisitions been completed on January 1, 2010, and are not indicative of any future results. Financial information for the period prior to the dates of the acquisitions have been provided by the sellers for purposes of this pro forma presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Pro forma consolidated results:
Revenue	$219,168,728	$235,726,015	$500,519,430	$586,450,766
Income	$14,152,507	$11,927,395	$22,840,097	$27,312,934
Basic earnings per share	$0.41	$0.28	$1.11	$0.65
Diluted earnings per share	$0.33	$0.26	$0.58	$0.60
4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. Goodwill consisted of the following at December 31, 2010 and September 30, 2011:

	December 31, 2010	Acquisitions	Foreign Currency Translation and Other Adjustments	September 30, 2011
U.S. Federal	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	—	—	1,972,415
Other U.S. Regions	4,906,875	16,092,160	—	20,999,035
Canada	2,680,933	—	64,190	2,745,123
All Other	7,645,805	5,170,508	—	12,816,313
Total	$20,580,995	$21,262,668	$64,190	$41,907,853
Intangible assets recorded by the Company are amortized over a period of approximately five years from the dates of recognition. The following table presents intangible asset balances included in total assets by segment. Intangible assets, net, consisted of the following December 31, 2010 and September 30, 2011:

	December 31, 2010	Acquisitions	Accumulated Amortization	September 30, 2011
Other U.S. Regions:
Customer contracts and relationships	$—	$5,110,000	$(145,000)	$4,965,000
Non-compete agreements	—	1,860,000	(47,000)	1,813,000
Technology	—	227,000	(6,000)	221,000
All Other:
Customer contracts and relationships	—	5,196,000	(236,000)	4,960,000
Technology	—	491,000	(25,000)	466,000
Non-compete agreements	—	448,000	(22,000)	426,000
Trade names	—	390,000	(20,000)	370,000
Total	$—	$13,722,000	$(501,000)	$13,221,000
Amortization expense of intangible assets for both three and nine months ended September 30, 2011 was $501,000 and is included in general, administrative and other expenses in the condensed consolidated statements of income and comprehensive income.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5. INCOME TAXES
The provision for income taxes was $4,862,651 and $2,690,196, for the three months ended September 30, 2010 and 2011, respectively. The provision for income taxes was $8,381,084 and $8,341,730 for the nine months ended September 30, 2010 and 2011, respectively. The effective tax rate changed to 17.9% for the three months ended September 30, 2011 from 28.8% for the three months ended September 30, 2010. The effective tax rate changed to 24.0% for the nine months ended September 30, 2011 from 28.5% for the nine months ended September 30, 2010. The tax rate for the third quarter of 2011 included a net tax benefit of $936,389 relating to accrued interest on tax positions that were resolved during the quarter.
6. STOCK INCENTIVE PLAN
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2010, no stock options had been granted under the 2010 Plan. During the nine months ended September 30, 2011, the Company granted options to purchase 228,688 shares of Class A common stock under the 2010 Plan. The options were granted at a weighted average exercise price of $12.63 per share.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At September 30, 2011, 9,771,312 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	8,274,000	$4.177
Granted (1)	228,688	12.633
Exercised	(2,226,421)	(2.208)
Forfeited	(305,700)	(10.999)
Outstanding at September 30, 2011	5,970,567	$4.886
Options exercisable at September 30, 2011	4,387,929	$3.593
Expected to vest at September 30, 2011	1,255,406	$8.478
Options exercisable at December 31, 2010	6,066,750	$2.956

(1) Grants are related to the 2010 Plan.
The weighted-average remaining contractual life of all options expected to vest at September 30, 2011 was 4.26 years. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $18,026,604.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table summarizes information about stock options outstanding at September 30, 2011:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$0.875	424,862	0.82	$0.875	424,862	$0.875
2000 Plan	1.500	20,000	1.33	1.500	20,000	1.500
2000 Plan	1.750	207,399	1.79	1.750	207,399	1.750
2000 Plan	1.875	112,500	2.04	1.875	112,500	1.875
2000 Plan	2.750	857,239	2.80	2.750	851,239	2.750
2000 Plan	3.000	50,500	3.33	3.000	50,500	3.000
2000 Plan	3.250	883,376	1.76	3.250	883,376	3.250
2000 Plan	3.410	1,010,150	1.79	3.410	887,900	3.410
2000 Plan	4.220	544,853	2.45	4.220	329,353	4.220
2000 Plan	6.055	1,025,000	4.22	6.055	441,800	6.055
2010 Plan	10.950	140,000	6.25	10.950	—	10.950
2000 Plan	13.045	606,000	4.93	13.045	179,000	13.045
2010 Plan	14.810	60,000	6.16	14.810	—	14.810
2010 Plan	16.290	28,688	5.82	16.290	—	16.290
		5,970,567			4,387,929

During the nine months ended September 30, 2011, a total of 2,226,421 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.208 per share. Cash received from option exercise under all stock-based payment arrangements for the nine months ended September 30, 2011 was $4,907,645.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2010 and 2011:

	Year Ended December 31,	Nine Months Ended September 30,
	2010	2011
Future dividends	$ -	$ -
Risk-free interest rate	2.59%-3.11%	1.36%-2.58%
Expected volatility	57%-59%	42%-45%
Expected life	6.5 years	6-6.5 years

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The weighted-average fair value of stock options granted during the nine months ended September 30, 2011, under the Black-Scholes option pricing model was $5.777 per share. For the three months ended September 30, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $651,352 and $432,624, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $1,758,503 and $2,027,200, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of September 30, 2011, there was approximately $7,810,053 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.37 years.
7. COMMITMENTS AND CONTINGENCIES
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
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company's expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $4.0 million outstanding with the customer as of September 30, 2011. As of September 30, 2011, the Company has not recognized any revenue or profit associated with these claims.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Quantum in the third quarter of 2010 (see Note 3), certain individuals are eligible to receive additional compensation. Total potential additional compensation is up to $1,150,000 and will be recognized as compensation expense as earned.
Related to the Company's acquisition of AEG in the third quarter of 2011 (see Note 3), the former stockholders of AEG, who are now employees of the Company, may be entitled to receive up to $5 million in additional consideration if AEG meets certain financial performance milestones.
8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2010 and September 30, 2011 and revenues from sales to unaffiliated customers for the three and nine months ended September 30, 2010 and 2011 between those in the United States and those in other locations, is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	December 31,	September 30,
	2010	2011
Assets:
United States	$512,290,125	$714,831,896
Canada	72,012,318	73,491,855
Other	104,896	109,862
	$584,407,339	$788,433,613

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
United States	$159,173,097	$189,745,710	$364,673,963	$449,089,445
Canada	32,442,118	37,235,830	73,468,415	89,063,210
Other	286,214	822,028	742,144	1,552,625
	$191,901,429	$227,803,568	$438,884,522	$539,705,280

9. RELATED PARTY TRANSACTIONS
The Company's principal and controlling stockholder previously provided a limited personal indemnification to the surety companies that provide performance and payment bonds and other surety products to the Company. During 2010, in connection with the initial public offering the limited personal indemnification provided by the Company's principal and controlling stockholder was removed.
10. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Unrealized loss from derivatives	$—	$—	$(133,591)	$—
Interest expense, net of interest income	(1,703,632)	(1,253,137)	(3,474,423)	(2,936,488)
Amortization of deferred financing fees	(306,398)	(106,776)	(474,403)	(312,431)
	$(2,010,030)	$(1,359,913)	$(4,082,417)	$(3,248,919)
11. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

		Fair Value as of
		December 31,	September 30,
	Level	2010	2011
Liabilities:
Interest rate swap instruments	2	$3,632,238	$6,952,034
Total liabilities		$3,632,238	$6,952,034

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
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the year ended December 31, 2010 or for the nine months ended September 30, 2011.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2010 and September 30, 2011, the following table presents information about the fair value amounts of the Company's derivative instruments:

	Liability Derivatives as of
	December 31, 2010		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,632,238	Other liabilities	$6,952,034
 There were no derivatives not designated as hedging instruments for the three months ended September 30, 2010 and 2011.
The following table presents information about the effects of the Company's derivative instruments on the condensed consolidated statements of income and comprehensive income:

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30, are as follows:
	Income on Derivative	2010	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Interest (expense) income	$(133,591)	$—

	As of September 30, 2011
	Loss Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$3,319,796	$1,207,255

13. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended September 30, 2010 and 2011 unallocated corporate expenses were $7,712,229 and $10,259,457, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2010 and 2011 was $866,405 and $194,499, respectively. For the nine months ended September 30, 2010 and 2011, unallocated corporate expenses were $21,700,187 and $28,636,642, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2010 and 2011 was $9,671,347 and $7,564,040, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2011

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$28,525,581	$32,206,277	$96,496,756	$37,235,830	$33,339,124	$227,803,568
Interest income	$—	$—	$—	$2	$90,650	$90,652
Interest expense	$—	$—	$—	$172	$1,343,612	$1,343,784
Depreciation and amortization of intangible assets	$47,112	$(2,231)	$—	$416,104	$3,561,966	$4,022,951
Income (loss) before taxes	$2,393,199	$4,326,876	$17,116,611	$1,277,048	$(10,064,958)	$15,048,776
Total assets	$250,568,886	$20,482,833	$309,664,125	$73,491,855	$134,225,914	$788,433,613
Capital expenditures	$95,389	$3,469	$1,226,426	$833,666	$15,541,724	$17,700,674

Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2010

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$53,278,830	$37,541,875	$40,486,208	$33,466,031	$27,128,485	$191,901,429
Interest income	$—	$—	$—	$5,058	$1,170	$6,228
Interest expense	$—	$—	$—	$855	$1,842,596	$1,843,451
Depreciation	$19,855	$2,399	$—	$103,970	$4,669,797	$4,796,021
Income (loss) before taxes	$8,060,725	$6,436,116	$6,558,649	$2,693,902	$(6,845,824)	$16,903,568
Total assets	$174,640,659	$24,709,712	$122,388,247	$65,692,668	$161,078,922	$548,510,208
Capital expenditures	$23,573	$26,927	$697,471	$4,722,434	$7,823,067	$13,293,472

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2011

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$109,090,632	$71,466,960	$185,531,536	$88,735,802	$84,880,350	$539,705,280
Interest income	$—	$—	$—	$5,028	$268,857	$273,885
Interest expense	$—	$—	$—	$2,097	$3,208,271	$3,210,368
Depreciation and amortization of intangible assets	$160,624	$13,590	$—	$727,148	$8,653,924	$9,555,286
Income (loss) before taxes	$16,379,811	$5,016,384	$31,824,515	$2,672,615	$(21,072,602)	$34,820,723
Total assets	$250,568,886	$20,482,833	$309,664,125	$73,491,855	$134,225,914	$788,433,613
Capital expenditures	$160,441	$17,939	$2,493,579	$2,749,326	$28,806,914	$34,228,199

Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2010

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$114,272,081	$76,743,452	$98,267,620	$74,141,379	$75,459,990	$438,884,522
Interest income	$—	$—	$—	$20,357	$106,377	$126,734
Interest expense	$—	$—	$—	$2,094	$3,732,654	$3,734,748
Depreciation	$60,954	$5,328	$—	$323,591	$8,468,392	$8,858,265
Income (loss) before taxes	$13,375,554	$9,581,094	$14,675,621	$3,803,888	$(12,028,840)	$29,407,317
Total assets	$174,640,659	$24,709,712	$122,388,247	$65,692,668	$161,078,922	$548,510,208
Capital expenditures	$47,466	$37,764	$1,163,624	$5,989,314	$18,906,770	$26,144,938

14. STOCKHOLDERS' EQUITY
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
All common share and per share amounts in the condensed consolidated financial statements and notes thereto have been restated to reflect the two-for-one stock split of the Common Stock effected on July 20, 2010.  A At September 30, 2011 the Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.
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
15. LONG-TERM DEBT
7.25% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25%. The principal amounts are due in quarterly installments ranging from $98,311 to $170,902, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At September 30, 2011, $5,301,686 was outstanding under the term loan.
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
On June 30, 2011, the Company again amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company's prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company's option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2011, $43 million was outstanding under the revolving credit facility and $38,571,429 was outstanding under the term loan. Payments on the term loan are due in quarterly installments of $1,428,571, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company's subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.
16. SUBSEQUENT EVENTS
On October 3, 2011 the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380,068.  The note evidencing the loan bears interest at a rate of 6.11%.  Monthly interest payments are due from November 1, 2011 to April 1, 2012.  The principal amounts are due starting on May 1, 2012 in monthly installments ranging from $33,466 to $101,215, plus interest, with remaining principal balances and unpaid interest due April 1, 2027.
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
We report results under ASC 280, Segment Reporting, for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as operations and maintenance, or O&M, and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 13 to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $618.2 million in 2010. We achieved profitability in 2002, and we have been profitable every year since.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed fourteen acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum Engineering and Development, Inc., or Quantum, in 2010 expanded our geographical reach into the Northwest.
Recent Developments
On July 14, 2011 we acquired Applied Energy Group, Inc., or AEG, an energy efficiency and demand side management consulting services provider active in the northeast, mid-Atlantic, midwest and other regions.
On August 19, 2011, we acquired APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a full-service company that provides integrated energy efficiency and renewable energy solutions, strengthening our geographical position into the southwest.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to September 30, 2011, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 12 to 36 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer's energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors in our Annual Report on Form 10-K.

As of September 30, 2011, we had backlog of approximately $438 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $782 million. As of September 30, 2010, we had fully-contracted backlog of approximately $593 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $531 million. Fully-contracted backlog decreased 26.1% year-over-year during the third quarter as we experienced a lengthening of the sales cycle when converting awarded projects into signed contracts, or fully-contracted backlog. Even though we have experienced a lengthening of the sales cycle, we have not experienced any unusual cancellations or reductions in project scope. Awarded projects increased 47.5% year-over-year during the third quarter as we experienced an increase in the size and number of projects we were selected for.
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
During the three months ended September 30, 2010 and for the three and nine months ended September 30, 2011 , no customer accounted for more than 10% of our total revenue. For the nine months ended September 30, 2010 one customer, the U.S. Department of Energy, Savannah River Site, accounted for 11.3% of our total revenue.
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
Salaries and benefits. Salaries and benefits consist primarily of expenses for personnel not directly engaged in specific project or revenue generating activity. These expenses include the time of executive management, legal, finance, accounting, human resources, information technology and other staff not utilized in a particular project. We employ a comprehensive time card system which creates a contemporaneous record of the actual time by employees on project activity. We expect salaries and benefits to continue to increase as we continue to incur additional costs related to operating as a publicly-traded company, including accounting, compliance and legal, as well as related to executing our growth plans.
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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general and administrative expenses to continue to increase as we continue to incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance, as well as related to executing our growth plans.
Other Expenses, net
Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings and amortization of deferred financing costs, unrealized gains and losses on derivatives not accounted for as hedges, and realized gains on derivatives not accounted for as hedges. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the nine months ended September 30, 2010 was $0.3 million. No interest was capitalized for the three months ended September 30, 2010 or the three and nine months ended September 30, 2011.
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
We follow the guidance which expands the disclosure requirements for derivative instruments and hedging activities.
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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes three projects that utilize a variable rate swap instrument. Prior to December 31, 2010, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. During the year ended 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. We entered into the interest rate swap contracts as an economic hedge. In July 2011, we entered into a five-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers a notional amount of approximately $38.6 million variable rate note at a fixed interest rate of 1.965% and expires in June 2016.
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
The interest rate swaps that we entered into during 2010 and 2011 qualify, and have been designated, as cash flow hedges.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to our interest rate swaps that had not been designated as cash flow hedges, until April 2010 no unrealized gains (losses) were recognized during the three months ended September 30, 2010 or the three and nine months ended September 30, 2011. For the nine months ended September 30, 2010 we recognized $0.1 million as other expenses, net in the condensed consolidated statements of income and comprehensive income.
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
Results of Operations
Three Months Ended September 30, 2010 and 2011
The following table sets forth certain financial data from the condensed consolidated statements of income and comprehensive income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended September 30, 2011 compared with the same period in 2010:

	Three Months Ended September 30,
	2010	% of	2011	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$147,863	77.1%	$188,718	82.8%	27.6%
Renewable energy revenue	44,038	22.9%	39,085	17.2%	(11.2)%
	191,901	100.0%	227,803	100.0%	18.7%
Direct expenses:
Energy efficiency expenses	121,906		155,890		27.9%
Renewable energy expenses	35,114		32,058		(8.7)%
	157,020	81.8%	187,948	82.5%	19.7%
Gross profit	34,881	18.2%	39,855	17.5%	14.3%
Total operating expenses	15,967	8.3%	23,446	10.3%	46.8%
Operating income	18,914	9.9%	16,409	7.2%	(13.2)%
Other expenses, net	(2,010)	(1.0)%	(1,360)	(0.6)%	32.3%
Income before provision for income taxes	16,904	8.9%	15,049	6.6%	(11.0)%
Income tax provision	(4,863)	(2.6)%	(2,690)	(1.2)%	(44.7)%
Net income	$12,041	6.3%	$12,359	5.4%	2.6%
Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$147,863	$188,718	$40,855	27.6%
Renewable energy revenue	44,038	39,085	(4,953)	(11.2)%
	$191,901	$227,803	$35,902	18.7%
Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 77.1% and 82.8% of total revenue for the third quarter of 2010 and 2011, respectively. Total revenue increased by $35.9 million, or 18.7%, from the third quarter of 2010 to the third quarter of 2011 due to higher energy efficiency revenue partially offset by a reduction in renewable energy revenue.
Energy efficiency revenue. Energy efficiency revenue increased by $40.9 million, or 27.6%, from the third quarter of 2010 to the third quarter of 2011 primarily due to increased installation activity in our other U.S. regions segment. Energy efficiency revenue for the third quarter of 2011 includes approximately $11.1 million attributable to our acquisitions of AEG and Ameresco Southwest during the quarter.
Renewable energy revenue. Renewable energy revenue decreased by $5.0 million, or 11.2%, from the third quarter of 2010 to the third quarter of 2011 primarily due to a decline in revenue from renewable energy installation activity on projects we are undertaking for our customers, including an $8.0 million decline in revenue from a large facility we are building for a federal customer. This was partially offset by increased revenue from O&M, small scale infrastructure projects and sales of integrated PV equipment and systems, or integrated-PV, as well as approximately $4.9 million of revenue from installation attributable to our acquisition of Ameresco Southwest during the quarter. We expect renewable energy installation activity to continue to decline in the fourth quarter of 2011 and possibly into the first quarter of 2012 as some of our renewable energy projects for our customers begin nearing completion.
Revenue from customers outside the United States, principally Canada, was $38.1 million in the third quarter of 2011, compared with 32.7 million in the third quarter of 2010.

Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$53,279	$28,525	$(24,754)	(46.5)%
Central U.S. Region	37,542	32,206	(5,336)	(14.2)%
Other U.S. Regions	40,486	96,497	56,011	138.3%
Canada	33,466	37,236	3,770	11.3%
All Other	27,128	33,339	6,211	22.9%
Total	$191,901	$227,803	$35,902	18.7%

•
Total revenue for the U.S. federal segment decreased from the third quarter of 2010 to the third quarter of 2011 by $24.8 million, or 46.5%, to $28.5 million primarily due to decreases in revenues from installation activity on ongoing projects, as a number of projects began nearing completion.

•
Total revenue for the central U.S. region segment decreased from the third quarter of 2010 to the third quarter of 2011 by $5.3 million, or 14.2%, to $32.2 million primarily due to a lengthening of the sales cycle, which has resulted in fewer signed contracts to replace installation activity as projects are completed.

•
Total revenue for the other U.S. regions segment increased from the third quarter of 2010 to the third quarter of 2011 by $56.0 million, or 138.3%, to $96.5 million primarily due to an increase in the size and number of projects under construction in the northeast, southeast and northwest, as well as to our acquisition of Ameresco Southwest in the third quarter of 2011.

•
Total revenue for the Canada segment increased from the third quarter of 2010 to the third quarter of 2011 by $3.8 million, or 11.3%, to $37.2 million primarily due to a larger volume of construction activity related to the installation of energy efficiency measures.

•
Total revenue not allocated to segments and presented as all other increased from the third quarter of 2010 to the third quarter of 2011 by $6.2 million, or 22.9%, to $33.3 million due primarily to our recent acquisition of AEG, as well as to increases in revenue from small scale infrastructure, integrated-PV and O&M.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$147,863	$188,718	$40,855	27.6%
Renewable energy revenue	44,038	39,085	(4,953)	(11.2)%
	191,901	227,803	35,902	18.7%
Direct expenses:
Energy efficiency expenses	121,906	155,890	33,984	27.9%
Renewable energy expenses	35,114	32,058	(3,056)	(8.7)%
	157,020	187,948	30,928	19.7%
Gross profit:	$34,881	$39,855	$4,974	14.3%
Energy efficiency gross margin	17.6%	17.4%		(0.2)%
Renewable energy gross margin	20.3%	18.0%		(2.3)%
Gross profit %	18.2%	17.5%		(0.7)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.4% and 82.6% of corresponding revenue for the three months ended September 30, 2010 and 2011, respectively. Total direct expenses increased by $30.9 million, or 19.7%, from the third quarter of 2010 to the third quarter of 2011 due primarily to increases associated with increased installation activity, as well as approximately $0.6 million in non-recurring charges related to an O&M agreement and a renewable energy project that we own.
Energy efficiency. Energy efficiency gross margin decreased slightly from 17.6% in the third quarter of 2010 to 17.4% in the third quarter of 2011. The margin in the third quarter of 2010 reflected higher than expected gross profit margins on construction projects. The margin in the third quarter of 2011 reflected margins on construction projects more consistent with our historical average, as well as a portion of the non-recurring charge described in the preceding paragraph.
Renewable energy. Renewable energy gross margin decreased from 20.3% in the third quarter of 2010 to 18.0% in the third quarter of 2011. The gross margin in the third quarter of 2011 decreased primarily due to an increase in direct expenses related to unscheduled maintenance for four LFG facilities that are part of our small scale infrastructure offering. There is also a high margin renewable energy project nearing completion and thus contributing less to renewable energy gross margin. Renewable energy gross margin also was negatively affected by a portion of the non-recurring charge described two paragraphs above and by several lower margin solar installations we acquired with our recent acquisition of Ameresco Southwest.
Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	% of	2011	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$191,901		$227,803
Operating expenses:
Salaries and benefits	$8,409	4.4%	$10,985	4.8%	$2,576	30.6%
Project development costs	2,717	1.4%	5,175	2.3%	2,458	90.5%
General, administrative and other	4,841	2.5%	7,286	3.2%	2,445	50.5%
	$15,967	8.3%	$23,446	10.3%	$7,479	46.8%
Salaries and benefits. Salaries and benefits increased by $2.6 million, or 30.6%, from the third quarter of 2010 to the third quarter of 2011. This was primarily due to additional staff both as a result of the two acquisitions in the third quarter of 2011 and to support expanded sales and development activity, including continued expansion in the northwest and southeast regions of the U.S.

Project development costs. Project development costs increased by $2.5 million, or 90.5%, from the third quarter of 2010 to the third quarter of 2011, reflecting continued efforts relating to increased proposal activities and efforts to convert awarded projects to fully-contracted backlog. We have experienced a lengthening of the conversion time from awarded projects to fully-contracted backlog and as a result have been incurring additional expenses in support of conversion, representing, we believe, an investment in future growth. We expect this trend to continue into 2012.
General, administrative and other. General, administrative and other expenses increased by $2.4 million, or 50.5%, from the third quarter of 2010 to the third quarter of 2011. The increase in the third quarter of 2011 is due to our growth, $0.5 million in amortization of intangible assets acquired in connection with the two acquisitions completed during the quarter and approximately $0.5 million in acquisition-related expenses.
Other Expenses, Net
The following table shows the activity in other expenses, net from the third quarter of 2010 to the third quarter of 2011:

	Three Months Ended September 30,
(in $'000s)	2010	2011
Interest expense, net of interest income	$(1,704)	$(1,253)
Amortization of deferred financing costs	(306)	(107)
	$(2,010)	$(1,360)
Other expenses, net in the third quarter of 2010 reflected a termination charge and a write-off of deferred financing fees totaling $0.7 million in connection with terminating and paying off a term loan of one of our project subsidiaries in the third quarter of 2010. The effect of these payments on the period-over-period change was partially offset by higher average balances on our outstanding borrowings, resulting in higher interest expense.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$8,061	$2,393	$(5,668)	(70.3)%
Central U.S. Region	6,436	4,327	(2,109)	(32.8)%
Other U.S. Regions	6,559	17,117	10,558	161.0%
Canada	2,694	1,277	(1,417)	(52.6)%
All Other	(6,846)	(10,065)	(3,219)	(47.0)%
Total	$16,904	$15,049	$(1,855)	(11.0)%
Income before taxes decreased from the third quarter of 2010 to the third quarter of 2011 by $1.9 million, or 11.0%, due primarily to the increases in operating expenses for the reasons described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the third quarter of 2010 to the third quarter of 2011 by $5.7 million, or 70.3%, to $2.4 million. The decrease was primarily due to the decline in revenue described above.

•
Income before taxes for the central U.S. region segment decreased from the third quarter of 2010 to the third quarter of 2011 by $2.1 million, or 32.8%, to $4.3 million. The decrease was due to decreased revenue for the reasons described above and a greater portion of lower margin projects within the revenue mix.

•
Income before taxes for the other U.S. regions segment increased from the third quarter of 2010 to the third quarter of 2011 by $10.6 million, or 161.0%, to $17.1 million due primarily to increased revenue, but also reflecting improved operating leverage.

•
Income before taxes for the Canada segment decreased from the third quarter of 2010 to the third quarter of 2011 by $1.4 million, or 52.6%, to $1.3 million. Lower gross margins, due to a greater portion of lower gross margin projects in its revenue mix, and higher operating expenses more than offset the increase in revenue.

•
The loss before taxes not allocated to segments and presented as all other, increased from the third quarter of 2010 to the third quarter of 2011 by $3.2 million, or 47.0%, to $10.1 million, primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expenses allocated to all other from the third quarter of 2010 to the third quarter of 2011 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes decreased by $2.2 million to $2.7 million in the third quarter of 2011 from $4.9 million in the third quarter of 2010. The effective tax rate decreased from 28.8% for the three months ended September 30, 2010 to 17.9% for the three months ended September 30, 2011. The tax rate for the third quarter of 2011 included a net tax benefit of $0.9 million relating to accrued interest on a tax position that was resolved during the quarter. In addition to this net tax benefit, a one-time item, the principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. We expect the effective tax rate for 2011 to be higher than for the third quarter.
Net Income
Net income increased in the third quarter of 2011 by $0.3 million, or 2.6%, to $12.4 million, compared to $12.0 million in the third quarter of 2010 due to the effect of the net tax benefit described above and a lower effective tax rate, partially offset by lower pre-tax income. Earnings per share in the third quarter of 2011 was $0.29 per basic share, representing a decrease of $0.06, or 17.1%, and $0.27 per diluted share, representing a decrease of $0.01, or 3.6%. The weighted-average number of basic and diluted shares increased by 25.2% and 6.6%, respectively. The increase in our basic shares was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our initial public offering and the exercise of 2.2 million options and warrants for shares of Class A common stock. The issuance and sale of 6.3 million shares of Class A common stock in our initial public offering contributed to the increase in both. The increase in the weighted-average number of diluted shares outstanding also was the result of the grant of new stock options and the increase in the market price of our stock.
Nine Months Ended September 30, 2010 and 2011
The following table sets forth certain financial data from the condensed consolidated statements of income and comprehensive income, that data expressed as a percentage of revenue and percentage changes in that data for the nine months ended September 30, 2011 compared with the same period in 2010:

	Nine Months Ended September 30,
	2010	% of	2011	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$323,579	73.7%	$418,698	77.6%	29.4%
Renewable energy revenue	115,306	26.3%	121,007	22.4%	4.9%
	438,885	100.0%	539,705	100.0%	23.0%
Direct expenses:
Energy efficiency expenses	267,496		344,499		28.8%
Renewable energy expenses	91,955		95,216		3.5%
	359,451	81.9%	439,715	81.5%	22.3%
Gross profit	79,434	18.1%	99,990	18.5%	25.9%
Total operating expenses	45,944	10.5%	61,920	11.5%	34.8%
Operating income	33,490	7.6%	38,070	7.0%	13.7%
Other expenses, net	(4,083)	(0.9)%	(3,249)	(0.6)%	20.4%
Income before provision for income taxes	29,407	6.7%	34,821	6.4%	18.4%
Income tax provision	(8,381)	(1.9)%	(8,342)	(1.5)%	0.5%
Net income	$21,026	4.8%	$26,479	4.9%	25.9%
Revenue
The following table sets forth a comparison of our revenue by mix for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$323,579	$418,698	$95,119	29.4%
Renewable energy revenue	115,306	121,007	5,701	4.9%
	$438,885	$539,705	$100,820	23.0%
Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 73.7% and 77.6% of total revenue in the first nine months of 2010 and 2011, respectively. Total revenue increased by $100.8 million, or 23.0%, from the first nine months of 2010 to the first nine months of 2011 primarily due to higher energy efficiency revenue.
Energy efficiency revenue. Energy efficiency revenue increased by $95.1 million, or 29.4%, from the first nine months of 2010 to the first nine months of 2011 due to increased energy efficiency installation activity across most U.S. regions and Canada, which reflects both ongoing and new projects, as well as the effects of our acquisitions of AEG and Ameresco Southwest in the third quarter of 2011 as described above.
Renewable energy revenue. Renewable energy revenue increased by $5.7 million, or 4.9%, from the first nine months of 2010 to the first nine months of 2011 primarily due to increases from integrated-PV and small scale infrastructure, as well as the positive effect on renewable energy installation activity of our acquisition of Ameresco Southwest in the third quarter of 2011 described above, partially offset by a decline in revenue from other renewable energy installation activity beginning in the second quarter of 2011.
Revenue from customers outside the United States, principally Canada, was $90.6 million in the first nine months of 2011, compared with $74.2 million in the same period of 2010.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the nine months ended September 30,

2010 and 2011:

	Nine Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$114,272	$109,091	$(5,181)	(4.5)%
Central U.S. Region	76,744	71,467	(5,277)	(6.9)%
Other U.S. Regions	98,268	185,531	87,263	88.8%
Canada	74,141	88,736	14,595	19.7%
All Other	75,460	84,880	9,420	12.5%
Total	$438,885	$539,705	$100,820	23.0%

•
Total revenue for the U.S. federal segment decreased from the first nine months of 2010 to the first nine months of 2011 by $5.2 million, or 4.5%, to $109.1 million primarily for the reasons described for the third quarter of 2011 above, partially offset by revenue growth during the first and second quarters of 2011, before several projects began nearing completion.

•
Total revenue for the central U.S. region segment decreased from the first nine months of 2010 to the first nine months of 2011 by $5.3 million, or 6.9%, to $71.5 million primarily for the reasons described for the third quarter of 2011 above.

•
Total revenue for the other U.S. regions segment increased from the first nine months of 2010 to the first nine months of 2011 by $87.3 million, or 88.8%, to $185.5 million primarily due to an increase in the size and number of projects under construction, including as a result of our acquisitions of Quantum in 2010 and Ameresco Southwest in 2011.

•
Total revenue for the Canada segment increased from the first nine months of 2010 to the first nine months of 2011 by $14.6 million, or 19.7%, to $88.7 million primarily due to a larger volume of construction activity related to the installation of energy efficiency measures.

•
Total revenue not allocated to segments and presented as all other, increased from the first nine months of 2010 to the first nine months of 2011 by $9.4 million, or 12.5%, to $84.9 million, due to increases in small scale infrastructure, O&M, and integrated-PV, as well as our recent acquisition of AEG.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$323,579	$418,698	$95,119	29.4%
Renewable energy revenue	115,306	121,007	5,701	4.9%
	438,885	539,705	100,820	23.0%
Direct expenses:
Energy efficiency expenses	267,496	344,499	77,003	28.8%
Renewable energy expenses	91,955	95,216	3,261	3.5%
	359,451	439,715	80,264	22.3%
Gross profit:	$79,434	$99,990	$20,556	25.9%
Energy efficiency gross margin	17.3%	17.7%		0.4%
Renewable energy gross margin	20.3%	21.3%		1.0%
Gross profit %	18.1%	18.5%		0.4%

Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.7% and 82.3% of corresponding revenue for the nine months ended September 30, 2010 and 2011, respectively. Total direct expenses increased by $80.3 million, or 22.3%, in the first nine months of 2011 compared to the same period in 2010 due primarily to increases associated with increased installation activity.
Energy efficiency. Energy efficiency gross margin increased from 17.3% in the first nine months of 2010 to 17.7% in the first nine months of 2011 primarily for the reasons described above for the third quarter of 2011.
Renewable energy. Renewable energy gross margin increased from 20.3% in the first nine months of 2010 to 21.3% in the first nine months of 2011 due to the mix of renewable energy products, mainly from growth in small scale infrastructure, integrated-PV, and O&M, which typically produce higher margins, partially offset for the reasons described above for the third quarter of 2011.
Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	% of	2011	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$438,885		$539,705
Operating expenses:
Salaries and benefits	$21,894	5.0%	$29,232	5.4%	$7,338	33.5%
Project development costs	7,894	1.8%	14,840	2.7%	6,946	88.0%
General, administrative and other	16,156	3.7%	17,848	3.4%	1,692	10.5%
	$45,944	10.5%	$61,920	11.5%	$15,976	34.8%
Salaries and benefits. Salaries and benefits increased by $7.3 million, or 33.5%, from the first nine months of 2010 to the first nine months of 2011 primarily for the reasons discussed above for the third quarter of 2011.
Project development costs. Project development costs increased by $6.9 million, or 88.0%, from the first nine months of 2010 to the first nine months of 2011 primarily for the reasons discussed above for the third quarter of 2011.
General, administrative and other. General, administrative and other expenses increased by $1.7 million, or 10.5%, from the first nine months of 2010 to the first nine months of 2011. The first nine months of 2010 contained a non-cash charge of $2.1 million relating to an unexpected prepayment of a long-term receivable. The net increase of $3.3 million for the first nine months of 2011 is due to our growth and the costs necessary to support our continued growth, as well as the reasons described above for the third quarter of 2011.
Other Expenses, Net
The following table shows the activity in other expense, net from the first nine months of 2010 compared to the first nine months of 2011:

	Nine Months Ended September 30,
(in $'000s)	2010	2011
Unrealized loss from derivatives	$(134)	$—
Interest expense, net of interest income	(3,475)	(2,937)
Amortization of deferred financing costs	(474)	(312)
	$(4,083)	$(3,249)
Other expenses, net decreased in the first nine months of 2011 as compared to first nine months of 2010 primarily for the reasons discussed above for the third quarter of 2011.
Income Before Taxes

The following table sets forth a comparison of our income before taxes for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$13,375	$16,380	$3,005	22.5%
Central U.S. Region	9,581	5,016	(4,565)	(47.6)%
Other U.S. Regions	14,676	31,825	17,149	116.9%
Canada	3,804	2,673	(1,131)	(29.7)%
All Other	(12,029)	(21,073)	(9,044)	(75.2)%
Total	$29,407	$34,821	$5,414	18.4%
Income before taxes increased from the first nine months of 2010 the first nine months of 2011 by $5.4 million, or 18.4%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses, both as described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment increased from the first nine months of 2010 to the first nine months of 2011 by $3.0 million, or 22.5%, to $16.4 million. The increase was primarily due to the volume of installation activity during the 2011 period for a high margin renewable energy project.

•
Income before taxes for the central U.S. region segment decreased from the first nine months of 2010 to the first nine months of 2011 by $4.6 million, or 47.6%, to $5.0 million primarily for the reasons described for the third quarter of 2011 above.

•
Income before taxes for the other U.S. regions segment increased from first nine months of 2010 to the first nine months of 2011 by 116.9%, or $17.1 million, to $31.8 million primarily due to increased revenue as described above.

•
Income before taxes for the Canada segment decreased from the first nine months of 2010 to the first nine months of 2011 by $1.1 million, or 29.7%, to $2.7 million due to a greater portion of lower gross margin projects in its revenue mix and to higher operating expenses.

•
The loss before taxes not allocated to segments and presented as all other, increased from the first nine months of 2010 to the first nine months of 2011 by $9.0 million, or 75.2%, to $21.1 million primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expenses allocated to all other from the first nine months of 2010 to first nine months of 2011 were consistent with the overall change in consolidated operating expenses discussed above.

Provision for Income Taxes
The provision for income taxes decreased by $0.1 million to $8.3 million in the first nine months of 2011 from $8.4 million in the first nine months of 2010. The effective tax rate decreased to 24.0% for the first nine months of 2011 from 28.5% in the first nine months of 2010. The tax rate in the nine months ended September 30, 2011 included a net tax benefit of $0.9 million relating to accrued interest on a tax position that was resolved during the quarter. In addition to this net tax benefit, a one-time item, the principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income increased by $5.5 million, or 25.9%, in the first nine months of 2011 to $26.5 million, compared to $21.0 million in the first nine months of 2010, due to higher pre-tax income and a lower effective tax rate. Earnings per share in the first nine months of 2011 was $0.63 per basic share, representing a decrease of $0.39, or 38.2%, and $0.58 per diluted share, representing an increase of $0.05, or 9.4%. The weighted-average number of basic and diluted shares increased by 105.6% and 14.8%, respectively, for the same reasons as for the third quarter of 2011 discussed above.
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
Three Months Ended September 30, 2010 and 2011
Cash flows from operating activities. Operating activities provided $10.3 million of net cash during the three months ended September 30, 2011. During that period, we had net income of $12.4 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $6.8 million. Federal ESPC financing (net of restricted cash draws), inventory, total billings and costs in excess of estimated earnings, accounts payable and income taxes payable provided $46.1 million. These were offset by net decreases in accounts receivable including retainage, prepaid expenses and other current assets, project development costs, other assets and other liabilities used $54.9 million in cash.
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
Cash flows from investing activities. Cash used for investing activities during the three months ended September 30, 2011 totaled $78.7 million, related to the development of renewable energy plants which used $16.8 million, $0.9 million related to purchases of other property and equipment and $61.0 million was used for the acquisitions of AEG and Ameresco Southwest.
Cash used for investing activities during the three months ended September 30, 2010 totaled $19.4 million and consisted primarily of capital investments of $12.4 million related to the development of renewable energy plants and $6.1 million for the acquisition of Quantum. Other investments related to leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended September 30, 2011 totaled $41.6 million. Most of this was due to the draw down of the $41.6 million term loan portion of our renewed senior secured credit facility (see Note 15 and the discussion below).
Net cash provided by financing activities during the three months ended September 30, 2010 totaled $18.0 million. Proceeds from the issuance of Class A common stock and the exercise of options totaled $59.6 million. We paid down our senior secured credit facility by $31.4 million during the quarter, and paid off and retired $3.0 million of subordinated debt. We paid off a term loan to one of our project subsidiaries totaling $5.8 million. As previously reported, this loan was in default due to the bankruptcy of one of the counterparties. Increases in certain restricted cash accounts of $1.1 million were necessary to meet terms of our loan agreements. Net payments for financing-related fees used cash of $0.4 million.
Nine Months Ended September 30, 2010 and 2011
Cash flows from operating activities. Operating activities used $11.8 million of net cash during the nine months ended September 30, 2011. During that period, we had net income of $26.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $13.4 million. Net increases in restricted cash draws (net of Federal ESPC financing), accounts payable and accrued expenses provided $20.1 million. However net decreases in accounts receivable including retainage, inventory, net costs and estimated earnings in excess of billings, prepaid expenses and other current assets, and income taxes payable used $71.9 million in cash.
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
Cash flows from investing activities. Cash used for investing activities during the nine months ended September 30, 2011 totaled $90.4 million, and consisted of capital investments of $31.6 million related to the development of renewable energy plants, $2.7 million related to purchases of other property and equipment $61.0 million for the acquisitions of AEG and Ameresco Southwest and $2.0 million for acquisition related costs for the 2010 acquisition of Quantum Engineering and Development, Inc. Offsetting these amounts were $6.7 million of Section 1603 rebates received during the period.
Cash used for investing activities during the nine months ended September 30, 2010 totaled $32.3 million and consisted primarily of capital investments of $24.8 million related to the development of renewable energy plants and $6.1 million related to the acquisition of Quantum. Other investments related to leasehold improvements and office equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $90.3 million. Most of this was due to the draw down of $38.6 million from the term loan portion and $43.0 million from the revolving portion of the renewed senior secured credit facility (see Note 15 and the discussion below), as well as proceeds from long-term debt financing of $5.5 million. Exercises of options also provided $4.9 million. These were partially offset by a repayment of $4.0 million of long-term project debt.
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
On June 30, 2011, we again amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At September 30, 2011, $43.0 million was outstanding under the revolving credit facility and $38.6 million was outstanding under the term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1,428,571, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2011, we had outstanding $49.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 3.5% to 8.7% and maturing at various dates from 2013 to 2024. One loan totaling $5.3 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2010, we had outstanding $46.8 million in aggregate principal amount under these loans, bearing interest at rates ranging from 5.3% to 8.7% and maturing at various dates from 2013 to 2024. As of December 31, 2009, a term loan in the amount of $5.4 million was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer had constituted an event of default under the credit agreement; however, the customer emerged from bankruptcy in 2010 and continued operations. To cure the default we decided to pay the loan in full during the third quarter of 2010.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $205.8 million and $159.0 million in principal amounts at September 30, 2011 and December 31, 2010, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2011 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2011:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver(1)	$43,000	$—	$—	$43,000	$—
Term Loan	38,571	5,714	11,429	21,428	—
Project Financing:
Construction and term loans	49,641	5,401	8,935	7,208	28,097
Federal ESPC receivable financing(2)	205,809	—	205,809	—	—
Interest obligations(3)	25,936	4,723	7,704	5,636	7,873
Operating leases	8,470	2,489	3,245	2,253	483
Total	$371,427	$18,327	$237,122	$79,525	$36,453

(1)	For our revolving senior secured credit facility, the table above assumes that the variable interest rate in effect as of September 30, 2011 remains constant for the term of the facility.

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

(3)	For the term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2011 remains constant for the term of the facility.
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
Recent Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-

step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for our fiscal year beginning January 1, 2012 and earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2011-08 on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, that increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income in the financial statements where the components of net income and the components of OCI are presented. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. We will adopt this authoritative guidance retrospectively in the first quarter of our fiscal year 2012.
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
Interest Rate Risk
We had cash and cash equivalents totaling $31.7 million as of September 30, 2011 and $44.7 million as of December 31, 2010. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2010, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $1.7 million which we recorded as an increase in accumulated other comprehensive income. For the nine months ended September 30, 2011, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.4 million, respectively, which we recorded as a decrease in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
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
For additional information about certain proceedings, please refer to Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of September 30, 2011, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.
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

AMERESCO, INC.
Date: November 14, 2011	By:	/s/ Andrew B. Spence
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
101***
The following condensed consolidated financial statements from Ameresco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders' Equity (iv), Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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