Form 10-Q/A
period 2011-09-30
Ameresco, Inc.
filed 2011-11-16
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Ameresco, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (the “Initial Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2011, for the sole purpose of correcting a typographical error identified by the Company. Specifically, the Company is filing this Amendment No. 1 to correct the reported pre-tax loss of AEG following its acquisition date as presented in Note 3 to the condensed consolidated financial statements on page 18, and also the title of the corresponding line of the table. The correct figure is $172,730 and the corresponding line in the table is titled “Pre-tax (loss) income”. This Amendment No. 1 does not restate any previously reported financial statements or, except as indicated above, change any other disclosures.
This Amendment No. 1 continues to speak as of the original filing date of the Initial Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and, other than as expressly indicated in the immediately preceding paragraph, does not modify or update in any way disclosures made in the Initial Form 10-Q.

References to "Quarterly Report on Form 10-Q" in this Amendment No.1 refer to the Initial Form 10-Q as amended by this Amendment No. 1.

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
The results of the acquired companies since the dates of the acquisitions have been included in the Company's operations as presented in the accompanying consolidated statements of income and comprehensive income and consolidated statements of cash flows. The year-to-date revenue and pre-tax income (loss) of the acquisitions in 2011 following their corresponding acquisition dates, is as follows:

	2011
	AEG	Ameresco Southwest
Revenue	$6,424,803	$9,579,694
Pre-tax (loss) income	$(172,730)	$766,329

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

AMERESCO, INC.
Date: November 16, 2011	By:	/s/ Andrew B. Spence
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