Form 10-K
period 2011-12-31
Ameresco, Inc.
filed 2012-03-15
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $261,384,520.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 29, 2012
Class A Common Stock, $0.0001 par value per share	26,119,303
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2012 annual meeting of stockholders are incorporated by reference into Part III.

AMERESCO, INC.

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but are not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” "target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements include, among other things, statements about:
•our expectations as to the future growth of our business;
•the expected future growth of the market for energy efficiency and renewable energy solutions;
•our backlog, awarded projects and recurring revenue;
•the expected energy and cost savings of our projects; and
•the expected energy production capacity of our renewable energy plants.
These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
PART I
Item 1. Business
Company Overview
Ameresco is a leading provider of energy efficiency solutions for facilities throughout North America. Our solutions enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of services addresses almost all aspects of purchasing and using energy within a facility. Our services include upgrades to a facility's energy infrastructure and the construction and operation of small-scale renewable energy plants. As one of the few large, independent energy efficiency service providers, we are able to objectively select and provide the products and technologies best suited for a customer's needs. Having grown from four offices in three states in 2001 to 62 offices in 34 states and five Canadian provinces by year-end 2011, we now combine a North American footprint with strong local operations, which enable us to remain close to our customers and serve them effectively.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed fifteen acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. We made three acquisitions in 2011. Our acquisition of energy efficiency and demand side management consulting services provider Applied Energy Group, Inc., or AEG, expanded our service offerings to utility customers. Our acquisition of APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a company that provides a full range of integrated energy efficiency and renewable energy solutions, strengthened our geographical position in the southwest. In late 2011, we acquired the xChangePoint® and energy projects businesses from Energy and Power Solutions, Inc., or EPS, to expand our service offerings to private sector commercial and industrial customers. These businesses offer energy efficiency solutions to customers across North America encompassing the food and beverage, meat, dairy, paper, aerospace, oil and gas and REIT industries.

The market for energy efficiency services has grown significantly over the last 20 years, driven largely by rising and volatile energy prices, advances in energy efficiency and renewable energy technologies, aging facility infrastructure, governmental support for energy efficiency and renewable energy programs and growing customer awareness of energy costs and environmental issues. End users and governmental agencies are increasingly viewing energy efficiency measures as a cost-effective solution for saving energy, renewing aging facility infrastructure and reducing harmful emissions.
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
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer's site. Depending upon the customer's preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date have been constructed adjacent to landfills and use landfill gas, or LFG, to generate energy. During 2011, our largest renewable energy project for a customer completed construction and uses biomass as the primary source of energy. In the case of the plants that we own, the electricity, thermal energy or processed LFG generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy. We also sell and install photovoltaic, or PV, panels and integrated PV systems that convert solar energy to power. By enabling our customers to procure renewable sources of energy, we help them reduce or stabilize their energy costs, as well as realize environmental benefits.
We provide our services primarily to governmental, educational, utility, healthcare and other institutional, commercial and industrial entities. Since our inception in 2000, we have served more than 2,000 customers.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $728.2 million in 2011. We achieved profitability in 2002 and have been profitable every year since then.
As of December 31, 2011, we had backlog of approximately $478 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenue of an additional $741 million. As of December 31, 2010, we had backlog of approximately $651 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $483 million. As of December 31, 2009, we had backlog of approximately $598 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $706 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Revenue generated from backlog was $507 million and $598 million in 2010 and 2011, respectively. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors.
We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. In addition, we expect to generate revenue from solar and other product and service sales. Revenue generated from O&M, energy supply contracts and solar and other product and service sales was $111 million and $130 million in 2010 and 2011, respectively.

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
Ameresco’s Products and Services
We offer a comprehensive set of services that includes the design and installation of upgrades to a facility’s energy infrastructure, the design and construction of renewable energy plants and the arranging of financing for customer projects; we also sell renewable energy products.
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
At the commencement of a project, we typically evaluate the customer’s energy needs and opportunities to reduce costs. We start by reviewing and analyzing the customer’s utility and other energy bills. Our in-house personnel can, for example, analyze whether a customer is eligible for lower rates in a different utility rate class. Our experienced engineers then review and assess the customer’s current energy systems and determine how to optimize federal, state or local energy, utility and environmental based payments or credits available for usage reductions or renewable power generation. Upon customer approval of a project, our engineers, with the assistance in some cases of local or specialized engineers, design and engineer the project.
Energy Efficiency Measures
In designing a project for a customer, we typically include a combination of the following energy efficiency measures:

•
Boilers and Furnaces. We replace low efficiency boilers and furnaces with higher efficiency equipment. In addition, to reduce emissions, we can install emissions controls or either modify existing equipment or install new equipment to use cleaner fuels. We can also install biomass boilers for customers that have access to organic materials, such as wood, waste from agricultural or food processing activities or animal waste.

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

We typically purchase the equipment for our projects either from local vendors or, in certain cases, from vendors with whom we have a relationship across the company. Our large volume of equipment purchases enables us to achieve cost efficiencies with our significant vendors. In most cases, we use local subcontractors to install the purchased equipment in accordance with our design and under the supervision of our project manager.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy using equipment in a facility, and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project and not to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to December 31, 2011, our total payments to customers and incurred costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See "We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract" in Item 1A, Risk Factors.
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. Most of the work that we perform for the federal government is performed under indefinite delivery, indefinite quantity, or IDIQ, agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy, expiring in 2019, with an aggregate maximum potential ordering amount of $5 billion. Payments by the federal government for energy efficiency measures are based on the services provided and products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract terms. The savings are typically determined by comparing energy use and O&M costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and O&M costs but are not caused by the energy efficiency measures.
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
We have constructed and are currently designing and constructing a wide range of renewable energy plants using LFG, wastewater treatment biogas, solar, wind, biomass, food waste, animal waste, other bio-derived fuels and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from LFG or the sale of processed LFG. LFG is created by the action of micro-organisms within a landfill that generate methane gas as a byproduct of solid waste decay. Generally, landfills avoid the unsafe build up of methane-containing LFG by venting it into the atmosphere, or in most cases, by collecting and flaring it. As methane is suspected of contributing to global climate change and is regulated as a pollutant, landfill owners are generally required by environmental laws to collect and combust LFG, usually in a flare. We purchase the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants. Electricity that we sell is generally delivered to the customer at the interconnection of our plant with the electrical grid. The thermal energy that we sell is generally delivered to the customer at the inlet flange of the thermal piping located at the customer's facilities. The processed LFG we sell to industrial customers is generally delivered by us to the customer's facility through a pipeline transmission system that we design, construct and operate. Under our energy supply agreements, we typically provide all environmental attributes associated with the project, including those represented by renewable energy certificates, to the customer.
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
As part of our renewable energy offering, we also distribute and integrate solar energy products manufactured by several vendors. We are a distributor of PV panels, solar regulators, solar charge controllers, inverters, solar powered lighting systems, solar powered water pumps, solar panel mounting hardware and other system components. We also integrate our PV products and system components into solar solutions designed specifically for customers. We provide solar energy solutions for both on-grid applications where the solar power is used in a building connected to a utility distribution system, and for off-grid applications where the power is used directly in the device using the electricity, such as traffic signs.
We also design and construct renewable energy plants based on wind power. In many parts of the country, available wind resources, utility net metering and local incentives can make on-site wind generation a viable solution for meeting a significant portion of customers' energy needs.
In addition, we have constructed, and are constructing, small-scale renewable energy plants based on biomass. Biomass is organic material such as wood, agricultural waste, animal waste and waste from food processors. Biomass is typically converted to energy by burning or gasifying it in a boiler to produce steam or gas. Our largest renewable energy project for a customer completed construction in 2011 and will use biomass and other bio-derived fuels as the primary source of energy.
As of December 31, 2011, we had constructed more than 34 renewable energy projects, and owned and operated 22 small-scale renewable energy plants. Of the owned plants, 19 are renewable LFG plants, two are waste water biogas plants, and one is a solar PV installation. The 22 small-scale renewable energy plants that we own have the capacity to generate electricity or deliver LFG producing an aggregate of 107 megawatts (MW) or megawatt-equivalents (MWE). During 2011, we completed the biomass power and cogeneration plants at the Savannah River Site and four biomass boiler projects; signed contracts to design and construct four small-scale renewable energy plants for customers; and continued moving forward with designing, permitting and constructing six LFG plants that we will own and operate. If and when completed, we expect the four small-scale renewable energy plants being designed and constructed for customers to be capable of producing an aggregate of approximately 43 MW or MWE. These projects consist of two LFG plants, a waste water biogas plant and a coal bed methane to energy plant. If and when completed, we expect the six LFG plants that we will own and operate to be capable of producing an aggregate of approximately 27 MW or MWE.
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
U.S. Department of Energy Savannah River Site (South Carolina). The Savannah River Site, or SRS, previously utilized steam and power for process and heating loads currently generated from an aging and inefficient coal power plant. We completed construction of a 20.7 MW cogeneration plant to replace this coal power plant. The cogeneration plant uses fuel from forest residue, scrap tires, pallets and other clean wood and came on line in December 2011. We also installed two ten million BTU per hour wood-fired heating plants at other SRS locations to replace an old and inefficient fuel oil heating plant. This $183.4 million project is designed to save approximately $34 million of energy and energy related O&M costs per year. We will provide a full time staff of 20 to 25 people at the new plant and have contracted to perform approximately $17 million of O&M services annually, at escalating fixed rates, throughout the 19-year performance period of the agreement.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects typically takes from 12 to 36 months, with sales to federal governmental and housing authority customers tending to require the longest sales processes. We identify project opportunities through referrals, requests for proposals, or RFPs, conferences, web searches, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their RFPs. By working with customers prior to the issuance of an RFP, we can gain a deeper understanding of the customers' needs and the scope of the potential project. As of December 31, 2011, we had 148 sales people.
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
Customers
In 2011, we served more than 1,000 customers in 49 states in the United States and seven Canadian provinces. Our customers include government, education, utility, healthcare and other institutional, industrial and commercial customers. Outside North America, we have constructed projects for U.S. naval bases in Europe, and also sell our off-grid PV systems. During 2011, no single customer accounted for more than ten percent of total revenue and our largest 20 customers accounted for approximately 45% of our total revenue. Historically, including for 2010 and 2011, more than 80% of of our revenue has been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our 20 largest customers in 2011, by revenue, in alphabetical order, were:

Arizona State University (Tempe, Arizona)
Boston Housing Authority (Boston, Massachusetts)
British Columbia Housing Authority (Burnaby, British Columbia)
City of Knoxville (Knoxville, Tennessee)
City of Lowell (Lowell, Massachusetts)
 City of Miami Beach (Miami Beach, Florida)
City of Portland (Portland, Maine)
Hazelwood School District (Saint Louis, Missouri)
North Carolina State University (Raleigh, North Carolina)
 Rainbow District School Board (Sudbury, Ontario)
 Riverview Gardens School District (Saint Louis, Missouri)
San Francisco Housing Authority (San Francisco, California)
South Huntington School District (Huntington Station, New York)
Toronto Community Housing (Toronto, Ontario)
U.S. Air Force - McGuire Air Force Base (New Jersey)
U.S. Architect of Capitol - U.S. Capitol Building (Washington, D.C.)
U.S. Architect of Capitol - U.S. Senate Building (Washington, D.C.)
 U.S. Department of Energy - Savannah River Site (Aiken, South Carolina)
University of Kentucky (Lexington, Kentucky)
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
For renewable energy plants, we compete primarily with many large independent power producers and utilities, as well as a large number of developers of renewable energy projects. In the LFG market, our principal competitors include national project developers and owners of landfills who self-develop projects using LFG from their landfills, such as Waste Management. For the sale of solar energy products and systems, we face numerous competitors ranging from small web-based companies that sell components to PV module manufacturers and other multi-national corporations that sell both products and systems. We compete for renewable energy projects primarily on the basis of our experience, reputation and ability to identify and complete high quality and cost-effective projects.
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
If we pursue projects employing different technologies or with a single project electrical capacity greater than 20 MW, we could become subject to some of the regulatory schemes which do not apply to our current projects. In addition, the state, provincial and federal regulations that govern qualifying facilities and other power sellers frequently change, and the effect of these changes on our business cannot be predicted.
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
Employees
As of December 31, 2011, we had a total of 947 employees in offices located in 39 states and five Canadian provinces.
Seasonality
See "Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results" in Item 1A, Risk Factors and "Overview -- Effects of Seasonality" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of seasonality in our business.
Segments and Geographic Information
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Financial information about our domestic and international operations and about our segments may be found in Notes 15 and 20, respectively, of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report, which information is incorporated herein by reference.
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
Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2012 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	65	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	51	Executive Vice President, Business Development and Director
Michael T. Bakas	43	Senior Vice President, Renewable Energy
David J. Corrsin	53	Executive Vice President, General Counsel and Secretary and Director
William J. Cunningham	52	Senior Vice President, Corporate Government Relations
Joseph P. DeManche	55	Executive Vice President, Engineering and Operations
Keith A. Derrington	51	Executive Vice President and General Manager, Federal Operations
Mario Iusi	53	President, Ameresco Canada
Louis P. Maltezos	45	Executive Vice President and General Manager, Central Region
Andrew B. Spence	55	Vice President, Chief Financial Officer and Treasurer
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
Andrew B. Spence: Mr. Spence has served as our vice president, chief financial officer and treasurer since 2002.

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
In 2011, we amended and restated our revolving senior secured credit facility. The new credit facility extended and expanded our prior credit facility, and consists of a $60 million revolving credit facility and a $40.0 million term loan, and it matures in June 2016. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40 million on a rolling four-quarter basis. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to expand it if necessary on acceptable terms, or at all.
Any inability by us or our customers to raise the funds necessary to finance our projects, or any inability by us to expand our revolving credit facility if necessary, could materially harm our business, financial condition and operating results.
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
We have been profitable on an annual basis since the year ended December 31, 2002. However, we have incurred net losses in certain quarters since that time. We may not succeed in maintaining our profitability and could incur quarterly or annual losses in future periods. We intend to increase our expenses as we grow our business and expand into new geographic locations, and we expect to continue to incur additional accounting, legal and other expenses associated with being a public company. If our revenue does not increase sufficiently to offset these increases in costs, our operating results will be harmed. Our historical operating results should not be considered as necessarily indicative of future operating results and we can provide no assurance that we will be able to maintain or increase our profitability in the future.
We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts.
As of December 31, 2011, we had backlog of approximately $478 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenue of an additional $741 million. As of December 31, 2010, we had fully contracted backlog of approximately $651 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $483 million. As of December 31, 2009, we had fully contracted backlog of approximately $598 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $706 million.
We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. In addition, we expect to generate revenue from solar and other product and service sales.
Our customers have the right under some circumstances to terminate contracts or defer the timing of our services and their payments to us. In addition, our government contracts are subject to the risks described below under “Provisions in government contracts may harm our business, financial condition and operating results.” The payment estimates for projects that have been awarded to us but for which we have not yet signed contracts have been prepared by management and are based upon a number of assumptions, including that the size and scope of the awarded projects will not change prior to the signing of customer contracts, that we or our customers will be able to obtain any necessary third-party financing for the awarded projects, and that we and our customers will reach agreement on and execute contracts for the awarded projects. We are not always able to enter into a contract for an awarded project on the terms proposed. As a result, we may not receive all of the revenue that we include in the awarded projects component of our backlog or that we estimate we will receive under awarded projects. If we do not receive all of the revenue we currently expect to receive, our future operating results will be adversely affected. In addition, a delay in the receipt of revenue, even if such revenue is eventually received, may cause our operating results for a particular quarter to fall below our expectations.
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
We and our customers and our prospective customers frequently depend on these programs to help justify the costs associated with, and to finance, energy efficiency and renewable energy projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to complete projects for existing customers and obtain project commitments from new customers. A delay or failure by government agencies to administer, or make procurements under, these programs in a timely and efficient manner could have a material adverse effect on our existing and potential customers’ willingness to enter into project commitments with us.
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
Historically, including for 2010 and 2011, more than 80% of our revenue has been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenue from this market sector to continue to comprise a significant percentage of our revenue for the forseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
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
Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. From our inception to December 31, 2011, our total payments to customers and incurred equipment replacement and maintenance costs under our energy efficiency commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. However, we may incur additional or increased liabilities or expenses under our ESPCs in the future. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition or operating results. In addition, any disputes with a customer over the extent to which we bear responsibility to improve performance or make payments to the customer may diminish our prospects for future business from that customer or damage our reputation in the marketplace.

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
Federal and state laws require us to secure the performance of certain long-term obligations through surety bonds and letters of credit. In addition, we are occasionally required to provide bid bonds or performance bonds to secure our performance under energy efficiency contracts. Our sureties historically required that George P. Sakellaris, who is our founder, principal stockholder, president and chief executive officer, personally indemnify them for up to an aggregate of $50 million of losses associated with the bonds they have provided on our behalf. This indemnity terminated in December 2010. Nonetheless, in the event that Mr. Sakellaris no longer controls our company, our sureties may reevaluate the surety relationship. Our ability to obtain required bonds or letters of credit depends in large part upon our capitalization, working capital, past performance, management expertise and reputation, and external factors beyond our control, including the overall capacity of the surety market. Our ability to obtain letters of credit under our existing credit arrangements is limited. We are not permitted to have more than $10 million in letters of credit outstanding at any time (including letters of credit that have been drawn upon but not repaid on our behalf) under the terms of our senior secured credit facility. Moreover, our use of letters of credit limits our borrowing capability under the revolving portion of our senior secured credit facility as the aggregate amount of letters of credit we have outstanding at any time reduces our borrowing capacity under the facility by an equal amount. As of December 31, 2011, we had an immaterial amount of letters of credit outstanding.
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
The sales, design and construction process for energy efficiency and renewable energy projects typically takes from 12 to 36 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally have extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high winds, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
Our biogas renewable energy projects must be sited at locations where we can secure sufficient supplies of biogas and economical connections to provide power or biofuel to customers. Specifically, LFG projects must originate on or near one of the remaining approximately 500 U.S. landfills currently available and believed to be able to sustain economically viable LFG projects according to the EPA's Landfill Methane Outreach Program. Sites for our renewable energy plants must be suitable for construction and efficient operation, which, among other things, requires appropriate road access. Further, electric plants must be interconnected to electricity transmission or distribution networks. Once we have identified a suitable project site, obtaining the requisite LFG and/or lease or other land rights (including access rights, setbacks and other easements) requires us to negotiate with landowners and local government officials. These negotiations can take place over a long time, are not always successful and sometimes require economic concessions not in our original plans. The property rights necessary to construct and interconnect our plants must also be insurable and otherwise satisfactory to our financing counterparties. In addition, our ability to obtain adequate LFG and/or property rights is subject to competition. If a competitor or other party obtains LFG and/or land rights critical to our project development efforts and we are unable to reach agreement for their use, we could incur losses as a result of development costs for sites we do not develop, which we would have to write off. If we are unable to obtain adequate LFG and/or property or other rights for a renewable energy plant, including its interconnection, that plant may be smaller in size or potentially unfeasible. Failure to obtain insurable property rights for a project satisfactory to our financing sources would preclude our ability to obtain third-party financing and could prevent ongoing development and construction of that project.
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
PUHCA and the FPA regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, all of our current small-scale renewable energy projects are small power “qualifying facilities” (facilities meeting statutory size, fuel and ownership requirements) that are exempt from regulations under PUHCA, most provisions of the FPA and state rate regulation. None of our renewable energy projects are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission, or FERC, under the FPA, but certain of our projects that are under construction or development could become subject to such regulation in the future. Also, we may acquire interests in or develop generating projects that are not qualifying facilities. Non-qualifying facility projects would be fully subject to FERC corporate and rate regulation, and would be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services, which requires substantial disclosures to and discretionary approvals from FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at negotiated, or market-based, rates if FERC determines that we can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, many public utilities (including any non-qualifying facility generator in which we may invest) are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to civil penalties or other risks.

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
We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, we identified a material weakness in our internal control over financial reporting. In 2009 and for most of 2010, we did not have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements; and further we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. In connection with our fiscal 2011 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.
For a discussion of the material weakness and our remediation efforts during 2011 as well as ongoing remediation efforts, see Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.
We cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that similar material weaknesses will not recur.

If we fail to maintain our internal control over financial reporting, we may be unable to report our financial results timely and accurately, and we may be less likely to prevent fraud. In addition, such failure could increase our operating costs, materially impair our ability to operate our business, result in SEC investigations and penalties and lead to the delisting of our common stock from the New York Stock Exchange, or NYSE. The resulting damage to our reputation in the marketplace and our financial credibility could significantly impair our sales and marketing efforts with customers. Further, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements could adversely affect the market price of our Class A common stock.
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

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is volatile.
We sold shares of our Class A common stock in our initial public offering in July 2010 at a price of $10.00 per share, and our Class A common stock has subsequently traded at a price per share as high as $17.46 and as low as $8.60. The trading price of our Class A common stock is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our Class A common stock to fluctuate include:

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
Except in certain limited circumstances required by applicable law, holders of Class A and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Mr. Sakellaris, our founder, principal stockholder, president and chief executive officer, owns all of our Class B common stock, which, together with his Class A common stock, represents approximately 80% of the combined voting power of our outstanding Class A and Class B common stock. Under our restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to family members, including spouses and descendents or the spouses of such descendents, as well as to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Mr. Sakellaris, his affiliates, and his family members and descendents will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 18.5% of the economic interest of the outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.
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
We have never declared or paid any cash dividends on our capital stock and do not currently expect to pay any cash dividends for the foreseeable future. Our senior secured credit facility limits our ability to declare and pay cash dividends during the term of that agreement. We intend to use our future earnings, if any, in the operation and expansion of our business. Accordingly, you are not likely to receive any dividends on your Class A common stock for the foreseeable future, and your ability to achieve a return on your investment will therefore depend on appreciation in the market price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 20,000 square feet under a lease expiring on June 30, 2016. We occupy ten regional offices in Temple, Arizona; Islandia , New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington; North York, Ontario and Burlington, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 62 field offices throughout North America. We also own 53 small-scale renewable energy and central plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
Item 3. Legal Proceedings
In the ordinary conduct of our business we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceedings to which we are a party will have a material adverse effect on financial statements.
For additional information about certain proceedings, please refer to Note 14, Commitments and Contingencies, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been traded on the New York Stock Exchange under the symbol “AMRC” since our initial public offering on July 22, 2010. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Class A common stock.

	2010		2011
	High	Low	High	Low
First Quarter	$—	$—	$17.46	$12.65
Second Quarter	—	—	17.09	12.31
Third Quarter (beginning July 22, 2010)	14.17	9.34	15.12	9.52
Fourth Quarter	14.88	11.51	13.74	8.60
The closing sale price of our Class A common stock was $13.76 on March 1, 2012, and according to the records of our transfer agent, there were 23 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative 17-month total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on July 22, 2010, and in each of the indexes on June 30, 2010 and its relative performance is tracked through December 31, 2011.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/10
7/10
8/10
9/10
10/10
11/10
12/10
1/11
2/11
3/11
4/11
5/11
6/11
7/11
8/11
9/11
10/11
11/11
12/11
Ameresco, Inc.
Russell 2000
NASDAQ Clean Edge Green Energy

*$100 invested on July 22, 2010 in our Class A common stock or June 30, 2010 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2011.

	7/22/2010	12/31/2010	12/31/2011
Ameresco, Inc.	$100.00	$141.20	$134.91
Russell 2000 Index	$100.00	$129.38	$123.98
NASDAQ Clean Edge Green Energy Index	$100.00	$123.01	$69.12
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
We derived the consolidated statements of income data for the years ended December 31, 2009, 2010, and 2011 and the consolidated balance sheet data at December 31, 2010 and 2011 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income data for the years ended December 31, 2007 and 2008, and the consolidated balance sheet data at December 31, 2007, 2008, and 2009, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except share and per share data)
Consolidated Statement of Income Data:
Revenue(1):
Energy efficiency revenue	$345,936	$325,032	$340,635	$455,329	$551,324
Renewable energy revenue	32,541	70,822	87,882	162,897	176,876
	378,477	395,854	428,517	618,226	728,200
Direct expenses:
Energy efficiency expenses	285,966	259,019	282,345	378,084	446,963
Renewable energy expenses	26,072	59,551	66,472	129,440	146,191
	312,038	318,570	348,817	507,524	593,154
Gross profit	66,439	77,284	79,700	110,702	135,046
Operating expenses	47,042	52,608	54,406	64,710	84,360
Operating income	19,397	24,676	25,294	45,992	50,686
Other (expense) income, net	(3,138)	(5,188)	1,563	(5,080)	(5,192)
Income before provision for income taxes	16,259	19,488	26,857	40,912	45,494
Income tax provision	(5,714)	(1,215)	(6,950)	(12,186)	(10,767)
Net income	$10,545	$18,273	$19,907	$28,726	$34,727
Net income per share attributable to common shareholders:
Basic(2)	$0.95	$1.71	$1.99	$1.12	$0.82
Diluted	$0.28	$0.54	$0.61	$0.69	$0.78
Weighted-average number of common shares outstanding:
Basic(2)	11,121,022	10,678,110	9,991,912	25,728,314	42,587,818
Diluted	37,552,953	33,990,547	32,705,617	41,513,482	44,707,132
Other Operating Data:
Adjusted EBITDA(3)	$27,974	$29,045	$35,097	$59,910	$67,560

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,892	$18,149	$47,928	$44,691	$26,277
Current assets	154,036	131,432	171,772	211,710	283,062
Total assets	262,224	292,027	375,545	584,407	645,597
Current liabilities	108,011	90,967	132,330	142,587	148,268
Long-term debt, less current portion(4)	39,316	90,980	102,807	202,409	196,402
Subordinated debt	2,999	2,999	2,999	—	—
Total stockholders’ equity	70,776	74,086	102,770	195,052	236,421

(1)	"Revenue" for 2011 reflects approximately $8.9 million and $27.8 million attributable to our acquisitions in the third quarter of 2011 of AEG and Ameresco Southwest, respectively.

(2)
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

(3)
We define adjusted EBITDA as operating income before depreciation, amortization and impairment expenses, share-based compensation expense and a non-recurring, non-cash recovery of a contingency in 2008. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or any other measure of financial performance calculated and presented in accordance with GAAP.

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
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure:

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Operating income	$19,397	$24,676	$25,294	$45,992	$50,686
Depreciation, amortization and impairment	5,898	7,278	6,634	11,419	14,008
Stock-based compensation	2,679	2,941	3,169	2,499	2,866
Recovery of contingency	—	(5,850)	—	—	—
Adjusted EBITDA	$27,974	$29,045	$35,097	$59,910	$67,560

(4)
Long-term debt, less current portion as of December 31, 2011 reflects a $49.6 million reduction in Federal ESPC receivable financing attributable primarily to acceptance of the Savannah River Site project in December 2011 and includes approximately $37.1 million outstanding with respect to the term loan portion of our senior secured credit facility.

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
We report results under ASC 280, Segment Reporting, for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as operations and maintenance, or O&M, and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 20 to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.
The audited balance sheet, income statement and statement of cash flow included in our consolidated financial statements appearing in Item 8 of this report reflect certain reclassifications from our previously reported unaudited December 31, 2011 balance sheet, income statement and cash flow information. The net effects of these reclassifications are:  (1) to increase total assets, total liabilities and total stockholders' equity by $9.2 million, $7.3 million and $1.9 million from the respective amounts previously reported; (2) to decrease general, administrative and other expenses and increase both operating income and other income (expenses), net by $0.5 million from the respective amounts previously reported; and (3) to increase net cash provided by financing activities by $9.2 million from the amount previously reported.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $728.2 million in 2011. We achieved profitability in 2002, and we have been profitable every year since.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed fifteen acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum Engineering and Development, Inc., or Quantum, in 2010 expanded our geographical reach into the Northwest. We made three acquisitions in 2011. Our acquisition of energy efficiency and demand side management consulting services provider AEG expanded our service offering to utility customers. Our acquisition of APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a company that provides a full range of integrated energy efficiency and renewable energy solutions, strengthened our geographical position in the southwest. In late 2011 we acquired the xChangePoint® and energy projects businesses from EPS to expand our service offering to private sector commercial and industrial customers. These businesses offer energy efficiency solutions to customers across North America encompassing the food and beverage, meat, dairy, paper, aerospace, oil and gas and REIT industries.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to December 31, 2011, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
In addition to project-related debt, we currently maintain a $100 million senior secured credit facility with a group of commercial banks to finance our working capital needs. See "—Senior Secured Credit Facility—Revolver and Term Loan" below.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 12 to 36 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer's energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors in this Annual Report on Form 10-K.
As of December 31, 2011, we had backlog of approximately $478 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $741 million. As of December 31, 2010, we had fully-contracted backlog of approximately $651 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $483 million.

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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the years ended December 31, 2009 and 2011, no customer accounted for more than ten percent of our revenue. During the year ended December 31, 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 11.5% of our total revenue.
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
As a result of our acquisitions in 2011, we now have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is a direct expense.
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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general and administrative expenses to continue to increase as we continue to incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance, as well as related to executing our growth plans.

Other Income (Expenses), Net
Other income (expenses), net consists primarily of interest income on cash balances, interest expense on borrowings and amortization of deferred financing costs, unrealized gains and losses on derivatives not accounted for as hedges, and realized gains on derivatives not accounted for as hedges. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
Provision for Income Taxes
The provision for income taxes is based on various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these consolidated financial statements relate to estimates of final contract profit in accordance with long-term contracts, project development costs, project assets, impairment of goodwill, impairment of long-lived assets, fair value of derivative financial instruments, income taxes and stock-based compensation expense. Such estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions are made on an ongoing basis, and accordingly, the actual results may differ from these estimates under different assumptions or conditions.
The following are critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
For each arrangement we have with a customer, we typically provide a combination of one or more of the following services or products:

•	installation or construction of energy efficiency measures, facility upgrades and/or a renewable energy plant to be owned by the customer;

•	sale and delivery, under long-term agreements, of electricity, gas, heat, chilled water or other output of a renewable energy or central plant that we own and operate;

•	sale and delivery of photovoltaic, or PV, equipment and other renewable energy products for which we are a distributor, whether under our own brand name or for others; and

•	O&M services provided under long-term O&M agreements, as well as consulting services.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2009, 2010 and 2011 was $1.4 million, $0.3 million and $0.4 million, respectively.
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
Impairment of Goodwill and Intangible Assets
We apply ASC Topic 350 in accounting for the valuation of goodwill and identifiable intangible assets. During our annual goodwill impairment tests at December 31, 2009, 2010 and 2011, we determined that the fair value of equity exceeded the carrying value of equity, and therefore that goodwill and intangible assets were not impaired.
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
The first step, or Step 1, of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at our December 31, 2009, 2010 and 2011 annual testing dates and determined that the fair value of equity exceeded the carrying value of equity, and therefore that goodwill was not impaired.

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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes three projects that utilize a variable rate swap instrument. Prior to December 31, 2009, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. During the year ended December 31, 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. We entered into the interest rate swap contracts as an economic hedge. In July 2011, we entered into a five-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers a notional amount of $38.6 million variable rate note at a fixed interest rate of 1.965% and expires in June 2016.
We recognize all derivatives in our consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our consolidated statements of income and comprehensive income at fair value, and in the consolidated statements of comprehensive income thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swaps that we entered into during 2010 and 2011 qualify, and have been designated, as cash flow hedges.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
With respect to our interest rate swaps, we recorded the unrealized gain (loss) in earnings in 2009 and 2010 of $2.3 million and $(0.1) million, respectively, as other income (expense) in our consolidated statements of income and comprehensive income. No unrealized gain (loss) was recorded in earnings for the year ended December 31, 2011.
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
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods.

Grants of Restricted Shares
On October 25, 2006, we issued 2,000,000 shares of restricted stock to George P. Sakellaris, our founder, principal shareholder, president and chief executive officer under the 2000 stock plan in consideration for his personal indemnity of surety arrangements required for certain projects. The shares vested in full upon the date three years from the date of grant. At the time the shares were issued, the fair value was determined to be $3.41 per share. The shares vested in October 2009. We recorded an expense of $1.9 million in 2009 related to this award. No expense was recorded in 2010 and 2011 related to this award. This expense is included in salaries and benefits in our consolidated statements of income and comprehensive income.
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
Stock Option Grants
We have granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan. We have also granted stock options to certain employees and directors under our 2010 stock incentive plan. At December 31, 2011, 9,742,500 shares were available for grant under that plan.
Under the terms of our 2000 and 2010 stock incentive plans, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting at the end of the first year and five percent vesting every three months beginning one year after the grant date. During 2011, we began awarding options generally providing for vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. If the employee ceases to be employed for any reason before vested options have been exercised, the employee generally has three months to exercise vested options or they are forfeited.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2009, 2010 and 2011:

Years Ended December 31,
	2009	2010	2011
Future dividends	$ -	$ -	$ -
Risk-free interest rate	2.00-2.94%	2.59-3.11%	1.35-2.58%
Expected volatility	57%-59%	57%-59%	32%-33%
Expected life	6.5 years	6.5 years	6.0-6.5 years
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
As of December 31, 2011, we had $7.1 million of total unrecognized stock-based compensation cost related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 3.24 years after December 31, 2011. The allocation of this expense between direct expenses, project development and marketing expenses, and salaries and benefits expense will depend on the salaries and work assignments of the personnel holding these options.
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
The analysis undertaken in determining the exercise prices for all option grants between January 24, 2007 and July 22, 2010, the date of our initial public offering. are summarized below.
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

Results of Operations
The following table sets forth certain financial data from the consolidated statements of income and comprehensive Income expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2009	2010	2011
Revenue:
Energy efficiency revenue	79.5%	73.7%	75.7%
Renewable energy revenue	20.5%	26.3%	24.3%
	100.0%	100.0%	100.0%
Direct expenses:
Energy efficiency expenses	65.9%	61.2%	61.4%
Renewable energy expenses	15.5%	20.9%	20.1%
	81.4%	82.1%	81.5%
Gross profit	18.6%	17.9%	18.5%
Total operating expenses	12.7%	10.5%	11.6%
Operating income	5.9%	7.4%	6.9%
Other income (expenses), net	0.4%	(0.8)%	(0.7)%
Income before provision for income taxes	6.3%	6.6%	6.2%
Income tax provision	(1.6)%	(2.0)%	(1.5)%
Net income	4.7%	4.6%	4.7%
Revenue
The following table sets forth a comparison of our revenue by mix for the periods indicated:

	Years Ended December 31,
	2009	2010	% change	2011	% change
(in $'000s)	(a)	(b)	((b-a)/a)	(c)	((c-b)/b)
Revenue:
Energy efficiency revenue	$340,635	$455,329	33.7%	$551,324	21.1%
Renewable energy revenue	87,882	162,897	85.4%	176,876	8.6%
	$428,517	$618,226	44.3%	$728,200	17.8%

Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 79.5%, 73.7% and 75.7% of total revenue in 2009, 2010 and 2011, respectively. Total revenue increased by $110.0 million, or 17.8%, from 2010 to 2011 primarily due to higher energy efficiency revenue. Total revenue increased by $189.7 million, or 44.3%, from 2009 to 2010 primarily due to an increase in energy efficiency projects and, to a lesser extent, an increase in renewable energy projects.
Energy efficiency revenue. Energy efficiency revenue increased by $96.0 million, or 21.1%, from 2010 to 2011 due to increased energy efficiency installation activity across the other U.S. regions segment, such as northeast U.S., southeast U.S., southwest U.S., and northwest U.S., as well as Canada, which reflects both ongoing and new projects. Energy efficiency revenue for 2011 includes approximately $24.8 million attributable to our acquisitions of AEG and Ameresco Southwest in the third quarter of 2011. Energy efficiency revenue increased by $114.7 million, or 33.7%, from 2009 to 2010, due to an increase in the number of new projects being installed for our municipal and other institutional customers in all regions.
Renewable energy revenue. Renewable energy revenue increased by $14.0 million, or 8.6%, from 2010 to 2011 primarily due to increases from integrated-PV, developing renewable energy plants for our customers and small scale infrastructure, as well as approximately $11.9 million from renewable energy installation activity attributable to our acquisition of Ameresco Southwest in the third quarter of 2011, partially offset by a $16.9 million decline in revenue from renewable energy installation within the U.S. federal segment beginning in the second quarter of 2011 as projects neared completion. Renewable energy revenue increased by $75.0 million, or 85.4%, from 2009 to 2010, due mainly to an increase in the number of LFG and biomass facilities being built by us for our customers. Construction volume of such plants increased by $56.9 million from 2009 to 2010. Additionally, in 2010, we placed in service three new plants owned by us that sell and deliver LFG, or electricity generated by LFG, to customers. In 2010, we also saw an increase in revenue from sales of PV systems and components, primarily due to an increase in our market presence.
Revenue from customers outside the United States, principally Canada, was $112.6 million in 2011, compared with $103.9 million in 2010 and $86.9 million in 2009.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the periods indicated:

	Years Ended December 31,
	2009	2010	% change	2011	% change
(in $'000s)	(a)	(b)	((b-a)/a)	(c)	((c-b)/b)
U.S. Federal	$87,580	$177,522	102.7%	$145,199	(18.2)%
Central U.S. Region	88,068	100,327	13.9%	86,376	(13.9)%
Other U.S. Regions	77,828	142,457	83.0%	268,211	88.3%
Canada	83,633	101,408	21.3%	106,531	5.1%
All Other	91,408	96,512	5.6%	121,883	26.3%
Total	$428,517	$618,226	44.3%	$728,200	17.8%

•
Total revenue for the U.S. federal segment decreased from 2010 to 2011 by $32.3 million, or 18.2%, to $145.2 million primarily due to decreases in revenues from installation activity on ongoing projects, as a number of projects began nearing completion, combined with a decline in the velocity of converting awarded projects to signed contracts beginning in late 2010 through the first half of 2011. Total revenue for the U.S. federal segment increased from 2009 to 2010 by $89.9 million, or 102.7%, to $177.5 million, primarily due to an increase in the number of projects being installed primarily for the U.S. federal government. During 2010, revenue recognized on the continued installation of a large renewable energy project for the U.S. Department of Energy, Savannah River Site, accounted for a significant portion of our revenue for this segment.

•
Total revenue for the central U.S. region segment decreased from 2010 to 2011 by $14.0 million, or 13.9%, to $86.4 million primarily due to a lengthening of the sales cycle, which has resulted in fewer signed contracts to replace installation activity as projects are completed. Total revenue for the central U.S. region segment increased from 2009 to 2010 by $12.3 million, or 13.9%, to $100.3 million, primarily due to an increase in the number of energy efficiency projects in construction.

•
Total revenue for the other U.S. regions segment increased from 2010 to 2011 by $125.8 million, or 88.3%, to $268.2 million primarily due to an increase in the size and number of projects under construction in the northeast, southeast and northwest; total revenue for this segment in 2011 includes $27.8 million attributable to our acquisition of Ameresco Southwest in the third quarter of 2011. Total revenue for the other U.S. regions segment increased from 2009 to 2010 by $64.6 million, or 83.0%, to $142.5 million, primarily due to an increase in the size, and to some degree due to the number, of projects under construction.

•
Total revenue for the Canada segment increased from 2010 to 2011 by $5.1 million, or 5.1%, to $106.5 million primarily due to a larger volume of construction activity related to the installation of energy efficiency measures. Total revenue for the Canada segment increased from 2009 to 2010 by $17.8 million, or 21.3%, to $101.4 million, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures, particularly two large projects for housing authorities, and, to a lesser extent, revenues generated from an acquisition in 2009.

•
Total revenue not allocated to segments and presented as all other, increased from 2010 to 2011 by $25.4 million, or 26.3%, to $121.9 million due primarily to our recent acquisition of AEG, as well as to increases in revenue from small scale infrastructure, developing renewable energy plants for our customers and integrated-PV. Total revenue not allocated to segments and presented as all other, increased from 2009 to 2010 by $5.1 million, or 5.6%, to $96.5 million, due to increases in O&M revenues and sales of integrated-PV.
Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the periods indicated:

	Years ended December 31,
(in $'000s)	2009	2010	2011
Revenue:
Energy efficiency revenue	$340,635	$455,329	$551,324
Renewable energy revenue	87,882	162,897	176,876
	428,517	618,226	728,200
Direct expenses:
Energy efficiency expenses	282,345	378,084	446,963
Renewable energy expenses	66,472	129,440	146,191
	348,817	507,524	593,154
Gross profit:	$79,700	$110,702	$135,046
Energy efficiency gross margin	17.1%	17.0%	18.9%
Renewable energy gross margin	24.4%	20.5%	17.3%
Gross profit %	18.6%	17.9%	18.5%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.9%, 83.0% and 81.1% of energy efficiency revenue in 2009, 2010 and 2011, respectively. Total direct expenses increased by $85.6 million, or 16.9%, from 2010 to 2011 due primarily to increases associated with increased installation activity and, to a lesser extent, an increase in amortization of intangible assets resulting from our two acquisitions during the third quarter of 2011, partially offset by higher energy efficiency gross profit margin as discussed below. Total direct expenses increased by $158.7 million, or 45.5%, from 2009 to 2010, due to increased installation activity combined with lower profit margins recognized in 2010, causing total direct expenses to increase at a greater rate than revenue.
Energy efficiency gross margin. Energy efficiency gross margin increased from 17.0% in 2010 to 18.9% in 2011 primarily due to higher gross margins related to several project closeouts and positive margin contribution form AEG and Ameresco Southwest. Energy efficiency gross margin decreased slightly from 17.1% in 2009 to 17.0% in 2010, as large projects continued through the year end, deferring recognition of project costs contingencies
Renewable energy gross margin. Renewable energy gross margin decreased from 20.5% in 2010 to 17.3% in 2011 primarily due to maintenance expenses at several of our renewable energy plants, approximately $1.8 million in start-up costs for Savannah River O&M incurred during the fourth quarter of 2011 for which we will not recognize corresponding revenue until the first quarter of 2012; and integrated-PV inventory adjustments of $0.8 million. Renewable energy gross margin decreased from 24.4% in 2009 to 20.5% in 2010 due primarily to a shift in revenue mix toward implementation projects, which generally have lower gross margins than small scale infrastructure and integrated-PV sales.

Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2009	% of	2010	% of	2011	% of
(in $'000s)		Revenue		Revenue		Revenue
Revenue	$428,517		$618.226		$728,200
Operating expenses:
Salaries and benefits	$28,274	6.6%	$30,721	5.0%	40,746	5.6%
Project development costs	9,600	2.2%	13,677	2.2%	18,282	2.5%
General, administrative and other	16,532	3.9%	20,312	3.3%	25,332	3.5%
	$54,406	12.7%	$64,710	10.5%	$84,360	11.6%
Salaries and benefits. Salaries and benefits increased by $10.0 million, or 32.6%, from 2010 to 2011 primarily due to increased headcount both as a result of the three acquisitions in 2011 and to support expanded sales and development activity, including continued expansion in the northwest and southeast regions of the U.S. Salaries and benefits increased $2.4 million, or 8.7%, from 2009 to 2010. This was primarily due to the increased headcount necessary to manage our expectation of a continued increase in our business activity in 2010 and beyond.
Project development costs. Project development costs increased by $4.6 million, or 33.7%, from 2010 to 2011 reflecting continued efforts relating to increased proposal activities and efforts to convert awarded projects to fully-contracted backlog. We experienced a lengthening of the conversion time from awarded projects to fully-contracted backlog in the second and third quarters and as a result have been incurring additional expenses in support of conversion, representing, we believe, an investment in future growth. We expect this trend to carry into 2012 as we continue to focus on converting awarded projects to fully-contracted backlog. Project development expenses increased $4.1 million, or 42.5%, from 2009 to 2010, reflecting a significant increase in the volume of our business development activity during 2010
General, administrative and other. General, administrative and other expenses increased by $5.0 million, or 24.7%, from 2010 to 2011. During the second quarter of 2010 we recorded an unexpected prepayment of a long-term receivable from one of our customers, resulting in a $2.1 million non-cash charge. The net increase of $7.1 million for 2011 is due primarily to our growth and the costs necessary to support our continued growth, including a significant increase in general, administrative and other expenses attributable to being a public company, such as auditing, compliance and insurance costs, as well as acquisition integration expenses. General, administrative and other expenses in 2011 include approximately $1.0 million in acquisition-related expenses. General, administrative and other expenses increased $3.8 million, or 22.9%, from 2009 to 2010. This increase was primarily a result of the $2.1 million non-cash charge described above. Additionally, the increase was due to the higher costs incurred to support our expanding headcount and business growth.
Other Income (Expenses), Net
The following table shows the activity in other income (expenses), net for the periods indicated:

	Years Ended December 31,
(in $'000s)	2009	2010	2011
Gain realized from derivative	$2,494	$—	$—
Unrealized gain (loss) from derivatives	2,264	(134)	—
Interest expense, net of interest income	(2,993)	(4,380)	(4,130)
Amortization of deferred financing costs	(202)	(567)	(1,062)
	$1,563	$(5,081)	$(5,192)
Other income (expenses), net decreased from 2010 to 2011 by $0.1 million. In 2010 we recorded a termination charge and a write-off of deferred financing fees totaling $0.7 million in connection with terminating and paying off a term loan of one of our project subsidiaries. The effect of these payments on the period-over-period change was partially offset by higher average balances on our outstanding borrowings, resulting in higher interest expense. Other income (expense), net decreased from 2009 to 2010 by $6.6 million, from a net income of $1.6 million to a net expense of $5.1 million, due primarily to realized and unrealized gains from derivatives in 2009 of $4.7 million, $0.7 million due to an early termination at a subsidiary level project financing, increased interest expenses of $0.7 million incurred in 2010 on renewable energy financing agreements and $0.2 million in deferred financing fees relating to the aforementioned early termination of debt.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the periods indicated:

	2009	2010	% change	2011	% change
(in $'000s)	(a)	(b)	((b-a)/a	(c)	((b-a)/a)
U.S. Federal	$11,276	$21,444	90.2%	$19,252	(10.2)%
Central U.S. Region	10,121	10,379	2.5%	5,643	(45.6)%
Other U.S. Regions	5,077	25,583	403.9%	47,074	84.0%
Canada	4,155	4,352	4.7%	1,976	(54.6)%
All Other	(3,772)	(20,846)	(452.7)%	(28,451)	(36.5)%
Total	$26,857	$40,912	52.3%	$45,494	11.2%
Income before taxes increased from 2010 to 2011 by $4.6 million, or 11.2%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses, both as described above. Income before taxes increased from 2009 to 2010 by $14.1 million, or 52.3%, due to higher revenues and improved operating leverage.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from 2010 to 2011 by $2.2 million, or 10.2%, to $19.3 million. The decrease was primarily due to the decline in revenue described above.  Income before taxes for the U.S. federal segment increased from 2009 to 2010 by $10.2 million, or 90.2%, to $21.4 million. The increase was primarily due to increased revenue and higher margins recognized on project installations.

•
Income before taxes for the central U.S. region segment decreased from 2010 to 2011 by $4.7 million, or 45.6%, to $5.6 million due primarily to decreased revenue as described above and a greater portion of lower margin projects within the segments revenue mix. Income before taxes for the central U.S. region segment increased from 2009 to 2010 by $0.3 million, or 2.5%, to $10.4 million. The increase was primarily due to higher revenue.

•
Income before taxes for the other U.S. regions segment increased from 2010 to 2011 by 84.0%, or $21.5 million, to $47.1 million due primarily to increased revenue as described above, but also reflecting improved operating leverage. Income before taxes for the other U.S. regions segment increased from 2009 to 2010 by $20.5 million, or 403.9%, to $25.6 million, primarily due to increased revenue and higher margins.

•
Income before taxes for the Canada segment decreased from 2010 to 2011 by $2.4 million, or 54.6%, to $2.0 million due to a greater portion of lower gross margin projects in its revenue mix and to higher operating expenses. Income before taxes for the Canada segment increased from 2009 to 2010 by $0.2 million, or 4.7%, to $4.4 million. The increase was primarily due to higher revenue.

•
The loss before taxes not allocated to segments and presented as all other, increased from 2010 to 2011 by $7.6 million, or 36.5%, to $28.5 million primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expense allocation to all other increased from 2009 to 2010 by $17.1 million, or 452.7%, to $20.8 million were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. Our statutory rate, which is a combined federal and state rate, has ranged between 38.1% and 39.7%. During 2011, we recognized income taxes of $10.8 million, or 23.7% of pretax income. The tax rate for 2011 included a net tax benefit of $0.9 million relating to accrued interest on a tax position that was resolved during the third quarter of 2011. In addition to this net tax benefit, a one-time item, the principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the

Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $6.2 million reduction in the 2011 provision, or a reduction of 13.7 percentage points in the effective rate. We expect the effective tax rate for 2012 to be higher than for 2011.
During 2010, we recognized income taxes of $12.2 million, or 29.8% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $4.2 million reduction in the 2010 provision, or a reduction of 10.4 percentage points in the effective rate.
In 2009, we recognized income taxes of $6.9 million, or 25.8% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $3.0 million reduction in the 2009 provision, or a reduction of 11.1 percentage points in the effective rate.
Net Income
Net income increased in 2011 by $6.0 million, or 20.9%, due to higher pre-tax income and a lower effective tax rate. Earnings per share in 2011 was $0.82 per basic share, representing a decrease of $0.30, or 26.8%, and $0.78 per diluted share, representing an increase of $0.09, or 13.0%. The weighted-average number of basic and diluted shares increased in 2011 by 65.5% and 7.7%, respectively. The increase in our basic shares was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our initial public offering and the exercise of 2.2 million options and warrants for shares of Class A common stock. The issuance and sale of 6.3 million shares of Class A common stock in our initial public offering contributed to the increase in both. The increase in the weighted-average number of diluted shares outstanding also was the result of the grant of new stock options and the increase in the market price of our stock.
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
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through existing net cash available, cash flow from operations and various forms of debt.
We consider the difference between cash and cash equivalents and the book overdraft to represent the net cash available to meet our liquidity requirements. Those amounts were as follows for the years ended December 31, 2009, 2010 and 2011:

	Fiscal Years Ended December 31,
(in $'000s)	2009	2010	2011
Cash and cash equivalents	$47,928	$44,691	$26,277
Book overdraft	—	—	(7,297)
Net cash available	$47,928	$44,691	$18,980
At December 31, 2011, we recorded a book overdraft which represents certain checks issued on a disbursement bank account but not yet paid by that bank. Accounting conventions require that the book overdraft be presented as a current liability.

There were no book overdrafts as of December 31, 2009 or 2010.
We presented the book overdraft as a financing activity in the consolidated statements of cash flows.
The changes in cash and cash equivalents for the years ended December 31, 2009, 2010 and 2011 were as follows:

	Fiscal Years Ended December 31,
(in $'000s)	2009	2010	2011
Net cash provided by operating activities	$45,296	$20,850	$30,146
Net cash used in investing activities	(22,314)	(45,930)	(105,601)
Net cash provided by financing activities	4,129	20,505	58,076
Effect of exchange rate changes on cash	2,667	1,338	(1,035)
Net increase (decrease) in cash and cash equivalents	$29,778	$(3,237)	$(18,414)
We believe that cash and cash equivalents, net of the book overdraft, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through 2013 and thereafter.
Capital expenditures. Our total capital expenditures were $21.6 million in 2009, $39.6 million in 2010 and $45.2 million in 2011. The 2009, 2010 and 2011 capital expenditures were net of Section 1603 rebates received of $12.9 million, $0.8 million and $6.7 million, respectively. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forego such tax credits in exchange for the payment made under Section 1603. Additionally, in 2009, 2010 and 2011 we invested $0.7 million, $6.3 million and $66.2 million in acquisitions, respectively. We currently plan to make capital expenditures of approximately $30.0 million in 2012, principally for new renewable energy plants.
Cash flows from operating activities. Operating activities provided $30.1 million of net cash during the 2011. In 2011, we had net income of $34.7 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $34.6 million. Net increases in restricted cash draws (net of Federal ESPC financing), project development costs and other assets provided $41.1 million. However, net decreases in accounts receivable including retainage, inventory, net costs and estimated earnings in excess of billings, prepaid expenses and other current assets, accounts payable and accrued expenses, other liabilities and income taxes payable used $80.2 million in cash.
Operating activities provided $20.8 million of net cash during 2010. In 2010, we had net income of $28.7 million, which is adjusted for certain non-cash items such as stock-based compensation, depreciation, amortization, unrealized losses and deferred income taxes totaling $14.5 million, and which is net of $2.1 million relating to a write down on a long-term receivable. Offsetting these adjustments was another non-cash item, excess tax benefits from stock-based compensation arrangements of $2.0 million. Net increases in accounts payable and other liabilities contributed $10.9 million in cash. However, net increases in accounts receivable and other assets used $33.3 million of cash. Included in the $33.3 million of cash used is net activity from our investments in U.S. federal projects. In 2010, investments in U.S. federal projects used $160.5 million. We also drew a total of $151.0 million in cash from restricted cash accounts maintained in connection with our U.S. federal ESPC and our renewable energy projects, which increased cash from operating activities. We reflect restricted cash as an operating asset on our consolidated balance sheet and withdrawals from existing restricted cash accounts as cash flow from operations on our consolidated statements of cash flows. The creation of new restricted cash accounts is reflected as a decrease to cash flows from financing activities on our consolidated statements of cash flows. Certain of the cash generated from our U.S. federal ESPC receivable financing is held in restricted cash accounts to be used to pay for the cost of construction under our U.S. federal ESPCs. We withdrew $144.7 million in cash from these accounts during 2010. In addition, under the terms of our term loan agreements used to finance certain of our renewable energy projects, we are required to maintain restricted cash accounts to provide for operation and maintenance expenses incurred. We withdrew $6.4 million in cash from these accounts during 2010.
Operating activities provided $45.3 million of net cash during 2009. In 2009, we had net income of $19.9 million, which is net of non-cash compensation, depreciation and amortization totaling $10.1 million, partially offset by a $2.3 million unrealized gain on derivatives. Increases in accounts payable and other liabilities contributed $36.7 million to cash from operating activities, and investment in U.S. federal projects used $52.9 million in cash. We also drew a total of $33.0 million in cash from restricted cash accounts maintained in connection with our U.S. federal ESPC and our renewable energy projects. Certain of the cash generated from our U.S. federal ESPC receivable financing is held in restricted cash accounts to be used to pay for the cost of construction under our U.S. federal ESPCs. We withdrew $31.5 million in cash from these accounts during 2009. In addition, under the terms of our term loan agreements used to finance certain of our renewable energy projects, we are required to maintain restricted cash accounts to provide for operation and maintenance expenses incurred. We withdrew $1.5 million in cash from these accounts during 2009. Other changes in net assets and liabilities provided the balance of net cash during the year.
Cash flows from investing activities. Cash used for investing activities totaled $105.6 million during 2011 and consisted of capital investments of $48.5 million related to the development of renewable energy plants; $3.4 million related to purchases of other property and equipment; $66.2 million for the acquisitions of AEG, Ameresco Southwest and two businesses of EPS; and $2.0 million for acquisition related costs for the 2010 acquisition of Quantum. Offsetting these amounts were $6.7 million of Section 1603 rebates received during the period and proceeds from sales of assets of $7.8 million.
Cash used in investing activities totaled $45.9 million during 2010 and consisted of capital expenditures of $39.6 million, primarily related to the development of renewable energy plants. This amount was net of $0.8 million of Section 1603 rebates received during the year. Also, $6.3 million of cash was used for the Quantum acquisition.
Cash used in investing activities totaled $22.3 million during 2009 and consisted of capital expenditures of $21.6 million, primarily related to the development of renewable energy plants. This amount was net of $12.9 million of Section 1603 rebates received during the year. Also, $0.7 million of cash was used for an acquisition.
Cash flows from financing activities. Net cash provided by financing activities totaled $58.1 million during 2011. Most of this was due to the draw down of $42.1 million from the revolving portion of the renewed senior secured credit facility (see Note 8 and the discussion below), book overdraft of $7.3 million as well as proceeds from long-term debt financing of $7.9 million net of payments. Exercises of options also provided $6.4 million. These were partially offset by reductions in restricted cash of $7.8 million.
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
Subordinated Note
In connection with the organization of Ameresco, on May 17, 2000, we issued a subordinated note to our principal stockholder in the amount of $3.0 million. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinate to our revolving senior secured credit facility. The subordinated note was payable upon demand. We incurred $0.3 million of interest related to the subordinated note during 2009, and $0.2 million in 2010 when the note was settled in full in connection with our initial public offering.
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

On June 30, 2011, we again amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At December 31, 2011, $5.0 million was outstanding under the revolving credit facility and $37.1 million was outstanding under the term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of December 31, 2011, we had outstanding $56.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2024. One loan totaling $5.2 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2010, we had outstanding $46.8 million in aggregate principal amount under these loans, bearing interest at rates ranging from 5.3% to 8.7% and maturing at various dates from 2013 to 2024. As of December 31, 2009, we had outstanding $58.4 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.9% to 8.7% and maturing at various dates from 2014 to 2021. As of December 31, 2009, a term loan in the amount of $5.4 million was in default as a result of the bankruptcy of the customer for the energy output of the plant financed by the loan. The bankruptcy filing by the customer had constituted an event of default under the credit agreement; however, the customer emerged from bankruptcy in 2010 and continued operations. To cure the default we decided to pay the loan in full during the third quarter of 2010.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $109.6 million and $159.0 million in principal amounts at December 31, 2011 and 2010, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2011 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2011:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver(1)	$5,000	$—	$—	$5,000	$—
Term Loan	37,143	5,714	17,143	14,286	—
Project Financing:
Construction and term loans	56,175	5,850	9,843	8,698	31,784
Federal ESPC receivable financing(2)	109,648	—	109,648	—	—
Interest obligations(3)	28,673	4,955	8,383	6,186	9,149
Operating leases	9,220	3,235	3,597	2,124	264
Total	$245,859	$19,754	$148,614	$36,294	$41,197

(1)	For our revolving senior secured credit facility, the table above assumes that the variable interest rate in effect as of December 31, 2011 remains constant for the term of the facility.

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

(3)	For the term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2011 remains constant for the term of the facility.
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
In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment originally required the company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented; however, this provision was deferred under amended accounting guidance issued by the FASB in December 2011. For public companies, the amendment to the accounting guidance for presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The Company adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for our fiscal year beginning January 1, 2012 and earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2011-08 on our consolidated financial statements.
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
Interest Rate Risk
We had cash and cash equivalents totaling $26.3 million as of December 31, 2011 and $44.7 million as of December 31, 2010. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2010, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $1.7 million which we recorded as an increase in accumulated other comprehensive income. For the years ended December 31, 2011, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million, respectively, which we recorded as a decrease in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$44,691,021	$26,277,366
Restricted cash	9,197,447	12,372,356
Accounts receivable, net	68,584,304	109,296,773
Accounts receivable retainage	18,452,777	26,089,216
Costs and estimated earnings in excess of billings	35,556,425	69,251,022
Inventory, net	6,780,092	8,635,633
Prepaid expenses and other current assets	8,471,628	8,992,963
Income tax receivable	2,511,542	9,662,771
Deferred income taxes	9,908,240	6,456,671
Project development costs	7,556,345	6,027,689
Total current assets	211,709,821	283,062,460
Federal ESPC receivable	193,551,495	110,212,186
Property and equipment, net	5,406,387	7,086,164
Project assets, net	145,147,475	177,854,734
Deferred financing fees, net	3,412,186	2,994,692
Goodwill	20,580,995	47,881,346
Intangible assets, net	—	12,727,528
Other assets	4,598,980	3,778,357
	372,697,518	362,535,007
	$584,407,339	$645,597,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,722,118	$11,563,983
Accounts payable	95,302,897	93,506,089
Accrued expenses and other current liabilities	12,517,671	8,917,723
Book overdraft	—	7,297,122
Billings in excess of cost and estimated earnings	27,555,894	26,982,858
Income taxes payable	2,488,672	—
Total current liabilities	142,587,252	148,267,775
Long-term debt, less current portion	202,409,484	196,401,588
Deferred income taxes	12,013,799	29,953,103
Deferred grant income	4,200,929	6,024,099
Other liabilities	28,144,144	28,529,867
	$246,768,356	$260,908,657
Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,
	2010	2011
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2011	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,925,649 shares issued and 23,092,365 outstanding at December 31, 2010, 30,713,837 shares issued and 25,880,553 outstanding at December 31, 2011	2,793	3,071
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2010 and 2011	1,800	1,800
Additional paid-in capital	74,069,087	86,067,852
Retained earnings	126,609,101	161,335,621
Accumulated other comprehensive income (loss)	3,551,521	(1,868,352)
Minority interest	—	63,614
Less — treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	195,051,731	236,421,035
	$584,407,339	$645,597,467

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2010	2011
Revenue:
Energy efficiency revenue	$340,635,122	$455,329,696	$551,323,840
Renewable energy revenue	87,881,467	162,896,963	176,876,478
	428,516,589	618,226,659	728,200,318
Direct expenses:
Energy efficiency expenses	282,344,502	378,084,610	446,962,891
Renewable energy expenses	66,472,031	129,439,629	146,191,280
	348,816,533	507,524,239	593,154,171
Gross profit	79,700,056	110,702,420	135,046,147
Operating expenses:
Salaries and benefits	28,273,987	30,721,486	40,746,280
Project development costs	9,599,862	13,676,795	18,281,729
General, administrative and other	16,532,355	20,311,842	25,332,314
	54,406,204	64,710,123	84,360,323
Operating income	25,293,852	45,992,297	50,685,824
Other income (expenses), net (Note 17)	1,562,910	(5,080,546)	(5,192,132)
Income before provision for income taxes	26,856,762	40,911,751	45,493,692
Income tax provision	(6,949,614)	(12,185,635)	(10,767,172)
Net income	19,907,148	28,726,116	34,726,520
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	—	(933,879)	(4,448,989)
Foreign currency translation adjustment	3,530,723	1,653,430	(970,884)
Comprehensive income	$23,437,871	$29,445,667	$29,306,647
Net income per share attributable to common shareholders:
Basic	$1.99	$1.12	$0.82
Diluted	$0.61	$0.69	$0.78
Weighted average common shares outstanding:
Basic	9,991,912	25,728,314	42,587,818
Diluted	32,705,617	41,513,482	44,707,132
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

												Accumulated
	Series A Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Minority	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
Balance, December 31, 2008	3,210,000	$321	—	$—	14,260,168	$1,426	$4,346,077	$77,975,837	4,571,384	$(7,538,653)	$—	$(698,753)	$74,086,255
Vesting of 2006 stock issuance	—	—	—	—	2,000,000	200	2,076,928	—	—	—	—	—	2,077,128
Repurchase of restricted stock	—	—	—	—	—	—	—	—	144,500	(874,948)	—	—	(874,948)
Exercise of stock options	—	—	—	—	1,738,000	174	874,586	—	—	—	—	—	874,760
Stock-based compensation expense	—	—	—	—	—	—	3,168,721	—	—	—	—	—	3,168,721
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	3,530,723	3,530,723
Net income	—	—	—	—	—	—	—	19,907,148	—	—	—	—	19,907,148
Balance, December 31, 2009	3,210,000	$321	—	$—	17,998,168	$1,800	$10,466,312	$97,882,985	4,715,884	$(8,413,601)	$—	$2,831,970	$102,769,787
Conversion of preferred stock	(3,210,000)	(321)	18,000,000	1,800	1,260,000	126	(1,605)	—	—	—	—	—	—
Initial public offering proceeds, net	—	—	—	—	6,000,000	600	53,231,858	—	—	—	—	—	53,232,458
Initial public offering allotment	—	—	—	—	342,889	34	3,188,834	—	—	—	—	—	3,188,868
Exercise of stock options	—	—	—	—	1,919,306	192	2,674,572	—	—	—	—	—	2,674,764
Repurchase of stock	—	—	—	—	—	—	—	—	117,400	(768,970)	—	—	(768,970)
Exercise of warrants	—	—	—	—	405,286	41	1,985	—	—	—	—	—	2,026
Stock-based compensation expense, including excess tax benefits of $2,010,221	—	—	—	—	—	—	4,507,131	—	—	—	—	—	4,507,131
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,653,430	1,653,430
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	(933,879)	(933,879)
Net income	—	—	—	—	—	—	—	28,726,116	—	—	—	—	28,726,116
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$126,609,101	4,833,284	$(9,182,571)	$—	$3,551,521	$195,051,731
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
												Accumulated
	Series A Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Minority	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$126,609,101	4,833,284	$(9,182,571)	$—	$3,551,521	$195,051,731
Exercise of stock options, net	—	—	—	—	2,788,188	278	6,407,526	—	—	—	—	—	6,407,804
Stock-based compensation expense, including excess tax benefits of $2,725,533	—	—	—	—	—	—	5,591,239	—	—	—	—	—	5,591,239
Minority interest	—	—	—	—	—	—	—	—	—	—	63,614	—	63,614
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(970,884)	(970,884)
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	(4,448,989)	(4,448,989)
Net income	—	—	—	—	—	—	—	34,726,520	—	—	—	—	34,726,520
Balance, December 31, 2011	—	$—	18,000,000	$1,800	30,713,837	$3,071	$86,067,852	$161,335,621	4,833,284	$(9,182,571)	$63,614	$(1,868,352)	$236,421,035
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$19,907,148	$28,726,116	$34,726,520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	5,260,805	9,634,891	9,701,399
Depreciation of property and equipment	1,372,885	1,784,295	2,554,867
Amortization of deferred financing fees	254,705	566,772	1,061,782
Amortization of intangible assets	—	—	1,752,472
Provision for bad debts	552,368	126,219	24,374
Gains on sales of assets	(691,292)	—	(514,828)
Write-down of long-term receivable	—	2,111,000	—
Unrealized (gain) loss on interest rate swaps	(2,263,802)	133,591	—
Stock-based compensation expense	3,168,721	2,498,660	2,865,706
Deferred income taxes	3,400,628	(253,975)	19,842,638
Excess tax benefits from stock-based compensation arrangements	—	(2,010,221)	(2,725,533)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	33,051,426	151,022,923	138,485,363
Accounts receivable	(11,033,926)	(305,665)	(22,861,989)
Accounts receivable retainage	5,029,832	(8,319,286)	(7,786,995)
Federal ESPC receivable	(52,900,979)	(160,455,751)	(99,781,156)
Inventory	3,222,762	(2,542,183)	(1,808,348)
Costs and estimated earnings in excess of billings	(3,651,857)	(19,311,505)	(22,452,016)
Prepaid expenses and other current assets	(1,591,213)	(321,074)	(542,485)
Project development costs	1,987,761	925,531	1,816,884
Other assets	3,846,224	5,975,610	569,954
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	27,280,548	3,925,716	(13,480,285)
Billings in excess of cost and estimated earnings	6,819,869	(1,258,620)	(452,802)
Other liabilities	8,945	8,476,965	(3,537,261)
Income taxes payable	2,264,750	(280,200)	(7,311,938)
Net cash provided by operating activities	45,296,308	20,849,809	30,146,323
Cash flows from investing activities:
Purchases of property and equipment	(1,797,949)	(2,613,267)	(3,449,940)
Purchases of project assets	(32,706,292)	(37,825,750)	(48,457,910)
Grant awards received on project assets	12,864,644	812,489	6,695,711
Proceeds from sales of assets	—	—	7,800,000
Acquisitions, net of cash received	(674,110)	(6,303,006)	(66,232,848)
Additional purchase price paid on 2010 acquisition (Note 3)	—	—	(1,956,366)
Net cash used in investing activities	$(22,313,707)	$(45,929,534)	$(105,601,353)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2009	2010	2011
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$2,010,221	$2,725,533
Book overdraft	—	—	7,297,122
Payments of financing fees	(2,804,759)	(1,373,171)	(644,288)
Proceeds from exercises of options, warrants and issuance of stock	874,760	60,073,139	6,407,804
Repurchase of stock	(874,948)	(768,970)	—
(Payments of) proceeds from senior secured credit facility	(14,578,242)	(19,915,218)	42,142,858
Proceeds from long-term debt financing	28,196,538	747,362	12,981,691
Minority interest	—	—	63,614
Restricted cash	(3,092,590)	(6,298,988)	(7,823,912)
Repayment of subordinated debt	—	(2,998,750)	—
Payments on long-term debt	(3,592,073)	(10,970,656)	(5,074,411)
Net cash provided by financing activities	4,128,686	20,504,969	58,076,011
Effect of exchange rate changes on cash	2,667,108	1,338,237	(1,034,636)
Net increase (decrease) in cash and cash equivalents	29,778,395	(3,236,519)	(18,413,655)
Cash and cash equivalents, beginning of year	18,149,145	47,927,540	44,691,021
Cash and cash equivalents, end of year	$47,927,540	$44,691,021	$26,277,366
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,904,970	$5,057,056	$4,723,960
Income taxes	$2,145,742	$5,248,499	$7,550,269
Acquisitions, net of cash received:
Accounts receivable	$—	$8,354,669	$18,287,718
Accounts receivable retainage	—	423,927	—
Costs and estimated earnings in excess of billings	—	1,947,639	11,432,634
Inventory	—	—	47,193
Prepaid expenses and other current assets	18,177	33,922	95,674
Project development costs	—	—	130,044
Property and equipment	113,842	127,512	820,934
Project assets	—	—	5,849,963
Goodwill	2,492,165	2,703,626	26,823,070
Intangible assets	—	—	14,480,000
Other assets	—	18,551	52,062
Accounts payable and accrued expenses	(1,567,521)	(7,032,052)	(8,094,339)
Billings in excess of cost and estimated earnings	—	(274,788)	(100,573)
Long-term debt, net	(382,553)	—	—
Deferred income taxes	—	—	(1,939,532)
Other liabilities	—	—	(1,652,000)
	$674,110	$6,303,006	$66,232,848
Noncash ESPC receivable financing	$27,088,849	$18,301,603	$183,120,465

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the "Company") was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company's comprehensive set of services includes upgrades to a facility's energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic equipment worldwide. The Company operates in the United States, Canada and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company's generating assets; and 3) direct payment for photovoltaic equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Codification
The accompanying consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification ("ASC").
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
A book overdraft, representing certain checks issued in the normal course of business on a disbursement bank account but not yet paid by that bank, totaled $7,297,122 as of December 31, 2011. GAAP requires that the book overdraft be classified as a current liability on the accompanying consolidated balance sheet. The book overdraft will be funded through normal collections of funds or transfers from bank balances at other financial institutions, or from draws under the Company's revolving line of credit. Under the terms of the senior secured credit facility with the bank, the respective financial institution is not legally obligated to honor the book overdraft balance as of December 31, 2011, or such balances on any given date.
There were no book overdrafts as of December 31, 2010.
For purposes of reporting cash flows, the Company reports the book overdraft as a financing activity.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts ("ESPCs") and construction of project assets, as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the years ended December 31, 2009, 2010 and 2011 are as follows:

	Years Ended December 31,
	2009	2010	2011
Balance, beginning of period	$1,049,711	$1,602,079	$1,677,278
Charges to costs and expenses	1,670,589	126,219	24,374
Account write-offs and other	(1,118,221)	(51,020)	(566,261)
Balance, end of period	$1,602,079	$1,677,278	$1,135,391
At December 31, 2010 and 2011, no customer accounted for more than 10% of the Company's total accounts receivable.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from five percent to ten percent of the total invoice.
 Inventory
Inventories, which consist primarily of photovoltaic solar panels, batteries and related accessories, are stated at the lower of cost ("first-in, first-out" method) or market (determined on the basis of estimated net realizable values). Provisions have been made to reduce the carrying value of inventory to the net realizable value.
Prepaid Expenses
Prepaid expenses consist primarily of short-term prepaid expenditures that will amortize within one year.
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company's consolidated financial statements.
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
Property and Equipment
Property and equipment consists primarily of office and computer equipment, and is recorded at cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2009, 2010 and 2011 was $1,395,483, $252,113 and $442,699, respectively.
Routine maintenance costs are expensed in the current year's consolidated statements of income and comprehensive income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the consolidated statements of income and comprehensive income.dd
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the amount that the carrying value exceeds the fair value. d
In February and March 2011, the Company received a total of $6,695,711 in grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the "Act"). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,200,929 and $6,024,099 in the accompanying consolidated balance sheets at December 31, 2010 and 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.

Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. All deferred financing fees are amortized over the respective term of the financing using the effective interest method.
Goodwill and Intangible Assets
The Company has classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company has recorded intangible assets related to customer contracts, customer relationships, non-compete agreements, trade names and technology, each with defined useful lives. The Company assesses the impairment of goodwill and intangible assets that have indefinite lives on an annual basis (December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
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
During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of each of Applied Energy Group ("AEG") and APS Energy Services, Inc. (now known as "Ameresco Southwest"). During the fourth quarter of 2011, the Company entered into an asset purchase agreement to acquire the xChangePoint® and energy projects businesses from Energy and Power Solutions, Inc., or EPS (now known as "Ameresco Intelligent Systems", or "AIS"). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on their respective fair values at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of AEG resulted in the Company recording a carrying value of goodwill totaling $8,728,169. For the acquisition of Ameresco Southwest, the Company recorded an initial carrying value of goodwill of $16,545,434. And for the acquisition of AIS, the Company recorded an initial carrying value of goodwill of $1,549,467. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to ten years from their respective acquisition dates. See Notes 3 and 4 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is accredited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income and comprehensive income. As of December 31, 2009, 2010 and 2011, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives and deferred compensation relating to the 2010 and July 2011 acquisitions . See Note 3 and 14 for additional disclosures.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For the years ended December 31, 2010 and 2011, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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
Direct Expenses
Direct expenses include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts, and, if applicable, costs of procuring financing. A majority of the Company's contracts have fixed price terms; however, in some cases the Company negotiates protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unrecognized tax benefits in income tax expense. See Note 10 for additional information on the Company's income taxes.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, book overdraft, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, book overdraft, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 18 for fair value measurement of interest rate swaps.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2009, 2010 and 2011.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company's financial instruments include cash and cash equivalents, book overdraft, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, book overdraft, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2011, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $1,866,063. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
A portion of the Company's project financing includes two projects that each utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover initial notional amounts of $13,080,607 and $3,256,395, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in March 2024 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Since April 2010, they have been designated as hedges. Accordingly, the Company recognized the change in fair value of these derivatives in the consolidated statements of income prior to April 1, 2010, and in the consolidated statements of comprehensive income thereafter. Cash flows from derivative instruments were reported as operating activities in the consolidated statements of cash flows.
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900,000 variable rate note at a fixed interest rate of 6.99% and expires in December 2024.
As of April 1, 2010, and in accordance with accounting standards, all then existing swaps held by the Company have been designated as cash flow hedges. Accordingly, the Company recognizes the fair value of the swaps in its consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $38,571,429

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

variable rate note at a fixed interest rate of 1.965% and expires in June 2016.
With respect to the Company's interest rate swaps that had been designated as cash flow hedges, the Company recorded an unrealized gain (loss) in earnings in 2009 and 2010 of approximately $2,263,802 and $(133,591), respectively, as other income (expense), net in the consolidated statements of income and comprehensive income.  No unrealized gains (losses) were recorded in earnings in 2011.
See Notes 17, 18 and 19 for additional information on the Company's derivative instruments.
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

	Years ended December 31,
	2009	2010	2011
Net income	$19,907,148	$28,726,116	$34,726,520
Basic weighted-average shares outstanding	9,991,912	25,728,314	42,587,818
Effect of dilutive securities:
Preferred stock	19,260,000	10,606,192	—
Stock options	3,048,675	4,994,730	2,119,314
Warrants	405,030	184,246	—
Diluted weighted-average shares outstanding	32,705,617	41,513,482	44,707,132

For the year ended December 31, 2009, no shares of common stock were excluded from the calculation of dilutive shares.  For the years ended December 31, 2010 and 2011, 856,000 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the years ended December 31, 2009, 2010 and 2011, unallocated corporate expenses were $25,090,295, $30,721,689 and $39,477,839, respectively. Income before taxes and unallocated corporate expenses for all other in 2009, 2010 and 2011, was $21,318,368, $9,875,322 and $11,026,273, respectively. See Note 20 for additional disclosures.
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
In July 2011, the Company acquired Applied Energy Group, Inc. ("AEG") from its stockholders. The Company made a cash payment of $11,993,236 to acquire all of the outstanding stock of AEG. The Company deposited $1,000,000 of the purchase price with a third-party escrow agent as security for the selling stockholders' indemnity obligations. The former

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stockholders of AEG, all of whom are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. The fair value of the additional consideration is estimated to be $1,652,000, and is included in other liabilities in the purchase allocation table below.
In August 2011, the Company acquired Ameresco Southwest (then known as APS Energy Services, Inc.) from Pinnacle West Capital Corporation. The Company made a cash payment of $50,057,113 to acquire all of the outstanding stock of Ameresco Southwest.
In December 2011, the Company's wholly owned subsidiary Ameresco Intelligent Systems, LLC ("AIS") acquired xChange Point® and energy projects businesses, including automated demand response, from Energy and Power Solutions, Inc. ("EPS"). The Company made an initial cash payment of $4,497,141 to acquire from EPS certain assets used in these businesses. The purchase price is subject to a post-closing adjustment for certain indemnity obligations of EPS. The Company deposited approximately $900,000 of the purchase price with a third-party escrow agent as security for EPS's post-closing adjustment and indemnity obligations.
The Company's acquisitions in 2010 and 2011 were accounted for using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. In the Quantum acquisition, identified intangible assets had de minimis value as the Company was primarily acquiring an assembled workforce in addition to the tangible net assets identified below. For the 2011 acquisitions, intangible assets identified have been recorded and are being amortized over periods ranging from one to ten years. See Note 4 for additional information.

	2010	2011
	Quantum	AEG	Ameresco Southwest	AIS
Cash	$11,059	$314,642	$—	$—
Accounts receivable	8,354,669	4,138,015	14,149,703	—
Accounts receivable retainage	423,927	—	—	—
Costs and estimated earnings in excess of billings	1,947,639	—	11,269,294	163,340
Inventory	—	—	—	47,193
Prepaid expenses and other current assets	33,922	62,345	33,329	—
Project development costs	—	—	—	130,044
Property and equipment and project assets	127,512	7,301	6,447,299	216,297
Goodwill	4,495,927	8,728,169	16,545,434	1,549,467
Intangible assets	—	4,904,000	7,019,000	2,557,000
Other assets	18,551	52,062	—	—
Accounts payable	(6,374,371)	(1,610,734)	(1,992,748)	—
Accrued liabilities	(657,681)	(1,011,032)	(3,414,198)	(65,627)
Billings in excess of cost and estimated earnings	(274,788)	—	—	(100,573)
Deferred taxes and other liabilities	—	(3,591,532)	—	—
Purchase price	$8,106,366	$11,993,236	$50,057,113	$4,497,141
Total, net of cash received	$8,095,307	$11,678,594	$50,057,113	$4,497,141
Total fair value of consideration	$8,106,366	$11,993,236	$50,057,113	$4,497,141
The allocations of the purchase price for the 2011 acquisitions of AEG, Ameresco Southwest and AIS are preliminary and based on management's current best estimates.
The results of the acquired companies since the dates of the acquisitions have been included in the Company's operations as presented in the accompanying consolidated statements of income and comprehensive income and consolidated statements of cash flows. The year-to-date revenue and pre-tax income (loss) of the acquisitions in 2011, following their corresponding

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition dates, are as follows:

	2011
	AEG	Ameresco Southwest	AIS
Revenue	$8,900,467	$27,809,363	$306,276
Pre-tax income (loss)	$663,258	$2,385,487	$(58,989)
The acquisition related information does not include any data related to the 2010 Quantum acquisition as this has been deemed immaterial to the Company. This supplemental unaudited pro forma information that follows has been prepared for informational purposes only and is intended to represent or be indicative of what would have occurred had the acquisitions been completed on January 1, 2010, and are not indicative of any future results. Financial information for the period prior to the dates of the acquisitions have been provided by the sellers for purposes of this unaudited pro forma presentation:

	Years Ended December 31,
	2010	2011
	(Unaudited)
Pro forma consolidated results:
Revenue	$720,431,788	$783,303,331
Income	$22,227,376	$32,090,265
Basic earnings per share	$0.86	$0.75
Diluted earnings per share	$0.54	$0.72
4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. Goodwill consisted of the following at December 31, 2010 and 2011:

	2010	Acquisitions	Foreign Currency Translation and Other Adjustments	2011
U.S. Federal	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	—	—	1,972,415
Other U.S. Regions	4,906,875	16,545,434	283,831	21,736,140
Canada	2,680,933	—	193,450	2,874,383
All Other	7,645,805	10,277,636	—	17,923,441
Total	$20,580,995	$26,823,070	$477,281	$47,881,346
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to ten

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

years, as defined by the nature of the respective intangible asset. The following table presents intangible asset balances included in total assets by segment. Intangible assets, net, consisted of the following at December 31, 2010 and 2011:

	2010	Acquisitions	Accumulated Amortization	2011
Other U.S. Regions:
Customer contracts	$—	$1,973,000	$(912,567)	$1,060,433
Customer relationships	—	3,257,000	(16,407)	3,240,593
Non-compete agreements	—	1,566,000	(172,425)	1,393,575
Technology	—	223,000	(22,418)	200,582
All Other:
Customer contracts	—	3,003,000	(451,876)	2,551,124
Customer relationships	—	2,074,000	(522)	2,073,478
Non-compete agreements	—	448,000	(49,778)	398,222
Technology	—	1,450,000	(63,494)	1,386,506
Trade names	—	486,000	(62,985)	423,015
Total	$—	$14,480,000	$(1,752,472)	$12,727,528
No amortization expense related to intangible assets was recorded for the years ended December 31, 2009 and 2010. Amortization expense for the year ended December 31, 2011 related to customer contracts was $1,364,443, and is included in energy efficiency expenses in the consolidated statements of income and comprehensive income. Amortization expense for the year ended December 31, 2011 related to customer relationships, non-compete agreements, technology and trade names was $388,029, and is included in general, administrative and other expenses in the consolidated statements of income and comprehensive income.
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2010 and 2011:

	2010	2011
Furniture and office equipment	$1,348,594	$2,057,452
Computer equipment and software costs	10,640,025	13,900,718
Leasehold improvements	1,344,056	1,535,232
Automobiles	529,627	603,543
Land	520,379	520,379
	14,382,681	18,617,324
Less - accumulated depreciation	(8,976,294)	(11,531,160)
Property and equipment, net	$5,406,387	$7,086,164

Depreciation expense on property and equipment for the years ended December 31, 2009, 2010 and 2011 was $1,372,885, $1,784,295 and $2,554,867, respectively, and is included in general, administrative and other expenses in the accompanying consolidated statements of income and comprehensive income.
6. PROJECT ASSETS
Project assets consisted of the following at December 31, 2010 and 2011:

	2010	2011
Project assets	$170,814,600	$213,564,483
Less - accumulated depreciation and amortization	(25,667,125)	(35,709,749)
Project assets, net	$145,147,475	$177,854,734

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2010 and 2011, the Company received $812,489 and $6,695,711, respectively, in grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the 2009 American Recovery and Reinvestment Act (the "Act"). The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $4,200,929 and $6,024,099 in the accompanying consolidated balance sheets at December 31, 2010 and 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Depreciation and amortization expense on the above project assets for the years ended December 31, 2009, 2010 and 2011 was $5,260,821, $9,634,891 and $9,701,399, respectively, and is included in direct expenses in the accompanying consolidated statements of income and comprehensive income.
7. UNCOMPLETED CONTRACTS
Costs, estimated earnings and related billings on uncompleted contracts at December 31, 2010 and 2011, respectively, are as follows:

	2010	2011
Cost incurred to date	$1,200,365,232	$1,647,328,123
Estimated earnings	239,094,360	343,455,309
	1,439,459,592	1,990,783,432
Less - billings to date	(1,431,459,061)	(1,948,515,268)
	$8,000,531	$42,268,164

Included in the accompanying consolidated balance sheets are the following at December 31, 2010 and 2011:

	2010	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,556,425	$69,251,022
Billings in excess of costs and estimated earnings on uncompleted contracts	(27,555,894)	(26,982,858)
	$8,000,531	$42,268,164

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. LONG-TERM DEBT
Long-term debt at December 31, 2010 and 2011 consisted of the following:

	2010	2011
Federal ESPC receivable financing	$159,562,066	$110,000,993
Revolving senior secured credit facility, due June 2016, interest at varying rates monthly in arrears	—	42,142,858
7.299% term note payable in quarterly installments through March 2013	3,031,000	1,874,000
8.673% term loan payable in quarterly installments through December 2015	4,350,000	3,405,649
6.345% term loan payable in quarterly installments through February 2021	2,749,234	2,580,069
6.345% term loan payable in quarterly installments through June 2024	12,514,349	12,089,604
Variable rate construction to term loan payable in quarterly installments through December 2024	24,177,591	22,405,384
6.500% term loan payable in monthly installments through October 2017	747,362	657,554
7.250% term loan payable in monthly installments through March 2021	—	5,199,779
6.110% term loan payable in monthly installments through September 2024	—	7,609,681
	207,131,602	207,965,571
Less - current maturities	4,722,118	11,563,983
Long-term debt	$202,409,484	$196,401,588

Aggregate maturities of long-term debt for the years ended December 31, are as follows:

2012	$11,563,983
2013	11,021,479
2014	10,249,787
2015	10,370,067
2016	23,328,346
Thereafter	141,431,909
$207,965,571

Federal ESPC Receivable Financing
Represents construction draws received during the construction or installation of certain energy savings equipment or facilities in association with agreements to sell long-term receivables arising from ESPCs related to the said equipment and facilities. These financings are with financial institutions and carry discount rates that vary by project ranging from 5.06% to 8.38%.
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
On June 30, 2011, the Company again amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company's prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company's option, if the lenders agree. The facility matures on June 30, 2016,

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2011, $5,000,000 was outstanding under the revolving credit facility and $37,142,858 was outstanding under the term loan. Payments on the term loan are due in quarterly installments of $1,428,571, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company's subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants and is secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. At December 31, 2011, the Company was in compliance with all financial covenants.
7.299% Term Loan
The Company has a term loan with a bank with an original principal amount of $10,000,000. The notes evidencing the loan bear interest at a rate of 7.299% per annum. The principal payments are due in semi-annual installments ranging from $597,000 to $638,500, plus interest, with remaining principal balances and unpaid interest due March 31, 2013. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. As of December 31, 2010 and 2011, $3,031,000 and $1,874,000, respectively, was outstanding under the term loan.
6.90% Term Loan
The Company had a construction and term loan with a bank with an original principal amount of $9,500,000. The notes evidencing the loan bore interest at a rate of 6.90% per annum. The principal payments were due in semi-annual installments, plus interest, with remaining principal balances and unpaid interest due September 30, 2014. In the event a payment was defaulted on, the payee had the option to accelerate payment terms and make due the remaining principal and accrued interest balance. In connection with the Company's initial public offering (see Note 11), the remaining balance of this loan, and an early termination fee, was paid in full during 2010.
8.673% Term Loan
The Company has a construction and term loan agreement with a finance company with a total commitment amount of $7,250,000. The notes evidencing the construction portion of the loan bear interest at a variable rate based on LIBOR. In February 2007, the Company converted the construction loan into a term loan in accordance with the loan agreement. The original balance of the term loan was equal to the commitment amount and bears interest at a fixed rate of 8.673% per annum. The principal payments are due in quarterly installments of $217,500, plus interest, with remaining principal balances and unpaid interest due December 31, 2015.
As of December 31, 2010 and 2011, $4,350,000 and $3,405,649, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
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
The first loan has an original balance of $3,239,734, and bears an interest rate of 6.345% per annum. The principal payments are due in semi-annual installments ranging from $82,984 to $131,562, plus interest, with the remaining principal and unpaid interest due February 26, 2021.
The second loan was originated on September 28, 2007. Prior to 2010, the Company had made draws as construction loans and had converted the construction loans into a term loan for a total term loan balance of $13,080,607. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The principal amounts are due in semi-annual installments ranging from $177,758 to $435,013, with principal and unpaid interest due on June 30, 2024.
As of December 31, 2010 and 2011, $15,263,583 and $14,669,673, respectively, was collectively outstanding under this facility.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Variable-Rate Construction and Term Loans
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited resource financing for certain of its landfill gas to energy projects. The total loan commitment under the agreement is $37,905,983, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,867,627. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,867,627. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The principal amounts are due in quarterly installments ranging from $302,763 to $555,925, after an initial payment of $2,424,302 paid on March 31, 2010, with principal and unpaid interest due on December 31, 2024. As of December 31, 2011, the outstanding balance under the term loan was $22,405,384.
6.500% Term Loan
The Company has a term loan agreement with a finance company with a total loan amount of $754,587. The note evidencing the loan bears interest at a fixed rate of 6.500% per annum. Principal and interest payments are due in monthly installments of $11,312, with the final payment being due October 1, 2017.
As of December 31, 2010 and 2011, $747,362 and $657,554, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
7.250% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25% per annum. The principal amounts are due in quarterly installments ranging from $103,754 to $141,384, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2011, $5,199,779 was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011 the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380,068. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest payments are due from November 1, 2011 to April 1, 2012. The principal amounts are due starting on May 1, 2012 in monthly installments ranging from $10,236 to $200,190, plus interest, with remaining principal balances and unpaid interest due April 1, 2027. At December 31, 2011, $7,609,681 was outstanding under the term loan.
9. SUBORDINATED DEBT
In connection with the organization of the Company, on May 17, 2000, the Board of Directors authorized the Company to issue a subordinated note to the Company's principal and controlling shareholder in the amount of $2,998,750. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinated to the Company's senior secured credit facility. The subordinated note was payable upon demand, subject to the subordination agreement described below. During 2010, in connection with the Company's initial public offering (see Note 11), the Company repaid in full the outstanding balance of the subordinated note. The Company incurred interest related to the subordinated note during the years ended December 31, 2009 and 2010, of $300,000 and $189,088, respectively.
In conjunction with the Company entering into a prior senior secured credit facility (see Note 8), the holder of the subordinated note entered into an Intercreditor Subordination Agreement. Under the agreement, the subordinated lender agreed that the payment of principal, interest and all other charges with respect to the subordinated note is expressly subordinated in right of payment to the prior payment and satisfaction in full of the revolving senior secured credit facility. The intercreditor subordination agreement allowed for the payment of interest on the subordinated note provided the Company was in compliance with all other covenants. When the debt was repaid in full, the intercreditor subordination agreement was terminated.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. INCOME TAXES
The components of domestic and foreign income before income taxes as of December 31, 2009, 2010 and 2011, are as follows:

	2009	2010	2011
Domestic	$22,702,229	$36,854,815	$44,569,161
Foreign	4,154,533	4,056,936	924,531
	$26,856,762	$40,911,751	$45,493,692

The income tax provision for the years ended December 31, 2009, 2010 and 2011 is as follows:

	2009	2010	2011
Current:
Federal	$(1,415,107)	$10,305,627	$(10,122,674)
State	548,246	1,640,500	(223,869)
Foreign	4,146,311	280,064	(277,157)
	3,279,450	12,226,191	(10,623,700)
Deferred:
Federal	7,095,001	(741,160)	18,724,198
State	587,252	(368,604)	1,826,239
Foreign	(4,012,089)	1,069,208	840,435
	3,670,164	(40,556)	21,390,872
	$6,949,614	$12,185,635	$10,767,172

The Company's deferred income tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities. Deferred income tax assets and liabilities at December 31, 2010 and 2011 consist of the following:

	2010	2011
Deferred income tax assets:
Compensation accruals	$2,230,154	$1,710,319
Reserves	2,974,387	2,296,691
Other accruals	2,251,753	541,408
Net operating losses	411,206	334,033
Interest rate swaps	1,426,162	2,601,154
Credits	614,578	3,434,973
Gross deferred income tax assets	9,908,240	10,918,578
Valuation allowance	—	(2,869,637)
Total deferred income tax assets	$9,908,240	$8,048,941
Deferred income tax liabilities:
Depreciation	$(9,044,625)	$(27,787,503)
Contract refinancing	(975,039)	(1,029,451)
Canada	(1,407,643)	(2,248,078)
Acquisition accounting	(586,492)	(480,341)
Total deferred income tax liabilities	(12,013,799)	(31,545,373)
Deferred income tax assets and liabilities, net	$(2,105,559)	$(23,496,432)

The Company recorded a valuation allowance in the amount of $2,869,637 related to the following items. The Company

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recorded a deferred tax asset relating to interest rate swaps in the amount of $2,601,154 as of December 31, 2011. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income.  Although the Company anticipates sufficient future taxable income, it is more likely than not, it will not be of the appropriate character to allow for the recognition of the future capital loss. The Company recorded a deferred tax asset relating to a state net operating loss of $268,483 at one of its subsidiaries. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.

The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The following is a reconciliation of the effective tax rates for 2009, 2010 and 2011:

	2009	2010	2011
Income before income tax	$26,856,762	$40,911,751	$45,493,692

Federal statutory tax expense	$9,399,917	$14,319,113	$15,922,792
State income taxes, net of federal benefit	1,259,719	1,271,896	1,602,370
Net state impact of deferred rate change	(997,011)	—	(259,339)
Meals and entertainment	88,798	99,128	115,629
Stock-based compensation expense	459,439	12,132	240,557
Energy efficiency preferences	(2,973,669)	(4,246,589)	(6,247,283)
Foreign items and rate differential	(413,467)	(70,656)	239,692
Other state benefits	(309,752)	—	—
Miscellaneous	435,640	800,611	(847,246)
	$6,949,614	$12,185,635	$10,767,172

	2009	2010	2011
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.7%	3.1%	3.5%
Net state impact of deferred rate change	(3.7)%	—%	(0.6)%
Meals and entertainment	0.3%	0.3%	0.3%
Stock-based compensation expense	1.7%	—%	0.5%
Energy efficiency preferences	(11.1)%	(10.4)%	(13.7)%
Foreign items and rate differential	(1.5)%	(0.2)%	0.5%
Other state benefits	(1.2)%	—%	—%
Miscellaneous	1.6%	2.0%	(1.8)%
	25.8%	29.8%	23.7%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2010 and 2011 is as follows:

	2010	2011
Balance, beginning of year	$4,400,000	$8,100,000
Additions for prior year tax positions	3,800,000	100,000
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	(100,000)	(6,800,000)
Balance, end of year	$8,100,000	$1,400,000
 At December 31, 2010 and 2011, the Company had approximately $8,100,000 and $1,400,000, respectively, of total gross

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unrecognized tax benefits. The current year reduction in unrecognized tax benefits relates primarily to a change in accounting method which qualified for automatic consent. Of the total gross unrecognized tax benefits as of December 31, 2010 and 2011, $1,800,000 and $600,000, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2011 the Company had Federal and state net operating loss carryforwards of approximately $21,100,000 and $8,900,000, respectively, which will expire from 2014 through 2031. The portion of the Federal and state net operating loss relating to excess stock option deductions are approximately $20,900,000 and $8,900,000 respectively, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.

The tax years 2007 through 2011 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
11. STOCKHOLDERS EQUITY
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
During 2010, as a part of the reclassification described below, all shares of Common Stock, including treasury shares, were reclassified as shares of Class A common stock. No shares of Common Stock remained authorized or outstanding after the reclassification.
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
The Company was not permitted to declare or pay any cash dividends on shares of Common Stock until the holders of shares of Series A Preferred Stock had first received a cash dividend on each outstanding share of Series A Preferred Stock in an amount at least equal to the product of the per share amount and the whole number of common shares into which such shares of Series A Preferred Stock were then convertible. Additionally, all Series A Preferred Stock holders received preferential treatment in the event of the liquidation or dissolution of the Company. During the year ended December 31, 2002, 10,000 shares of Series A Preferred Stock were converted into 30,000 shares of Common Stock and repurchased by the Company. These shares had been recorded, at cost, as treasury stock in the accompanying consolidated statements of changes in stockholders' equity. Dividends were not declared in 2009 or 2010.
During 2010, as a part of the stock split and reclassification described below, all shares of Series A Preferred Stock were reclassified into shares of Class A common stock or Class B common stock. No shares of Series A Preferred Stock remained authorized or outstanding after the reclassification.
Share Repurchases
During 2009, the Company repurchased 144,500 shares of Common Stock from an employee at $6.055 per share, or a total net price of $874,948. During 2010, the Company repurchased 117,400 shares of Common Stock from employees at $6.55 per share, or a total net price of $768,970. The repurchased shares are recorded as treasury stock in the accompanying consolidated balance sheets for 2010 and 2011.
Warrants
As part of a previous financing agreement, the Company issued warrants to acquire 2,000,000 and 1,600,000 shares of

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. During 2008, the Company repurchased 3,194,714 of these warrants at an average price of $2.505 per share, for a total price of approximately $8,000,000. The Company recorded this transaction in additional paid-in capital and it is reflected in the accompanying consolidated statements of changes in stockholders' equity for 2009. In June 2010, the Company issued 405,286 shares of Common Stock upon the exercise of these warrants at an exercise price of $0.005 per share, and no warrants to purchase shares of the Company’s Common Stock remain outstanding.
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
All common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the two-for-one stock split of the Common Stock effected on July 20, 2010.  A At December 31, 2011 the Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.
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
12. STOCK INCENTIVE PLAN
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and authorized the Company to reserve 12,000,000 shares of common stock for issuance under the 2000 Plan. Between 2001 and 2009, the Company’s Board of Directors authorized the Company to reserve a total of 16,500,000 additional shares of common stock for issuance under the 2000 Plan, bringing the total number of shares of common stock reserved under the 2000 Plan to 28,500,000. The 2000 Plan provides for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted stock awards under the 2000 Plan.
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2010, no stock options had been granted under the 2010 Plan. During the year ended December 31, 2011, the Company granted options to purchase 257,500 shares of Class A common stock under the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2010 Plan. The options were granted at a weighted average exercise price of $12.52 per share.
Grants of Restricted Shares
In October 2006, the Company issued 2,000,000 shares of restricted stock to the Company’s principal and controlling shareholder under the 2000 Plan as consideration for providing an indemnification to the Company’s surety provider (see Note 16). The shares vested entirely upon the date three years from the date of grant. The stock was issued when the fair value was estimated to be $3.41 per share. The Company recorded an expense of $1,856,036 in 2009 related to this award. No expense was recorded for the years ended December 31, 2010 and 2011. This award vested in full in October 2009.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2011, 9,742,500 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	10,735,500	$2.030
Granted	862,000	6.055
Exercised	(1,738,000)	(0.505)
Forfeited	(409,300)	(2.020)
Outstanding at December 31, 2009	9,450,200	2.680
Granted	856,000	13.045
Exercised	(1,801,906)	1.484
Forfeited	(230,294)	2.074
Outstanding at December 31, 2010	8,274,000	4.177
Granted (1)	257,500	12.520
Exercised	(2,790,188)	2.305
Forfeited	(316,700)	10.787
Outstanding at December 31, 2011	5,424,612	$5.151
Options exercisable at December 31, 2011	3,896,512	$3.773
Expected to vest at December 31, 2011	1,403,404	$8.958
Options exercisable at December 31, 2010	6,066,750	$2.956

(1) Grants are related to the 2010 Plan.
The weighted-average remaining contractual life of options expected to vest at December 31, 2011 was 4.19 years. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $18,213,570, $19,947,860 and $31,757,430, respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding at December 31, 2011:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Term	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$0.875	293,850	0.62	$0.875	293,850	$0.875
2000 Plan	1.500	20,000	1.08	1.500	20,000	1.500
2000 Plan	1.750	199,899	1.53	1.750	199,899	1.750
2000 Plan	1.875	112,500	1.79	1.875	112,500	1.875
2000 Plan	2.750	657,281	2.55	2.750	651,281	2.750
2000 Plan	3.000	50,500	3.07	3.000	50,500	3.000
2000 Plan	3.250	708,279	1.57	3.250	708,279	3.250
2000 Plan	3.410	1,007,400	1.54	3.410	867,400	3.410
2000 Plan	4.220	513,853	2.20	4.220	344,353	4.220
2000 Plan	6.055	997,550	3.97	6.055	466,650	6.055
2010 Plan	10.950	140,000	6.00	10.950	—	10.950
2010 Plan	11.630	28,812	6.42	11.630	—	11.630
2000 Plan	13.045	606,000	4.68	13.045	181,800	13.045
2010 Plan	14.810	60,000	5.91	14.810	—	14.810
2010 Plan	16.290	28,688	5.57	16.290	—	16.290
		5,424,612			3,896,512

During the year ended December 31, 2011, a total of 2,790,188 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.305 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2009, 2010 and 2011 was $874,760, $2,674,764 and $6,407,804, respectively.
Under the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting at the end of the first year and five percent vesting every three months beginning one year after the grant date. During 2011, the Company began awarding options generally providing for vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise vested options or they are forfeited.
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2009, 2010 and 2011:

Years Ended December 31,
	2009	2010	2011
Future dividends	$ -	$ -	$ -
Risk-free interest rate	2.00-2.94%	2.59-3.11%	1.35-2.58%
Expected volatility	57%-59%	57%-59%	32%-33%
Expected life	6.5 years	6.5 years	6.0-6.5 years

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The weighted-average fair value of stock options granted during the years ended December 31, 2009, 2010 and 2011, under the Black-Scholes option pricing model was $7.19, $7.57 and $5.59, respectively, per share. For the years ended December 31, 2009, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $1,312,685, $2,498,660 and $2,865,706, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income and comprehensive income based on the salaries and work assignments of the employees holding the options. As of December 31, 2011, there was approximately $7,090,544 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.24 years.
13. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $2,238,373, $2,597,135 and $2,859,197 for the years ended December 31, 2009, 2010 and 2011, respectively.
14. COMMITMENTS AND CONTINGENCIES
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2017. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2009, 2010 and 2011 was approximately $3,328,646, $3,720,349 and $4,286,991, respectively.
The Company's lease obligations under operating leases are as follows:

Operating Leases
Years ended December 31,
2012	$3,235,435
2013	2,302,707
2014	1,294,005
2015	1,196,251
2016	927,524
Thereafter	263,916
Total minimum lease payments	$9,219,838
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company's expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $4.0 million outstanding with the customer as of December 31, 2011. As of December 31, 2011, the Company has not recognized any revenue or profit associated with these claims.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Quantum in the third quarter of 2010 (see Note 3), certain individuals are eligible to receive additional compensation. Total potential additional compensation is up to $1,150,000 and is recognized as compensation expense as earned.
Related to the Company's acquisition of AEG in the third quarter of 2011 (see Note 3), the former stockholders of AEG, who are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones.
15. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2010 and 2011 and revenues from sales to unaffiliated customers for the years ended December 31, 2009, 2010 and 2011 between those in the United States and those in other locations, are as follows:

	2010	2011
Assets:
United States	$512,290,125	$576,695,791
Canada	72,012,318	68,321,537
Other	104,896	580,139
	$584,407,339	$645,597,467

	2009	2010	2011
Revenue:
United States	$341,607,504	$514,372,208	$615,583,995
Canada	83,632,845	101,870,281	110,594,062
Other	3,276,240	1,984,170	2,022,261
	$428,516,589	$618,226,659	$728,200,318

16. RELATED PARTY TRANSACTIONS
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock options to the principal and controlling shareholder under the 2000 Stock Incentive Plan as compensation for providing the personal indemnification.
During 2010, in connection with the initial public offering (see Note 11), the limited personal indemnification provided by the Company's principal and controlling shareholder was removed.
17. OTHER INCOME (EXPENSES), NET
Other income (expenses), net, consisted of the following items at December 31, 2009, 2010 and 2011:

	2009	2010	2011
Gain realized from derivative	$2,493,980	$—	$—
Unrealized gain (loss) from derivatives	2,263,802	(133,591)	—
Interest expense, net of interest income	(2,993,250)	(4,380,183)	(4,130,350)
Amortization of deferred financing fees	(201,622)	(566,772)	(1,061,782)
	$1,562,910	$(5,080,546)	$(5,192,132)
During 2009, the Company purchased an interest rate cap from a major bank to mitigate effects of rising interest rates on a fixed rate customer contract for approximately $2,200,000. The Company terminated the agreement in 2009 and realized a gain of approximately $2,500,000. The Company did not designate this derivative as a cash flow hedge; therefore hedge accounting was not applied.
18. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2010 and 2011:

		Fair Value as of December 31,
	Level	2010	2011
Liabilities:
Interest rate swap instruments	2	$3,632,238	$6,711,961
Contingent consideration	3	1,082,464	2,734,464
Total liabilities		$4,714,702	$9,446,425

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
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the years ended December 31, 2009, 2010 and 2011.
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2010 and 2011, the following table presents information about the fair value amounts of the Company's derivative instruments:

	Liability Derivatives as of December 31,
	2010		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,632,238	Other liabilities	$6,711,961
 There were no derivatives not designated as hedging instruments for the years ended December 31, 2010 and 2011.
The following table presents information about the effects of the Company's derivative instruments on the consolidated statements of income and comprehensive income:

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Years Ended December 31,
	Income on Derivative	2009	2010	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Interest (expense)	$2,263,802	$(133,591)	$—
Interest rate cap	Interest (expense)	$2,493,980	$—	$—

	As of December 31, 2011
	Loss Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$3,079,725	$1,956,921

20. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the years ended December 31, 2009, 2010 and 2011 unallocated corporate expenses were $25,090,295, $30,721,689 and $39,477,839, respectively. Income before taxes and unallocated corporate expenses for all other in December 31, 2009, 2010 and 2011 was $21,318,368, $9,875,322 and $11,026,273, respectively. The accounting policies are the same as those described in the summary of significant accounting policies. See Note 2.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's business segments had the following operational results for the years ended December 31, 2011, 2010 and 2009:
Ameresco, Inc. and Subsidiaries
Fiscal 2011
 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$145,198,722	$86,376,323	$268,211,318	$106,530,807	$121,883,148	$728,200,318
Interest income	$—	$—	$—	$5,615	$70,657	$76,272
Interest expense	$—	$—	$—	$118,315	$4,088,307	$4,206,622
Depreciation and amortization of intangible assets	$225,620	$18,665	$—	$835,739	$12,928,714	$14,008,738
Income (loss) before taxes	$19,251,538	$5,643,073	$47,074,233	$1,976,414	$(28,451,566)	$45,493,692
Total assets	$150,408,837	$15,035,157	$273,751,371	$68,321,537	$138,080,565	$645,597,467
Capital expenditures	$215,021	$17,939	$3,202,706	$3,776,141	$38,000,332	$45,212,139
Ameresco, Inc. and Subsidiaries
Fiscal 2010
 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$177,522,351	$100,327,256	$142,456,529	$101,408,237	$96,512,286	$618,226,659
Interest income	$—	$—	$—	$33,195	$397,805	$431,000
Interest expense	$—	$—	$—	$2,686	$4,942,083	$4,944,769
Depreciation	$181,174	$8,733	$—	$492,174	$10,737,105	$11,419,186
Income (loss) before taxes	$21,443,966	$10,378,682	$25,582,985	$4,352,485	$(20,846,367)	$40,911,751
Total assets	$210,456,641	$26,338,559	$122,524,864	$72,012,318	$151,118,591	$582,450,973
Capital expenditures	$672,617	$68,097	$1,606,508	$10,277,279	$27,002,027	$39,626,528
Ameresco, Inc. and Subsidiaries
Fiscal 2009
 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$87,579,580	$88,067,983	$77,828,302	$83,632,845	$91,407,879	$428,516,589
Interest income	$—	$—	$—	$23,511	$74,439	$97,950
Interest expense	$—	$—	$—	$—	$(1,464,960)	$(1,464,960)
Depreciation	$91,884	$17,900	$—	$254,110	$6,269,796	$6,633,690
Income (loss) before taxes	$11,276,053	$10,121,160	$5,076,943	$4,154,533	$(3,771,927)	$26,856,762
Total assets	$66,104,336	$25,501,159	$109,502,883	$52,945,352	$121,490,878	$375,544,608
Capital expenditures	$113,515	$8,528	$780,576	$914,980	$19,821,998	$21,639,597

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. SUBSEQUENT EVENTS
In March 2012, the Company received $2,551,766 in additional grant awards from the U.S. Treasury Department under Section 1603 of the Act. See Note 6 for more information on the Act.
The Company has evaluated subsequent events through the date of this filing. Except as disclosed above, there were no other subsequent events to report.
22. UNAUDITED QUARTERLY INFORMATION
The following tables set forth selected unaudited condensed consolidated statement of operations data for each of the eight quarters ended December 31, 2011. Operating results for any quarter are not necessarily indicative of results for any future period.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, in thousands, except share and per share data)
Net revenues	$146,420	$165,482	$227,804	$188,494
Direct expenses	118,437	133,330	187,948	153,439
Operating expenses	19,680	18,794	23,447	22,439
Total expenses	138,117	152,124	211,395	175,878
Operating income	8,303	13,358	16,409	12,616
Other expenses, net	(900)	(989)	(1,360)	(1,943)
Income before provision for income taxes	7,403	12,369	15,049	10,673
Income tax provision	(2,115)	(3,537)	(2,690)	(2,425)
Net income	$5,288	$8,832	$12,359	$8,248
Net income per share attributable to common shareholders:
Basic	$0.13	$0.21	$0.29	$0.19
Diluted	$0.12	$0.19	$0.27	$0.18
Weighted average common shares outstanding:
Basic	41,322,276	42,367,242	43,116,861	43,514,982
Diluted	45,823,090	45,907,748	46,308,032	45,554,558

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, in thousands, except share and per share data)
Net revenues	$105,629	$141,355	$191,901	$179,342
Direct expenses	87,230	115,201	157,021	148,073
Operating expenses	15,836	14,140	15,967	18,766
Total expenses	103,066	129,341	172,988	166,839
Operating income	2,563	12,014	18,913	12,503
Other expenses, net	(856)	(1,217)	(2,010)	(998)
Income before provision for income taxes	1,707	10,797	16,903	11,505
Income tax provision	(429)	(3,089)	(4,862)	(3,805)
Net income	$1,278	$7,708	$12,041	$7,700
Net income per share attributable to common shareholders:
Basic	$0.10	$0.56	$0.35	$0.19
Diluted	$0.03	$0.20	$0.28	$0.17
Weighted average common shares outstanding:
Basic	13,282,284	13,742,472	34,434,352	41,086,998
Diluted	36,587,847	38,412,419	43,445,391	46,147,728

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameresco, Inc and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 15, 2012 expressed an opinion that Ameresco, Inc. and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ McGladrey & Pullen, LLP
Boston, MA
March 15, 2012
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries
We have audited Ameresco, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Ameresco, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Applied Energy Group (AEG), APS Energy Services, Inc. (APS) and Energy and Power Solutions, Inc. (EPS) from its assessment of internal control over financial reporting as of December 31, 2011, because they were acquired by the Company in purchase business combinations during the third and fourth quarter of the year ended December 31, 2011. AEG's total assets and total revenues represented less than 4% and 2%, respectively, Ameresco Southwest's total assets and total revenues represented less than 8% and 4%, respectively, and the acquired businesses of EPS's total assets and total revenues represented less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. As of December 31, 2011, the Company did not have sufficient personnel in place for an adequate amount of time nor did they have effectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012 on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ameresco, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Ameresco, Inc. and Subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Boston, MA
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries:
We have audited the accompanying consolidated statements of income and comprehensive income, cash flows and changes in common stockholders' equity for the year ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ Caturano and Company, P.C.
Boston, Massachusetts
July 20, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
Management's Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management excluded AEG, Ameresco Southwest and the businesses acquired from EPS from its assessment of internal control over financial reporting as of December 31, 2011 because each was acquired by us in purchase business combination during the third (in the cases of AEG and Ameresco Southwest) and fourth (in the case of the businesses acquired from EPS) quarters of 2011. AEG's total assets and total revenues represented less than 4% and 2%, respectively, Ameresco Southwest's total assets and total revenues represented less than 8% and 4%, respectively, and the acquired businesses of EPS's total assets and total revenues represented less than 1% and 1%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2011.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As of December 31, 2011, we identified a material weakness in our internal control over financial reporting because we did not have sufficient personnel in place for an adequate amount of time or effectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.
As a result of the material weakness described above, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Material Weakness Discussion and Remediation
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, we identified a material weakness in our internal control over financial reporting. In 2009 and for most of 2010, we did not have personnel with an appropriate level of knowledge, experience and training in the selection, application and implementation of GAAP as it relates to certain complex accounting issues, income taxes and SEC financial reporting requirements; and further we did not have certain personnel in place for the appropriate amount of time and lacked certain other personnel to ensure adequate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments in a timely fashion. In connection with our fiscal 2011 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.
We implemented the following changes in our internal control over financial reporting during the period from the fourth quarter of 2010 through the end of 2011 that contributed to partially remediating the previously disclosed and continuing material weaknesses described above:

•	as previously disclosed, we hired directors of taxation and SEC reporting, each of whom has been with us for more than one year;

•	we increased the oversight responsibilities and operating authority of, and our expectations for, the position of controller and hired a new vice president to fill that expanded role;

•	we hired a business systems analyst and additional staff accountants;

•	we make greater use of independent third party consultants to assist with certain complex or unusual accounting issues; and

•	we automated several of our processes, which has contributed to enhancing the timeliness of our closing process.
However, the additional staff accountants were hired in the second half of 2011 and require additional time and training to learn our business and operating processes and procedures. Moreover, we may find it beneficial to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. If we choose to do so, we may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. In addition, we continue to automate our processes and upgrade and enhance financial reporting systems, which are contributing to enhancing the timeliness of our closing process. For the near-term future, until our personnel are familiar with our business and reporting structure, as well as our upgraded and enhanced financial reporting system, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected. See “We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' and customers' views of us,” in Item 1A, Risk Factors of this Annual Report on Form 10-K.
We expect that our remediation efforts will continue throughout fiscal year 2012. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and upgrade or enhance existing internal controls as our business grows.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2012 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2012 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2011:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,424,612	$5.151	9,742,500
Equity compensation plans not approved by security holders	—	$—	—
Total	5,424,612	$5.151	9,742,500

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2011, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2012 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2012 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2012 annual meeting of stockholders.
PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Consolidated Financial Statements.
The following consolidated financial statements of Ameresco, Inc. are filed in Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.
Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.
(3) Exhibits.
The exhibits filed or furnished with this report or that are incorporated herein by reference are set forth in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: March 15, 2012	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012
George P. Sakellaris
/s/ Andrew B. Spence	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
Andrew B. Spence
/s/ David J. Anderson	Director	March 15, 2012
David J. Anderson
/s/ David J. Corrsin	Director	March 15, 2012
David J. Corrsin
/s/ William M. Bulger	Director	March 15, 2012
William M. Bulger
/s/ Douglas I. Foy	Director	March 15, 2012
Douglas I. Foy
/s/ Michael E. Jesanis	Director	March 15, 2012
Michael E. Jesanis
/s/ Joseph W. Sutton	Director	March 15, 2012
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 15, 2012
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
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

10.1.6*	Fifth Amendment to Lease dated August 31, 2011 by and between RREEF America REIT III-Z1 LLC and Ameresco, Inc.
10.2.1*
Second Amended and Restated Credit and Security Agreement dated June 30, 2011 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2011 and filed with the Commission on July 7, 2011 (file no. 011-34811) and incorporated herein by reference.

10.2.2
Amendment No. 1 to Second Amended and Restated Credit and Security Agreement dated November 4, 2011 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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

10.5.6+
Employment Agreement dated as of June 4, 2010 between Ameresco, Inc. and Michael T. Bakas. Filed as Exhibit 10.23 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

10.6.1+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 31, 2011 (file no. 011-34811) and incorporated herein by reference.

10.6.2+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 31, 2011 (file no. 011-34811) and incorporated herein by reference.

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

Exhibit Number	Description
21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of McGladrey & Pullen, LLP.
23.2*	Consent of Caturano & Company, Inc.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.