Form 10-Q
period 2012-03-31
Ameresco, Inc.
filed 2012-05-10
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 4, 2012
Class A Common Stock, $0.0001 par value per share	26,491,908
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,277,366	$38,435,362
Restricted cash	12,372,356	12,587,427
Accounts receivable, net	109,296,773	84,952,455
Accounts receivable retainage	26,089,216	20,539,058
Costs and estimated earnings in excess of billings	69,251,022	51,524,518
Inventory, net	8,635,633	8,776,498
Prepaid expenses and other current assets	8,992,963	6,183,681
Income tax receivable	9,662,771	10,287,965
Deferred income taxes	6,456,671	6,456,671
Project development costs	6,027,689	6,860,433
Total current assets	283,062,460	246,604,068
Federal ESPC receivable	110,212,186	124,282,323
Property and equipment, net	7,086,164	7,695,397
Project assets, net	177,854,734	181,531,005
Deferred financing fees, net	2,994,692	2,881,730
Goodwill	47,881,346	47,922,855
Intangible assets, net	12,727,528	11,071,284
Other assets	3,778,357	3,989,931
	362,535,007	379,374,525
	$645,597,467	$625,978,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,563,983	$12,370,976
Accounts payable	93,506,089	71,419,981
Accrued expenses and other current liabilities	8,917,723	10,755,461
Book overdraft	7,297,122	—
Billings in excess of cost and estimated earnings	26,982,858	27,947,000
Total current liabilities	148,267,775	122,493,418
Long-term debt, less current portion	196,401,588	197,284,536
Deferred income taxes	29,953,103	29,402,775
Deferred grant income	6,024,099	5,938,793
Other liabilities	28,529,867	28,138,625
	$260,908,657	$260,764,729
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,	March 31,
	2011	2012
		(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and March 31, 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,713,837 shares issued and 25,880,553 outstanding at December 31, 2011, 31,251,858 shares issued and 26,418,574 outstanding at March 31, 2012	3,071	3,125
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and March 31, 2012	1,800	1,800
Additional paid-in capital	86,067,852	89,115,280
Retained earnings	161,335,621	162,840,919
Accumulated other comprehensive loss	(1,868,352)	(129,421)
Minority interest	63,614	71,314
Less — treasury stock, at cost, 4,833,284 shares, respectively	(9,182,571)	(9,182,571)
Total stockholders’ equity	236,421,035	242,720,446
	$645,597,467	$625,978,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2012
	(Unaudited)

Energy efficiency revenue	$106,193,265	$113,382,670
Renewable energy revenue	40,226,504	33,190,699
	146,419,769	146,573,369
Direct expenses:
Energy efficiency expenses	86,361,423	89,619,775
Renewable energy expenses	32,075,313	27,729,784
	118,436,736	117,349,559
Gross profit	27,983,033	29,223,810
Operating expenses:
Salaries and benefits	10,084,732	14,369,212
Project development costs	4,401,577	4,216,352
General, administrative and other	5,193,334	7,213,456
	19,679,643	25,799,020
Operating income	8,303,390	3,424,790
Other expenses, net (Note 9)	(900,437)	(1,337,605)
Income before provision for income taxes	7,402,953	2,087,185
Income tax provision	(2,114,668)	(581,887)
Net income	$5,288,285	$1,505,298
Net income per share attributable to common shareholders:
Basic	$0.13	$0.03
Diluted	$0.12	$0.03
Weighted average common shares outstanding:
Basic	41,322,276	44,145,093
Diluted	45,823,090	46,128,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
Net income	$5,288,285	$1,505,298
Other comprehensive income (loss):
Unrealized gain from interest rate hedge, net of tax	239,848	1,208,334
Foreign currency translation adjustment	755,398	530,597
Total other comprehensive income	995,246	1,738,931
Comprehensive income	$6,283,531	$3,244,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

												Accumulated
	Series A Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Minority	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
Balance, December 31, 2011	—	$—	18,000,000	$1,800	30,713,837	$3,071	$86,067,852	$161,335,621	4,833,284	$(9,182,571)	$63,614	$(1,868,352)	$236,421,035
Exercise of stock options	—	—	—	—	538,021	54	1,063,378	—	—	—	—	—	1,063,432
Stock-based compensation expense, including excess tax benefits of $1,202,597	—	—	—	—	—	—	1,984,050	—	—	—	—	—	1,984,050
Changes in minority interest in foreign subsidiary	—	—	—	—	—	—	—	—	—	—	7,700	—	7,700
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	530,597	530,597
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	1,208,334	1,208,334
Net income	—	—	—	—	—	—	—	1,505,298	—	—	—	—	1,505,298
Balance, March 31, 2012	—	$—	18,000,000	$1,800	31,251,858	$3,125	$89,115,280	$162,840,919	4,833,284	$(9,182,571)	$71,314	$(129,421)	$242,720,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$5,288,285	$1,505,298
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of project assets	2,210,612	2,605,030
Depreciation of property and equipment	471,789	677,973
Amortization of deferred financing fees	110,833	133,287
Amortization of intangible assets	—	1,656,244
Provision for bad debts	24,186	53,636
Stock-based compensation expense	859,050	781,453
Deferred income taxes	2,692,134	(550,328)
Excess tax benefits from stock-based compensation arrangements	(391,297)	(1,202,597)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	40,912,909	10,082,814
Accounts receivable	(7,620,850)	24,537,183
Accounts receivable retainage	1,439,552	5,692,808
Federal ESPC receivable	(36,506,536)	(14,070,137)
Inventory	(1,633,214)	(140,865)
Costs and estimated earnings in excess of billings	(6,143,202)	17,780,552
Prepaid expenses and other current assets	(21,209)	2,825,403
Project development costs	921,076	(831,959)
Other assets	619,317	(174,600)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(23,204,150)	(20,527,498)
Billings in excess of cost and estimated earnings	(4,546,509)	897,751
Other liabilities	4,342,540	870,642
Income taxes payable	(5,446,587)	606,671
Net cash (used in) provided by operating activities	(25,621,271)	33,208,761
Cash flows from investing activities:
Purchases of property and equipment	(895,230)	(1,276,533)
Purchases of project assets	(6,591,203)	(10,002,946)
Grant awards and rebates received on project assets	6,695,711	3,838,766
Net cash used in investing activities	$(790,722)	$(7,440,713)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$391,297	$1,202,597
Book overdraft	—	(7,297,122)
Payments of financing fees	(50,589)	(20,325)
Proceeds from exercises of options	1,416,091	1,063,432
Proceeds from (payments on) senior secured credit facility	5,000,000	(6,428,571)
Proceeds from long-term debt financing	5,500,089	—
Minority interest	—	7,700
Restricted cash	(587,567)	(1,430,592)
Payments on long-term debt	(911,878)	(807,464)
Net cash provided by (used in) financing activities	10,757,443	(13,710,345)
Effect of exchange rate changes on cash	313,165	100,293
Net (decrease) increase in cash and cash equivalents	(15,341,385)	12,157,996
Cash and cash equivalents, beginning of year	44,691,021	26,277,366
Cash and cash equivalents, end of period	$29,349,636	$38,435,362
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$471,352	$725,845
Income taxes	$3,254,600	$25,712
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
The condensed consolidated financial statements as of December 31, 2011 and March 31, 2012, and for the three months ended March 31, 2011 and 2012, include the accounts of Ameresco Inc., its wholly-owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2011 and 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ameresco, Inc., its wholly-owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within stockholders' equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management's estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long-lived assets, income taxes and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
A book overdraft, representing certain checks issued in the normal course of business on a disbursement bank account but not yet paid by that bank, totaled $7,297,122 as of December 31, 2011. GAAP requires that the book overdraft be classified as a current liability on the accompanying condensed consolidated balance sheet. The book overdraft was funded through normal collections of funds or transfers from bank balances at other financial institutions, or from draws under the Company's revolving line of credit. Under the terms of the senior secured credit facility with the bank, the respective financial institution is not legally obligated to honor the book overdraft balance as of December 31, 2011, or such balances on any given date.
There were no book overdrafts as of March 31, 2012.
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the three months ended March 31, 2011 and 2012 are as follows:

	Three Months Ended March 31,
	2011	2012
Allowance for doubtful accounts, beginning of period	$1,677,278	$1,135,391
Charges to costs and expenses	24,186	53,636
Account write-offs and other	(30,475)	45,246
Allowance for doubtful accounts, end of period	$1,670,989	$1,234,273
At December 31, 2011 and March 31, 2012, no customer accounted for more than 10% of the Company's total accounts receivable.
During the three months ended March 31, 2011, one customer accounted for approximately 11.5% of the Company's total revenue. During the three months ended March 31, 2012, no customer accounted for more than 10% of the Company's total revenue.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company's consolidated financial statements.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2012 was $52,574. No interest was capitalized for the three months ended March 31, 2011.
Routine maintenance costs are expensed in the current year's condensed consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of income.
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
From time to time, the Company applies for and receives grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the "Act"). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company received $6,695,711 and $2,551,766 in Section 1603 grants during the three months ended March 31, 2011 and 2012, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,024,099 and $5,938,793 in the accompanying condensed consolidated balance sheets at December 31, 2011 and March 31, 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying condensed consolidated statements of cash flows. The Company received a rebate of $1,287,000 during the three months ended March 31, 2012. No rebates were received during the three months ended March 31, 2011.

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
During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of each of Applied Energy Group ("AEG") and APS Energy Services, Inc. (now known as "Ameresco Southwest"). During the fourth quarter of 2011, the Company entered into an asset purchase agreement to acquire the xChangePoint® and energy projects businesses of Energy and Power Solutions, Inc. ("EPS") (now known as "Ameresco Intelligent Systems", or "AIS"). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of AEG resulted in the Company recording goodwill totaling $8,728,169. For the acquisition of Ameresco Southwest, the Company recorded goodwill of $16,545,434. For the acquisition of AIS, the Company recorded goodwill of $1,549,467. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to ten years from their respective acquisition dates. See Notes 3 and 4 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income. As of December 31, 2011 and

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

March 31, 2012, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of interest rate swaps and deferred compensation relating to the 2010 and July 2011 acquisitions . See Notes 3 and 7 for additional disclosures.
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
At December 31, 2011 and March 31, 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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
Direct Expenses
Direct expenses include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts and, if applicable, costs of procuring financing. A majority of the Company's contracts have fixed price terms; however, in some cases the Company negotiates protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
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
Foreign Currency Translation
The local currency of the Company's foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency translation gains and losses are reported in the condensed consolidated statements of income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, book overdrafts, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, book overdrafts, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 11 for fair value measurement of interest rate swaps.
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
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation that the Company would pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management's expectations. Because there was no public market for the Company's common stock prior to the Company's initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly-traded peer companies, and it is expected that

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

the Company will continue to use this methodology until such time as there is adequate historical data regarding the volatility of the Company's publicly-traded stock price.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2011 or during the three months ended March 31, 2012.
Fair Value Measurements
The Company follows the guidance related to fair value measurements for all of its non-financial assets and non-financial liabilities, except for those recognized at fair value in the financial statements at least annually. These assets include goodwill and long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities initially measured at fair value in a business combination.
The Company's financial instruments include cash and cash equivalents, book overdrafts, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, book overdrafts, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2012, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $1,880,268. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
A portion of the Company's project financing includes two projects that each utilize an interest rate swap instrument. During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover initial notional amounts of $13,080,607 and $3,256,395, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in September 2023 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

hedges until April 1, 2010. Since April 2010, they have been designated as hedges. Accordingly, the Company recognized the change in fair value of these derivatives in the condensed consolidated statements of income prior to April 1, 2010, and in the condensed consolidated statements of comprehensive income thereafter. Cash flows from derivative instruments were reported as operating activities in the condensed consolidated statements of cash flows.
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
In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $38,571,429 variable rate note at a fixed interest rate of 1.965% and expires in June 2016.
See Note 11 for additional information on the Company's derivative instruments.
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

	Three Months Ended March 31,
	2011	2012
Basic and diluted net income	$5,288,285	$1,505,298
Basic weighted-average shares outstanding	41,322,276	44,145,093
Effect of dilutive securities:
Preferred stock	—	—
Stock options	4,500,814	1,983,324
Diluted weighted-average shares outstanding	45,823,090	46,128,417

For the three months ended March 31, 2011 and 2012, 28,688 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares as the effect would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended March 31, 2011 and 2012, unallocated corporate expenses were $9,696,178 and $12,658,134, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended March 31, 2011 and 2012, was $4,071,183 and $4,016,366, respectively. See Note 12 for additional disclosures.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In August 2010, the Company acquired Quantum Engineering and Development Inc. ("Quantum") for an initial cash payment of $6,150,000. During April 2011, the Company made an additional payment of $1,956,366 in accordance with certain provisions of the stock purchase agreement with the former shareholders of Quantum. The payment has been reflected retrospectively as additional goodwill in the accompanying condensed consolidated balance sheets in accordance with ASC 805, Business Combinations.
In July 2011, the Company acquired all of the outstanding capital stock of AEG for an initial cash payment of $11,993,236. The Company deposited $1,000,000 of the purchase price with a third-party escrow agent as security for the selling stockholders' indemnification obligations under the terms of the acquisition agreement. The former stockholders of AEG, all of whom are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. The fair value of the additional consideration is estimated to be $1,652,000, and is included in other liabilities in the purchase allocation table below.
In August 2011, the Company acquired Ameresco Southwest (then known as APS Energy Services, Inc.) from Pinnacle West Capital Corporation. The Company made a cash payment of $50,057,113 to acquire all of the outstanding stock of Ameresco Southwest.
In December 2011, the Company's wholly owned subsidiary AIS acquired the xChange Point® and energy projects businesses, including automated demand response, from EPS. The Company made an initial cash payment of $4,497,141 to acquire these assets. The purchase price is subject to post-closing adjustments for pro-ration of certain revenue and expense items and for certain indemnity obligations of EPS. The Company deposited approximately $900,000 of the initial cash payment with a third-party escrow agent as security for these matters.
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

	2011
	AEG	Ameresco Southwest	AIS
Cash	$314,642	$—	$—
Accounts receivable	4,138,015	14,149,703	—
Costs and estimated earnings in excess of billings	—	11,269,294	163,340
Inventory	—	—	47,193
Prepaid expenses and other current assets	62,345	33,329	—
Project development costs	—	—	130,044
Property and equipment and project assets	7,301	6,447,299	216,297
Goodwill	8,728,169	16,545,434	1,549,467
Intangible assets	4,904,000	7,019,000	2,557,000
Other assets	52,062	—	—
Accounts payable	(1,610,734)	(1,992,748)	—
Accrued liabilities	(1,011,032)	(3,414,198)	(65,627)
Billings in excess of cost and estimated earnings	—	—	(100,573)
Deferred taxes and other liabilities	(3,591,532)	—	—
Purchase price	$11,993,236	$50,057,113	$4,497,141
Total, net of cash received	$11,678,594	$50,057,113	$4,497,141
Total fair value of consideration	$11,993,236	$50,057,113	$4,497,141

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The allocations of the respective purchase prices for the 2011 acquisitions are preliminary and based on management's current best estimates.
The results of the acquired companies since the dates of the acquisitions have been included in the Company's operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. The year-to-date revenue and pre-tax income (loss) of the acquisitions, including the amortization of acquired intangible assets, is as follows:

	Three Months Ended March 31, 2012
	AEG	Ameresco Southwest	AIS
Revenue	$4,052,763	$11,457,094	$3,159,985
Pre-tax (loss) income	$(201,578)	$337,137	$61,795
The supplemental pro forma unaudited information that follows has been prepared for informational purposes only and is intended to represent or be indicative of what would have occurred had the acquisitions been completed on January 1, 2011, and are not indicative of any future results. Financial information for the period prior to the dates of the acquisitions have been provided by the sellers for purposes of this pro forma unaudited presentation:

	Three Months Ended March 31,
	2011	2012
	Pro forma	Actual
Revenue	$167,918,565	$146,573,369
Income	$4,613,079	$1,505,298
Basic earnings per share	$0.11	$0.03
Diluted earnings per share	$0.10	$0.03

4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. There were no acquisitions during the three months ended March 31, 2012. Goodwill consisted of the following at December 31, 2011 and March 31, 2012:

	December 31, 2011	Foreign Currency Translation and Other Adjustments	March 31, 2012
U.S. Federal	$3,374,967	$—	$3,374,967
Central U.S. Region	1,972,415	—	1,972,415
Other U.S. Regions	21,736,140	—	21,736,140
Canada	2,874,383	41,509	2,915,892
All Other	17,923,441	—	17,923,441
Total	$47,881,346	$41,509	$47,922,855
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to ten years, as defined by the nature of the respective intangible asset. The following table presents intangible asset balances included in total assets by segment. There were no acquisitions during the three months ended March 31, 2012. Intangible assets, net, consisted of the following as of December 31, 2011 and March 31, 2012:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	December 31, 2011	2012 Amortization	March 31, 2012
Other U.S. Regions:
Customer contracts	$1,060,433	$(676,986)	$383,447
Customer relationships	3,240,593	(275,406)	2,965,187
Non-compete agreements	1,393,575	(137,585)	1,255,990
Technology	200,582	(12,980)	187,602
All Other:
Customer contracts	2,551,124	(310,603)	2,240,521
Customer relationships	2,073,478	(39,286)	2,034,192
Non-compete agreements	398,222	(24,889)	373,333
Technology	1,386,506	(136,667)	1,249,839
Trade names	423,015	(41,842)	381,173
Total	$12,727,528	$(1,656,244)	$11,071,284
Amortization expense for the three months ended March 31, 2012, related to customer contracts was $987,589, and is included in energy efficiency expenses in the condensed consolidated statements of income. Amortization expense for the three months ended March 31, 2012 related to customer relationships, non-compete agreements, technology and trade names was $668,655, and is included in general, administrative and other expenses in the condensed consolidated statements of income.
5. INCOME TAXES
The provision for income taxes was $2,114,668 and $581,887, for the three months ended March 31, 2011 and 2012, respectively. The effective tax rate changed to 27.9% for the three months ended March 31, 2012 from 28.6% for the three months ended March 31, 2011.
6. STOCK INCENTIVE PLAN
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and between 2000 and 2010 authorized the Company to reserve a total of 28,500,000 shares of its then authorized common stock, par value $0.0001 per share ("Common Stock") for issuance under the 2000 Plan. The 2000 Plan provided for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted stock awards under the 2000 Plan.
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of March 31, 2012, the Company had granted options to purchase 257,500 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At March 31, 2012, 9,742,500 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	5,424,612	$5.151
Granted	—	—
Exercised	(538,021)	(1.977)
Forfeited	(5,050)	(3.450)
Outstanding at March 31,2012	4,881,541	$5.502
Options exercisable at March 31, 2012	3,630,279	$4.161
Expected to vest at March 31, 2012	1,172,582	$9.607
Options exercisable at December 31, 2011	3,896,512	$3.773

The weighted-average remaining contractual life of all options expected to vest at March 31, 2012 was 7.80 years. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $6,228,669.
The following table summarizes information about stock options outstanding at March 31, 2012:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$0.875	24,000	0.34	$0.875	24,000	$0.875
2000 Plan	1.500	20,000	0.83	1.500	20,000	1.500
2000 Plan	1.750	173,899	1.28	1.750	173,899	1.750
2000 Plan	1.875	112,500	1.48	1.875	112,500	1.875
2000 Plan	2.750	559,731	2.27	2.750	553,731	2.750
2000 Plan	3.000	50,500	2.82	3.000	50,500	3.000
2000 Plan	3.250	661,608	3.92	3.250	661,608	3.250
2000 Plan	3.410	937,800	4.79	3.410	937,800	3.410
2000 Plan	4.220	481,003	5.44	4.220	360,003	4.220
2000 Plan	6.055	997,000	7.22	6.055	518,400	6.055
2010 Plan	10.950	140,000	9.46	10.950	—	10.950
2010 Plan	11.630	28,812	9.67	11.630	—	11.630
2000 Plan	13.045	606,000	8.07	13.045	212,100	13.045
2010 Plan	14.810	60,000	9.16	14.810	—	14.810
2010 Plan	16.290	28,688	8.82	16.290	5,738	16.290
		4,881,541			3,630,279

During the three months ended March 31, 2012, a total of 538,021 shares were issued upon the exercise of options under the 2000 Plan at an average price of $1.977 per share. Cash received from option exercise under all stock-based payment arrangements for the three months ended March 31, 2012 was $1,063,432.
Under the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting on the first anniversary of the grant date and five percent vesting every three months thereafter. During 2011, the Company began awarding options generally providing for vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee's termination or they are forfeited.
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. No assumptions were required for the three months ended March 31, 2012, as no awards were granted. The following table sets forth the significant assumptions used in the model during 2011:

Year Ended December 31,
2011
Future dividends	$ -
Risk-free interest rate	1.32%-2.58%
Expected volatility	32%-33%
Expected life	6.0-6.5 years

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
For the three months ended March 31, 2011 and 2012, the Company recorded stock-based compensation expense of approximately $859,050 and $781,453, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying condensed consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of March 31, 2012, there was approximately $6,438,296 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.02 years.
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On February 27, 2009, the Company received notice of a default termination from a customer for which the Company was performing construction services. The customer seeks reprocurement costs of approximately $6.8 million. The dispute involves the customer's assertion of its understanding of the contractual scope of work involved and the completion date of the project. The Company disputes the customer's assertion as it believes that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, the Company filed a motion for summary judgment as to a portion of the complaint. In March 2010, the customer filed its response. Discovery is currently ongoing. A hearing on the Company's motion is scheduled for July 1, 2012.
The Company did not record an additional accrual for this matter beyond the adjustments made to the Company's expected profit on this contract because the Company believes that the likelihood is remote that any additional liability would be incurred related to this matter. Based on the contract termination notice, the Company has adjusted its expected contract revenue and profit until such time as this contingency is resolved. The Company had claims of approximately $3.8 million outstanding with the customer as of March 31, 2012. As of March 31, 2012, the Company has not recognized any revenue or profit associated with these claims.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2011 and March 31, 2012 and revenues from sales to unaffiliated customers for the three months ended March 31, 2011 and 2012 between those in the United States and those in other locations, is as follows:

	December 31,	March 31,
	2011	2012
Assets:
United States	$576,695,791	$561,366,330
Canada	68,321,537	64,225,603
Other	580,139	386,660
	$645,597,467	$625,978,593

	Three Months Ended March 31,
	2011	2012
Revenue:
United States	$121,618,230	$127,434,409
Canada	24,708,399	17,635,632
Other	93,140	1,503,328
	$146,419,769	$146,573,369

9. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Interest expense, net of interest income	$(789,604)	$(1,204,318)
Amortization of deferred financing fees	(110,833)	(133,287)
	$(900,437)	$(1,337,605)
10. FAIR VALUE MEASUREMENT
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012:

		Fair Value as of
		December 31,	March 31,
	Level	2011	2012
Liabilities:
Interest rate swap instruments	2	6,711,961	$6,241,659
Contingent consideration	3	2,734,464	$2,734,464
Total liabilities		$9,446,425	$8,976,123

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
The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. The fair value of the contingent consideration is adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time.
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of December 31, 2011		As of March 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$81,363,626	$79,497,563	$79,352,259	77,471,991
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the year ended December 31, 2011 or for the three months ended March 31, 2012.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2011 and March 31, 2012, the following table presents information about the fair value amounts of the Company's derivative instruments:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Liability Derivatives as of
	December 31, 2011		March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$6,711,961	Other liabilities	$6,241,659
 There were no derivatives not designated as hedging instruments for the three months ended March 31, 2011 and 2012.
The following table presents information about the effects of the Company's derivative instruments on the condensed consolidated statements of comprehensive income:

	As of March 31, 2012
	Gain Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$470,303	$(487,129)

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended March 31, 2011 and 2012 unallocated corporate expenses were $9,696,178 and $12,658,134, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended March 31, 2011 and 2012 was $4,071,183 and $4,016,366, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).
The Company's business segments had the following operational results for the three months ended March 31, 2012 and 2011:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Fiscal First Quarter 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$21,734,832	$15,447,744	$50,566,206	$17,635,632	$41,188,955	$146,573,369
Interest income	$—	$—	$—	$—	$4,935	$4,935
Interest expense	$—	$—	$—	$121,491	$1,087,222	$1,208,713
Depreciation and amortization of intangible assets	$102,570	$5,075	$—	$107,129	$4,724,473	$4,939,247
Income (loss) before taxes	$1,288,361	$790,264	$8,531,146	$119,182	$(8,641,768)	$2,087,185
Total assets	$138,020,136	$16,428,922	$267,158,849	$64,225,603	$140,145,083	$625,978,593
Capital expenditures	$690,138	$—	$454,776	$1,382,270	$4,913,529	$7,440,713

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Ameresco, Inc. and Subsidiaries
Segment Reporting
Fiscal First Quarter 2011

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

13. LONG-TERM DEBT
7.25% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25%. The principal amounts are due in quarterly installments ranging from $114,635 to $141,384, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At March 31, 2012, $5,096,025 was outstanding under the term loan.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company's prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company's option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2012, $35,714,287 was outstanding under the term loan and no amount was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly installments of $1,428,571, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company's subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.
14. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012 with the U.S. Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to projections regarding our future financial performance, our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our services; our ability to integrate new technologies into our services; our ability to access credit or capital markets; our reliance on subcontractors; potential acquisitions or divestitures; the continued availability of key personnel; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "target," "project," "predict" or "continue," and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors," set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We report results under ASC 280, Segment Reporting, for four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. These segments do not include results of other activities, such as certain operations and maintenance, or O&M, and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters, or corporate operating expenses not specifically allocated to the segments. See Note 12 to our unaudited condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our revenue has increased from $20.9 million in 2001, our first full year of operations, to $728.2 million in 2011. We achieved profitability in 2002, and we have been profitable every year since.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed fifteen acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum Engineering and Development, Inc., or Quantum, in 2010 expanded our geographical reach into the northwest U.S. We made three acquisitions in 2011. Our acquisition of energy efficiency and demand side management consulting services provider Applied Energy Group, Inc., or AEG, expanded our service offering to utility customers. Our acquisition of APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a company that provides a full range of integrated energy efficiency and renewable energy solutions, strengthened our geographical position in the southwest U.S. Our acquisition of the xChangePoint® and energy projects businesses from Energy and Power Solutions, Inc., which we operate as Ameresco Intelligent Systems, or AIS, expanded our service offerings to private sector commercial and industrial customers. AIS offers energy efficiency solutions to customers across North America encompassing the food and beverage, meat, dairy, paper, aerospace, oil and gas and REIT industries.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to March 31, 2012, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
As of March 31, 2012, we had backlog of approximately $413 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $872 million. As of March 31, 2011, we had fully-contracted backlog of approximately $589 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $577 million.
Financial Operations Overview
Revenue
We derive revenue from energy efficiency and renewable energy products and services. Our energy efficiency products and services include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure. Our renewable energy products and services include: the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy and the sale of such electricity, processed LFG, heat or cooling from plants that we own, which, for those plants that we own and operate, we refer to collectively as small scale infrastructure; and the sale and installation of photovoltaic solar energy products and systems, or integrated-PV.
While in any particular quarter a single customer may account for more than ten percent of revenue, for the three months ended March 31, 2012, no customer accounted for more than ten percent of our total revenue. For the three months ended March 31, 2011, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 11.5% of our total revenue.
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
As a result of our acquisitions in 2011, we now have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense.
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
Salaries and benefits. Salaries and benefits consist primarily of expenses for personnel not directly engaged in specific project or revenue generating activity. These expenses include the time of executive management, legal, finance, accounting, human resources, information technology and other staff not utilized in a particular project. We employ a comprehensive time card system which creates a contemporaneous record of the actual time by employees on project activity. We expect salaries and benefits to continue to increase on a year-over-year basis as we continue to incur additional costs related to operating as a publicly-traded company, including accounting, compliance and legal, as well as related to executing our growth plans.
Project development costs. Project development costs consist primarily of sales, engineering, legal, finance and third-party expenses directly related to the development of a specific customer opportunity. This also includes associated travel and marketing expenses. We intend to hire additional sales personnel and initiate additional marketing programs as we expand into new regions or complement existing development resources. Accordingly, we expect that our project development costs will continue to increase on a year-over-year basis, but will moderate as a percentage of revenue over time.
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general, administrative and other expenses to continue to increase on a year-over-year basis as we continue to incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance, as well as related to executing our growth plans.
Other Expenses, Net
Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings and amortization of deferred financing costs. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2012 was $0.1 million. No interest was capitalized for the three months ended March 31, 2011.
Routine maintenance costs are expensed in the current year’s condensed consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of income.
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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes three projects that utilize a variable rate swap instrument. Prior to December 31, 2009, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. During the year ended December 31, 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. We entered into the interest rate swap contracts as an economic hedge. In July 2011, we entered into a five-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The 2011 swap covers an initial notional amount of approximately $38.6 million variable rate note at a fixed interest rate of 1.965% and expires in June 2016.
We recognize all derivatives in our condensed consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our condensed consolidated statements of income at fair value, and in the condensed consolidated statements of comprehensive income (loss) thereafter. Cash flows from these derivative instruments are reported as operating activities on the condensed consolidated statements of cash flows.
The interest rate swaps that we entered into during 2010 and 2011 qualify, and have been designated, as cash flow hedges.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).
Business Segments
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. We do not allocate any indirect expenses to the segments.

Results of Operations
Three Months Ended March 31, 2011 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	% of	2012	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$106,193	72.5%	$113,382	77.4%	6.8%
Renewable energy revenue	40,227	27.5%	33,191	22.6%	(17.5)%
	146,420	100.0%	146,573	100.0%	0.1%
Direct expenses:
Energy efficiency expenses	86,362		89,619		3.8%
Renewable energy expenses	32,075		27,730		(13.5)%
	118,437	80.9%	117,349	80.1%	(0.9)%
Gross profit	27,983	19.1%	29,224	19.9%	4.4%
Total operating expenses	19,680	13.4%	25,799	17.6%	31.1%
Operating income	8,303	5.7%	3,425	2.3%	(58.7)%
Other expenses, net	(900)	(0.6)%	(1,338)	(0.9)%	(48.7)%
Income before provision for income taxes	7,403	5.1%	2,087	1.4%	(71.8)%
Income tax provision	(2,115)	(1.5)%	(582)	(0.4)%	(72.5)%
Net income	$5,288	3.6%	$1,505	1.0%	(71.5)%
Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$106,193	$113,382	$7,189	6.8%
Renewable energy revenue	40,227	33,191	(7,036)	(17.5)%
	$146,420	$146,573	$153	0.1%
Total revenue.  We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 72.5% and 77.4% of total revenue for the first quarter of 2011 and 2012, respectively. Total revenue was flat from the first quarter of 2011 to the first quarter of 2012, reflecting primarily an unseasonably strong first quarter of 2011.
Energy efficiency revenue. Energy efficiency revenue increased by $7.2 million, or 6.8%, from the first quarter of 2011 to the first quarter of 2012. During the first quarter of 2012, strong contributions from installation activity in our other U.S. regions segment, including $10.0 million in incremental revenue attributable to our acquisition of Ameresco Southwest, and $7.2 million in incremental revenue attributable to our acquisitions of AEG and AIS, together more than offset declines in our U.S. federal, central U.S. region and Canada segments as discussed below.
Renewable energy revenue. Renewable energy revenue decreased by $7.0 million, or 17.5%, from the first quarter of 2011 to the first quarter of 2012 primarily due to a $12.9 million net decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and has transitioned to its O&M phase, and declines in other installation activity, partially offset by strong contributions from integrated-PV, small scale infrastructure and O&M.

Revenue from customers outside the United States, principally Canada, was $19.1 million in the first quarter of 2012, compared with $24.8 million in the first quarter of 2011.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$42,070	$21,735	$(20,335)	(48.3)%
Central U.S. Region	17,478	15,448	(2,030)	(11.6)%
Other U.S. Regions	36,993	50,566	13,573	36.7%
Canada	24,544	17,635	(6,909)	(28.1)%
All Other	25,335	41,189	15,854	62.6%
Total	$146,420	$146,573	$153	0.1%

•
Total revenue for the U.S. federal segment decreased from the first quarter of 2011 to the first quarter of 2012 by $20.3 million, or 48.3%, to $21.7 million primarily due to a $12.9 million net decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and transitioned to its O&M phase, and the effects of fewer projects entering the construction phase during 2011 and the first quarter of 2012. We experienced delays during 2011 in converting awarded projects to fully contracted backlog arising, we believe, from implementation and adoption of new enhanced competition rules for federal ESPCs released in the second quarter of 2011.

•
Total revenue for the central U.S. region segment decreased from the first quarter of 2011 to the first quarter of 2012 by $2.0 million, or 11.6%, to $15.4 million primarily due to the effects on the sales cycle of decreased award activity in the region during 2011, which resulted in fewer signed contracts to replace installation activity as projects were completed.

•
Total revenue for the other U.S. regions segment increased from the first quarter of 2011 to the first quarter of 2012 by $13.6 million, or 36.7%, to $50.6 million primarily due to an increase in installation activity in the northeast U.S., as well as $11.5 million of incremental revenue attributable to our acquisition of Ameresco Southwest.

•
Total revenue for the Canada segment decreased from the first quarter of 2011 to the first quarter of 2012 by $6.9 million, or 28.1%, to $17.6 million primarily due to the effects of fewer projects entering the construction phase during 2011 because of the delays we experienced converting proposals to awarded projects and awarded projects to fully contracted backlog arising from what we believe was government and municipal customer uncertainty related to election outcomes.

•
Total revenue not allocated to segments and presented as all other increased from the first quarter of 2011 to the first quarter of 2012 by $15.9 million, or 62.6%, to $41.2 million due primarily to incremental revenue from our acquisitions of AEG and AIS, which contributed $7.2 million, as well as to increases in revenue attributable to higher volume of activity from small scale infrastructure, integrated-PV and O&M.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$106,193	$113,382	$7,189	6.8%
Renewable energy revenue	40,227	33,191	(7,036)	(17.5)%
	146,420	146,573	153	0.1%
Direct expenses:
Energy efficiency expenses	86,362	89,619	3,257	3.8%
Renewable energy expenses	32,075	27,730	(4,345)	(13.5)%
	118,437	117,349	(1,088)	(0.9)%
Gross profit:	$27,983	$29,224	$1,241	4.4%
Energy efficiency gross margin	18.7%	21.0%		2.3%
Renewable energy gross margin	20.3%	16.5%		(3.8)%
Gross profit %	19.1%	19.9%		0.8%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 80.9% and 80.1% of corresponding revenue for the three months ended March 31, 2011 and 2012, respectively. Total direct expenses decreased slightly by $1.1 million, or 0.9%, from the first quarter of 2011 to the first quarter of 2012, reflecting flat total revenue growth and slightly higher margins on projects.
Energy efficiency. Energy efficiency gross margin increased from 18.7% in the first quarter of 2011 to 21.0% in the first quarter of 2012. The increase was driven by project closeouts, which contribute revenue for which all related direct costs previously have been incurred, during the first quarter of 2012 and an improved mix of higher margin offerings in other projects.
Renewable energy. Renewable energy gross margin decreased from 20.3% in the first quarter of 2011 to 16.5% in the first quarter of 2012. The gross margin in the first quarter of 2012 decreased primarily due to downward pressure caused by additional costs we incurred related to transitioning the Savannah River project to its O&M phase. We believe most of these transition costs have been incurred to date and thus we expect renewable energy gross margin to improve as the year progresses.
Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	% of	2012	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$146,420		$146,573
Operating expenses:
Salaries and benefits	$10,085	6.9%	$14,369	9.8%	$4,284	42.5%
Project development costs	4,402	3.0%	4,216	2.9%	(186)	(4.2)%
General, administrative and other	5,193	3.5%	7,214	4.9%	2,021	38.9%
	$19,680	13.4%	$25,799	17.6%	$6,119	31.1%

Salaries and benefits. Salaries and benefits increased by $4.3 million, or 42.5%, from the first quarter of 2011 to the first quarter of 2012. We implemented a number of strategic initiatives in 2011 to improve our competitive position, including adding key personnel, opening six new offices and completing three acquisitions. In addition, we increased employee resources devoted to early stage business development activities to drive an increase in proposal volume; this increased salaries and benefits as the business opportunities were too early stage to qualify for classification as project development costs or capitalization as project assets.
Project development costs. Project development costs decreased by $0.2 million, or 4.2%, from the first quarter of 2011 to the first quarter of 2012. The slight decrease was due to an increase in awarded projects, which reflects our efforts to increase proposal activity and convert awarded projects to fully contracted backlog, thereby allowing us to capitalize more of these costs.
General, administrative and other. General, administrative and other expenses increased by $2.0 million, or 38.9%, from the first quarter of 2011 to the first quarter of 2012. We experienced a significant increase in general, administrative and other expenses related to public company expenses, such as Sarbanes Oxley compliance, auditing, general compliance, insurance costs, and acquisition-related integration expenses. General, administrative and other expenses also reflect $0.7 million in amortization of intangible assets attributable to our acquisitions of AEG, Ameresco Southwest and AIS.
Other Expenses, Net
The following table shows the activity in other expenses, net for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
(in $'000s)	2011	2012
Interest expense, net of interest income	$(789)	$(1,205)
Amortization of deferred financing costs	(111)	(133)
	$(900)	$(1,338)
Other expenses, net in the first quarter of 2012 increased by $0.4 million from the first quarter of 2011 due to higher average balances on our outstanding borrowings, primarily the term loan portion of our senior secured credit facility, resulting in higher interest expense.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$6,548	$1,288	$(5,260)	(80.3)%
Central U.S. Region	(391)	790	1,181	302.0%
Other U.S. Regions	5,882	8,531	2,649	45.0%
Canada	990	119	(871)	(88.0)%
All Other	(5,626)	(8,641)	(3,015)	(53.6)%
Total	$7,403	$2,087	$(5,316)	(71.8)%
Income before taxes decreased from the first quarter of 2011 to the first quarter of 2012 by $5.3 million, or 71.8%, due primarily to the increases in operating expenses for the reasons described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the first quarter of 2011 to the first quarter of 2012 by $5.3 million, or 80.3%, to $1.3 million. The decrease was primarily due to the decline in revenue described above.

•
Income before taxes for the central U.S. region segment increased from the first quarter of 2011 to the first quarter of 2012 by $1.2 million, or 302.0%, to $0.8 million. The increase was due primarily to improved operating leverage, reflecting reduced operating expenses attributable to cost control initiatives during 2011, that more than offset the decline in revenue described above.

•
Income before taxes for the other U.S. regions segment increased from the first quarter of 2011 to the first quarter of 2012 by $2.6 million, or 45.0%, to $8.5 million due primarily to the increase in revenue described above, but also reflecting improved operating leverage.

•
Income before taxes for the Canada segment decreased from the first quarter of 2011 to the first quarter of 2012 by $0.9 million, or 88.0%, to $0.1 million. The decrease was primarily due to the decline in revenue described above.

•
The loss before taxes not allocated to segments and presented as all other, increased from the first quarter of 2011 to the first quarter of 2012 by $3.0 million, or 53.6%, to $8.6 million, primarily due to increases in corporate overhead partially offset by higher revenue. The changes in the expenses allocated to all other from the first quarter of 2011 to the first quarter of 2012 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes decreased by $1.5 million to $0.6 million in the first quarter of 2012 from $2.1 million in the first quarter of 2011. The effective tax rate decreased from 28.6% for the three months ended March 31, 2011 to 27.9% for the three months ended March 31, 2012. The principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income decreased in the first quarter of 2012 by $3.8 million, or 71.5%, to $1.5 million, compared to $5.3 million in the first quarter of 2011 due to lower pre-tax income as explained above and a lower effective tax rate. Earnings per share in the first quarter of 2012 was $0.03 per basic share, representing a decrease of $0.10, or 76.9%, and $0.03 per diluted share, representing a decrease of $0.09, or 75.0%.
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
Three Months Ended March 31, 2011 and 2012
Cash flows from operating activities. Operating activities provided $33.2 million of net cash during the three months ended March 31, 2012. During that period, we had net income of $1.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $4.2 million. Accounts receivable, accounts receivable retainage, total billings and costs in excess of estimated earnings, prepaid expenses and other current assets, and other liablilities and income taxes payable provided $53.2 million. These were offset by net decreases in Federal ESPC financing (net of restricted cash draws), inventory, project development costs, other assets, accounts payable and accrued expenses and other current liabilities used $25.7 million in cash. The first quarter of 2012 benefited from the receipt of remaining retainage, or holdback, related to the Savannah River project in the amount of $21.2 million. In addition, certain receivables of acquired companies that normally would have been collected during the fourth quarter of 2011 were received in the first quarter of 2012. These delays were temporary and are not expected to recur as we move towards completing integration of recent acquisitions.
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
Cash flows from investing activities. Cash used for investing activities during the three months ended March 31, 2012 totaled $7.4 million. Development of our renewable energy plants, as well as our tire shredding facility to support our operation at Savannah River, used $10.0 million; in addition, $1.3 million related to purchases of other property and equipment. These were partially offset by $3.8 million relating to grant awards and rebates received in the first quarter of 2012.
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
Cash flows from financing activities. Net cash used by financing activities during the three months ended March 31, 2012 totaled $13.7 million. Most of this was due to the draw down of the $6.4 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and the settlement of the book overdraft of $7.3 million.
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
On June 30, 2011, we again amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At March 31, 2012, $35.7 million was outstanding under the term loan and no amount was outstanding under the revolving credit facility. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1,428,571, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of March 31, 2012, we had outstanding $55.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2024. One loan totaling $5.0 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2011, we had outstanding $56.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2024.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $118.5 million and $109.6 million in principal amounts at March 31, 2012 and December 31, 2011, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.

Our senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2012 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2012:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Term Loan	35,714	5,714	11,429	18,571	—
Project Financing:
Construction and term loans	55,477	6,657	9,033	6,504	33,283
Federal ESPC receivable financing (1)	118,464	—	118,464	—	—
Interest obligations (2)	27,974	5,387	8,105	5,927	8,555
Operating leases	9,912	3,303	3,730	2,228	651
Total	$247,541	$21,061	$150,761	$33,230	$42,489

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

(2)	For the term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at March 31, 2012 remains constant for the term of the facility.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to us.
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
Interest Rate Risk
We had cash and cash equivalents totaling $38.4 million as of March 31, 2012 and $26.3 million as of December 31, 2011. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.

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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2011, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million which we recorded as a decrease in accumulated other comprehensive income. For the three months ended March 31, 2012, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.5 million, respectively, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and discussed below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Discussion and Remediation
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2011 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.
Though we implemented several changes in our internal control over financial reporting during the period from the fourth quarter of 2010 through the end of 2011 that contributed to partially remediating our previously disclosed and continuing material weaknesses, the additional staff accountants that we hired were hired in the second half of 2011 and required additional time and training to learn our business and operating processes and procedures. Moreover, we may find it beneficial to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. If we choose to do so, we may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. In addition, we continue to automate our processes and upgrade and enhance financial reporting systems, which are contributing to enhancing the timeliness of our closing process. For the near-term future, until our personnel are familiar with our business and reporting structure, as well as our upgraded and enhanced financial reporting system, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.
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
Item 1A. Risk Factors
As of March 31, 2012, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.
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

AMERESCO, INC.
Date: May 10, 2012	By:	/s/ Andrew B. Spence
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
101***
The following condensed consolidated financial statements from Ameresco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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