Form 10-Q
period 2012-06-30
Ameresco, Inc.
filed 2012-08-08
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 3, 2012
Class A Common Stock, $0.0001 par value per share	26,671,966
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,277,366	$28,909,987
Restricted cash	12,372,356	15,030,844
Accounts receivable, net	109,296,773	96,645,375
Accounts receivable retainage	26,089,216	24,026,640
Costs and estimated earnings in excess of billings	69,251,022	57,044,768
Inventory, net	8,635,633	9,145,857
Prepaid expenses and other current assets	8,992,963	10,676,285
Income tax receivable	9,662,771	8,227,139
Deferred income taxes	6,456,671	6,456,671
Project development costs	6,027,689	7,183,871
Total current assets	283,062,460	263,347,437
Federal ESPC receivable	110,212,186	135,987,922
Property and equipment, net	7,086,164	8,185,920
Project assets, net	177,854,734	188,063,492
Deferred financing fees, net	2,994,692	2,743,539
Goodwill	47,881,346	47,878,130
Intangible assets, net	12,727,528	9,756,506
Other assets	3,778,357	4,712,843
	362,535,007	397,328,352
	$645,597,467	$660,675,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,563,983	$12,268,729
Accounts payable	93,506,089	80,896,210
Accrued expenses and other current liabilities	8,917,723	11,970,730
Book overdraft	7,297,122	—
Billings in excess of cost and estimated earnings	26,982,858	35,223,966
Total current liabilities	148,267,775	140,359,635
Long-term debt, less current portion	196,401,588	207,831,163
Deferred income taxes	29,953,103	29,443,957
Deferred grant income	6,024,099	5,853,486
Other liabilities	28,529,867	28,640,685
	$260,908,657	$271,769,291
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,	June 30,
	2011	2012
		(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and June 30, 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,713,837 shares issued and 25,880,553 outstanding at December 31, 2011, 31,469,300 shares issued and 26,636,016 outstanding at June 30, 2012	3,071	3,147
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and June 30, 2012	1,800	1,800
Additional paid-in capital	86,067,852	91,192,620
Retained earnings	161,335,621	168,009,787
Accumulated other comprehensive loss	(1,868,352)	(1,549,234)
Minority interest	63,614	71,314
Less — treasury stock, at cost, 4,833,284 shares, respectively	(9,182,571)	(9,182,571)
Total stockholders’ equity	236,421,035	248,546,863
	$645,597,467	$660,675,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2011	2012
	(Unaudited)
Revenue:
Energy efficiency revenue	$123,786,051	$119,819,117
Renewable energy revenue	41,695,892	44,280,788
	165,481,943	164,099,905
Direct expenses:
Energy efficiency expenses	102,247,778	97,873,272
Renewable energy expenses	31,082,490	35,068,772
	133,330,268	132,942,044
Gross profit	32,151,675	31,157,861
Operating expenses:
Salaries and benefits	8,162,669	11,558,732
Project development costs	5,263,216	3,830,866
General, administrative and other	5,368,227	7,509,639
	18,794,112	22,899,237
Operating income	13,357,563	8,258,624
Other expenses, net (Note 9)	(988,569)	(1,063,126)
Income before provision for income taxes	12,368,994	7,195,498
Income tax provision	(3,536,866)	(2,026,630)
Net income	$8,832,128	$5,168,868
Net income per share attributable to common shareholders:
Basic	$0.21	$0.12
Diluted	$0.19	$0.11
Weighted average common shares outstanding:
Basic	42,367,242	44,541,025
Diluted	45,907,748	46,359,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
Revenue:
Energy efficiency revenue	$229,979,316	$233,201,787
Renewable energy revenue	81,922,396	77,471,487
	311,901,712	310,673,274
Direct expenses:
Energy efficiency expenses	188,609,201	187,493,047
Renewable energy expenses	63,157,803	62,798,556
	251,767,004	250,291,603
Gross profit	60,134,708	60,381,671
Operating expenses:
Salaries and benefits	18,247,401	25,927,944
Project development costs	9,664,793	8,047,218
General, administrative and other	10,561,561	14,723,095
	38,473,755	48,698,257
Operating income	21,660,953	11,683,414
Other expenses, net (Note 9)	(1,889,006)	(2,400,731)
Income before provision for income taxes	19,771,947	9,282,683
Income tax provision	(5,651,534)	(2,608,517)
Net income	$14,120,413	$6,674,166
Net income per share attributable to common shareholders:
Basic	$0.34	$0.15
Diluted	$0.31	$0.14
Weighted average common shares outstanding:
Basic	41,847,646	44,343,059
Diluted	45,285,650	46,143,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2011	2012
	(Unaudited)
Net income	$8,832,128	$5,168,868
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	(455,835)	(760,300)
Foreign currency translation adjustment	134,364	(659,513)
Total other comprehensive loss	(321,471)	(1,419,813)
Comprehensive income	$8,510,657	$3,749,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
Net income	$14,120,413	$6,674,166
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedge, net of tax	(215,987)	448,034
Foreign currency translation adjustment	889,762	(128,916)
Total other comprehensive income	673,775	319,118
Comprehensive income	$14,794,188	$6,993,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

												Accumulated
	Series A Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Minority	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
Balance, December 31, 2011	—	$—	18,000,000	$1,800	30,713,837	$3,071	$86,067,852	$161,335,621	4,833,284	$(9,182,571)	$63,614	$(1,868,352)	$236,421,035
Exercise of stock options	—	—	—	—	755,463	76	1,799,195	—	—	—	—	—	1,799,271
Stock-based compensation expense, including excess tax benefits of $1,651,513	—	—	—	—	—	—	3,325,573	—	—	—	—	—	3,325,573
Changes in minority interest in foreign subsidiary	—	—	—	—	—	—	—	—	—	—	7,700	—	7,700
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(128,916)	(128,916)
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	448,034	448,034
Net income	—	—	—	—	—	—	—	6,674,166	—	—	—	—	6,674,166
Balance, June 30, 2012	—	$—	18,000,000	$1,800	31,469,300	$3,147	$91,192,620	$168,009,787	4,833,284	$(9,182,571)	$71,314	$(1,549,234)	$248,546,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$8,832,128	$5,168,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	2,240,001	2,850,977
Depreciation of property and equipment	609,933	603,501
Amortization of deferred financing fees	94,822	138,191
Amortization of intangible assets	—	1,314,778
Provision for bad debts	34	24,107
Gain on sale of asset	—	(800,000)
Stock-based compensation expense	735,526	892,607
Deferred income taxes	453,460	43,697
Excess tax benefits from stock-based compensation arrangements	(3,510,339)	(448,916)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	37,303,666	14,069,843
Accounts receivable	(4,961,611)	(11,967,540)
Accounts receivable retainage	(1,104,244)	(3,613,426)
Federal ESPC receivable	(37,132,797)	(11,705,599)
Inventory	(349,778)	(369,359)
Costs and estimated earnings in excess of billings	(4,751,958)	(5,583,166)
Prepaid expenses and other current assets	(642,293)	(4,504,563)
Project development costs	(160,631)	(324,126)
Other assets	(823,972)	(766,682)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(653,233)	11,766,758
Billings in excess of cost and estimated earnings	4,218,481	7,346,139
Other liabilities	434,854	(345,461)
Income taxes payable	757,554	2,476,787
Net cash provided by operating activities	1,589,603	6,267,415
Cash flows from investing activities:
Purchases of property and equipment	(911,404)	(1,105,037)
Purchases of project assets	(8,129,688)	(9,695,695)
Net cash used in investing activities	$(9,041,092)	$(10,800,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended June 30,
	2011	2012
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$3,510,339	$448,916
Payments of financing fees	(493,700)	—
Proceeds from exercises of options	2,585,997	735,839
Proceeds from (payments on) senior secured credit facility	35,000,000	(1,428,571)
Restricted cash	(1,087,999)	(3,367,515)
Payments on long-term debt	(1,642,731)	(1,327,493)
Net cash provided by (used in) financing activities	37,871,906	(4,938,824)
Effect of exchange rate changes on cash	12,140	(53,234)
Net increase (decrease) in cash and cash equivalents	30,432,557	(9,525,375)
Cash and cash equivalents, beginning of period	29,349,636	38,435,362
Cash and cash equivalents, end of period	$59,782,193	$28,909,987
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,345,688	$1,300,558
Income taxes	$1,781,156	$481,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$14,120,413	$6,674,166
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of project assets	4,450,613	5,456,007
Depreciation of property and equipment	1,081,722	1,281,474
Amortization of deferred financing fees	205,655	271,478
Amortization of intangible assets	—	2,971,022
Provision for bad debts	24,220	77,743
Gain on sale of asset	—	(800,000)
Stock-based compensation expense	1,594,576	1,674,060
Deferred income taxes	3,145,594	(506,631)
Excess tax benefits from stock-based compensation arrangements	(3,901,636)	(1,651,513)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	78,216,575	24,152,657
Accounts receivable	(12,582,461)	12,569,643
Accounts receivable retainage	335,308	2,079,382
Federal ESPC receivable	(73,639,333)	(25,775,736)
Inventory	(1,982,992)	(510,224)
Costs and estimated earnings in excess of billings	(10,895,160)	12,197,386
Prepaid expenses and other current assets	(663,502)	(1,679,160)
Project development costs	760,445	(1,156,085)
Other assets	(204,655)	(941,282)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(23,857,383)	(8,760,740)
Billings in excess of cost and estimated earnings	(328,028)	8,243,890
Other liabilities	4,777,394	525,181
Income taxes payable	(4,689,033)	3,083,458
Net cash (used in) provided by operating activities	(24,031,668)	39,476,176
Cash flows from investing activities:
Purchases of property and equipment	(1,806,634)	(2,381,570)
Purchases of project assets	(14,720,891)	(19,698,641)
Grant awards and rebates received on project assets	6,695,711	3,838,766
Net cash used in investing activities	(9,831,814)	(18,241,445)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$3,901,636	$1,651,513
Book overdraft	—	(7,297,122)
Payments of financing fees	(544,289)	(20,325)
Proceeds from exercises of options	4,002,088	1,799,271
Proceeds from (payments on) senior secured credit facility	40,000,000	(7,857,142)
Proceeds from long-term debt financing	5,500,089	—
Minority interest	—	7,700
Restricted cash	(1,675,566)	(4,798,107)
Payments on long-term debt	(2,554,609)	(2,134,957)
Net cash provided by (used in) financing activities	48,629,349	(18,649,169)
Effect of exchange rate changes on cash	325,305	47,059
Net increase in cash and cash equivalents	15,091,172	2,632,621
Cash and cash equivalents, beginning of year	44,691,021	26,277,366
Cash and cash equivalents, end of period	$59,782,193	$28,909,987
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,817,040	$2,026,403
Income taxes	$5,035,756	$506,921
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
The condensed consolidated financial statements as of December 31, 2011 and June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, include the accounts of Ameresco Inc., its wholly-owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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
There were no book overdrafts as of June 30, 2012.
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the six months ended June 30, 2011 and 2012 are as follows:

	Six Months Ended June 30,
	2011	2012
Allowance for doubtful accounts, beginning of period	$1,677,278	$1,135,391
Charges to costs and expenses	24,220	77,743
Account write-offs and other	(195,296)	(111,721)
Allowance for doubtful accounts, end of period	$1,506,202	$1,101,413
At December 31, 2011 and June 30, 2012, no one customer accounted for more than 10% of the Company's total accounts receivable.
During the three months ended June 30, 2011 and 2012, no one customer accounted for more than 10% of the Company's total revenue.
During the six months ended June 30, 2011, the Company had one customer that accounted for approximately 10.5% of the Company's total revenue. During the six months ended June 30, 2012, no one customer accounted for more than 10% of the Company's total revenue.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Federal ESPC Receivable
Federal ESPC receivables represent the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company's consolidated financial statements.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three and six months ended June 30, 2012 was $381,852 and $434,426, respectively. No interest was capitalized for the three and six months ended June 30, 2011.
Routine maintenance costs are expensed in the current year's condensed consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company's assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period until the next required major maintenance or overhaul. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of income.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

From time to time, the Company applies for and receives cash grant awards from the U.S. Treasury Department (the "Treasury") under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the "Act"). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company received $6,695,711 and $2,551,766 in Section 1603 grants during the six months ended June 30, 2011 and 2012, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,024,099 and $5,853,486 in the accompanying condensed consolidated balance sheets at December 31, 2011 and June 30, 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying condensed consolidated statements of cash flows. The Company received a rebate of $1,287,000 during the six months ended June 30, 2012. No rebates were received during the six months ended June 30, 2011.

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
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income. As of December 31, 2011 and June 30, 2012, the Company had no AROs.
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
At December 31, 2011 and June 30, 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Foreign Currency Translation
The local currency of the Company's foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency translation gains and losses are reported in the condensed consolidated statements of comprehensive income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, book overdrafts, restricted cash, accounts receivable, long-term contract receivables, accounts payable, long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, book overdrafts, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 10 for fair value measurement of interest rate swaps.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2011 or during the six months ended June 30, 2012.
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
The Company's financial instruments include cash and cash equivalents, book overdrafts, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, book overdrafts, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2012, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $5,234,775. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Basic and diluted net income	$8,832,128	$5,168,868	$14,120,413	$6,674,166
Basic weighted-average shares outstanding	42,367,242	44,541,025	41,847,646	44,343,059
Effect of dilutive securities:
Preferred stock	—	—	—	—
Stock options	3,540,506	1,818,298	3,438,004	1,800,873
Diluted weighted-average shares outstanding	45,907,748	46,359,323	45,285,650	46,143,932

For the three and six months ended June 30, 2011, 60,000 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares as the effect would be anti-dilutive. For the three and six months ended June 30, 2012, 1,194,338 and 694,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares as the effect would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended June 30, 2011 and 2012, unallocated corporate expenses were $8,681,007 and $9,996,615, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2011 and 2012, was $3,298,358 and $4,874,909, respectively. For the six months ended June 30, 2011 and 2012, unallocated corporate expenses were $18,377,185 and $22,654,749, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2011 and 2012, was $7,369,541 and $8,891,275, respectively. See Note 12 for additional disclosures.
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
In July 2011, the Company acquired all of the outstanding capital stock of AEG for an initial cash payment of $11,993,236. The Company deposited $1,000,000 of the purchase price with a third-party escrow agent as security for the selling stockholders' indemnification obligations under the terms of the acquisition agreement. The former stockholders of AEG, all of whom are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. The fair value of the additional consideration was estimated to be $1,652,000, and is included in other liabilities in the purchase allocation table below.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

	Three Months Ended June 30, 2012
	AEG	Ameresco Southwest	AIS
Revenue	$4,647,487	$11,933,860	$2,856,687
Pre-tax income (loss)	$849,515	$934,380	$(21,580)

	Six Months Ended June 30, 2012
	AEG	Ameresco Southwest	AIS
Revenue	$8,700,250	$23,390,954	$6,016,672
Pre-tax income	$647,937	$1,271,517	$40,215
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	Pro forma	Actual	Pro forma	Actual
Revenue	$186,980,739	$164,099,905	$354,899,304	$310,673,274
Income	$8,156,922	$5,168,868	$12,770,002	$6,674,166
Basic earnings per share	$0.19	$0.12	$0.31	$0.15
Diluted earnings per share	$0.18	$0.11	$0.28	$0.14
4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. There were no acquisitions during the three and six months ended June 30, 2012. Goodwill consisted of the following at December 31, 2011 and June 30, 2012:

	December 31, 2011	Foreign Currency Translation and Other Adjustments	June 30, 2012
U.S. Federal	$3,374,967	$—	$3,374,967
Central U.S. Region	1,972,415	—	1,972,415
Other U.S. Regions	21,736,140	—	21,736,140
Canada	2,874,383	(3,216)	2,871,167
All Other	17,923,441	—	17,923,441
Total	$47,881,346	$(3,216)	$47,878,130
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to ten years, as defined by the nature of the respective intangible asset. The following table presents intangible asset balances included in total assets by segment. There were no acquisitions during the three and six months ended June 30, 2012. Intangible assets, net, consisted of the following as of December 31, 2011 and June 30, 2012:

	December 31, 2011	2012 Amortization	June 30, 2012
Other U.S. Regions:
Customer contracts	$1,060,433	$(1,012,507)	$47,926
Customer relationships	3,240,593	(550,812)	2,689,781
Non-compete agreements	1,393,575	(275,170)	1,118,405
Technology	200,582	(25,960)	174,622
All Other:
Customer contracts	2,551,124	(621,206)	1,929,918
Customer relationships	2,073,478	(78,572)	1,994,906
Non-compete agreements	398,222	(49,778)	348,444
Technology	1,386,506	(273,369)	1,113,137
Trade names	423,015	(83,648)	339,367
Total	$12,727,528	$(2,971,022)	$9,756,506
Amortization expense for the three and six months ended June 30, 2012, related to customer contracts was $646,124 and $1,633,713, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of income. Amortization expense for the three and six months ended June 30, 2012 related to customer relationships, non-compete agreements, technology and trade names was $668,654 and $1,337,309, respectively, and is included in general, administrative

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

and other expenses in the condensed consolidated statements of income.
5. INCOME TAXES
The provision for income taxes was $3,536,866 and $2,026,630, for the three months ended June 30, 2011 and 2012, respectively. The provision for income taxes was $5,651,534 and $2,608,517, for the six months ended June 30, 2011 and 2012, respectively. The effective tax rate changed to 28.2% for the three months ended June 30, 2012 from 28.6% for the three months ended June 30, 2011. The effective tax rate changed to 28.1% for the six months ended June 30, 2012 from 28.6% for the six months ended June 30, 2011.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of June 30, 2012, the Company had granted options to purchase 834,145 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At June 30, 2012, 9,165,855 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	5,424,612	$5.151
Granted	576,645	11.816
Exercised	(755,463)	2.382
Forfeited	(2,850)	4.220
Outstanding at June 30, 2012	5,242,944	$6.283
Options exercisable at June 30, 2012	3,559,121	$4.353
Expected to vest at June 30, 2012	1,621,103	$10.512
Options exercisable at December 31, 2011	3,896,512	$3.773

The weighted-average remaining contractual life of all options expected to vest at June 30, 2012 was 8.41 years. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $8,104,833.
The following table summarizes information about stock options outstanding at June 30, 2012:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$0.875	14,000	0.28	$0.875	14,000	$0.875
2000 Plan	1.500	20,000	0.58	1.500	20,000	1.500
2000 Plan	1.750	167,499	1.04	1.750	167,499	1.750
2000 Plan	1.875	112,500	1.23	1.875	112,500	1.875
2000 Plan	2.750	552,231	2.02	2.750	546,231	2.750
2000 Plan	3.000	41,600	2.58	3.000	41,600	3.000
2000 Plan	3.250	626,204	3.69	3.250	626,204	3.250
2000 Plan	3.410	844,912	4.53	3.410	844,912	3.410
2000 Plan	4.220	428,403	5.17	4.220	355,453	4.220
2000 Plan	6.055	995,450	6.97	6.055	569,150	6.055
2010 Plan	10.750	76,995	9.92	10.750	—	10.750
2010 Plan	10.950	140,000	9.21	10.950	—	10.950
2010 Plan	11.630	28,812	9.42	11.630	—	11.630
2010 Plan	11.980	499,650	9.82	11.980	—	11.980
2000 Plan	13.045	606,000	7.82	13.045	242,400	13.045
2010 Plan	14.810	60,000	8.91	14.810	12,000	14.810
2010 Plan	16.290	28,688	8.57	16.290	7,172	16.290
		5,242,944			3,559,121

During the six months ended June 30, 2012, a total of 755,463 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.382 per share. Cash received from option exercise under all stock-based payment arrangements for the six months ended June 30, 2012 was $1,799,271.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2011 and 2012:

	Year Ended December 31,	Six Months Ended June 30,
	2011	2012
Future dividends	$ -	$ -
Risk-free interest rate	1.32%-2.58%	0.94%-1.25%
Expected volatility	32%-33%	32%
Expected life	6.0-6.5 years	6.5 years

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
For the three months ended June 30, 2011 and 2012, the Company recorded stock-based compensation expense of approximately $735,526 and $892,607, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2011 and 2012, the Company recorded stock-based compensation expense of approximately $1,594,576 and $1,674,060, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying condensed consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of June 30, 2012, there was approximately $7,888,875 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.43 years.
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On February 27, 2009, the Company received notice of a default termination from a customer for which the Company was performing construction services. The customer seeks reprocurement costs of approximately $6.8 million. The dispute involves the customer's assertion of its understanding of the contractual scope of work involved and the completion date of the project. The Company disputes the customer's assertion as it believes that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, the Company filed a motion for summary judgment as to a portion of the complaint. In March 2010, the customer filed its response. In May 2012, the Company filed its affirmative claim for outstanding pre-termination amounts owed to it in an aggregate amount of approximately $3.9 million. A hearing on the Company's motion for summary judgment takes place in August 2012.
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
Solar Tariff Contingency
In May 2012, the U.S. Department of Commerce published its preliminary determination, subject to a final determiataion expected to be made in the fourth quarter of 2012, in the anti-dumping and countervailing duty investigations of imports of solar cells manufactured in the People's Republic of China ("PRC"), including solar modules containing such cells, and imposed both an anti-dumping duty of 249.96%, in the case of the Company, and a countervailing duty of 3.61% on the value of imports of such cells, retroactive 90 days to February 25, 2012. Since early 2012, the Company has been importing solar modules containing such cells, though it ceased doing so in July 2012 in response to these duties. The Company is monitoring and evaluating its alternatives for participating in the process for reaching the final determination whether to impose the anti-dumping duty retroactively and potentially for obtaining a separate and reduced anti-dumping duty rate. Depending on whether the 90-day retroactive period is made final and whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, the Company may be liable for duties of up to approximately $8.7 million.
The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2011 and June 30, 2012 and revenues from sales to unaffiliated customers for the three and six months ended June 30, 2011 and 2012 between those in the United States and those in other locations, is as follows:

	December 31,	June 30,
	2011	2012
Assets:
United States	$576,695,791	$601,812,574
Canada	68,321,537	58,479,009
Other	580,139	384,206
	$645,597,467	$660,675,789

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
United States	$137,725,505	$150,823,316	$259,343,735	$278,257,725
Canada	27,118,981	10,656,174	51,827,380	28,291,806
Other	637,457	2,620,415	730,597	4,123,743
	$165,481,943	$164,099,905	$311,901,712	$310,673,274

9. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Interest expense, net of interest income	$(893,747)	$(924,935)	$(1,683,351)	$(2,129,253)
Amortization of deferred financing fees	(94,822)	(138,191)	(205,655)	(271,478)
	$(988,569)	$(1,063,126)	$(1,889,006)	$(2,400,731)
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

liabilities.
Level 3:  Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012:

		Fair Value as of
		December 31,	June 30,
	Level	2011	2012
Liabilities:
Interest rate swap instruments	2	6,711,961	$7,001,960
Contingent consideration	3	2,734,464	$2,734,464
Total liabilities		$9,446,425	$9,736,424

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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended June 30, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of December 31, 2011		As of June 30, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$81,363,626	$79,497,563	$69,687,461	74,922,236
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the year ended December 31, 2011 or for the six months ended June 30, 2012.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2011 and June 30, 2012, the following table presents information about the fair value amounts of the Company's derivative instruments:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Liability Derivatives as of
	December 31, 2011		June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$6,711,961	Other liabilities	$7,001,960
 There were no derivatives not designated as hedging instruments for the three months ended June 30, 2011 and 2012.
The following table presents information about the effects of the Company's derivative instruments on the condensed consolidated statements of comprehensive income:

	As of June 30, 2012
	Gain Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$448,034	$(804,299)

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended June 30, 2011 and 2012, unallocated corporate expenses were $8,681,007 and $9,996,615, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2011 and 2012, was $3,298,358 and $4,874,909, respectively. For the six months ended June 30, 2011 and 2012, unallocated corporate expenses were $18,377,185 and $22,654,749, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2011 and 2012, was $7,369,541 and $8,891,275, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).
The Company's business segments had the following operational results for the three months ended June 30, 2012 and 2011:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$21,454,484	$27,273,433	$65,182,293	$10,630,056	$39,559,639	$164,099,905
Interest income	$—	$—	$—	$2,754	$1,388	$4,142
Interest expense	$—	$—	$—	$118,234	$811,383	$929,617
Depreciation and amortization of intangible assets	$32,487	$4,966	$—	$93,652	$4,638,151	$4,769,256
Income (loss) before taxes	$1,969,949	$3,706,625	$10,642,416	$(4,001,786)	$(5,121,706)	$7,195,498
Total assets	$153,902,746	$30,522,323	$266,603,024	$58,479,009	$151,168,687	$660,675,789
Capital expenditures	$10,816	$—	$744,435	$924,008	$9,121,473	$10,800,732

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

The Company's business segments had the following operational results for the six months ended June 30, 2012 and 2011:

Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 20121

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$43,189,316	$42,721,177	$115,748,499	$28,265,688	$80,748,594	$310,673,274
Interest income	$—	$—	$—	$2,754	$6,323	$9,077
Interest expense	$—	$—	$—	$239,725	$1,898,605	$2,138,330
Depreciation and amortization of intangible assets	$135,057	$10,041	$—	$200,781	$9,362,624	$9,708,503
Income (loss) before taxes	$3,258,310	$4,496,889	$19,173,562	$(3,882,604)	$(13,763,474)	$9,282,683
Total assets	$153,902,746	$30,522,323	$266,603,024	$58,479,009	$151,168,687	$660,675,789
Capital expenditures	$700,954	$—	$1,199,211	$2,306,278	$14,035,002	$18,241,445

Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2011

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

13. LONG-TERM DEBT
7.25% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25%. The principal amounts are due in quarterly installments ranging from $114,635 to $141,384, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At June 30, 2012, $5,096,025 was outstanding under the term loan.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company's prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company's option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2012, $34,285,714 was outstanding under the term loan and no amount was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,428,571 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company's subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.
14. SUBSEQUENT EVENTS
On July 31, 2012, the Company's wholly owned subsidiary Ameresco Canada Inc. acquired FAME Facility Software Solutions Inc., a privately held company offering infrastructure asset management solutions serving both public and private sector customers primarily in western Canada.
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
Recent Developments
On July 31, 2012, our wholly owned subsidiary Ameresco Canada Inc. acquired FAME Facility Software Solutions Inc., a privately held company offering infrastructure asset management solutions serving both public and private sector customers primarily in western Canada.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to June 30, 2012, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
As of June 30, 2012, we had backlog of approximately $391 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $909 million. As of June 30, 2011, we had fully-contracted backlog of approximately $507 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $648 million.
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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the three and six months ended June 30, 2012 and the three months ended June 30, 2011, no one customer accounted for more than ten percent of our total revenue. For the six months ended June 30, 2011, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 10.5% of our total revenue.
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
As a result of our acquisitions in 2011, we now have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense for energy efficiency. Amortization expense for the three and six months ended June 30, 2012, related to customer contracts was $0.6 million and $1.6 million, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of income.
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
Project development costs. Project development costs consist primarily of sales, engineering, legal, finance and third-party expenses directly related to the development of a specific customer opportunity. This also includes associated travel and marketing expenses.We intend to hire additional sales personnel and initiate additional marketing programs as we expand into new regions or complement existing development resources. Accordingly, we expect that our project development costs will continue to increase on a year-over-year basis, but will moderate as a percentage of revenue over time.
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general, administrative and other expenses to continue to increase on a year-over-year basis as we continue to incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance, as well as related to executing our growth plans. For the three and six months ended June 30, 2012, we recorded $0.8 million relating to the sale of an asset. Amortization expense for the three and six months ended June 30, 2012 related to customer relationships, non-compete agreements, technology and trade names was $0.7 million and $1.3 million, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of income.
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
The following are certain critical accounting policies that among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more complete discussion of our critical accounting policies and estimates, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for both the three and six months ended June 30, 2012 was $0.4 million. No interest was capitalized for the three and six months ended June 30, 2011.
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

Results of Operations
Three Months Ended June 30, 2011 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	% of	2012	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$123,786	74.8%	$119,819	73.0%	(3.2)%
Renewable energy revenue	41,696	25.2%	44,281	27.0%	6.2%
	165,482	100.0%	164,100	100.0%	(0.8)%
Direct expenses:
Energy efficiency expenses	102,248		97,873		(4.3)%
Renewable energy expenses	31,082		35,069		12.8%
	133,330	80.6%	132,942	81.0%	(0.3)%
Gross profit	32,152	19.4%	31,158	19.0%	(3.1)%
Total operating expenses	18,794	11.4%	22,899	14.0%	21.8%
Operating income	13,358	8.0%	8,259	5.0%	(38.2)%
Other expenses, net	(989)	(0.6)%	(1,064)	(0.6)%	(7.6)%
Income before provision for income taxes	12,369	7.4%	7,195	4.4%	(41.8)%
Income tax provision	(3,537)	(2.1)%	(2,026)	(1.2)%	(42.7)%
Net income	$8,832	5.3%	$5,169	3.2%	(41.5)%
Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$123,786	$119,819	$(3,967)	(3.2)%
Renewable energy revenue	41,696	44,281	2,585	6.2%
	$165,482	$164,100	$(1,382)	(0.8)%
Total revenue.  We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 74.8% and 73.0% of total revenue for the second quarter of 2011 and 2012, respectively. Total revenue was down slightly from the second quarter of 2011 to the second quarter of 2012, as declines in our Canada and U.S. federal segments were partially offset by incremental revenue attributable to acquisitions made in the second half of 2011 and organic increases in revenue from our U.S. central region and other U.S. regions segments.
Energy efficiency revenue. Energy efficiency revenue decreased by $4.0 million, or 3.2%, in the second quarter of 2012 compared to the second quarter of 2011. Energy efficiency revenue decreased in our Canada and U.S. federal segments by $17.1 million and $3.1 million, respectively, and organically in our other U.S. regions segment by $4.0 million; these decreases were partially offset by incremental revenue attributable to our acquisitions made in the second half of 2011 of $15.4 million and an increase in our U.S. central region segment of $5.4 million.
Renewable energy revenue. Renewable energy revenue increased by 6.2%, or $2.6 million, from the second quarter of 2011 to the second quarter of 2012. Renewable energy revenue from our other U.S. regions segment increased by $13.6 million, of which $4.1 million was attributable to our acquisitions made in the second half of 2011; revenue from sales of integrated-PV increased by $1.3 million. These were partially offset by a decrease in renewable energy revenue in our U.S. federal segment of $14.2 million, primarily due to a decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and has transitioned to its O&M phase. Other segments contributed $1.9 million in increased renewable energy revenue.
Revenue from customers outside the United States, principally Canada, was $13.3 million in the second quarter of 2012, compared with $27.1 million in the second quarter of 2011.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$38,496	$21,455	$(17,041)	(44.3)%
Central U.S. Region	21,783	27,273	5,490	25.2%
Other U.S. Regions	52,042	65,182	13,140	25.2%
Canada	26,955	10,630	(16,325)	(60.6)%
All Other	26,206	39,560	13,354	51.0%
Total	$165,482	$164,100	$(1,382)	(0.8)%

•
Total revenue for the U.S. federal segment decreased from the second quarter of 2011 to the second quarter of 2012 by $17.0 million, or 44.3%, to $21.5 million primarily due to a $12.2 million net decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and transitioned to its O&M phase, and the effects of fewer projects entering the construction phase during 2011 and the first quarter of 2012. We experienced delays during 2011 and continuing through the second quarter of 2012 in converting awarded projects to fully contracted backlog arising, we believe, from implementation and adoption of new enhanced competition rules for federal ESPCs released in the second quarter of 2011.

•
Total revenue for the central U.S. region segment increased from the second quarter of 2011 to the second quarter of 2012 by $5.5 million, or 25.2%, to $27.3 million primarily due to an increase in installation activity as a result of an improved environment in the region for converting awarded projects to signed contracts that we experienced beginning in the first quarter of 2012.

•
Total revenue for the other U.S. regions segment increased from the second quarter of 2011 to the second quarter of 2012 by $13.1 million, or 25.2%, to $65.2 million, primarily due to incremental revenue of $11.9 million attributable to our acquisition of Ameresco Southwest.

•
Total revenue for the Canada segment decreased from the second quarter of 2011 to the second quarter of 2012 by $16.3 million, or 60.6%, to $10.6 million primarily due to the effects of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to fully contracted backlog arising from what we believe was government and municipal customer uncertainty related to election outcomes.

•
Total revenue not allocated to segments and presented as all other increased from the second quarter of 2011 to the second quarter of 2012 by $13.4 million, or 51.0%, to $39.6 million due primarily to incremental revenue from our acquisitions of AEG and AIS, which contributed $7.5 million, as well as to increases in revenue attributable to a higher volume of activity from small scale infrastructure, integrated-PV and O&M.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$123,786	$119,819	$(3,967)	(3.2)%
Renewable energy revenue	41,696	44,281	2,585	6.2%
	165,482	164,100	(1,382)	(0.8)%
Direct expenses:
Energy efficiency expenses	102,248	97,873	(4,375)	(4.3)%
Renewable energy expenses	31,082	35,069	3,987	12.8%
	133,330	132,942	(388)	(0.3)%
Gross profit:	$32,152	$31,158	$(994)	(3.1)%
Energy efficiency gross margin	17.4%	18.3%		0.9%
Renewable energy gross margin	25.5%	20.8%		(4.7)%
Gross profit %	19.4%	19.0%		(0.4)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.6% and 81.7% of corresponding revenue for the three months ended June 30, 2011 and 2012, respectively. Total direct expenses decreased slightly by $0.4 million, or 0.3%, from the second quarter of 2011 to the second quarter of 2012, reflecting a slight decline in revenue combined with lower overall gross profits realized on projects.
Energy efficiency. Energy efficiency gross margin increased from 17.4% in the second quarter of 2011 to 18.3% in the second quarter of 2012. The increase was driven by: new, higher margin projects in our U.S. central region segment; new, higher margin projects and project closeouts, which contribute revenue for which all related direct expenses previously have been incurred, in our other U.S. regions segment; and an improved mix of higher margin offerings attributable to our acquisitions of AEG and AIS in the second half of 2011.
Renewable energy. Renewable energy gross margin decreased from 25.5% in the second quarter of 2011 to 20.8% in the second quarter of 2012. The gross margin in the second quarter of 2012 decreased primarily due to lower margins on our small scale infrastructure operations.
Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	% of	2012	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$165,482		$164,100
Operating expenses:
Salaries and benefits	$8,163	4.9%	$11,559	7.0%	$3,396	41.6%
Project development costs	5,263	3.2%	3,831	2.3%	(1,432)	(27.2)%
General, administrative and other	5,368	3.2%	7,509	4.6%	2,141	39.9%
	$18,794	11.4%	$22,899	13.9%	$4,105	21.8%

Salaries and benefits. Salaries and benefits increased by $3.4 million, or 41.6%, from the second quarter of 2011 to the second quarter of 2012. We implemented a number of strategic initiatives in 2011 to improve our competitive position, including adding key personnel, opening six new offices and completing three acquisitions. In addition, we increased employee resources devoted to early stage business development activities to drive an increase in proposal volume; this increased salaries and benefits as the business opportunities were too early stage to qualify for classification as project development costs or capitalization as project assets, continuing a trend also exhibited in the first quarter of 2012.
Project development costs. Project development costs decreased by $1.4 million, or 27.2%, from the second quarter of 2011 to the second quarter of 2012. The decrease was due to an increase in awarded projects, which reflects our efforts to increase proposal activity and convert awarded projects to fully contracted backlog, thereby allowing us to capitalize more of these costs, continuing a trend also exhibited in the first quarter of 2012.
General, administrative and other. General, administrative and other expenses increased by $2.1 million, or 39.9%, from the second quarter of 2011 to the second quarter of 2012. We experienced a significant increase in general, administrative and other expenses related to public company expenses, such as Sarbanes Oxley compliance, auditing, general compliance, insurance costs, and acquisition-related expenses, including $0.7 million in amortization of intangible assets attributable to our acquisitions of AEG, Ameresco Southwest and AIS.
Other Expenses, Net
The following table shows the activity in other expenses, net for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
(in $'000s)	2011	2012
Interest expense, net of interest income	$(894)	$(925)
Amortization of deferred financing costs	(95)	(139)
	$(989)	$(1,064)
Other expenses, net, in the second quarter of 2012 increased by $0.1 million from the second quarter of 2011.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$7,439	$1,970	$(5,469)	(73.5)%
Central U.S. Region	1,081	3,707	2,626	242.9%
Other U.S. Regions	8,826	10,642	1,816	20.6%
Canada	406	(4,002)	(4,408)	(1,085.7)%
All Other	(5,383)	(5,122)	261	4.8%
Total	$12,369	$7,195	$(5,174)	(41.8)%
Income before taxes decreased from the second quarter of 2011 to the second quarter of 2012 by $5.2 million, or 41.8%, due primarily to the increase in operating expenses combined with a slight decrease in revenue for the reasons described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the second quarter of 2011 to the second quarter of 2012 by $5.5 million, or 73.5%, to $2.0 million. The decrease was primarily due to the decline in revenue described above.

•
Income before taxes for the central U.S. region segment increased from the second quarter of 2011 to the second quarter of 2012 by $2.6 million, or 242.9%, to $3.7 million. The increase was due primarily to improved operating leverage, reflecting reduced operating expenses attributable to cost control initiatives during 2011, combined with the increase in revenue described above.

•
Income before taxes for the other U.S. regions segment increased from the second quarter of 2011 to the second quarter of 2012 by $1.8 million, or 20.6%, to $10.6 million due primarily to the increase in revenue described above.

•
Income before taxes for the Canada segment decreased from the second quarter of 2011 to a loss in the second quarter of 2012 by $4.4 million, or 1,085.7%, to $4.0 million. The decrease was primarily due to the decline in revenue described above combined with higher operating expenses.

•
The loss before taxes not allocated to segments and presented as all other, decreased from the second quarter of 2011 to the second quarter of 2012 by $0.3 million, or 4.8%, to $5.1 million, primarily due to the increase in revenue described above partially offset by increases in corporate overhead. The changes in the expenses allocated to all other from the second quarter of 2011 to the second quarter of 2012 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes decreased by $1.5 million to $2.0 million in the second quarter of 2012 from $3.5 million in the second quarter of 2011. The effective tax rate decreased from 28.6% for the three months ended June 30, 2011 to 28.2% for the three months ended June 30, 2012. The principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income decreased in the second quarter of 2012 by $3.7 million, or 41.5%, to $5.2 million, compared to $8.8 million in the second quarter of 2011 due to lower pre-tax income as explained above and a lower effective tax rate. Earnings per share in the second quarter of 2012 was $0.12 per basic share, representing a decrease of $0.09, or 42.9%, and $0.11 per diluted share, representing a decrease of $0.08, or 42.1%.
Six Months Ended June 30, 2011 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the six months ended June 30, 2012 compared with the same period in 2011:

	Six Months Ended June 30,
	2011	% of	2012	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$229,979	73.7%	$233,202	75.1%	1.4%
Renewable energy revenue	81,923	26.3%	77,471	24.9%	(5.4)%
	311,902	100.0%	310,673	100.0%	(0.4)%
Direct expenses:
Energy efficiency expenses	188,609		187,493		(0.6)%
Renewable energy expenses	63,158		62,798		(0.6)%
	251,767	80.7%	250,291	80.6%	(0.6)%
Gross profit	60,135	19.3%	60,382	19.4%	0.4%
Total operating expenses	38,474	12.3%	48,698	15.6%	26.6%
Operating income	21,661	7.0%	11,684	3.8%	(46.1)%
Other expenses, net	(1,889)	(0.7)%	(2,401)	(0.8)%	(27.1)%
Income before provision for income taxes	19,772	6.3%	9,283	3.0%	(53.0)%
Income tax provision	(5,652)	(1.8)%	(2,609)	(0.8)%	(53.8)%
Net income	$14,120	4.5%	$6,674	2.2%	(52.7)%

Revenue
The following table sets forth a comparison of our revenue by mix for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$229,979	$233,202	$3,223	1.4%
Renewable energy revenue	81,923	77,471	(4,452)	(5.4)%
	$311,902	$310,673	$(1,229)	(0.4)%
Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 73.7% and 75.1% of total revenue in the first six months of 2011 and 2012, respectively. Total revenue decreased by $1.2 million, or 0.4%, in the first six months of 2012 compared to the first six months of 2011 due to lower renewable energy revenue.
Energy efficiency revenue. Energy efficiency revenue increased by $3.2 million, or 1.4%, from the first six months of 2011 to the first six months of 2012. Energy efficiency revenue increased in our other U.S. regions and U.S. central region segments by $18.3 million and $4.2 million, respectively, including $17.9 million in our other U.S. regions segment attributable to our acquisition of Ameresco Southwest in the third quarter of 2011; our acquisitions of AEG and AIS in the second half of 2011 contributed $15.7 million in incremental revenue. These were partially offset by decreases in energy efficiency revenue in our Canada and U.S. federal segments of $23.8 million and $9.7 million, respectively.
Renewable energy revenue. Renewable energy revenue decreased by $4.5 million, or 5.4%, in the first six months of 2012 compared to the first six months of 2011. The improvement in renewable energy revenue in the second quarter of 2012 described above was more than offset by the decrease in the first quarter of 2012, which was primarily due to a decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and had transitioned to its O&M phase.
Revenue from customers outside the United States, principally Canada, was $32.4 million in the first six months of 2012, compared with $51.8 million in the same period of 2011.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$80,565	$43,189	$(37,376)	(46.4)%
Central U.S. Region	39,261	42,721	3,460	8.8%
Other U.S. Regions	89,035	115,748	26,713	30.0%
Canada	51,500	28,266	(23,234)	(45.1)%
All Other	51,541	80,749	29,208	56.7%
Total	$311,902	$310,673	$(1,229)	(0.4)%

•
Total revenue for the U.S. federal segment decreased from the first six months of 2011 to the first six months of 2012 by $37.4 million, or 46.4%, to $43.2 million primarily for the reasons described for the second quarter of 2012 above.

•
Total revenue for the central U.S. region segment increased from the first six months of 2011 to the first six months of 2012 by $3.5 million, or 8.8%, to $42.7 million primarily for the reasons described for the second quarter of 2012 above, which more than offset the decline in the first quarter attributable to the lagged effect of a lower volume of awarded projects during 2011.

•	Total revenue for the other U.S. regions segment increased from the first six months of 2011 to the first six months of

2012 by $26.7 million, or 30.0%, to $115.7 million primarily due to an increase in the size and number of projects under construction, including $23.4 million in incremental revenue attributable to our acquisition of Ameresco Southwest in 2011.

•
Total revenue for the Canada segment decreased from the first six months of 2011 to the first six months of 2012 by $23.2 million, or 45.1%, to $28.3 million primarily for the reasons described for the second quarter of 2012 above.

•
Total revenue not allocated to segments and presented as all other, increased from the first six months of 2011 to the first six months of 2012 by $29.2 million, or 56.7%, to $80.7 million, primarily due to incremental revenue from our acquisitions of AEG and AIS, which contributed $14.7 million, as well as to increases in small scale infrastructure, O&M, and integrated-PV.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$229,979	$233,202	$3,223	1.4%
Renewable energy revenue	81,923	77,471	(4,452)	(5.4)%
	311,902	310,673	(1,229)	(0.4)%
Direct expenses:
Energy efficiency expenses	188,609	187,493	(1,116)	(0.6)%
Renewable energy expenses	63,158	62,798	(360)	(0.6)%
	251,767	250,291	(1,476)	(0.6)%
Gross profit:	$60,135	$60,382	$247	0.4%
Energy efficiency gross margin	18.0%	19.6%		1.6%
Renewable energy gross margin	22.9%	18.9%		(4.0)%
Gross profit %	19.3%	19.4%		0.1%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.0% and 80.4% of corresponding revenue for the six months ended June 30, 2011 and 2012, respectively. Total direct expenses decreased by $1.5 million, or 0.6%, in the first six months of 2012 compared to the same period in 2011 reflecting a slight decline in revenue combined with lower overall gross profits realized on projects.
Energy efficiency. Energy efficiency gross margin increased from 18.0% in the first six months of 2011 to 19.6% in the first six months of 2012 primarily for the reasons described above for the second quarter of 2012 together with project closeouts during the first quarter of 2012.
Renewable energy. Renewable energy gross margin decreased from 22.9% in the first six months of 2011 to 18.9% in the first six months of 2012 primarily for the reasons described above for the second quarter of 2012 together with downward pressure in the first quarter of 2012 caused by additional costs we incurred related to transitioning the Savannah River project to its O&M phase.

Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	% of	2012	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$311,902		$310,673
Operating expenses:
Salaries and benefits	$18,247	5.9%	$25,928	8.3%	$7,681	42.1%
Project development costs	9,665	3.1%	8,047	2.6%	(1,618)	(16.7)%
General, administrative and other	10,562	3.4%	14,723	4.7%	4,161	39.4%
	$38,474	12.3%	$48,698	15.6%	$10,224	26.6%
Salaries and benefits. Salaries and benefits increased by $7.7 million, or 42.1%, from the first six months of 2011 to the first six months of 2012 primarily for the reasons described for the second quarter of 2012 above.
Project development costs. Project development costs decreased by $1.6 million, or 16.7%, from the first six months of 2011 to the first six months of 2012 primarily for the reasons described for the second quarter of 2012 above.
General, administrative and other. General, administrative and other expenses increased by $4.2 million, or 39.4%, from the first six months of 2011 to the first six months of 2012 primarily for the reasons described for the second quarter of 2012 above and included $1.3 million in amortization of intangible assets attributable to our acquisitions of AEG, Ameresco Southwest and AIS.
Other Expenses, Net
The following table shows the activity in other expense, net from the first six months of 2011 compared to the first six months of 2012:

	Six Months Ended June 30,
(in $'000s)	2011	2012
Interest expense, net of interest income	$(1,683)	$(2,129)
Amortization of deferred financing costs	(206)	(272)
	$(1,889)	$(2,401)
Other expenses, net increased by $0.5 million in the first six months of 2012 as compared to first six months of 2011 primarily due to higher average balances on our outstanding borrowings, primarily the term loan portion of our senior secured credit facility, resulting in higher interest expense.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$13,987	$3,258	$(10,729)	(76.7)%
Central U.S. Region	689	4,497	3,808	552.7%
Other U.S. Regions	14,708	19,174	4,466	30.4%
Canada	1,396	(3,883)	(5,279)	(378.2)%
All Other	(11,008)	(13,763)	(2,755)	(25.0)%
Total	$19,772	$9,283	$(10,489)	(53.0)%

Income before taxes decreased from the first six months of 2011 to the first six months of 2012 by $10.5 million, or 53.0%, primarily due to increases in operating expenses as described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the first six months of 2011 to the first six months of 2012 by $10.7 million, or 76.7%, to $3.3 million. The decrease was primarily due to the lower volume of installation activity during the first six months of 2012.

•
Income before taxes for the central U.S. region segment increased from the first six months of 2011 to the first six months of 2012 by $3.8 million, or 552.7%, to $4.5 million primarily for the reasons described for the second quarter of 2012 above.

•
Income before taxes for the other U.S. regions segment increased from the first six months of 2011 to the first six months of 2012 by 30.4%, or $4.5 million, to $19.2 million primarily due to increased revenue as described above.

•
Income before taxes for the Canada segment decreased from the first six months of 2011 to a loss in the first six months of 2012 by $5.3 million, or 378.2%, to $3.9 million due to decreased revenue for the reasons described above, a greater portion of lower gross margin projects in its revenue mix and to higher operating expenses.

•
The loss before taxes not allocated to segments and presented as all other, decreased from the first six months of 2011 to the first six months of 2012 by $2.8 million, or 25.0%, to $13.8 million primarily due to increases in corporate overhead. The changes in the expenses allocated to all other from the first six months of 2011 to first six months of 2012 were consistent with the overall change in consolidated operating expenses discussed above.

Provision for Income Taxes
The provision for income taxes decreased by $3.1 million to $2.6 million in the first six months of 2012 from $5.7 million in the first six months of 2011. The effective tax rate decreased to 28.1% for the first six months of 2012 from 28.6% in the first six months of 2011. The principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own.
Net Income
Net income decreased by $7.4 million, or 52.7%, in the first six months of 2012 to $6.7 million, compared to $14.1 million in the first six months of 2011, due to lower pre-tax income. Earnings per share in the first six months of 2012 was $0.15 per basic share, representing a decrease of $0.19, or 55.9%, and $0.14 per diluted share, representing a decrease of $0.17, or 54.8%. The weighted-average number of basic and diluted shares increased by 6.0% and 1.9%, respectively, for the same reasons as for the second quarter of 2012 discussed above.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through 2013 and thereafter.
Three Months Ended June 30, 2011 and 2012
Cash flows from operating activities. Operating activities provided $6.3 million of net cash during the three months ended June 30, 2012. During that period, we had net income of $5.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $4.6 million. Federal ESPC financing (net of restricted cash draws), accounts payable, total billings and costs in excess of estimated earnings and income taxes payable provided $18.4 million. These were offset by net decreases in accounts receivable including retainage, inventory, prepaid expenses and other current assets, project development costs, other assets and other current liabilities, which used $21.9 million in cash.
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
Cash flows from investing activities. Cash used for investing activities during the three months ended June 30, 2012 totaled $10.8 million. Development of our renewable energy plants used $9.7 million; in addition, we invested $1.1 million in purchases of other property and equipment.
Cash used for investing activities during the three months ended June 30, 2011 totaled $9.0 million, primarily related to the development of renewable energy plants, and $0.9 million related to purchases of other property and equipment.
Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Cash flows from financing activities. Net cash used by financing activities during the three months ended June 30, 2012 totaled $4.9 million. Most of this was due to investments in restricted cash of $3.4 million, payments of $1.4 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and payments on long term debt of $1.3 million. These were partially offset by excess tax benefits from stock-based compensation arrangements and proceeds from exercises of options.
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
Six Months Ended June 30, 2011 and 2012
Cash flows from operating activities. Operating activities provided $39.5 million of net cash during the six months ended June 30, 2012. During that period, we had net income of $6.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $8.8 million. Accounts receivable including retainage, estimated earnings in excess of billings, other liabilities and income taxes payable provided $38.7 million. However net decreases in restricted cash draws (net of Federal ESPC financing), inventory, prepaid expenses and other current assets, project development costs, other assets and accounts payable and accrued expenses used $14.7 million in cash.
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
Cash flows from investing activities. Cash used for investing activities during the six months ended June 30, 2012 totaled $18.2 million, and consisted of capital investments of $19.7 million related to the development of renewable energy plants and $2.4 million related to purchases of other property and equipment. Offsetting these amounts were $3.8 million of Section 1603 and other rebates received during the period.
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
Cash flows from financing activities. Net cash used by financing activities during the six months ended June 30, 2012 totaled $18.6 million. This was due to payments of $7.9 million on the term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below), settlement of the book overdraft of $7.3 million, investments in restricted cash of $4.8 million and repayment of $2.1 million of long-term project debt. These were partially offset by excess tax benefits from stock-based compensation arrangements of $1.7 million and proceeds from exercises of options of $1.8 million.
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
On June 30, 2011, we again amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At June 30, 2012, $34.3 million was outstanding under the term loan and no amount was outstanding under the revolving credit facility. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million together with accrued but unpaid interest, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2012, we had outstanding $54.1 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2027. One loan totaling $5.1 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2011, we had outstanding $56.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2024.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $131.7 million and $109.6 million in principal amounts at June 30, 2012 and December 31, 2011, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2012 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2012:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Term Loan	34,286	5,714	11,429	17,143	—
Project Financing:
Construction and term loans	54,149	6,554	9,102	8,039	30,454
Federal ESPC receivable financing (1)	131,665	—	131,665	—	—
Interest obligations (2)	26,648	5,251	7,815	5,650	7,932
Operating leases	9,381	3,101	3,566	2,124	590
Total	$256,129	$20,620	$163,577	$32,956	$38,976

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

(2)	For the term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2012 remains constant for the term of the facility.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to us.
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
Interest Rate Risk
We had cash and cash equivalents totaling $28.9 million as of June 30, 2012 and $26.3 million as of December 31, 2011. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.

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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2011, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million which we recorded as a decrease in accumulated other comprehensive income. For the six months ended June 30, 2012, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $0.1 million, which we recorded as a decrease in accumulated other comprehensive loss.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and discussed below.
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
We expect that our remediation efforts will continue throughout fiscal year 2012. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and upgrade or enhance existing internal controls as our business grows. For example, we implemented the following changes in our internal control over financial reporting since the end of the first quarter of 2012:

•	we hired a director of business services and project accounting, who we expect will begin employment in the third quarter of 2012; and

•	we have restructured our accounting organization to improve the efficiency and adequacy of review processes, which we will begin implementing in the third quarter of 2012.

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
Item 1A. Risk Factors
Except as set forth below, as of June 30, 2012, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.
We may be liable for duties on certain solar products imported from the People's Republic of China, or PRC.
On May 25, 2012, the U.S. Department of Commerce, or Commerce, began imposing anti-dumping and countervailing duties of 249.96%, as applied to us, and 3.61%, respectively, on the value of imports of solar cells manufactured in the PRC, including solar modules containing such cells, effective retroactively 90 days to February 25, 2012. Since February 25, 2012, we have received shipments of solar modules subject to these duties with an aggregate value of approximately $3.4 million, comprising approximately $2.2 million relating to shipments received during the 90-day retroactive period and $1.2 million relating to shipments received since May 25, 2012. Commerce and the International Trade Commission are not expected to make a final determination until the fourth quarter of 2012 whether to impose the anti-dumping duty retroactively. In addition, there are procedural avenues for seeking a separate and reduced anti-dumping duty rate, several of which have been granted at a rate of approximately 31%.
As of July 2012, we have ceased imports of modules containing PRC solar cells, and have arranged for production of modules utilizing non-PRC cells, thus eliminating the imposition of these duties on further shipments. In addition, we are monitoring and evaluating our alternatives for participating in the process for reaching the final determination of whether to impose the anti-dumping duty retroactively 90 days and potentially obtaining a separate and reduced anti-dumping duty rate, though we can provide no assurance that the retroactive period will be eliminated nor that we will obtain such a rate. Depending on whether the 90-day retroactive period is made final and whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, we may be liable for duties of up to approximately $8.7 million.
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

AMERESCO, INC.
Date: August 8, 2012	By:	/s/ Andrew B. Spence
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
101***
The following condensed consolidated financial statements from Ameresco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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