Form 10-Q
period 2012-09-30
Ameresco, Inc.
filed 2012-11-09
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 2, 2012
Class A Common Stock, $0.0001 par value per share	27,081,880
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,277,366	$26,176,800
Restricted cash	12,372,356	15,771,219
Accounts receivable, net	109,296,773	103,092,925
Accounts receivable retainage	26,089,216	21,059,147
Costs and estimated earnings in excess of billings	69,251,022	63,136,398
Inventory, net	8,635,633	7,093,211
Prepaid expenses and other current assets	8,992,963	8,310,732
Income tax receivable	9,662,771	7,851,575
Deferred income taxes	6,456,671	7,409,218
Project development costs	6,027,689	8,262,787
Total current assets	283,062,460	268,164,012
Federal ESPC receivable	110,212,186	138,557,444
Property and equipment, net	7,086,164	9,245,310
Project assets, net	177,854,734	197,638,679
Deferred financing fees, net	2,994,692	2,812,625
Goodwill	47,881,346	50,317,305
Intangible assets, net	12,727,528	10,390,246
Other assets	3,778,357	4,573,877
	362,535,007	413,535,486
	$645,597,467	$681,699,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,563,983	$11,363,774
Accounts payable	93,506,089	79,153,405
Accrued expenses and other current liabilities	8,917,723	12,827,600
Book overdraft	7,297,122	—
Billings in excess of cost and estimated earnings	26,982,858	28,246,514
Total current liabilities	148,267,775	131,591,293
Long-term debt, less current portion	196,401,588	223,977,467
Deferred income taxes	29,953,103	29,526,453
Deferred grant income	6,024,099	6,694,046
Other liabilities	28,529,867	30,860,993
	$260,908,657	$291,058,959
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,	September 30,
	2011	2012
		(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and September 30, 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,713,837 shares issued and 25,880,553 outstanding at December 31, 2011, 31,865,164 shares issued and 27,031,880 outstanding at September 30, 2012	3,071	3,186
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2011 and September 30, 2012	1,800	1,800
Additional paid-in capital	86,067,852	93,987,142
Retained earnings	161,335,621	174,780,969
Accumulated other comprehensive loss	(1,868,352)	(612,594)
Minority interest	63,614	71,314
Less - treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	236,421,035	259,049,246
	$645,597,467	$681,699,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2011	2012
	(Unaudited)
Revenue:
Energy efficiency revenue	$188,718,434	$108,418,955
Renewable energy revenue	39,085,134	55,487,250
	227,803,568	163,906,205
Direct expenses:
Energy efficiency expenses	155,890,159	87,898,560
Renewable energy expenses	32,058,319	41,205,349
	187,948,478	129,103,909
Gross profit	39,855,090	34,802,296
Operating expenses:
Salaries and benefits	10,984,929	12,441,502
Project development costs	5,174,930	4,288,657
General, administrative and other	7,286,542	7,362,802
	23,446,401	24,092,961
Operating income	16,408,689	10,709,335
Other expenses, net (Note 9)	(1,359,913)	(1,254,217)
Income before provision for income taxes	15,048,776	9,455,118
Income tax provision	(2,690,196)	(2,683,936)
Net income	$12,358,580	$6,771,182
Net income per share attributable to common shareholders:
Basic	$0.29	$0.15
Diluted	$0.27	$0.15
Weighted average common shares outstanding:
Basic	43,116,861	44,788,160
Diluted	46,308,032	46,247,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2011	2012
	(Unaudited)
Revenue:
Energy efficiency revenue	$418,697,750	$341,620,742
Renewable energy revenue	121,007,530	132,958,737
	539,705,280	474,579,479
Direct expenses:
Energy efficiency expenses	344,499,360	275,391,607
Renewable energy expenses	95,216,122	104,003,905
	439,715,482	379,395,512
Gross profit	99,989,798	95,183,967
Operating expenses:
Salaries and benefits	29,232,330	38,369,446
Project development costs	14,839,723	12,335,875
General, administrative and other	17,848,103	22,085,897
	61,920,156	72,791,218
Operating income	38,069,642	22,392,749
Other expenses, net (Note 9)	(3,248,919)	(3,654,948)
Income before provision for income taxes	34,820,723	18,737,801
Income tax provision	(8,341,730)	(5,292,453)
Net income	$26,478,993	$13,445,348
Net income per share attributable to common shareholders:
Basic	$0.63	$0.30
Diluted	$0.58	$0.29
Weighted average common shares outstanding:
Basic	42,275,367	44,492,509
Diluted	45,377,104	46,010,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2011	2012
	(Unaudited)
Net income	$12,358,580	$6,771,182
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax	(1,775,890)	(150,084)
Foreign currency translation adjustment	(2,267,225)	1,086,724
Total other comprehensive (loss) income	(4,043,115)	936,640
Comprehensive income	$8,315,465	$7,707,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2011	2012
	(Unaudited)
Net income	$26,478,993	$13,445,348
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedge, net of tax	(1,991,877)	297,950
Foreign currency translation adjustment	(1,377,463)	957,808
Total other comprehensive (loss) income	(3,369,340)	1,255,758
Comprehensive income	$23,109,653	$14,701,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

												Accumulated
	Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Minority	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
Balance, December 31, 2011	—	$—	18,000,000	$1,800	30,713,837	$3,071	$86,067,852	$161,335,621	4,833,284	$(9,182,571)	$63,614	$(1,868,352)	$236,421,035
Exercise of stock options	—	—	—	—	1,151,327	115	3,016,141	—	—	—	—	—	3,016,256
Stock-based compensation expense, including excess tax benefits of $2,375,223	—	—	—	—	—	—	4,903,149	—	—	—	—	—	4,903,149
Changes in minority interest in foreign subsidiary	—	—	—	—	—	—	—	—	—	—	7,700	—	7,700
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	957,808	957,808
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	297,950	297,950
Net income	—	—	—	—	—	—	—	13,445,348	—	—	—	—	13,445,348
Balance, September 30, 2012	—	$—	18,000,000	$1,800	31,865,164	$3,186	$93,987,142	$174,780,969	4,833,284	$(9,182,571)	$71,314	$(612,594)	$259,049,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$12,358,580	$6,771,182
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	2,676,004	2,903,901
Depreciation of property and equipment	845,947	721,330
Amortization of deferred financing fees	106,776	95,667
Amortization of intangible assets	501,000	1,113,033
Provision for bad debts	154	6,024
Stock-based compensation expense	432,624	853,866
Deferred income taxes	4,097,831	(951,974)
Excess tax benefits from stock-based compensation arrangements	(1,819,749)	(723,710)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	20,465,804	5,688,561
Accounts receivable	(45,257,456)	(5,633,607)
Accounts receivable retainage	(915,906)	3,150,711
Federal ESPC receivable	(21,910,697)	(2,569,522)
Inventory	439,704	2,052,646
Costs and estimated earnings in excess of billings	2,294,809	(5,950,854)
Prepaid expenses and other current assets	(1,149,248)	2,564,642
Project development costs	(1,383,993)	(1,078,080)
Other assets	(1,554,165)	312,248
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	38,898,718	(2,942,065)
Billings in excess of cost and estimated earnings	4,517,219	(7,286,785)
Other liabilities	(4,679,466)	2,826,363
Income taxes payable	1,352,618	1,155,924
Net cash provided by operating activities	10,317,108	3,079,501
Cash flows from investing activities:
Purchases of property and equipment	(863,145)	(1,715,410)
Purchases of project assets	(16,837,529)	(11,604,966)
Grant awards and rebates received on project assets	—	395,007
Acquisitions, net of cash received	(60,953,588)	(3,677,393)
Net cash used in investing activities	$(78,654,262)	$(16,602,762)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended September 30,
	2011	2012
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$1,819,749	$723,710
Payments of financing fees	(78,924)	(164,753)
Proceeds from exercises of options	905,557	1,216,985
Net proceeds from senior secured credit facility	41,571,429	12,017,429
Restricted cash	(1,136,862)	(1,454,199)
Payments on long-term debt	(1,444,018)	(1,245,455)
Net cash provided by financing activities	41,636,931	11,093,717
Effect of exchange rate changes on cash	(1,347,221)	(303,643)
Net decrease in cash and cash equivalents	(28,047,444)	(2,733,187)
Cash and cash equivalents, beginning of period	59,782,193	28,909,987
Cash and cash equivalents, end of period	$31,734,749	$26,176,800
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,246,530	$2,073,848
Income taxes	$1,764,698	$753,889
Acquisitions, net of cash received:
Accounts receivable	$18,287,718	$320,997
Costs and estimated earnings in excess of billings	11,269,294	—
Prepaid expenses and other current assets	95,674	107,715
Property and equipment	604,637	43,115
Project assets	6,970,185	—
Goodwill	21,262,668	2,291,163
Intangible assets	13,722,000	1,712,021
Other assets	52,062	100
Accounts payable and accrued expenses	(7,175,650)	(605,869)
Billings in excess of cost and estimated earnings	—	(160,939)
Deferred tax liabilities	(2,500,000)	—
Other liabilities	(1,635,000)	(30,910)
	$60,953,588	$3,677,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$26,478,993	$13,445,348
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of project assets	7,126,617	8,359,908
Depreciation of property and equipment	1,927,669	2,002,804
Amortization of deferred financing fees	312,431	367,145
Amortization of intangible assets	501,000	4,084,055
Provision for bad debts	24,374	83,767
Gain on sale of asset	—	(800,000)
Stock-based compensation expense	2,027,200	2,527,926
Deferred income taxes	7,243,425	(1,458,605)
Excess tax benefits from stock-based compensation arrangements	(5,721,385)	(2,375,223)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	98,682,379	29,841,218
Accounts receivable	(57,839,917)	6,936,036
Accounts receivable retainage	(580,598)	5,230,093
Federal ESPC receivable	(95,550,030)	(28,345,258)
Inventory	(1,543,288)	1,542,422
Costs and estimated earnings in excess of billings	(8,600,351)	6,246,532
Prepaid expenses and other current assets	(1,812,750)	885,482
Project development costs	(623,548)	(2,234,165)
Other assets	(1,758,820)	(629,034)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	16,997,701	(11,702,805)
Billings in excess of cost and estimated earnings	4,189,191	957,105
Other liabilities	97,928	3,351,544
Income taxes payable	(3,336,415)	4,239,382
Net cash (used in) provided by operating activities	(11,758,194)	42,555,677
Cash flows from investing activities:
Purchases of property and equipment	(2,669,779)	(4,096,980)
Purchases of project assets	(31,558,420)	(31,303,607)
Grant awards and rebates received on project assets	6,695,711	4,233,773
Acquisitions, net of cash received	(60,953,588)	(3,677,393)
Additional purchase price paid on 2010 acquisition (Note 3)	(1,956,366)	—
Net cash used in investing activities	$(90,442,442)	$(34,844,207)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended September 30,
	2011	2012
	(Unaudited)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$5,721,385	$2,375,223
Book overdraft	—	(7,297,122)
Payments of financing fees	(623,213)	(185,078)
Proceeds from exercises of options	4,907,645	3,016,256
Net proceeds from senior secured credit facility	81,571,429	4,160,287
Proceeds from long-term debt financing	5,500,089	—
Minority interest	—	7,700
Restricted cash	(2,812,428)	(6,252,306)
Payments on long-term debt	(3,998,627)	(3,380,412)
Net cash provided by (used in) financing activities	90,266,280	(7,555,452)
Effect of exchange rate changes on cash	(1,021,916)	(256,584)
Net decrease in cash and cash equivalents	(12,956,272)	(100,566)
Cash and cash equivalents, beginning of year	44,691,021	26,277,366
Cash and cash equivalents, end of period	$31,734,749	$26,176,800
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,063,570	$4,100,251
Income taxes	$6,800,454	$1,260,810
Acquisitions, net of cash received:
Accounts receivable	$18,287,718	$320,997
Costs and estimated earnings in excess of billings	11,269,294	—
Prepaid expenses and other current assets	95,674	107,715
Property and equipment	604,637	43,115
Project assets	6,970,185	—
Goodwill	21,262,668	2,291,163
Intangible assets	13,722,000	1,712,021
Other assets	52,062	100
Accounts payable and accrued expenses	(7,175,650)	(605,869)
Billings in excess of cost and estimated earnings	—	(160,939)
Deferred income taxes	(2,500,000)	—
Other liabilities	(1,635,000)	(30,910)
	$60,953,588	$3,677,393
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
The condensed consolidated financial statements as of December 31, 2011 and September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, include the accounts of Ameresco Inc., its wholly-owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, and notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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
There were no book overdrafts as of September 30, 2012.
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the nine months ended September 30, 2011 and 2012 are as follows:

	Nine Months Ended September 30,
	2011	2012
Allowance for doubtful accounts, beginning of period	$1,677,278	$1,135,391
Charges to costs and expenses	24,374	83,767
Account write-offs and other	4,915	(124,634)
Allowance for doubtful accounts, end of period	$1,706,567	$1,094,524
At December 31, 2011 and September 30, 2012, no one customer accounted for more than 10% of the Company's total accounts receivable.
During the three and nine months ended September 30, 2011 and 2012, no one customer accounted for more than 10% of the Company's total revenue.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three and nine months ended September 30, 2012 was $252,879 and $687,305, respectively. No interest was capitalized for the three and nine months ended September 30, 2011.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company received $6,695,711 in Section 1603 grants during the nine months ended September 30, 2011, and $395,007 and $2,946,773 in Section 1603 grants during the three and nine months ended September 30, 2012, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,024,099 and $6,694,046 in the accompanying condensed consolidated balance sheets at December 31, 2011 and September 30, 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying condensed consolidated statements of cash flows. The Company received a rebate of $1,287,000 during the nine months ended September 30, 2012. No rebates were received during the nine months ended September 30, 2011.

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
During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of each of Applied Energy Group ("AEG") and APS Energy Services, Inc. (now known as "Ameresco Southwest"). During the fourth quarter of 2011, the Company entered into an asset purchase agreement to acquire the xChangePoint® and energy projects businesses of Energy and Power Solutions, Inc. ("EPS") (now known as "Ameresco Intelligent Systems", or "AIS"). During the third quarter of 2012, the Company's wholly owned subsidiary Ameresco Canada Inc. entered into a stock purchase agreement to acquire 100% of the capital stock of FAME Facility Software Solutions, Inc. ("FAME"). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of AEG resulted in the Company recording goodwill totaling $8,728,169. For the acquisition of Ameresco Southwest, the Company recorded goodwill of $16,545,434. For the acquisition of AIS, the Company recorded goodwill of $1,549,467. The acquisition of FAME resulted in the Company recording goodwill totaling $2,291,163. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fourteen years from their respective acquisition dates. See Notes 3 and 4 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations ("AROs") when such obligations are incurred. The liability is estimated on a number of assumptions requiring management's judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income. As of December 31, 2011 and September 30, 2012, the Company had no AROs.
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
At December 31, 2011 and September 30, 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the year ended December 31, 2011 or during the nine months ended September 30, 2012.
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
The Company's financial instruments include cash and cash equivalents, book overdrafts, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, book overdrafts, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2012, the carrying value of the Company's fixed-rate long-term debt exceeds its fair value by approximately $4,904,716. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Basic and diluted net income	$12,358,580	$6,771,182	$26,478,993	$13,445,348
Basic weighted-average shares outstanding	43,116,861	44,788,160	42,275,367	44,492,509
Effect of dilutive securities:
Preferred stock	—	—	—	—
Stock options	3,191,171	1,459,079	3,101,737	1,517,629
Diluted weighted-average shares outstanding	46,308,032	46,247,239	45,377,104	46,010,138

For the three and nine months ended September 30, 2011, 694,688 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares as the effect would be anti-dilutive. For the three and nine months ended September 30, 2012, 691,688 shares of common stock related to stock options were excluded from the calculation of dilutive shares as the effect would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company's corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended September 30, 2011 and 2012, unallocated corporate expenses were $10,259,457 and $11,244,873, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2011 and 2012, was $194,499 and $6,370,389, respectively. For the nine months ended September 30, 2011 and 2012, unallocated corporate expenses were $28,636,642 and $33,899,622, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2011 and 2012, was $7,564,040 and $15,261,663, respectively. See Note 12 for additional disclosures.
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
In July 2012, the Company's wholly owned subsidiary Ameresco Canada Inc. acquired FAME, a privately held company offering infrastructure asset management solutions serving both public and private sector customers primarily in western Canada. The Company made a cash payment of $4,486,950 to acquire all of the outstanding stock of FAME. The Company deposited $900,000 of the purchase price with a third-party escrow agent as security for the selling stockholders' indemnification obligations under the terms of the acquisition agreement.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company's acquisitions in 2010, 2011 and 2012 were accounted for using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. In the Quantum acquisition, identified intangible assets had de minimis value as the Company was primarily acquiring an assembled workforce in addition to the tangible net assets identified below. For the 2011 and 2012 acquisitions, intangible assets identified have been recorded and are being amortized over periods ranging from one to fourteen years. See Note 4 for additional information.

	2011			2012
	AEG	Ameresco Southwest	AIS	FAME
Cash	$314,642	$—	$—	$809,557
Accounts receivable	4,138,015	14,149,703	—	320,997
Costs and estimated earnings in excess of billings	—	11,269,294	163,340	—
Inventory	—	—	47,193	—
Prepaid expenses and other current assets	62,345	33,329	—	107,715
Project development costs	—	—	130,044	—
Property and equipment and project assets	7,301	6,447,299	216,297	43,115
Goodwill	8,728,169	16,545,434	1,549,467	2,291,163
Intangible assets	4,904,000	7,019,000	2,557,000	1,712,021
Other assets	52,062	—	—	100
Accounts payable	(1,610,734)	(1,992,748)	—	(5,713)
Accrued liabilities	(1,011,032)	(3,414,198)	(65,627)	(600,156)
Billings in excess of cost and estimated earnings	—	—	(100,573)	(160,939)
Deferred taxes and other liabilities	(3,591,532)	—	—	(30,910)
Purchase price	$11,993,236	$50,057,113	$4,497,141	$4,486,950
Total, net of cash received	$11,678,594	$50,057,113	$4,497,141	$3,677,393
Total fair value of consideration	$11,993,236	$50,057,113	$4,497,141	$4,486,950
The allocation of the purchase price for the 2012 acquisition is preliminary and based on management's current best estimates.
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

	Three Months Ended September 30, 2012
	AEG	Ameresco Southwest	AIS
Revenue	$4,016,327	$14,595,348	$1,998,577
Pre-tax income (loss)	$169,900	$1,504,066	$(281,288)

	Nine Months Ended September 30, 2012
	AEG	Ameresco Southwest	AIS
Revenue	$12,716,577	$37,986,302	$8,015,249
Pre-tax income (loss)	$817,837	$2,775,583	$(241,073)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The acquisition related information above, as well as the supplemental pro forma unaudited information that follows, does not include any data related to the 2012 FAME acquisition as this has been deemed immaterial to the Company. The following supplemental pro forma unaudited information has been prepared for informational purposes only and is intended to represent or be indicative of what would have occurred had the acquisitions been completed on January 1, 2011, and are not indicative of any future results. Financial information for the period prior to the dates of the acquisitions have been provided by the sellers for purposes of this pro forma unaudited presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	Pro forma	Actual	Pro forma	Actual
Revenue	$238,048,397	$163,906,205	$592,947,701	$474,579,479
Income	$12,312,191	$6,771,182	$25,082,193	$13,445,348
Basic earnings per share	$0.29	$0.15	$0.59	$0.30
Diluted earnings per share	$0.27	$0.15	$0.55	$0.29
4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. There was one acquisition during the three and nine months ended September 30, 2012. Goodwill consisted of the following at December 31, 2011 and September 30, 2012:

	December 31, 2011	Acquisitions	Foreign Currency Translation and Other Adjustments	September 30, 2012
U.S. Federal	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	—	—	1,972,415
Other U.S. Regions	21,736,140	—	—	21,736,140
Canada	2,874,383	2,291,163	144,796	5,310,342
All Other	17,923,441	—	—	17,923,441
Total	$47,881,346	$2,291,163	$144,796	$50,317,305
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset. The following table presents intangible asset balances included in total assets by segment. There was one acquisition during the three and nine months ended September 30, 2012. Intangible assets, net, consisted of the following as of December 31, 2011 and September 30, 2012:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	December 31, 2011	Acquisitions	2012 Amortization	Foreign Currency Translation	September 30, 2012
Other U.S. Regions:
Customer contracts	$1,060,433	$—	$(1,060,433)	$—	$—
Customer relationships	3,240,593	—	(826,219)	—	2,414,374
Non-compete agreements	1,393,575	—	(412,755)	—	980,820
Technology	200,582	—	(38,940)	—	161,642
Canada:
Customer contracts	—	509,518	(41,554)	10,001	477,965
Customer relationships	—	157,542	(2,654)	3,310	158,198
Non-compete agreements	—	290,156	(9,811)	5,991	286,336
Technology	—	677,031	(29,615)	13,835	661,251
Trade names	—	77,774	(2,214)	1,615	77,175
All Other:
Customer contracts	2,551,124	—	(931,810)	—	1,619,314
Customer relationships	2,073,478	—	(117,858)	—	1,955,620
Non-compete agreements	398,222	—	(74,667)	—	323,555
Technology	1,386,506	—	(410,053)	—	976,453
Trade names	423,015	—	(125,472)	—	297,543
Total	$12,727,528	$1,712,021	$(4,084,055)	$34,752	$10,390,246
Amortization expense for the three and nine months ended September 30, 2012, related to customer contracts was $400,084 and $2,033,797, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of income. Amortization expense for the three and nine months ended September 30, 2012 related to customer relationships, non-compete agreements, technology and trade names was $712,949 and $2,050,258, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of income.
5. INCOME TAXES
The provision for income taxes was $2,690,196 and $2,683,936, for the three months ended September 30, 2011 and 2012, respectively. The provision for income taxes was $8,341,730 and $5,292,453, for the nine months ended September 30, 2011 and 2012, respectively. The effective tax rate was 17.9% for the three months ended September 30, 2011 and 28.4% for the three months ended September 30, 2012. The effective tax rate was 24.0% for the nine months ended September 30, 2011 and 28.2% for the nine months ended September 30, 2012. The tax rate for the third quarter of 2011 included a net tax benefit of $936,389 relating to accrued interest on tax positions that were resolved during the related period. The tax rate for the third quarter of 2012 included a net tax expense of $1,820,848 including $49,060 of interest relating to an increase in the reserve for uncertain tax positions recorded during the period.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan"), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of September 30, 2012, the Company had granted options to purchase 964,144 shares of Class A common stock under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At September 30, 2012, 9,039,574 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	5,424,612	$5.151
Granted	706,644	11.782
Exercised	(1,151,327)	2.620
Forfeited	(36,968)	5.681
Outstanding at September 30, 2012	4,942,961	$6.684
Options exercisable at September 30, 2012	3,292,991	$4.671
Expected to vest at September 30, 2012	1,602,873	$10.809
Options exercisable at December 31, 2011	3,896,512	$3.773

The weighted-average remaining contractual life of all options expected to vest at September 30, 2012 was 8.41 years. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $11,714,891.
The following table summarizes information about stock options outstanding at September 30, 2012:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	1.500	20,000	0.33	1.500	20,000	1.500
2000 Plan	1.750	110,999	0.78	1.750	110,999	1.750
2000 Plan	1.875	112,500	0.98	1.875	112,500	1.875
2000 Plan	2.750	454,231	1.76	2.750	448,231	2.750
2000 Plan	3.000	41,600	2.32	3.000	41,600	3.000
2000 Plan	3.250	603,904	3.44	3.250	603,904	3.250
2000 Plan	3.410	676,692	4.27	3.410	676,692	3.410
2000 Plan	4.220	383,109	4.90	4.220	356,609	4.220
2000 Plan	6.055	976,500	6.74	6.055	602,500	6.055
2010 Plan	10.750	76,995	9.67	10.750	—	10.750
2010 Plan	10.950	140,000	8.96	10.950	28,000	10.950
2010 Plan	11.630	155,093	9.71	11.630	—	11.630
2010 Plan	11.980	499,650	9.57	11.980	—	11.980
2000 Plan	13.045	603,000	7.57	13.045	271,350	13.045
2010 Plan	14.810	60,000	8.65	14.810	12,000	14.810
2010 Plan	16.290	28,688	8.32	16.290	8,606	16.290
		4,942,961			3,292,991

During the nine months ended September 30, 2012, a total of 1,151,327 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.62 per share. Cash received from option exercises under all stock-based payment arrangements for the nine months ended September 30, 2012 was $3,016,256.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2011 and 2012:

	Year Ended December 31,	Nine Months Ended September 30,
	2011	2012
Future dividends	$ -	$ -
Risk-free interest rate	1.35%-2.58%	0.82%-1.25%
Expected volatility	32%-33%	32%
Expected life	6.0-6.5 years	6.5 years

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
For the three months ended September 30, 2011 and 2012, the Company recorded stock-based compensation expense of approximately $432,624 and $853,866, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2011 and 2012, the Company recorded stock-based compensation expense of approximately $2,027,200 and $2,527,926, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying condensed consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of September 30, 2012, there was approximately $7,541,614 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.36 years.
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On February 27, 2009, the Company received notice of a default termination from a customer for which the Company was performing construction services. The customer sought reprocurement costs of approximately $6.8 million. The dispute involved the customer's assertion of its understanding of the contractual scope of work involved and the completion date of the project. The Company disputed the customer's assertion as it believes that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, the Company filed a motion for summary judgment as to a portion of the complaint. In March 2010, the customer filed its response. In May 2012, the Company filed its affirmative claim for outstanding pre-termination amounts owed to it in an aggregate amount of approximately $3.9 million. In August 2012, the Company and the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

customer entered into a settlement agreement under which the customer agreed to change the termination for default to termination for convenience. Neither party paid the other party any amount and each party unconditionally waived any charges against the other.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping and countervailing duty investigations of imports of solar cells manufactured in the People's Republic of China ("PRC"), including solar modules containing such cells. Commerce's final determination confirmed its previously published anti-dumping duty of 249.96%, in the case of the Company, and increased its countervailing duty from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. Under Commerce's determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the date each preliminary decision was published to February 25, 2012 and December 21, 2011, respectively. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. Since early 2012, the Company has been importing solar modules containing PRC cells, though it ceased doing so in July 2012 in response to these duties. The Company is monitoring and evaluating its alternatives for obtaining a separate and reduced anti-dumping duty rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, the Company may be liable for combined duties of up to approximately $3.3 million.
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
Related to the Company's acquisition of FAME in the third quarter of 2012 (see Note 3), the former stockholders of FAME, who are now employees of the Company, may be entitled to receive up to an estimated $865,000 in additional consideration if FAME meets certain financial performance milestones.
8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company's assets at December 31, 2011 and September 30, 2012 and revenues from sales to unaffiliated customers for the three and nine months ended September 30, 2011 and 2012 between those in the United States and those in other locations, is as follows:

	December 31,	September 30,
	2011	2012
Assets:
United States	$576,695,791	$611,550,045
Canada	68,321,537	69,962,338
Other	580,139	187,115
	$645,597,467	$681,699,498

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
United States	$189,745,710	$146,197,073	$449,089,445	$424,454,798
Canada	37,235,830	16,141,540	89,063,210	44,433,346
Other	822,028	1,567,592	1,552,625	5,691,335
	$227,803,568	$163,906,205	$539,705,280	$474,579,479

9. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Interest expense, net of interest income	$(1,253,137)	$(1,158,550)	$(2,936,488)	$(3,287,803)
Amortization of deferred financing fees	(106,776)	(95,667)	(312,431)	(367,145)
	$(1,359,913)	$(1,254,217)	$(3,248,919)	$(3,654,948)
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
The following table presents the input level used to determine the fair values of the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012:

		Fair Value as of
		December 31,	September 30,
	Level	2011	2012
Liabilities:
Interest rate swap instruments	2	6,711,961	$7,152,044
Contingent consideration	3	2,734,464	$2,766,994
Total liabilities		$9,446,425	$9,919,038

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

participant's view of the risk associated with the obligation. The fair value of the contingent consideration is adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time.
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended September 30, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of December 31, 2011		As of September 30, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$81,363,626	$79,497,563	$66,819,949	$71,724,665
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the year ended December 31, 2011 or for the nine months ended September 30, 2012.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2011 and September 30, 2012, the following table presents information about the fair value amounts of the Company's derivative instruments:

	Liability Derivatives as of
	December 31, 2011		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$6,711,961	Other liabilities	$7,152,044
 There were no derivatives not designated as hedging instruments for the three months ended September 30, 2011 and 2012.
The following table presents information about the effects of the Company's derivative instruments on the condensed consolidated statements of comprehensive income:

	As of September 30, 2012
	Gain Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$297,950	$(1,473,192)

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The "all other" category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

the Company's corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended September 30, 2011 and 2012, unallocated corporate expenses were $10,259,457 and $11,244,873, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2011 and 2012, was $194,499 and $6,370,389, respectively. For the nine months ended September 30, 2011 and 2012, unallocated corporate expenses were $28,636,642 and $33,899,622, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2011 and 2012, was $7,564,040 and $15,261,663, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).
The Company's business segments had the following operational results for the three months ended September 30, 2012 and 2011:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$16,193,420	$23,954,729	$67,335,319	$16,141,540	$40,281,197	$163,906,205
Interest income	$—	$—	$—	$—	$4,392	$4,392
Interest expense	$—	$—	$—	$264,254	$898,689	$1,162,943
Depreciation and amortization of intangible assets	$85,664	$4,955	$—	$149,753	$4,497,892	$4,738,264
Income (loss) before taxes	$2,319,011	$2,822,955	$9,040,364	$147,273	$(4,874,485)	$9,455,118
Total assets	$157,420,358	$21,676,637	$278,036,272	$69,962,338	$154,603,893	$681,699,498
Capital expenditures	$244,672	$—	$1,455,735	$1,281,673	$9,943,289	$12,925,369

Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2011

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$28,525,581	$32,206,277	$96,496,756	$37,235,830	$33,339,124	$227,803,568
Interest income	$—	$—	$—	$2	$90,650	$90,652
Interest expense	$—	$—	$—	$172	$1,343,612	$1,343,784
Depreciation and amortization of intangible assets	$47,112	$(2,231)	$—	$416,104	$3,561,966	$4,022,951
Income (loss) before taxes	$2,393,199	$4,326,876	$17,116,611	$1,277,048	$(10,064,958)	$15,048,776
Total assets	$250,568,886	$20,482,833	$309,664,125	$73,491,855	$134,225,914	$788,433,613
Capital expenditures	$95,389	$3,469	$1,226,426	$833,666	$15,541,724	$17,700,674

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company's business segments had the following operational results for the nine months ended September 30, 2012 and 2011:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 20121

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$59,382,736	$66,675,906	$183,083,818	$44,407,228	$121,029,791	$474,579,479
Interest income	$—	$—	$—	$2,754	$10,715	$13,469
Interest expense	$—	$—	$—	$503,979	$2,797,294	$3,301,273
Depreciation and amortization of intangible assets	$220,721	$14,996	$—	$350,534	$13,860,516	$14,446,767
Income (loss) before taxes	$5,577,321	$7,319,844	$28,213,926	$(3,735,331)	$(18,637,959)	$18,737,801
Total assets	$157,420,358	$21,676,637	$278,036,272	$69,962,338	$154,603,893	$681,699,498
Capital expenditures	$945,626	$—	$2,654,946	$3,587,951	$23,978,291	$31,166,814

Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2011

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$109,090,632	$71,466,960	$185,531,536	$88,735,802	$84,880,350	$539,705,280
Interest income	$—	$—	$—	$5,028	$268,857	$273,885
Interest expense	$—		$—	$2,097	$3,208,271	$3,210,368
Depreciation and amortization of intangible assets	$160,624	$13,590	$—	$727,148	$8,653,924	$9,555,286
Income (loss) before taxes	$16,379,811	$5,016,384	$31,824,515	$2,672,615	$(21,072,602)	$34,820,723
Total assets	$250,568,886	$20,482,833	$309,664,125	$73,491,855	$134,225,914	$788,433,613
Capital expenditures	$160,441	$17,939	$2,493,579	$2,749,326	$28,806,914	$34,228,199

13. LONG-TERM DEBT
7.25% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25%. The principal amounts are due in quarterly installments ranging from $114,635 to $141,384, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At September 30, 2012, $4,981,390 was outstanding under the term loan.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company's prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company's option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2012, $32,857,143 was outstanding under the term loan and $13,500,000 was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,428,571 together with accrued but unpaid interest, with all remaining

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company's subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others.
14. SUBSEQUENT EVENTS
On October 19, 2012, Ameresco Asset Holdings IV LLC ("Holdings IV"), a holding company for 18 renewable energy project companies and a wholly-owned subsidiary of Ameresco, Inc., entered into a credit and guaranty agreement with Union Bank, N.A. and CoBank ACB. Holdings IV's subsidiaries collectively own 22 renewable energy projects, 16 of which are currently operating and the remaining 6 of which are at various stages of construction. The credit and guaranty agreement provides for a $47.2 million construction-to-term loan credit facility. At the closing, Holdings IV drew down construction loans for an aggregate of $33.5 million with respect to 20 of the projects. A portion, $13.5 million, of the proceeds of the initial draw down was used to pay down the revolving credit facility. Additional information about the credit facility is available in the Company's Current Report on Form 8-K dated October 19, 2012 and filed with the Securities and Exchange Commission on October 24, 2012.
On October 24, 2012, the Company acquired Seldera LLC, a privately held company offering intelligent sensing solutions for building energy efficiency that involve rapid reasoning and automation using sensor and online data.
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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our development. Since inception, we have completed sixteen acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum Engineering and Development, Inc., or Quantum, in 2010 expanded our geographical reach into the northwest U.S.
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
In 2012, our acquisition in the third quarter of infrastructure asset management solutions provider FAME Facility Software Solutions Inc. expanded our offerings and our geographical position in western Canada.
Recent Developments
On October 19, 2012, Ameresco Asset Holdings IV LLC, or Holdings IV, a holding company for 18 renewable energy project companies and a wholly owned subsidiary of Ameresco, Inc., entered into a credit and guaranty agreement with Union Bank, N.A. and CoBank ACB. Holdings IV's subsidiaries collectively own 22 renewable energy projects, 16 of which are currently operating and the remaining 6 of which are at various stages of construction. The credit and guaranty agreement provides for a $47.2 million construction-to-term loan credit facility. At the closing, Holdings IV drew down construction loans for an aggregate of $33.5 million with respect to 20 of the projects. A portion, $13.5 million, of the proceeds of the initial draw down was used to pay down the revolving credit facility. Additional information about the credit facility is available in the Company's Current Report on Form 8-K dated October 19, 2012 and filed with the Securities and Exchange Commission on October 24, 2012.
On October 24, 2012, the Company acquired Seldera LLC, a privately held company offering intelligent sensing solutions for building energy efficiency that involve rapid reasoning and automation using sensor and online data.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that over perform. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to September 30, 2012, our total payments to customers and incurred equipment replacement and maintenance costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 12 to 36 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer's energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened; we have been experiencing lengthened conversion times, a trend we expect to continue into 2013. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months; this is the period over which we expect to recognize revenue for customer contracts. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced. See "We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts" in Item 1A, Risk Factors in our Annual Report on Form 10-K.
As of September 30, 2012, we had backlog of approximately $318 million in future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $1.1 billion. As of September 30, 2011, we had fully-contracted backlog of approximately $438 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $782 million.
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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, no one customer accounted for more than ten percent of our total revenue.
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

As a result of our acquisitions in 2011, we now have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense for energy efficiency. Amortization expense for the three and nine months ended September 30, 2012, related to customer contracts was $0.4 million and $2.0 million, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of income.
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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general, administrative and other expenses to continue to increase on a year-over-year basis as we continue to incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance, as well as related to executing our growth plans. For the nine months ended September 30, 2012, we recorded $0.8 million relating to a gain on sale of an asset. For the three months ended September 30, 2011 and 2012, the Company recorded amortization expense of $0.5 million and $0.7 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. For the nine months ended September 30, 2011 and 2012, the Company recorded amortization expense of $0.5 million and $2.1 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in general, administrative and other expenses in the condensed consolidated statements of income.
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

Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three and nine months ended September 30, 2012 was $0.3 million and $0.7 million. No interest was capitalized for the three and nine months ended September 30, 2011.
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
Results of Operations
Three Months Ended September 30, 2011 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	% of	2012	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$188,718	82.8%	$108,419	66.1%	(42.5)%
Renewable energy revenue	39,085	17.2%	55,487	33.9%	42.0%
	227,803	100.0%	163,906	100.0%	(28.0)%
Direct expenses:
Energy efficiency expenses	155,890		87,899		(43.6)%
Renewable energy expenses	32,058		41,205		28.5%
	187,948	82.5%	129,104	78.8%	(31.3)%
Gross profit	39,855	17.5%	34,802	21.2%	(12.7)%
Total operating expenses	23,446	10.3%	24,093	14.7%	2.8%
Operating income	16,409	7.2%	10,709	6.5%	(34.7)%
Other expenses, net	(1,360)	(0.6)%	(1,254)	(0.8)%	(7.8)%
Income before provision for income taxes	15,049	6.6%	9,455	5.8%	(37.2)%
Income tax provision	(2,690)	(1.2)%	(2,684)	(1.6)%	(0.2)%
Net income	$12,359	5.4%	$6,771	4.1%	(45.2)%

Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$188,718	$108,419	$(80,299)	(42.5)%
Renewable energy revenue	39,085	55,487	16,402	42.0%
	$227,803	$163,906	$(63,897)	(28.0)%
Total revenue.  We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 82.8% and 66.1% of total revenue for the third quarter of 2011 and 2012, respectively. Total revenue was down from the third quarter of 2011 to the third quarter of 2012, as our Canada, U.S. federal, central U.S., and other U.S. segments experienced a lengthening of conversion times from awarded projects to signed contracts. We believe this was due to uncertainty regarding the political environments in which our customers operate, the pending expiration of tax cuts combined with spending cuts provided for in the Budget Control Act of 2011, and perception toward debt, which have combined to cause customers to behave more cautiously. These decreases were partially offset by incremental revenue attributable to the acquisition made in the fourth quarter of 2011 and organic increases in revenue from portions of our other U.S. regions segment.
Energy efficiency revenue. Energy efficiency revenue decreased by $80.3 million, or 42.5%, in the third quarter of 2012 compared to the third quarter of 2011. Declines in our Canada, U.S. federal, central U.S. region and all other U.S. regions segments of $22.8 million, $5.7 million, $8.8 million, and $42.3 million, respectively, during the third quarter were driven by a lengthening of conversion times from awarded projects to signed contracts. These declines were partially offset by an increase in our all other segment, including $2.0 million in incremental revenue attributable to our acquisition of AIS in the fourth quarter of 2011 as well as organic growth in our other offerings.
Renewable energy revenue. Renewable energy revenue increased by 42.0%, or $16.4 million, from the third quarter of 2011 to the third quarter of 2012. Renewable energy revenue from our other U.S. regions segment increased by $18.4 million, of which $5.0 million was attributable to our acquisitions made in the second half of 2011; renewable energy revenue from our Canada segment increased by $1.8 million. Other segments contributed $3.0 million in increased renewable energy revenue. These were partially offset by a decrease in renewable energy revenue in our U.S. federal segment of $6.6 million, primarily due to a decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and has transitioned to its O&M phase.
Revenue from customers outside the United States, principally Canada, was $17.7 million in the third quarter of 2012, compared with $38.1 million million in the third quarter of 2011.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$28,525	$16,193	$(12,332)	(43.2)%
Central U.S. Region	32,206	23,955	(8,251)	(25.6)%
Other U.S. Regions	96,497	67,335	(29,162)	(30.2)%
Canada	37,236	16,142	(21,094)	(56.6)%
All Other	33,339	40,281	6,942	20.8%
Total	$227,803	$163,906	$(63,897)	(28.0)%

•
Total revenue for the U.S. federal segment decreased from the third quarter of 2011 to the third quarter of 2012 by $12.3 million, or 43.2%, to $16.2 million primarily due to a $5.0 million decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and transitioned to its O&M phase, and the effects of fewer projects entering the construction phase during 2011 and the first half of 2012. We experienced delays during 2011 and continuing through the first half of 2012 in converting awarded projects to signed contracts, arising, we believe, from implementation and adoption of new enhanced competition rules for federal ESPCs released in the second quarter of 2011, and more recently, from additional diligence steps in response to pressure from respective committees responsible for approving energy efficiency projects.

•
Total revenue for the central U.S. region segment decreased from the third quarter of 2011 to the third quarter of 2012 by $8.3 million, or 25.6%, to $24.0 million primarily due to timing of awarded conversion activity which resulted in fewer newly signed contracts during the second quarter to replace installation activity in the third quarter. We believe this decrease reflects an unusual seasonal trend that we do not expect to continue.

•
Total revenue for the other U.S. regions segment decreased from the third quarter of 2011 to the third quarter of 2012 by $29.2 million, or 30.2%, to $67.3 million, primarily due to most regions experiencing a lengthening of conversion times from awarded projects to signed contracts.

•
Total revenue for the Canada segment decreased from the third quarter of 2011 to the third quarter of 2012 by $21.1 million, or 56.6%, to $16.1 million primarily due to the effects of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to signed contracts arising from what we believe was continued government and municipal customer uncertainty related to the consequences of election outcomes.

•
Total revenue not allocated to segments and presented as all other increased from the third quarter of 2011 to the third quarter of 2012 by $6.9 million, or 20.8%, to $40.3 million due primarily to $2.0 million in incremental revenue from our acquisition of AIS, as well as increases in revenue from small scale infrastructure and integrated-PV of $1.1 million.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$188,718	$108,419	$(80,299)	(42.5)%
Renewable energy revenue	39,085	55,487	16,402	42.0%
	227,803	163,906	(63,897)	(28.0)%
Direct expenses:
Energy efficiency expenses	155,890	87,899	(67,991)	(43.6)%
Renewable energy expenses	32,058	41,205	9,147	28.5%
	187,948	129,104	(58,844)	(31.3)%
Gross profit:	$39,855	$34,802	$(5,053)	(12.7)%
Energy efficiency gross margin	17.4%	18.9%		1.5%
Renewable energy gross margin	18.0%	25.7%		7.7%
Gross profit %	17.5%	21.2%		3.7%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.6% and 81.1% of corresponding revenue for the three months ended September 30, 2011 and 2012, respectively. Total direct expenses decreased by $58.8 million, or 31.3%, from the third quarter of 2011 to the third quarter of 2012, consistent with the decline in revenue.

Energy efficiency. Energy efficiency gross margin increased from 17.4% in the third quarter of 2011 to 18.9% in the third quarter of 2012. The increase was driven by higher margin projects across a number of U.S. regions, project closeouts, which contribute revenue for which all related direct expenses previously have been incurred, and contributions from our higher gross margin offerings attributable to our acquisitions of AEG and AIS in the second half of 2011.
Renewable energy. Renewable energy gross margin increased from 18.0% in the third quarter of 2011 to 25.7% in the third quarter of 2012. The gross margin in the third quarter of 2012 increased primarily due to Savannah River O&M, small scale infrastructure and integrated-PV.
Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	% of	2012	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$227,803		$163,906
Operating expenses:
Salaries and benefits	$10,985	4.8%	$12,441	7.6%	$1,456	13.3%
Project development costs	5,175	2.3%	4,289	2.6%	(886)	(17.1)%
General, administrative and other	7,286	3.2%	7,363	4.5%	77	1.1%
	$23,446	10.3%	$24,093	14.7%	$647	2.8%
Salaries and benefits. Salaries and benefits increased by $1.5 million, or 13.3%, from the third quarter of 2011 to the third quarter of 2012. The increase reflects our implementation of a number of strategic initiatives in 2011 to improve our competitive position, including adding key personnel, opening six new offices and completing three acquisitions.
Project development costs. Project development costs decreased by $0.9 million, or 17.1%, from the third quarter of 2011 to the third quarter of 2012. The decrease was due to an increase in awarded projects, which reflects our efforts to increase proposal activity and convert awarded projects to fully contracted backlog, thereby allowing us to capitalize more of these costs, continuing a trend also exhibited in the first half of 2012.
General, administrative and other. General, administrative and other expenses increased slightly by $0.1 million, or 1.1%, from the third quarter of 2011 to the third quarter of 2012.
Other Expenses, Net
The following table shows the activity in other expenses, net for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
(in $'000s)	2011	2012
Interest expense, net of interest income	$(1,253)	$(1,158)
Amortization of deferred financing costs	(107)	(96)
	$(1,360)	$(1,254)
Other expenses, net, in the third quarter of 2012 decreased slightly by $0.1 million from the third quarter of 2011.

Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$2,393	$2,319	$(74)	(3.1)%
Central U.S. Region	4,327	2,823	(1,504)	(34.8)%
Other U.S. Regions	17,117	9,040	(8,077)	(47.2)%
Canada	1,277	147	(1,130)	(88.5)%
All Other	(10,065)	(4,874)	5,191	51.6%
Total	$15,049	$9,455	$(5,594)	(37.2)%
Income before taxes decreased from the third quarter of 2011 to the third quarter of 2012 by $5.6 million, or 37.2%, due primarily to the decrease in revenue for the reasons described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased slightly from the third quarter of 2011 to the third quarter of 2012 by $0.1 million, or 3.1%, to $2.3 million. The decrease was primarily due to lower revenue as described above, partially offset by higher margin contribution primarily from O&M at the Savannah River site.

•
Income before taxes for the central U.S. region segment decreased from the third quarter of 2011 to the third quarter of 2012 by $1.5 million, or 34.8%, to $2.8 million. The decrease was due primarily to the decrease in revenue described above, combined with higher operating expenses attributable to higher head count to support growth.

•
Income before taxes for the other U.S. regions segment decreased from the third quarter of 2011 to the third quarter of 2012 by $8.1 million, or 47.2%, to $9.0 million due primarily to the decrease in revenue described above combined with higher operating expenses.

•
Income before taxes for the Canada segment decreased from the third quarter of 2011 to the third quarter of 2012 by $1.1 million, or 88.5%, to $0.1 million. The decrease was primarily due to the decline in revenue described above.

•
The loss before taxes not allocated to segments and presented as all other, decreased from the third quarter of 2011 to the third quarter of 2012 by $5.2 million, or 51.6%, to $4.9 million, primarily due to the increase in revenue described above, partially offset by increases in unallocated corporate expenses. The changes in the expense allocated to all other from the third quarter of 2011 to the third quarter of 2012 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes remained at $2.7 million in the third quarter of 2012, the same as for the third quarter of 2011. The third quarter effective tax rate was 28.4% in 2012, compared to 17.9% in 2011. The effective tax rate was lower during the third quarter of 2011 because we recorded a tax benefit specific to that period. Additionally, we recorded an unfavorable tax adjustment during the third quarter of 2012. Both of these adjustments were required to be treated as discrete items during the quarter in which they occurred. We expect that the annual 2012 tax rate will be slightly higher than the tax rate for 2011 which was approximately 24%. The principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants that we own.
Net Income
Net income decreased in the third quarter of 2012 by $5.6 million, or 45.2%, to $6.8 million, compared to $12.4 million in the third quarter of 2011 due to lower pre-tax income as explained above and a higher effective tax rate. Earnings per share in the third quarter of 2012 was $0.15 per basic share, representing a decrease of $0.14, or 48.3%, and $0.15 per diluted share, representing a decrease of $0.12, or 44.4%.
Nine Months Ended September 30, 2011 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the nine months ended September 30, 2012 compared with the same period in 2011:

	Nine Months Ended September 30,
	2011	% of	2012	% of	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	((b-a)/a)
Revenue:
Energy efficiency revenue	$418,698	77.6%	$341,621	72.0%	(18.4)%
Renewable energy revenue	121,007	22.4%	132,959	28.0%	9.9%
	539,705	100.0%	474,580	100.0%	(12.1)%
Direct expenses:
Energy efficiency expenses	344,499		275,392		(20.1)%
Renewable energy expenses	95,216		104,004		9.2%
	439,715	81.5%	379,396	79.9%	(13.7)%
Gross profit	99,990	18.5%	95,184	20.1%	(4.8)%
Total operating expenses	61,920	11.5%	72,791	15.3%	17.6%
Operating income	38,070	7.0%	22,393	4.7%	(41.2)%
Other expenses, net	(3,249)	(0.6)%	(3,655)	(0.8)%	(12.5)%
Income before provision for income taxes	34,821	6.4%	18,738	3.9%	(46.2)%
Income tax provision	(8,342)	(1.5)%	(5,293)	(1.1)%	(36.5)%
Net income	$26,479	4.9%	$13,445	2.8%	(49.2)%
Revenue
The following table sets forth a comparison of our revenue by mix for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$418,698	$341,621	$(77,077)	(18.4)%
Renewable energy revenue	121,007	132,959	11,952	9.9%
	$539,705	$474,580	$(65,125)	(12.1)%
Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 77.6% and 72.0% of total revenue in the first nine months of 2011 and 2012, respectively. Total revenue decreased by $65.1 million, or 12.1%, in the first nine months of 2012 compared to the first nine months of 2011 due to lower energy efficiency revenue partially offset by an increase in renewable energy revenue.
Energy efficiency revenue. Energy efficiency revenue decreased by $77.1 million, or 18.4%, from the first nine months of 2011 to the first nine months of 2012. Energy efficiency revenue decreased in our U.S. federal, Canada, central U.S. region, and other U.S. regions segments, by $15.4 million, $47.5 million, $4.6 million, and $41.9 million, respectively. These decreases were partially offset by $32.2 million in incremental revenue attributable to our three acquisitions completed in the second half of 2011.
Renewable energy revenue. Renewable energy revenue increased by $12.0 million, or 9.9%, in the first nine months of 2012 compared to the first nine months of 2011. The improvement in renewable energy revenue in the third quarter of 2012 described above, which continued a positive trend from the second quarter, was only partially offset by the decrease in the first quarter of 2012, which was primarily due to a decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and had transitioned to its O&M phase.
Revenue from customers outside the United States, principally Canada, was $50.1 million in the first nine months of 2012, compared with $90.6 million in the same period of 2011.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$109,091	$59,383	$(49,708)	(45.6)%
Central U.S. Region	71,467	66,676	(4,791)	(6.7)%
Other U.S. Regions	185,531	183,084	(2,447)	(1.3)%
Canada	88,736	44,407	(44,329)	(50.0)%
All Other	84,880	121,030	36,150	42.6%
Total	$539,705	$474,580	$(65,125)	(12.1)%

•
Total revenue for the U.S. federal segment decreased from the first nine months of 2011 to the first nine months of 2012 by $49.7 million, or 45.6%, to $59.4 million primarily for the reasons described for the third quarter of 2012 above, which includes a decline of $30.1 million in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and transitioned to its O&M phase.

•
Total revenue for the central U.S. region segment decreased from the first nine months of 2011 to the first nine months of 2012 by $4.8 million, or 6.7%, to $66.7 million primarily for the reasons described for the third quarter of 2012 above, which, together with the lagged effect of a lower volume of awarded projects during 2011 on first quarter 2012 revenue, more than offset the increase we experienced in the second quarter. We expect the reasons for the second quarter improvement, attributable to the increased installation activity as a result of an improved environment in the region for converting awarded projects to signed contracts that we experienced beginning in the first quarter of 2012, to return in the fourth quarter.

•
Total revenue for the other U.S. regions segment decreased from the first nine months of 2011 to the first nine months of 2012 by $2.4 million, or 1.3%, to $183.1 million primarily due to most regions within the segment experiencing a lengthening of conversion times from awarded projects to signed contracts in the third quarter as described above, partially offset by an increase in the size and number of projects under construction in the first and second quarters, including $28.4 million in incremental revenue attributable to our acquisition of Ameresco Southwest in 2011.

•
Total revenue for the Canada segment decreased from the first nine months of 2011 to the first nine months of 2012 by $44.3 million, or 50.0%, to $44.4 million primarily for the reasons described for the third quarter of 2012 above.

•
Total revenue not allocated to segments and presented as all other, increased from the first nine months of 2011 to the first nine months of 2012 by $36.2 million, or 42.6%, to $121.0 million, primarily due to incremental revenue from our acquisitions of AEG and AIS, which contributed $14.2 million, as well as to increases in small scale infrastructure, O&M, and integrated-PV.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
Revenue:
Energy efficiency revenue	$418,698	$341,621	$(77,077)	(18.4)%
Renewable energy revenue	121,007	132,959	11,952	9.9%
	539,705	474,580	(65,125)	(12.1)%
Direct expenses:
Energy efficiency expenses	344,499	275,392	(69,107)	(20.1)%
Renewable energy expenses	95,216	104,004	8,788	9.2%
	439,715	379,396	(60,319)	(13.7)%
Gross profit:	$99,990	$95,184	$(4,806)	(4.8)%
Energy efficiency gross margin	17.7%	19.4%		1.7%
Renewable energy gross margin	21.3%	21.8%		0.5%
Gross profit %	18.5%	20.1%		1.6%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 82.3% and 80.6% of corresponding revenue for the nine months ended September 30, 2011 and 2012, respectively. Total direct expenses decreased by $60.3 million, or 13.7%, in the first nine months of 2012 compared to the same period in 2011 consistent with the decline in revenue.
Energy efficiency. Energy efficiency gross margin increased from 17.7% in the first nine months of 2011 to 19.4% in the first nine months of 2012 primarily for the reasons described above for the third quarter of 2012, as well as additional project closeouts during the first quarter of 2012.
Renewable energy. Renewable energy gross margin increased from 21.3% in the first nine months of 2011 to 21.8% in the first nine months of 2012 primarily for the reasons described above for the third quarter of 2012, partially offset by downward pressure during the first half of 2012 as Savannah River was transitioning from implementation to O&M.
Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	% of	2012	% of	$ change	% change
(in $'000s)	(a)	Revenue	(b)	Revenue	(b-a)	((b-a)/a)
Revenue	$539,705		$474,580
Operating expenses:
Salaries and benefits	$29,232	5.4%	$38,369	8.1%	$9,137	31.3%
Project development costs	14,840	2.8%	12,336	2.6%	(2,504)	(16.9)%
General, administrative and other	17,848	3.3%	22,086	4.6%	4,238	23.7%
	$61,920	11.5%	$72,791	15.3%	$10,871	17.6%
Salaries and benefits. Salaries and benefits increased by $9.1 million, or 31.3%, from the first nine months of 2011 to the first nine months of 2012 primarily for the reasons described for the third quarter of 2012 above. In addition, we increased employee resources devoted to early stage business development activities to drive an increase in proposal volume; this increased salaries and benefits as the business opportunities were too early stage to qualify for classification as project development costs or capitalization as project assets.
Project development costs. Project development costs decreased by $2.5 million, or 16.9%, from the first nine months of 2011 to the first nine months of 2012 primarily for the reasons described for the third quarter of 2012 above.
General, administrative and other. General, administrative and other expenses increased by $4.2 million, or 23.7%, from the first nine months of 2011 to the first nine months of 2012. We experienced a significant increase in general, administrative and other expenses related to public company expenses. such as Sarbanes Oxley compliance, auditing, general compliance, insurance costs, and acquisition-related expenses, including $2.1 million in amortization of intangible assets attributable to our acquisitions of AEG, Ameresco Southwest, AIS, and FAME.
Other Expenses, Net
The following table shows the activity in other expense, net from the first nine months of 2011 compared to the first nine months of 2012:

	Nine Months Ended September 30,
(in $'000s)	2011	2012
Interest expense, net of interest income	$(2,936)	$(3,288)
Amortization of deferred financing costs	(313)	(367)
	$(3,249)	$(3,655)
Other expenses, net increased slightly by $0.4 million in the first nine months of 2012 as compared to first nine months of 2011 primarily due to higher average balances on our outstanding borrowings, primarily the term loan portion of our senior secured credit facility, resulting in higher interest expense.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012	$ change	% change
(in $'000s)	(a)	(b)	(b-a)	((b-a)/a)
U.S. Federal	$16,380	$5,577	$(10,803)	(66.0)%
Central U.S. Region	5,016	7,320	2,304	45.9%
Other U.S. Regions	31,825	28,214	(3,611)	(11.3)%
Canada	2,673	(3,735)	(6,408)	(239.7)%
All Other	(21,073)	(18,638)	2,435	11.6%
Total	$34,821	$18,738	$(16,083)	(46.2)%
Income before taxes decreased from the first nine months of 2011 to the first nine months of 2012 by $16.1 million, or 46.2%, due primarily to the decrease in revenue and the increases in operating expenses, both as described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the first nine months of 2011 to the first nine months of 2012 by $10.8 million, or 66.0%, to $5.6 million. The decrease was primarily due to the lower volume of installation activity during the first nine months of 2012.

•
Income before taxes for the central U.S. region segment increased from the first nine months of 2011 to the first nine months of 2012 by $2.3 million, or 45.9%, to $7.3 million. The increase was due primarily to improved operating leverage in the second quarter of 2012, reflecting reduced operating expenses attributable to cost control initiatives during 2011, combined with the increase in revenue in the second quarter of 2012.

•
Income before taxes for the other U.S. regions segment decreased from the first nine months of 2011 to the first nine months of 2012 by 11.3%, or $3.6 million, to $28.2 million primarily due to decreased revenue as described above and higher operating expenses.

•
Income before taxes for the Canada segment decreased from the first nine months of 2011 to a loss in the first nine months of 2012 by $6.4 million, or 239.7%, to $3.7 million due to decreased revenue for the reasons described above, a greater portion of lower gross margin projects in its revenue mix and to higher operating expenses.

•
The loss before taxes not allocated to segments and presented as all other, decreased from the first nine months of 2011 to the first nine months of 2012 by $2.4 million, or 11.6%, to $18.6 million primarily due to the increase in revenue discussed above, partially offset by increases in unallocated corporate expenses. The changes in the expense allocated to all other from the first nine months of 2011 to the first nine months of 2012 were consistent with the overall change in consolidated expenses discussed above.

Provision for Income Taxes
The provision for income taxes decreased by $3.0 million to $5.3 million in the first nine months of 2012 from $8.3 million in the first nine months of 2011. The effective tax rate increased to 28.2% for the first nine months of 2012 from 24.0% in the first nine months of 2011. The effective tax rate was lower during the third quarter of 2011 because we recorded a tax benefit specific to that period. Additionally, we recorded an unfavorable tax adjustment during the third quarter of 2012. Both of these adjustments were required to be treated as discrete items during the quarter in which they occurred. We expect that the annual 2012 tax rate will be slightly higher than the tax rate for 2011 which was approximately 24%. The principal reasons for the difference between the statutory rate and the effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants that we own.
Net Income
Net income decreased by $13.0 million, or 49.2%, in the first nine months of 2012 to $13.4 million, compared to $26.5 million in the first nine months of 2011, due to lower pre-tax income. Earnings per share in the first nine months of 2012 was $0.30 per basic share, representing a decrease of $0.33, or 52.4%, and $0.29 per diluted share, representing a decrease of $0.29, or 50.0%. The weighted-average number of basic and diluted shares increased by 5.2% and 1.4%, respectively, for the same reasons as for the third quarter of 2012 discussed above.
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
Three Months Ended September 30, 2011 and 2012
Cash flows from operating activities. Operating activities provided $3.1 million of net cash during the three months ended September 30, 2012. During that period, we had net income of $6.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $4.0 million. Restricted cash draws (net of federal ESPC financing), inventory, prepaid expenses and other current assets, other liabilities and income taxes payable provided $11.7 million. These were offset by net decreases in accounts receivable including retainage, total billings and costs in excess of estimated earnings, project development costs, and accounts payable, accrued expenses and other current liabilities, which used $19.7 million in cash.
Operating activities provided $10.3 million of net cash during the three months ended September 30, 2011. During that period, we had net income of $12.4 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $6.8 million. Federal ESPC financing (net of restricted cash draws), inventory, total billings and costs in excess of estimated earnings, accounts payable and income taxes payable provided $46.1 million. These were offset by net decreases in accounts receivable including retainage, prepaid expenses and other current assets, project development costs, other assets and other liabilities, which together used $54.9 million in cash.
Cash flows from investing activities. Cash used for investing activities during the three months ended September 30, 2012 totaled $16.6 million. Development of our renewable energy plants used $11.6 million. In addition, we invested $1.7 million in purchases of other property and equipment; and $3.7 million was used for the acquisition of FAME.

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
Cash flows from financing activities. Net cash provided by financing activities during the three months ended September 30, 2012 totaled $11.1 million. Most of this was due to proceeds of $12.0 million from the revolver portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and proceeds from exercises of options of $1.2 million. These were partially offset by investments in restricted cash of $1.5 million, and repayments of long term debt of $1.2 million.
Net cash provided by financing activities during the three months ended September 30, 2011 totaled $41.6 million. Most of this was due to the draw down of the $40.0 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below).
Nine Months Ended September 30, 2011 and 2012
Cash flows from operating activities. Operating activities provided $42.6 million of net cash during the nine months ended September 30, 2012. During that period, we had net income of $13.4 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $12.8 million. Restricted cash draws (net of federal ESPC financing), accounts receivable including retainage, inventory, total billings and costs in excess of estimated earnings, prepaid expenses and other current assets, other liabilities and income taxes payable provided $30.9 million. However, project development costs, other assets and accounts payable and accrued expenses used $14.6 million in cash.
Operating activities used $11.8 million of net cash during the nine months ended September 30, 2011. During that period, we had net income of $26.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $13.4 million. Net increases in restricted cash draws (net of Federal ESPC financing), accounts payable and accrued expenses provided $20.1 million. However net decreases in accounts receivable, inventory, net costs and estimated earnings in excess of billings, prepaid expenses and other current assets, and income taxes payable used $71.3 million in cash.
Cash flows from investing activities. Cash used for investing activities during the nine months ended September 30, 2012 totaled $34.8 million, and consisted of capital investments of $31.3 million related to the development of renewable energy plants, $4.1 million related to purchases of other property and equipment, and $3.7m was used for the acquisition of FAME. Offsetting these amounts were $4.2 million of Section 1603 and other rebates received during the period.
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
Cash flows from financing activities. Net cash used by financing activities during the nine months ended September 30, 2012 totaled $7.6 million. This was due to investments in restricted cash of $6.3 million, repayment of $3.4 million of long-term project debt, and settlement of the book overdraft of $7.3 million. These were partially offset by proceeds of $4.2 million on the term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below), excess tax benefits from stock-based compensation arrangements of $2.4 million and proceeds from exercises of options of $3.0 million.
Net cash provided by financing activities during the nine months ended September 30, 2011 totaled $90.3 million. Most of this was due to the draw down of the $38.6 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and proceeds from long-term debt financing of $5.5 million. Exercises of options also provided $4.9 million. These were partially offset by a repayment of $4.0 million of long-term project debt.
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
On June 30, 2011, we again amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At September 30, 2012, $32.9 million was outstanding under the term loan and $13.5 million was outstanding under the revolving credit facility. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million together with accrued but unpaid interest, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly-owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2012, we had outstanding $52.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2027. One loan totaling $5.0 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. As of December 31, 2011, we had outstanding $56.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.9% and maturing at various dates from 2013 to 2024.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $136.5 million and $109.6 million in principal amounts at September 30, 2012 and December 31, 2011, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2012 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2012:

	Payments due by Period
		Less than	One to	Three to	More than
(in $'000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$13,500	$—	$—	$13,500	$—
Term Loan	32,857	5,714	11,429	15,714	—
Project Financing:
Construction and term loans	52,467	5,649	9,142	8,425	29,251
Federal ESPC receivable financing (1)	136,516	—	136,516	—	—
Interest obligations (2)	25,226	4,815	7,572	5,410	7,429
Operating leases	8,935	3,002	3,503	1,947	483
Total	$269,501	$19,180	$168,162	$44,996	$37,163

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2012 remains constant for the term of the facility.

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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to us.
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
Interest Rate Risk
We had cash and cash equivalents totaling $26.2 million as of September 30, 2012 and $26.3 million as of December 31, 2011. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.

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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2011, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million which we recorded as a decrease in accumulated other comprehensive income. For the nine months ended September 30, 2012, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million, which we recorded as a decrease in accumulated other comprehensive loss.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and discussed below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Discussion and Remediation
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2011 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effective operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.
Though we implemented several changes in our internal control over financial reporting during the period from the fourth quarter of 2010 through the end of 2011 that contributed to partially remediating our previously disclosed and continuing material weaknesses, the additional staff accountants were hired in the second half of 2011 and required additional time and training to learn our business and operating processes and procedures. Moreover, we may find it beneficial to hire additional accounting personnel to improve the levels of review of accounting and financial reporting matters. If we choose to do so, we may experience delays in doing so and any such additional employees would require time and training to learn our business and operating processes and procedures. In addition, we continue to automate our processes and upgrade and enhance financial reporting systems, which are contributing to enhancing the timeliness of our closing process. For the near-term future, until our personnel are familiar with our business and reporting structure, as well as our upgraded and enhanced financial reporting system, this will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.
We expect that our remediation efforts will continue throughout fiscal year 2012. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and upgrade or enhance existing internal controls as our business grows. For example, we implemented the following changes in our internal control over financial reporting during the course of 2012:

•	we hired directors of business services and project accounting and of financial reporting and compliance, both of whom began employment in the third quarter of 2012;

•
we have restructured our accounting organization to improve the efficiency and adequacy of review processes, which we began implementing in the third quarter of 2012 and which will continue throughout the remainder of 2012; and

•	we have begun hiring for additional accounting and business services roles in the third quarter of 2012.

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
Item 1A. Risk Factors
Except as updated in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 8, 2012, or as set forth below, as of September 30, 2012, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.
We may be liable for duties on certain solar products imported from the People's Republic of China, or PRC.
On October 10, 2012, the U.S. Department of Commerce, or Commerce, announced its final determination to impose anti-dumping and countervailing duties of 249.96%, as applied to us, and 15.24%, respectively, on the value of imports of solar cells manufactured in the PRC, including solar modules containing such cells. Under Commerce's determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the date each first was published to February 25, 2012 and December 21, 2011, respectively. We estimate that we have received shipments of solar modules subject to these duties with an aggregate value of approximately $3.4 million, comprising approximately $2.2 million relating to shipments received during the 90-day anti-dumping retroactive period and $1.2 million relating to shipments received since May 25, 2012. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. There remain procedural avenues for seeking a separate and reduced anti-dumping duty rate, several of which have been granted at a rate of approximately 26%.
As of July 2012, we have ceased imports of modules containing PRC solar cells, and have arranged for production of modules utilizing non-PRC cells, thus eliminating the imposition of these duties on further shipments. In addition, we are monitoring and evaluating our alternatives for obtaining a separate and reduced anti-dumping duty rate for solar modules previously imported, though we can provide no assurance that we will obtain such a reduced rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, we may be liable for combined duties of up to approximately $3.3 million.
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

AMERESCO, INC.
Date: November 9, 2012	By:	/s/ Andrew B. Spence
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
101***
The following condensed consolidated financial statements from Ameresco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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