Form 10-K
period 2012-12-31
Ameresco, Inc.
filed 2013-03-18
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $241,830,692.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 1, 2013
Class A Common Stock, $0.0001 par value per share	27,329,454
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2013 annual meeting of stockholders are incorporated by reference into Part III.

AMERESCO, INC.

Explanatory Note—Restatement of Financial Statements
Subsequent to the end of our 2012 fiscal year, we identified an error in accounting for one of our interest rate swap agreements. We entered into a floating-to-fixed interest rate swap in March 2010. We had accounted for this interest rate swap as a hedging instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. ASC 815-20-25 requires all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives’ fair values be recognized currently in earnings unless specific hedge accounting criteria are met. The fair value of this interest rate swap agreement was adjusted quarterly with the changes recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of tax. We determined that this swap does not qualify for hedge accounting because we inappropriately applied the “short cut” method to evaluate this interest rate swap for hedge accounting purposes from the date of inception. Accordingly, we are required to recognize the change in the fair value of this interest rate swap derivative as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on our debt covenant calculations.
We are restating our historical consolidated financial statements as of and for the years ended December 31, 2011 and 2010, and historical unaudited quarterly information for the quarters in the years ended December 31, 2012, 2011 and 2010. These restatements are the result of an error in our accounting treatment for a certain derivative transaction under ASC 815. To record the cumulative effect of the error as an out-of-period adjustment in the fourth quarter of 2012 would have a material effect on our 2012 consolidated financial statements, and thus prior periods are required to be corrected.
As further explained in Note 2 of “Notes to Financial Statements” included in Item 8 of this Annual Report on Form 10-K, we have analyzed the impact of this error and concluded that it was not material to any individual prior period, taking into account the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements, or SAB 108. As discussed in SAB 108, though the error correction does require restating our consolidated financial statements for prior periods, the error correction does not require the amendment of prior period filings.
Thus we are restating our historical consolidated financial statements as of and for the years ended December 31, 2011 and 2010, and historical unaudited quarterly information for the quarters in the years ended December 31, 2012, 2011 and 2010 within this Annual Report on Form 10-K.
For additional information relating to the effect of the restatement, see the following items:
Part II:
Item 6 - Selected Financial Data
Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 8 - Financial Statements and Supplementary Data
Item 9A - Controls and Procedures

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but are not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements include, among other things, statements about:
•our expectations as to the future growth of our business and associated expenses;
•our expectations as to revenue generation;
•the expected future growth of the market for energy efficiency and renewable energy solutions;
•our backlog, awarded projects and recurring revenue and the timing of such matters;
•our expectations as to acquisition activity;
•the uses of future earnings;
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
PART I
Item 1. Business
Company Overview
Ameresco is a leading provider of energy efficiency solutions for facilities throughout North America. Our solutions enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of services addresses almost all aspects of purchasing and using energy within a facility. Our services include upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. As one of the few large, independent energy efficiency service providers, we are able to objectively select and provide the products and technologies best suited for a customer’s needs. We combine a North American footprint with strong local operations comprising 65 offices in 34 states and five Canadian provinces, which enables us to remain close to our customers and serve them effectively.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. In 2012, our acquisition of infrastructure asset management solutions provider FAME Facility Software Solutions, Inc., or FAME, expanded our asset planning consulting and software services offerings to both public and private sector customers primarily in western Canada.
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
Our principal service is the development, design, engineering and installation of projects that reduce the energy and operations and maintenance, or O&M, costs of our customers’ facilities. These projects typically include a variety of measures customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, air conditioning and lighting systems. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. In most cases, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, which provides us with recurring revenue and visibility into the customer’s evolving needs.
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending upon the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date have been constructed adjacent to landfills and use landfill gas, or LFG, to generate energy. Our largest renewable energy project for a customer uses biomass as the primary source of energy. In the case of the plants that we own, the electricity, thermal energy or processed LFG generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy. We also sell and install photovoltaic, or PV, panels and integrated PV systems that convert solar energy to power. By enabling our customers to procure renewable sources of energy, we help them reduce or stabilize their energy costs, as well as realize environmental benefits.
As of December 31, 2012, we had backlog of approximately $367 million in expected future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenue of an additional $1.1 billion. As of December 31, 2011, we had backlog of approximately $478 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $741 million. As of December 31, 2010, we had backlog of approximately $651 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $483 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. Revenue generated from backlog was $457 million and $598 million in 2012 and 2011, respectively. See “We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenue” in Item 1A, Risk Factors of this Annual Report on Form 10-K.
We also expect to realize recurring revenue both under long-term O&M contracts and under energy supply contracts for renewable energy plants that we own. In addition, we expect to generate revenue from solar and other product and service sales. Revenue generated from O&M, energy supply contracts and solar and other product and service sales was $174 million and $130 million in 2012 and 2011, respectively.

Industry Overview
Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy plants, load management, energy procurement, rate analysis, risk management and billing administration. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime.
Ameresco’s Products and Services
We offer a comprehensive set of services that includes the design and installation of upgrades to a facility’s energy infrastructure, the design and construction of renewable energy plants and the arranging of financing for customer projects. We also sell renewable energy products.
Energy Efficiency Services
Our services typically include the design, engineering and installation of, and the arranging of financing for, equipment to improve the efficiency, and control the operation, of a building’s heating, ventilation, cooling and lighting systems. In certain projects, we also design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system.
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

•
Cogeneration or Combined Heat and Power. CHP systems produce both heat and power simultaneously at a customer site, displacing power purchases from the utility grid and conventional sources of heat generation at the customer facility. When utilities produce power at large central station plants, the heat produced as a byproduct of the power generation process is typically wasted via disposal to the atmosphere through cooling towers. This wasted heat is generally a majority of the energy value of the input fuel to the power generation process. With on site power generation, the waste heat can be recovered from the power generation process and used as a substitute for heat that would otherwise be generated using site purchased fuels. Through use of heat driven chillers, also known as absorption chillers, this recovered heat can also be employed to provide building cooling. For facilities with large and relatively constant needs for power and heat or cooling, the cost of fuel for the cogeneration system operation can often be less than the cost of the purchased utility power and conventional heating fuel that is displaced. Installing a CHP that uses a lower cost fossil fuel or a renewable fuel source can create further economic benefits.

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

•
Electric Load Shaping. Many customers pay an energy charge per kilowatt-hour of electricity used and a demand charge based on their highest or peak use of electricity in a 15 minute period during the month. By installing an EMS or an on-site generator and controlling the system using our monitoring and analysis of the customer’s electricity use, we can reduce the customer’s peak electricity use and thus its demand charge. We may also shift energy use from expensive on-peak (weekday) periods to less expensive off-peak periods (nights and weekends). For example, by adding chilled water storage tanks to a facility, cooling systems can be operated at night to generate stored chilled water and the chilled water can then be withdrawn to cool the building during the next day without operating the cooling equipment during daytime peak periods.

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

•
Geothermal Heat Pumps. Heat pumps are designed to efficiently provide both heat and cooling to a facility. The geothermal heat pump system works to store and recapture energy from the ground on a seasonally advantageous basis. Beneath the surface, the earth is warmer than the air in winter and cooler than the air in summer. Using the heat pump, heat removed from a building to cool it during the summer can be placed in the ground. Heat can then be withdrawn from the ground by the heat pump in the winter to provide necessary building heating. We install piping loops in the ground and heat pumps in buildings. Water piped underground captures the stored geothermal energy and heat pumps deliver the energy efficiently to the building interior.

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

•
Utility Data Management. We have developed proprietary software and systems that allow us to efficiently collect, optically scan, enter into a database and perform analysis on information from customer utility bills. Using these systems, we can deliver a variety of services, including centralized and automated collection, processing and preparation for payment of utility billing information; identification of errors in utility metering or billings; aggregation of multiple location billings from a single utility to facilitate payment; modeling of available utility tariff rates against a database of historical energy use to identify the most economical rate; and analysis of utility use data in multiple ways to identify and report usage and cost trends, variances and performance relative to benchmarks.

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

•
Other Services. We also provide consulting services to utilities on design and implementation of energy efficiency and demand management programs, as well as to commercial and industrial customers on efficient methods for purchasing energy, primarily natural gas. Through our xChangePoint® service, we monitor and analyze how customers use energy and identify opportunities for energy reduction and energy management.

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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to December 31, 2012, our total payments to customers and incurred costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors.
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
We have constructed and are currently designing and constructing a wide range of renewable energy plants using LFG, wastewater treatment biogas, solar, wind, biomass, food waste, animal waste, other bio-derived fuels and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from LFG or the sale of processed LFG. LFG is created by the action of micro-organisms within a landfill that generate methane gas as a byproduct of solid waste decay. Generally, landfills avoid the unsafe build up of methane-containing LFG by venting it into the atmosphere, or in most cases, by collecting and flaring it. As methane is suspected of contributing to global climate change and is regulated as a pollutant, landfill owners are generally required by environmental laws to collect and combust LFG, usually in a flare. We purchase the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants. Electricity that we sell is generally delivered to the customer at the interconnection of our plant with the electrical grid. The thermal energy that we sell is generally delivered to the customer at the inlet flange of the thermal piping located at the customer’s facilities. The processed LFG we sell to industrial customers is generally delivered by us to the customer’s facility through a pipeline transmission system that we design, construct and operate. Under our energy supply agreements, we typically provide all environmental attributes associated with the project, including those represented by renewable energy certificates, to the customer.
Depending on the customer’s preference, we will either build, own and operate the completed plant or build it for the customer to own. We generally sell the electricity, gas, heat or cooling generated by small-scale plants that we own under long-term contracts, typically to utilities, industrial facilities or other large users of energy. For an LFG plant, the output will typically be sold under a sales agreement with a term covering ten to 20 years of plant operation. The right to use the site for the energy plant, and the purchase of the renewable energy needed to fuel the plant, are also obtained under long-term agreements with terms at least as long as that of the associated output sales agreement. Our projects are generally designed and permitted by our own engineers, although we often obtain additional engineering assistance from consulting engineers. We generally subcontract installation of project equipment, under the supervision of our construction manager.
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

We also design and construct renewable energy plants based on wind power. In many parts of the country, available wind resources, utility net metering and local incentives can make on-site wind generation a viable solution for meeting a significant portion of customers’ energy needs.
In addition, we have constructed, and are constructing, small-scale renewable energy plants based on biomass. Biomass is organic material such as wood, agricultural waste, animal waste and waste from food processors. Biomass is typically converted to energy by burning or gasifying it in a boiler to produce steam or gas. Our largest renewable energy project completed for a customer is a 20 megawatt (MW) or megawatt equivalents (MWE) facility that uses biomass and other bio-derived fuels as the primary source of energy.
As of December 31, 2012, we had constructed more than 100 renewable energy projects, and owned and operated 38 small-scale renewable energy plants and solar PV installations. Of the owned plants, 20 are renewable LFG plants, two are wastewater biogas plants, and 16 are solar PV installations. The 38 small-scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver LFG producing an aggregate of more than 114 MW or MWE. During 2012, we completed a renewable LFG plant; financed or arranged financing for 20 solar PV installations that were placed into operation; signed contracts to design and construct seven solar PV installations for customers; and continued moving forward with designing, permitting and constructing three small-scale renewable energy plants for customers and four LFG plants that we will own and operate. If and when completed, we expect the four solar PV installations being designed and constructed for customers to be capable of producing an aggregate of more than 10 MW or MWE. If and when completed, we expect the three small-scale renewable energy plants being designed and constructed for customers to be capable of producing an aggregate of approximately 33 MW or MWE. These projects consist of two LFG plants and one wastewater biogas plant. If and when completed, we expect the four LFG plants that we will own and operate to be capable of producing an aggregate of approximately 21 MW or MWE.
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
BMW (South Carolina). BMW was seeking to lower and stabilize its energy costs, and Waste Management was seeking to monetize the value of the LFG produced at its Palmetto Landfill. To achieve these goals, in 2003, we completed the development, design, construction and financing for the $9.6 million project to process and deliver LFG to BMW’s factory and refurbish BMW’s boilers and turbines to be able to utilize the LFG fuel. BMW also uses the LFG to provide energy for its paint shop, incinerator and pollution control devices. This project involves buying LFG from Waste Management at its Palmetto Landfill, processing and compressing the LFG adjacent to the landfill and piping the LFG approximately 9.5 miles for delivery to BMW. BMW pays for the LFG under a multi-year supply contract. Our delivery obligations are limited to those volumes of LFG supplied to us by Waste Management. BMW uses the LFG to turn the turbines which supply approximately 50% of the total energy demands for the BMW campus. This results in BMW saving an average of $5 million in energy costs annually while reducing carbon dioxide emissions by approximately 92,000 tons per year.
U.S. Department of Energy Savannah River Site (South Carolina). The Savannah River Site, or SRS, previously utilized steam and power for process and heating loads currently generated from an aging and inefficient coal power plant. We completed construction of a 20 MW cogeneration plant to replace this coal power plant using an ESPC. The cogeneration plant uses fuel from forest residue, scrap tires, pallets and other clean wood and went into operation in December 2011. We also installed two ten million BTU per hour wood-fired heating plants at other SRS locations to replace an old and inefficient fuel oil heating plant. This $183.4 million project is designed to save approximately $34 million of energy and energy related O&M costs per year. We provide a full time staff of 20 to 25 people at the new plant and have contracted to perform approximately $17 million of O&M services annually, at escalating fixed rates, throughout the 19-year performance period of the agreement.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects historically has taken from 12 to 36 months, though recently we have been experiencing an unusually sustained lengthening of the conversion times from awarded projects to fully-contacted backlog. Sales to federal governmental and housing authority customers tend to require the longest sales processes. We identify project opportunities through referrals, requests for proposals, or RFPs, conferences, web searches, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their RFPs. By working with customers prior to the issuance of an RFP, we can gain a deeper understanding of the customers’ needs and the scope of the potential project. As of December 31, 2012, we had 145 sales people.
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
Customers
In 2012, we served more than 1,000 customers in 50 states in the United States, the District of Columbia and six Canadian provinces. Our customers include government, education, utility, healthcare and other institutional, industrial and commercial customers. Outside North America, we have constructed projects for U.S. naval bases in Europe, and also sell our off-grid PV systems. During 2012, no single customer accounted for more than ten percent of total revenue and our largest 20 customers accounted for approximately 41% of our total revenue. Historically, including for 2011 and 2012, more than 80% of of our revenue has been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our 20 largest customers in 2012, by revenue, in alphabetical order, were:

Arizona State University
Boston Housing Authority (Boston, Massachusetts)
Central Islip School District (Central Islip, New York)
Community College of Rhode Island (Warwick, Rhode Island)
Hamilton County (Cincinnati, Ohio)
Hazelwood School District (Saint Louis, Missouri)
Kentucky Department of Parks (Henderson, Kentucky)
Kenyon College (Gambier, Ohio)
Lake County (Crown Point, Indiana)
Maricopa County (Phoenix, Arizona)
McAllen Independent School District (McAllen, Texas)
Mecklenburg County (Charlotte, North Carolina)

National Aeronautics and Space Administration - NASA Wallops Island (Virginia)
North Carolina State University (Raleigh, North Carolina)
Philadelphia Water Department (Philadelphia, Pennsylvania)
Rainbow District School Board (Sudbury, Ontario)
San Francisco Housing Authority (San Francisco, California)
U.S. Air Force - McGuire Air Force Base (New Jersey)
U.S. Architect of Capitol - U.S. Senate and Capitol Buildings (Washington, D.C.)
 U.S. Department of Energy - Savannah River Site (Aiken, South Carolina)
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting.
Competition
While we face significant competition from a large number of companies, we believe few offer the full range of services that we provide.
Our principal competitors include Chevron Energy Solutions, Constellation Energy, Honeywell, Johnson Controls, NORESCO, Siemens Building Technologies, TAC Energy Solutions, and Trane. We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
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
See “We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share” in Item 1A, Risk Factors for further discussion of competition.
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
Renewable energy projects are also subject to specific governmental safety and economic regulation. States and the federal government typically do not regulate the transportation or sale of LFG unless it is combined with and distributed with natural gas, but this is not uniform among states and may change from time to time. States regulate the retail sale and distribution of natural gas to end-users, although regulatory exemptions from regulation are available in some states for limited gas delivery activities, such as sales only to a single customer. The sale and distribution of electricity at the retail level is subject to state and provincial regulation, and the sale and transmission of electricity at the wholesale level is subject to federal regulation. While we do not own or operate retail-level electric distribution systems or wholesale-level transmission systems, the prices for the products we offer can be affected by the tariffs, rules and regulations applicable to such systems, as well as the prices that the owners of such systems are able to charge. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as “utilities.” At the federal level, the ownership, operation, and sale of power generation facilities may be subject to regulation under Public Utility Holding Company Act of 2005, or PUHCA, the Federal Power Act, or FPA, and Public Utility Regulatory Policies Act of 1978, or PURPA. However, because all of the plants that we have constructed and operated to date are small power “qualifying facilities” under PURPA, they are subject to less regulation by the FPA, PUHCA and related state utility laws than traditional utilities.
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
Some of the demand reduction services we provide for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state or provincial interconnection and federal reliability standards also set forth in utility tariffs. These tariffs specify rules, business practices and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state, provincial or federal regulatory commissions.
Employees
As of December 31, 2012, we had a total of 922 employees in offices located in 34 states and five Canadian provinces.
Seasonality
See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors and “Overview -- Effects of Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of seasonality in our business.
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
Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.ameresco.com, as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission, or SEC, and through the SEC’s website, www.sec.gov. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Annual Report on Form 10-K.

Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2013 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	66	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	52	Executive Vice President, Business Development and Director
Michael T. Bakas	44	Senior Vice President, Renewable Energy
David J. Corrsin	54	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	56	Executive Vice President, Engineering and Operations
Keith A. Derrington	52	Executive Vice President and General Manager, Federal Operations
Mario Iusi	54	President, Ameresco Canada
Louis P. Maltezos	46	Executive Vice President and General Manager, Central Region
Andrew B. Spence	56	Vice President, Chief Financial Officer and Treasurer
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
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should, however, consult any further disclosure we make in our reports filed with the SEC.
Risks Related to Our Business
If demand for our energy efficiency and renewable energy solutions does not develop as we expect, or if current business conditions related to converting awarded projects to signed contracts do not improve, our revenue will suffer and our business will be harmed.
We believe, and our growth plans assume, that the market for energy efficiency and renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenue from selling into this market will continue to increase over time. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our revenue will suffer and our business will be harmed.
Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. As a result, during 2012 we experienced an unusually sustained market disruption that affected all geographic regions and all levels of government. If current conditions do not improve, or if we are unable to successfully demonstrate to customers that our solutions can be implemented in a budget-neutral manner, our revenue will suffer and our business will be harmed.
In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenue.
The sales, design and construction process for energy efficiency and renewable energy projects historically has taken from 12 to 36 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Beginning in 2012, we have observed increased use of outside consultants and advisors by our customers, which has resulted in a lengthening of the sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high winds, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2012, we had backlog of approximately $367 million in expected future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenue of an additional $1.1 billion. As of December 31, 2011, we had fully-contracted backlog of approximately $478 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $741 million. As of December 31, 2010, we had fully-contracted backlog of approximately $651 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $483 million.
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
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. The U.S. and Canadian federal governments and several of the states and provinces in which we operate support our existing and potential customers’ investments in energy efficiency and renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue.
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
Historically, including for 2011 and 2012, more than 80% of our revenue has been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenue from this market sector to continue to comprise a significant percentage of our revenue for the forseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
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
We have a $60 million revolving senior secured credit facility that matures in June 2016. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40 million on a rolling four-quarter basis. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to expand it if necessary on acceptable terms, or at all.
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
Our projects are typically financed by third parties. The cost of these projects to our customers can reach up to $200 million. For our energy efficiency projects, we often assist our customers in arranging third-party financing. For small-scale renewable energy plants that we own, we typically rely on a combination of our working capital and debt to finance construction costs. The significant disruptions in the global credit and capital markets in the last several years have made it more difficult for our customers and us to obtain financing on acceptable terms or, in some cases, at all. If we or our customers are unable to raise funds on acceptable terms when needed, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations.
Any inability by us or our customers to raise the funds necessary to finance our projects could materially harm our business, financial condition and operating results.
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
Factors that may cause our operating results to fluctuate include:

•	our ability to arrange financing for projects;

•	changes in federal state and local government policies and programs related to, or a reduction in governmental support for, energy efficiency and renewable energy;

•	the length of time to convert awarded projects to signed contracts;

•	the timing of work we do on projects where we recognize revenue on a percentage of completion basis;

•	seasonality in construction and in demand for our products and services;

•	a customer’s decision to delay our work on, or other risks involved with, a particular project;

•	availability and costs of labor and equipment;

•	the addition of new customers or the loss of existing customers;

•	the size and scale of new customer projects;

•	the availability of bonding for our projects;

•	our ability to control costs, including operating expenses;

•	changes in the mix of our products and services;

•	the rates at which customers renew their O&M contracts with us;

•	the length of our sales cycle;

•	the productivity and growth of our sales force;

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
We may have exposure to additional tax liabilities and our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency.  For example, certain deductions and investment credits relating to energy efficiency are scheduled to expire at the ends of the year in 2013 and 2016.  Further, there are increasing calls for “comprehensive tax reform,” which could significantly alter the existing tax code, including the removal of these deductions and credits prior to their scheduled expiration.  If these deductions and credits expire without being extended, or otherwise are eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2009 through 2011 are currently under audit.  Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
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
Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. From our inception to December 31, 2012, our total payments to customers and incurred costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. However, we may incur additional or increased liabilities or expenses under our ESPCs in the future. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition or operating results. In addition, any disputes with a customer over the extent to which we bear responsibility to improve performance or make payments to the customer may diminish our prospects for future business from that customer or damage our reputation in the marketplace.
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
Federal and state laws require us to secure the performance of certain long-term obligations through surety bonds and letters of credit. In addition, we are occasionally required to provide bid bonds or performance bonds to secure our performance under energy efficiency contracts. In the past, our sureties required that George P. Sakellaris, who is our founder, principal stockholder, president and chief executive officer, personally indemnify them for losses associated with the bonds they have provided on our behalf. In the event that Mr. Sakellaris no longer controls our company, our sureties may reevaluate the surety relationship. Our ability to obtain required bonds or letters of credit depends in large part upon our capitalization, working capital, past performance, management expertise and reputation, and external factors beyond our control, including the overall capacity of the surety market. Our ability to obtain letters of credit under our existing credit arrangements is limited. We are not permitted to have more than $10 million in letters of credit outstanding at any time (including letters of credit that have been drawn upon but not repaid on our behalf) under the terms of our senior secured credit facility. Moreover, our use of letters of credit limits our borrowing capability under the revolving portion of our senior secured credit facility as the aggregate amount of letters of credit we have outstanding at any time reduces our borrowing capacity under the facility by an equal amount.
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
We may be unable to manage our expansion effectively.
Our business and operations expanded rapidly through 2011, and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for long-term future growth. In order to manage our expanding operations, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage expansion effectively, our business, financial condition and operating results could be adversely affected.
We expect that some of our expansion will be accomplished through the opening of new offices and the hiring of additional personnel to staff those offices. Even if an office is ultimately successful in generating additional revenue and profit for us, there is generally a lag of several years before we are able to recoup the expenses associated with opening that office.
Our renewable energy projects, particularly our LFG projects, depend on locating and acquiring suitable operating sites, of which there are a limited number.
Our biogas renewable energy projects must be sited at locations where we can secure sufficient supplies of biogas and economical connections to provide power or biofuel to customers. Specifically, LFG projects must originate on or near one of the remaining approximately 500 U.S. landfills currently available and believed to be able to sustain economically viable LFG projects according to the EPA’s Landfill Methane Outreach Program. Sites for our renewable energy plants must be suitable for construction and efficient operation, which, among other things, requires appropriate road access. Further, electric plants must be interconnected to electricity transmission or distribution networks. Once we have identified a suitable project site, obtaining the requisite LFG and/or lease or other land rights (including access rights, setbacks and other easements) requires us to negotiate with landowners and local government officials. These negotiations can take place over a long time, are not always successful and sometimes require economic concessions not in our original plans. The property rights necessary to construct and interconnect our plants must also be insurable and otherwise satisfactory to our financing counterparties. In addition, our ability to obtain adequate LFG and/or property rights is subject to competition. If a competitor or other party obtains LFG and/or land rights critical to our project development efforts and we are unable to reach agreement for their use, we could incur losses as a result of development costs for sites we do not develop, which we would have to write off. If we are unable to obtain adequate LFG and/or property or other rights for a renewable energy plant, including its interconnection, that plant may be smaller in size or potentially unfeasible. Failure to obtain insurable property rights for a project satisfactory to our financing sources would preclude our ability to obtain third-party financing and could prevent ongoing development and construction of that project.
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
If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;

•	we may have difficulty integrating the operations and personnel of the acquired company;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may incur additional costs and expenses related to complying with additional laws, rules or regulations in new jurisdictions;

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
We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2011 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effective operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. In connection with our fiscal 2012 audit, we concluded that we had not fully remediated the weakness previously identified and that we also had a material weakness regarding accounting for and disclosure of income taxes.

For a discussion of the material weakness and our remediation efforts during 2012 as well as ongoing remediation efforts, see Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.
We cannot assure you that our efforts to fully remediate these internal control weaknesses will be successful or that similar material weaknesses will not recur.
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
Our business is affected by regulations and tariffs that govern the activities and rates of utilities. For example, utility companies are commonly allowed by regulatory authorities to charge fees to some business customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of taking advantage of our services and make them less desirable, thereby harming our business, financial condition and operating results. Our current generating projects are all operated as qualifying facilities. FERC regulations under the FPA confer upon these facilities key rights to interconnection with local utilities, and can entitle qualifying facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these federal laws and regulations could increase our regulatory burdens and costs, and could reduce our revenue. State regulatory agencies could award renewable energy certificates or credits that our electric generation facilities produce to our power purchasers, thereby reducing the power sales revenues we otherwise would earn. In addition, modifications to the pricing policies of utilities could require renewable energy systems to charge lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures.
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
Most of our revenue is derived under multi-year or long-term contracts with our customers, and our revenue is therefore dependent to a large extent on the creditworthiness of our customers. During periods of economic downturn, our exposure to credit risks from our customers increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. In the event of non-payment by one or more of our customers, our business, financial condition and operating results could be adversely affected.
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
We may be liable for duties on certain solar products imported from the People’s Republic of China, or PRC.
On October 10, 2012, the U.S. Department of Commerce, or Commerce, announced its final determination to impose anti-dumping and countervailing duties of 249.96%, as applied to us, and 15.24%, respectively, on the value of imports of solar cells manufactured in the PRC, including solar modules containing such cells. Under Commerce’s determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the respective date each first was published to February 25, 2012 and December 21, 2011, respectively. We estimate that we have received shipments of solar modules subject to these duties with an aggregate value of approximately $3.4 million, comprising approximately $2.2 million relating to shipments received during the 90-day anti-dumping retroactive period and $1.2 million relating to shipments received since May 25, 2012. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. There remain procedural avenues for seeking a separate and reduced anti-dumping duty rate, several of which have been granted at a rate of approximately 26%.
As of July 2012, we have ceased imports of solar modules containing PRC solar cells, and have arranged for production of modules utilizing non-PRC cells, thus eliminating the imposition of these duties on further shipments. In addition, we are monitoring and evaluating our alternatives for obtaining a separate and reduced anti-dumping duty rate for solar modules previously imported, though we can provide no assurance that we will obtain such a reduced rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, we may be liable for combined duties of up to approximately $3.3 million.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is volatile.
We sold shares of our Class A common stock in our initial public offering in July 2010 at a price of $10.00 per share, and our Class A common stock has subsequently traded at a price per share as high as above $17.00 and as low as below $8.00. The trading price of our Class A common stock is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our Class A common stock to fluctuate include:

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
Except in certain limited circumstances required by applicable law, holders of Class A and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Mr. Sakellaris, our founder, principal stockholder, president and chief executive officer, owns all of our Class B common stock, which, together with his Class A common stock, represents approximately 79% of the combined voting power of our outstanding Class A and Class B common stock. Under our restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to family members, including spouses and descendants or the spouses of such descendants, as well as to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Mr. Sakellaris, his affiliates, and his family members and descendants will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 20% of the economic interest of the outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 23,000 square feet under a lease expiring on June 30, 2016. We occupy ten regional offices in Tempe, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington; North York, Ontario and Burlington, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 65 field offices throughout North America. We also own 40 small-scale renewable energy and central plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
Item 3. Legal Proceedings
In the ordinary conduct of our business we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceedings to which we are a party will have a material adverse effect on our financial statements.
For additional information about certain proceedings, please refer to Note 14, Commitments and Contingencies, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “AMRC.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Class A common stock.

	2011		2012
	High	Low	High	Low
First Quarter	$17.46	$12.65	$14.73	$12.55
Second Quarter	17.09	12.31	13.95	10.51
Third Quarter	15.12	9.52	13.03	10.63
Fourth Quarter	13.74	8.60	12.12	8.29
The closing sale price of our Class A common stock was $8.05 on March 1, 2013, and according to the records of our transfer agent, there were 19 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative 29-month total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on July 22, 2010, and in each of the indexes on June 30, 2010 and its relative performance is tracked through December 31, 2012.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on July 22, 2010 in our Class A common stock or June 30, 2010 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2012.

	7/22/2010	12/31/2010	12/31/2011	12/31/2012
Ameresco, Inc.	$100.00	$141.20	$134.91	$96.46
Russell 2000 Index	$100.00	$129.38	$123.98	$144.25
NASDAQ Clean Edge Green Energy Index	$100.00	$129.72	$54.64	$48.34
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
We derived the consolidated statements of income data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data at December 31, 2012 and 2011 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009, and 2008, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009	2008
		(Restated)	(Restated)
	(In thousands, except share and per share data)
Consolidated Statements of Income Data:
Revenue(2):
Energy efficiency revenue	$448,984	$551,324	$455,329	$340,635	$325,032
Renewable energy revenue	182,187	176,876	162,897	87,882	70,822
	631,171	728,200	618,226	428,517	395,854
Direct expenses:
Energy efficiency expenses	354,856	446,963	378,084	282,345	259,019
Renewable energy expenses	148,168	146,191	129,440	66,472	59,551
	503,024	593,154	507,524	348,817	318,570
Gross profit	128,147	135,046	110,702	79,700	77,284
Operating expenses	99,490	84,360	64,710	54,406	52,608
Operating income	28,657	50,686	45,992	25,294	24,676
Other expenses (income), net	4,050	6,506	6,293	(1,563)	5,188
Income before provision for income taxes	24,607	44,180	39,699	26,857	19,488
Income tax provision	6,247	10,767	12,186	6,950	1,215
Net income	$18,360	$33,413	$27,513	$19,907	$18,273
Net income per share attributable to common shareholders:
Basic(3)	$0.41	$0.78	$1.07	$1.99	$1.71
Diluted	$0.40	$0.75	$0.66	$0.61	$0.54
Weighted-average number of common shares outstanding:
Basic(3)	44,649,275	42,587,818	25,728,314	9,991,912	10,678,110
Diluted	45,995,463	44,707,132	41,513,482	32,705,617	33,990,547
Other Operating Data:
Adjusted EBITDA(4)	$52,364	$67,560	$59,910	$35,097	$29,045

	As of December 31,
	2012	2011 (1)	2010 (1)	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,348	$26,277	$44,691	$47,928	$18,149
Current assets	297,843	283,062	211,710	171,772	131,432
Total assets	675,472	645,597	584,407	375,545	292,027
Current liabilities	148,889	148,268	142,587	132,330	90,967
Long-term debt, less current portion(5)	201,922	196,402	202,409	102,807	90,980
Subordinated debt	—	—	—	2,999	2,999
Total stockholders’ equity	261,819	236,421	195,052	102,770	74,086

(1)
Certain selected financial data for 2011 and 2010 have been restated to reflect adjustments to our consolidated financial statements. See Note 2 to “Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

(2)	“Revenue” for 2011 reflects approximately $8.9 million and $27.8 million attributable to our acquisitions in the third quarter of 2011 of AEG and Ameresco Southwest, respectively.

(3)
“Net income per share attributable to common shareholders - basic” and “weighted average number of common shares outstanding - basic” for 2010 reflect (i) our issuance of 405,286 shares of Common Stock upon the June 2010 exercise of a warrant at an exercise price of $0.005 per share, (ii) the reclassification of all outstanding shares of our Common Stock as Class A common stock, (iii) the conversion of all shares of our Series A Preferred Stock, other than those held by Mr. Sakellaris, into shares of our Class A common stock, (iv) the conversion of all other outstanding shares of our Series A Preferred Stock into shares of our Class B common stock, (v) the issuance of 932,500 shares of our Class A common stock upon the exercise of vested stock options by certain selling stockholders in connection with our initial public offering in July 2010 at a weighted-average exercise price of $1.94, and (vi) the issuance of an aggregate of 6,342,889 shares of our Class A common stock in connection with our initial public offering in July 2010.

(4)
We define adjusted EBITDA as operating income before depreciation, amortization of intangible assets and impairment expenses, share-based compensation expense and a non-recurring, non-cash recovery of a contingency in 2008. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or any other measure of financial performance calculated and presented in accordance with GAAP.

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
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Operating income	$28,657	$50,686	$45,992	$25,294	$24,676
Depreciation, amortization and impairment	20,356	14,008	11,419	6,634	7,278
Stock-based compensation	3,351	2,866	2,499	3,169	2,941
Recovery of contingency	—	—	—	—	(5,850)
Adjusted EBITDA	$52,364	$67,560	$59,910	$35,097	$29,045

(5)	Long-term debt, less current portion:

•
as of December 31, 2011 reflects a $49.6 million reduction in Federal ESPC receivable financing attributable primarily to acceptance of the Savannah River Site project in December 2011 and includes approximately $37.1 million outstanding with respect to the term loan portion of our senior secured credit facility; and

•
as of December 31, 2012 reflects a $32.5 million increase in project debt attributable primarily to the facility that closed in October 2012, partially offset by a $16.8 million decline in Federal ESPC receivable financing; it also includes $32.9 million outstanding under the term loan portion of our senior secured credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Restatement of Previously Issued Financial Statements
As discussed in the explanatory note and in Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K, we are restating our historical consolidated financial statements as of and for the years ended December 31, 2011 and 2010, and historical unaudited quarterly information for the quarters in the years ended December 31, 2012, 2011 and 2010. These restatements are the result of an error in our accounting treatment for a certain derivative transaction under ASC 815, Derivatives and Hedging. All prior period amounts affected by the restatement and presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised from amounts previously reported to reflect the restatement.
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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum Engineering and Development, Inc., or Quantum, in 2010 expanded our geographical reach into the northwest U.S. We made three acquisitions in 2011. Our acquisition of energy efficiency and demand side management consulting services provider Applied Energy Group, Inc., or AEG, expanded our service offering to utility customers. Our acquisition of APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a company that provides a full range of integrated energy efficiency and renewable energy solutions, strengthened our geographical position in the southwest U.S. In late 2011 our acquisition of the xChangePoint® and energy projects businesses from Energy and Power Solutions, Inc., or EPS, which we operate as Ameresco Intelligent Systems, or AIS, expanded our service offerings to private sector commercial and industrial customers. AIS offers energy efficiency solutions to customers across North America encompassing the food and beverage, meat, dairy, paper, aerospace, oil and gas and REIT industries. In 2012, our acquisition in the third quarter of infrastructure asset management solutions provider FAME expanded our asset planning consulting and software services offerings and our geographical position in western Canada.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to December 31, 2012, our total payments to customers and incurred costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
Project Financing
To finance projects with federal governmental agencies, we typically sell to third-party lenders our right to receive a portion of the long-term payments from the customer arising out of the project for a purchase price reflecting a discount to the aggregate amount due from the customer. The purchase price is generally advanced to us over the implementation period based on completed work or a schedule predetermined to coincide with the construction of the project. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer. Once the completed project is accepted by the customer, the financing is treated as a true sale and the related receivable and financing liability are removed from our consolidated balance sheet.
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
In addition to project-related debt, we currently maintain a $100 million senior secured credit facility with a group of commercial banks to finance our working capital needs. See “—Senior Secured Credit Facility—Revolver and Term Loan” below.
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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 12 to 36 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded projects to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue into 2013. After the customer and Ameresco agree to the terms of the contract and the contract for the project is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenue” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
As of December 31, 2012, we had backlog of approximately $367 million in expected future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $1.1 billion. As of December 31, 2011, we had fully-contracted backlog of approximately $478 million in future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $741 million.
Financial Operations Overview
Revenue
We derive revenue from energy efficiency and renewable energy products and services. Our energy efficiency products and services include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure. Our renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, processed LFG, heat or cooling from plants that we own, which, for those plants that we own and operate, we refer to collectively as small-scale infrastructure; and the sale and installation of photovoltaic solar energy products and systems, or integrated-PV.
While in any particular quarter a single customer may account for more than ten percent of revenue, for the years ended December 31, 2012 and 2011, no customer accounted for more than ten percent of our revenue. During the year ended December 31, 2010, one customer, the U.S. Department of Energy, Savannah River Site, accounted for 11.5% of our total revenue.
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
As a result of our acquisitions in 2012 and 2011, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense for energy efficiency. Amortization expense for the years ended December 31, 2012 and 2011 related to customer contracts was $2.4 million and $1.4 million, respectively, and is included in energy efficiency expenses in the consolidated statements of income.
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
In addition, gross margin frequently varies across the construction period of a project.  Our expected gross margin on, and expected revenue for, a project are based on budgeted costs.  From time to time, a portion of the contingencies reflected in budgeted costs are not incurred due to strong execution performance.  In that case, and generally at project completion, we recognize revenue for which there is no further corresponding direct expense.  As a result, gross margin tends to be back-loaded for projects with strong execution performance; this explains the gross margin improvement that occurs from time to time at project closeout.  We refer to this gross margin improvement at the time of project completion as a project closeout.
Operating Expenses
Operating expenses consist of salaries and benefits, project development costs, and general, administrative and other expenses.

Salaries and benefits. Salaries and benefits consist primarily of expenses for personnel not directly engaged in specific project or revenue generating activity. These expenses include the time of executive management, legal, finance, accounting, human resources, information technology and other staff not utilized in a particular project. We employ a comprehensive time card system which creates a contemporaneous record of the actual time by employees on project activity. We expect salaries and benefits to continue to increase on a year-over-year basis as we continue to incur additional costs related to operating as a publicly traded company, including accounting, compliance and legal, as well as related to executing our growth plans.
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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. We expect general and administrative expenses to continue to increase on a year-over-year basis as we continue to incur additional costs related to operating as a publicly traded company. For the year ended December 31, 2012, we recorded $0.8 million relating to a gain on sale of an asset. For the years ended December 31, 2012 and 2011, we recorded amortization expense of $2.8 million and $0.4 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in general, administrative and other expenses in the consolidated statements of income.
Goodwill impairment. We conducted our annual goodwill impairment test as of December 31, 2012 for all reporting units. This test, which was based on our most recent cash flow forecast, indicated that Canada goodwill related to the Byrne acquisition (acquired in November 2009), was determined to be likely impaired as the carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1.0 million during the year ended December 31, 2012.
Other Expenses, Net
Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings and amortization of deferred financing costs, and unrealized gains and losses on derivatives not accounted for as hedges. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
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
Often, we will sell a combination of these services and products in a bundled arrangement. We divide bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using third party evidence or management’s best estimate of selling price.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $0.4 million, and $0.3 million, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the consolidated statements of income.
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
Impairment of Goodwill and Intangible Assets
We apply ASC 350, Intangibles-Goodwill and Other, in accounting for the valuation of goodwill and identifiable intangible assets. During our annual goodwill impairment tests at December 31, 2011 and 2010, we determined that the fair value of the enterprise value (equity value plus debt less cash) exceeded the carrying value of the enterprise value for all reporting units, and therefore that goodwill and intangible assets were not impaired. During our annual goodwill impairment test at December 31, 2012, we determined that the fair value of the enterprise value of our Canada reporting unit did not exceed the carrying value of its enterprise value, and therefore that goodwill was impaired and an impairment charge of $1.0 million was recorded against the goodwill of our Canada reporting unit on December 31, 2012; we also determined that the remainder of our goodwill and intangible assets was not impaired as of December 31, 2012.
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
The first step, or Step 1, of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at our December 31, 2012, 2011 and 2010 annual testing dates and determined, with the exception of our Canada reporting unit as of December 31, 2012, that the fair value of the enterprise value exceeded the carrying value of the enterprise value, and therefore that goodwill was not impaired.
We completed the Step 1 test using both an income approach and a market approach. The discounted cash flow method was used to measure the fair value of our equity under the income approach. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. Determining the fair value using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, pipeline for future sales and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, we rely on internally generated projections for a defined time period for sales and operating profits, including capital expenditures, changes in net working capital and adjustments for non-cash items to arrive at the free cash flow available to invested capital.
Under the market approach, we estimate the fair value based on market multiples of revenue and earnings of comparable publicly traded companies and comparable transactions of similar companies. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted-average cost of capital.
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
For the year ended December 31, 2012, during the course of our valuation analysis it was determined that the fair value of our Canada segment was less than the carrying amount of this segment. This determination prompted the performance of the Step 2 test as prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any.
Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with carrying amount of the goodwill. The fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The carrying amount of the goodwill of our Canada segment exceeded the implied fair value of that goodwill and an impairment charge of $1.0 million was recorded against this goodwill in the fourth quarter of 2012.
Impairment of Long-Lived Assets
We use the guidance prescribed in ASC 360, Property, Plant and Equipment, for the proper testing and valuation methodology to ensure we record any impairment when the carrying amount of a long-lived asset is not recoverable equivalent to an amount equal to its fair market value.
We periodically evaluate long-lived asset groups for events and circumstances that indicate a potential impairment. A review of long-lived asset groups for impairment is performed whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Examples of such triggering events applicable to our asset groups include a significant decrease in the market price of a long-lived asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group.
Should an asset group be identified as potentially impaired based on the defined criteria, an impairment test is performed that includes a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. During 2012, no asset group was identified as being impaired. If these estimates or their related assumptions change in the future, an impairment charge may be required against these assets in the reporting period in which the impairment is determined.
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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes four credit facilities, both project related and corporate, that utilize a variable rate swap instrument.

•
Prior to December 31, 2009, we entered into two 15-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount.

•
During the year ended December 31, 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount.

•
In July 2011, we entered into a five-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The 2011 swap covers an initial notional amount of $38.6 million variable rate note at a fixed interest rate of 1.965% and expires in June 2016.

•
In October 2012, and in connection with a construction and term loan, we entered into two eight-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps have an initial notional amount of $16.8 million, which increases to $42.2 million on September 30, 2013, at a fixed rate of 1.71%, and expires in March 2020.

•
In October 2012, we also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25.4 million variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028.

We entered into each of the interest rate swap contracts as an economic hedge.
We recognize all derivatives in our consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other expenses, net in our consolidated statements of income at fair value, and in the consolidated statements of comprehensive income thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swap that we entered into in March 2010 was a floating-to-fixed interest rate swap. We had accounted for this interest rate swap as a hedging instrument in accordance with ASC 815. ASC 815-20-25 requires all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives’ fair values be recognized currently in earnings unless specific hedge accounting criteria are met. The fair value of this interest rate swap agreement was adjusted quarterly with the changes recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive loss, net of any applicable taxes. We determined that this particular swap does not qualify for hedge accounting because we inappropriately applied the “short cut” method to evaluate this interest rate swap for hedge accounting purposes from the date of inception. Accordingly, we are required to recognize the change in the fair value of this interest rate swap derivative as a component of earnings for the periods commencing in March 2010. See Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.
We expect to re-designate the swap as a hedge under the “long-haul” method in the first quarter of 2013.
The interest rate swaps that we entered into during 2011 and 2012 qualify, and have been designated, as cash flow hedges.
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
Business Segments
We report four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at our corporate headquarters. It also includes all amortization of intangibles and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. We do not allocate any indirect expenses to the segments.
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
Stock Option Grants
We have granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan. We have also granted stock options to certain employees and directors under our 2010 stock incentive plan. At December 31, 2012, 9,049,574 shares were available for grant under that plan.
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
We follow the fair value recognition provisions of ASC 718 requiring that all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, be recognized in the consolidated statements of income based on their fair values, using the prospective-transition method.
Effective with the adoption of ASC 718, we elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Future dividends	$ -	$ -	$ -
Risk-free interest rate	0.82-1.25%	1.35-2.58%	2.59-3.11%
Expected volatility	32%	32%-33%	57%-59%
Expected life	6.5 years	6.0-6.5 years	6.5 years
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
As of December 31, 2012, we had $6.7 million of total unrecognized stock-based compensation cost related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 3.17 years after December 31, 2012. The allocation of this expense between direct expenses, project development and marketing expenses, and salaries and benefits expense will depend on the salaries and work assignments of the personnel holding these options.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Revenue:
Energy efficiency revenue	71.1%	75.7%	73.7%
Renewable energy revenue	28.9%	24.3%	26.3%
	100.0%	100.0%	100.0%
Direct expenses:
Energy efficiency expenses	56.2%	61.4%	61.2%
Renewable energy expenses	23.5%	20.1%	20.9%
	79.7%	81.5%	82.1%
Gross profit	20.3%	18.5%	17.9%
Total operating expenses	15.8%	11.6%	10.5%
Operating income	4.5%	6.9%	7.4%
Other expenses, net	0.6%	0.9%	1.0%
Income before provision for income taxes	3.9%	6.0%	6.4%
Income tax provision	1.0%	1.5%	2.0%
Net income	2.9%	4.5%	4.4%

Revenue
The following table sets forth a comparison of our revenue by mix for the periods indicated:

	Years Ended December 31,
	2012	2011	% change	2010	% change
(in $’000s)	(a)	(b)	((a-b)/b)	(c)	((b-c)/c)
Revenue:
Energy efficiency revenue	$448,984	$551,324	(18.6)%	$455,329	21.1%
Renewable energy revenue	182,187	176,876	3.0%	162,897	8.6%
	$631,171	$728,200	(13.3)%	$618,226	17.8%

Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 71.1%, 75.7%, and 73.7% of total revenue in 2012, 2011 and 2010, respectively. Total revenue decreased by $97.0 million, or 13.3%, from 2011 to 2012 due to lower energy efficiency revenue, partly offset by higher renewable energy revenue. Total revenue was down from 2011 to 2012 as we experienced an unusually sustained lengthening of conversion times from awarded projects to signed contracts. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. As a result, during 2012 we experienced an unusually sustained market disruption that affected all geographic regions and all levels of government. We expect this trend to continue into 2013.
Total revenue increased by $110.0 million, or 17.8%, from 2010 to 2011 primarily due to higher energy efficiency revenue.
Energy efficiency revenue. Energy efficiency revenue decreased by $102.3 million or 18.6%, from 2011 to 2012. Declines in our U.S. federal and Canada segments, by $71.7 million and $46.0 million, respectively, reflect the lagged affect of delays beginning in 2011 and continuing into 2012 in converting awarded projects to signed contracts. These decreases were partially offset by $52.0 million in incremental revenue attributable to our three acquisitions completed in the second half of 2011. Energy efficiency revenue increased by $96.0 million, or 21.1%, from 2010 to 2011 due to increased energy efficiency installation activity across all the regions in the other U.S. regions segment as well as the Canada segment, which reflects both ongoing and new projects. Energy efficiency revenue for 2011 includes approximately $24.8 million attributable to our acquisitions of AEG and Ameresco Southwest in the third quarter of 2011.
Renewable energy revenue. Renewable energy revenue increased by $5.3 million, or 3.0%, from 2011 to 2012 primarily due to increases from developing renewable energy plants for our customers and small-scale infrastructure, which more than offset a decline in revenue from renewable energy installation within the U.S. federal segment due to completion of projects. Renewable energy revenue increased by $14.0 million, or 8.6%, from 2010 to 2011, primarily due to increases from integrated-PV, developing renewable energy plants for our customers and small-scale infrastructure, as well as approximately $11.9 million from renewable energy installation activity attributable to our acquisition of Ameresco Southwest in the third quarter of 2011, partially offset by a $16.9 million decline in revenue from renewable energy installation within the U.S. federal segment beginning in the second quarter of 2011 as projects neared completion.
Revenue from customers outside the United States, principally Canada, was $67.4 million in 2012, compared with $112.6 million in 2011 and $103.9 million in 2010.

Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the periods indicated:

	Years Ended December 31,
	2012	2011	% change	2010	% change
(in $’000s)	(a)	(b)	((a-b)/b)	(c)	((b-c)/c)
U.S. Federal	$73,469	$145,199	(49.4)%	$177,522	(18.2)%
Central U.S. Region	87,805	86,376	1.7%	100,327	(13.9)%
Other U.S. Regions	262,236	268,211	(2.2)%	142,457	88.3%
Canada	60,564	106,531	(43.1)%	101,408	5.1%
All Other	147,097	121,883	20.7%	96,512	26.3%
Total	$631,171	$728,200	(13.3)%	$618,226	17.8%

•
Total revenue for the U.S. federal segment decreased from 2011 to 2012 by $71.7 million, or 49.4%, to $73.5 million primarily due to a $42.5 million decline in revenue from the Savannah River project, which was completed in the fourth quarter of 2011 and transitioned to its O&M phase, and the effects of fewer projects entering the construction phase during 2011 and the first half of 2012. We experienced delays during 2011 and continuing through 2012 in converting awarded projects to signed contracts, arising, we believe, initially from implementation and adoption of new enhanced competition rules for federal ESPCs released in the second quarter of 2011, and, beginning in 2012, from additional diligence steps in response to pressure from respective committees responsible for approving energy efficiency projects. Total revenue for the U.S. federal segment decreased from 2010 to 2011 by $32.3 million, or 18.2%, to $145.2 million primarily due to decreases in revenues from installation activity on ongoing projects, as a number of projects began nearing completion, combined with a decline in the velocity of converting awarded projects to signed contracts beginning in late 2010 through the first half of 2011. During 2010, revenue recognized on the continued installation of a large renewable energy project for the U.S. Department of Energy, Savannah River Site, accounted for a significant portion of our revenue for this segment.

•
Total revenue for the central U.S. region segment increased from 2011 to 2012 by $1.4 million, or 1.7%, to $87.8 million primarily due to increased installation activity as a result of an improved environment for converting awarded projects during the first half and last quarter of 2012, partially offset by the timing of awarded conversion activity which resulted in fewer newly signed contracts during the second quarter to replace installation activity in the third quarter. Total revenue for the central U.S. region segment decreased from 2010 to 2011 by $14.0 million, or 13.9%, to $86.4 million, primarily due to a lengthening of the sales cycle, which had resulted in fewer signed contracts to replace installation activity as projects were completed.

•
Total revenue for the other U.S. regions segment decreased from 2011 to 2012 by $6.0 million, or 2.2%, to $262.2 million primarily due to most regions within the segment experiencing a lengthening of conversion times from awarded projects to signed contracts beginning in in the third quarter, partially offset by an increase in the size and number of projects under construction in the first half, as well as $23.8 million in incremental revenue attributable to our acquisition of Ameresco Southwest in 2011.Total revenue for the other U.S. regions segment increased from 2010 to 2011 by $125.8 million, or 88.3%, to $268.2 million, primarily due to an increase in the size and number of projects under construction in the northeast, southeast and northwest; total revenue for this segment in 2011 includes $27.8 million attributable to our acquisition of Ameresco Southwest in the third quarter of 2011.

•
Total revenue for the Canada segment decreased from 2011 to 2012 by $46.0 million, or 43.1%, to $60.6 million primarily due to the effects of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to signed contracts arising from what we believe was continued government and municipal customer uncertainty related to the consequences of election outcomes. Total revenue for the Canada segment increased from 2010 to 2011 by $5.1 million, or 5.1%, to $106.5 million, primarily due to a larger volume of construction activity related to the installation of energy efficiency measures.

•
Total revenue not allocated to segments and presented as all other, increased from 2011 to 2012 by $25.2 million, or 20.7%, to $147.1 million primarily due to incremental revenue from our acquisitions of AEG and AIS in 2011, which contributed $17.7 million, as well as to increases in revenue from small-scale infrastructure and integrated-PV. Total revenue not allocated to segments and presented as all other, increased from 2010 to 2011 by $25.4 million, or 26.3%, to $121.9 million, due primarily to the acquisition of AEG in 2011, as well as to increases in revenue from small-scale infrastructure and integrated-PV.
Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the periods indicated:

	Years ended December 31,
(in $’000s)	2012	2011	2010
Revenue:
Energy efficiency revenue	$448,984	$551,324	$455,329
Renewable energy revenue	182,187	176,876	162,897
	631,171	728,200	618,226
Direct expenses:
Energy efficiency expenses	354,856	446,963	378,084
Renewable energy expenses	148,167	146,191	129,440
	503,023	593,154	507,524
Gross profit:	$128,148	$135,046	$110,702
Energy efficiency gross margin	21.0%	18.9%	17.0%
Renewable energy gross margin	18.7%	17.3%	20.5%
Gross profit %	20.3%	18.5%	17.9%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 79.0%, 81.1% and 83.0% of energy efficiency revenue in 2012, 2011 and 2010, respectively. Total direct expenses decreased by $90.1 million, or 15.2%, from 2011 to 2012 due primarily to the decrease in energy efficiency revenue, partially offset by improved gross margin for both energy efficiency and renewable energy. Total direct expenses increased by $85.6 million, or 16.9%, from 2010 to 2011 due primarily to increases associated with increased installation activity and, to a lesser extent, an increase in amortization of intangible assets resulting from our two acquisitions during the third quarter of 2011, partially offset by higher energy efficiency gross profit margin as discussed below.
Energy efficiency gross margin. Energy efficiency gross margin increased from 18.9% in 2011 to 21.0% in 2012. The increase was driven by higher margin projects across a number of U.S. regions, project closeouts, which contribute revenue for which all related direct expenses previously have been incurred, and contributions from our higher gross margin offerings attributable to our acquisitions of AEG and AIS in the second half of 2011. Energy efficiency gross margin increased from 17.0% in 2010 to 18.9% in 2011 primarily due to higher gross margins related to several project closeouts and positive margin contribution form AEG and Ameresco Southwest.
Renewable energy gross margin. Renewable energy gross margin increased from 17.3% in 2011 to 18.7% in 2012 primarily due to small-scale infrastructure and integrated PV. Renewable energy gross margin decreased from 20.5% in 2010 to 17.3% in 2011 primarily due to maintenance expenses at several of our renewable energy plants, approximately $1.8 million in start-up costs for Savannah River O&M incurred during the fourth quarter of 2011 for which we did not recognize corresponding revenue until the first quarter of 2012; and integrated-PV inventory adjustments of $0.8 million.

Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2012	% of	2011	% of	2010	% of
(in $’000s)		Revenue		Revenue		Revenue
Revenue	$631,171		$728,200		$618,226
Operating expenses:
Salaries and benefits	$51,280	8.1%	$40,746	5.6%	30,721	5.0%
Project development costs	16,625	2.6%	18,282	2.5%	13,677	2.2%
General, administrative and other	30,569	4.8%	25,332	3.5%	20,312	3.3%
Goodwill impairment	1,016	0.2%	—	—%	—	—%
	$99,490	15.8%	$84,360	11.6%	$64,710	10.5%
Salaries and benefits. Salaries and benefits increased by $10.5 million, or 25.9%, from 2011 to 2012 primarily due to increased headcount both as a result of the continued effect of the three acquisitions in 2011 and from opening six new offices during 2012. Salaries and benefits increased by $10.0 million, or 32.6%, from 2010 to 2011 primarily due to increased headcount both as a result of the three acquisitions in the second half of 2011 and to support expanded sales and development activity, including continued expansion in the northwest and southeast regions of the U.S.
Project development costs. Project development costs decreased by $1.7 million, or 9.1%, from 2011 to 2012. The decrease was due to an increase in awarded projects, which reflects our efforts to increase proposal activity and convert proposals to awarded projects, thereby allowing us to capitalize more of these costs, partially offset by continued efforts relating to converting awarded projects to fully-contracted backlog as a result of the unusually sustained lengthening of this portion of our sales cycle. Project development costs increased by $4.6 million, or 33.7%, from 2010 to 2011 reflecting continued efforts relating to increased proposal activities and efforts to convert awarded projects to fully-contracted backlog. We experienced a lengthening of the conversion time from awarded projects to fully-contracted backlog in the second and third quarters of 2011 and as a result had been incurring additional expenses in support of conversion.
General, administrative and other. General, administrative and other expenses increased by $5.2 million, or 20.7%, from 2011 to 2012 due primarily to the costs necessary to support our continued growth, including a significant increase in general, administrative and other expenses attributable to being a public company, such as auditing, compliance and insurance costs, as well as $2.4 million of incremental amortization expense related to customer relationships, non-compete agreements, technology and trade names attributable to our acquisitions in the second half of 2011 and in 2012. General, administrative and other expenses increased by $5.0 million, or 24.7%, from 2010 to 2011. During the second quarter of 2010 we recorded an unexpected prepayment of a long-term receivable from one of our customers, resulting in a $2.1 million non-cash charge. The net increase of $7.1 million for 2011 is due primarily to our growth and the costs necessary to support our continued growth, including a significant increase in general, administrative and other expenses attributable to being a public company, such as auditing, compliance and insurance costs, as well as acquisition integration expenses. General, administrative and other expenses in 2011 include approximately $1.0 million in acquisition-related expenses.
Goodwill impairment. We conducted our annual goodwill impairment test as of December 31, 2012 for all reporting units. This test, which was based on our most recent cash flow forecast, indicated that Canada goodwill related to our acquisition of Byrne Engineering, Inc. was impaired, as the carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1.0 million during the year ended December 31, 2012.

Other Expenses, Net
The following table shows the activity in other expenses, net for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
(in $’000s)		(Restated)	(Restated)
Unrealized loss from derivatives	$98	$1,314	$1,346
Interest expense, net of interest income	3,496	4,130	4,380
Amortization of deferred financing costs	456	1,062	567
	$4,050	$6,506	$6,293
Other expenses, net decreased from 2011 to 2012 by $2.5 million primarily due to a decrease in unrealized loss from derivatives of $1.2 million which was market related, a decrease in interest expense, net of $0.6 million reflecting lower net borrowings and higher capitalization of interest for 2012, and the remainder relates to a decrease in amortization of deferred financing costs of $0.6 million. Other expenses, net increased from 2010 to 2011 by $0.2 million. In 2010 we recorded a termination charge and a write-off of deferred financing fees totaling $0.7 million in connection with terminating and paying off a term loan of one of our project subsidiaries. The effect of these payments on the period-over-period change was partially offset by higher average balances on our outstanding borrowings, resulting in higher interest expense.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the periods indicated:

	2012	2011	% change	2010	% change
		(Restated)	(Restated)	(Restated)	(Restated)
(in $’000s)	(a)	(b)	((a-b)/b)	(c)	((b-c)/c)
U.S. Federal	$2,263	$19,252	(88.2)%	$21,444	(10.2)%
Central U.S. Region	9,355	5,643	65.8%	10,379	(45.6)%
Other U.S. Regions	43,479	47,074	(7.6)%	25,583	84.0%
Canada	(4,179)	1,976	(311.5)%	4,352	(54.6)%
All Other	(26,312)	(29,765)	11.6%	(22,059)	(34.9)%
Total	$24,606	$44,180	(44.3)%	$39,699	11.3%
Income before taxes decreased from 2011 to 2012 by $19.6 million, or 44.3%, primarily due to lower revenue and an increase in operating expenses, both as described above. Income before taxes increased from 2010 to 2011 by $4.5 million, or 11.3%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses, both as described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from 2011 to 2012 by $17.0 million, or 88.2%, to $2.3 million. The decrease was primarily due to decreased revenue as described above and a greater portion of lower margin projects within the segment’s revenue mix. Income before taxes for the U.S. federal segment decreased from 2010 to 2011 by $2.2 million, or 10.2%, to $19.3 million. The decrease was primarily due to decreased revenue as described above.

•
Income before taxes for the central U.S. region segment increased from 2011 to 2012 by $3.7 million, or 65.8%, to $9.4 million. The increase was primarily due to increased revenue as described above and reduced operating expenses. Income before taxes for the central U.S. region segment decreased from 2010 to 2011 by $4.7 million, or 45.6%, to $5.6 million due primarily to decreased revenue as described above and a greater portion of lower margin projects within the segment’s revenue mix.

•
Income before taxes for the other U.S. regions segment decreased from 2011 to 2012 by $3.6 million, or 7.6%, to $43.5 million due primarily to decreased revenue as described above. Income before taxes for the other U.S. regions segment increased from 2010 to 2011 by 84.0%, or $21.5 million, to $47.1 million due primarily to increased revenue as described above, but also reflecting improved operating leverage.

•
Income before taxes for the Canada segment decreased from 2011 to 2012 by $6.2 million, or 311.5%, to a loss of $4.2 million. The decrease is primarily due to decreased revenue as described above. Income before taxes for the Canada segment decreased from 2010 to 2011 by $2.4 million, or 54.6%, to $2.0 million due to a greater portion of lower gross margin projects in its revenue mix and to higher operating expenses.

•
The loss before taxes not allocated to segments and presented as all other, decreased from 2011 to 2012 by $3.5 million, or 11.6%, to $26.3 million primarily due to increased revenue as described above, partially offset by increased corporate overhead. The loss before taxes not allocated to segments and presented as all other, increased from 2010 to 2011 by $7.7 million, or 34.9%, to $29.8 million primarily due to increases in corporate overhead partially offset by higher revenue.

Provision for Income Taxes
The provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. Our statutory rate, which is a combined federal and state rate, has ranged between 38.1% and 39.7%. During 2012, we recognized income taxes of $6.2 million, or 25.4% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $7.0 million reduction in the 2012 provision, or a reduction of 28.6 percentage points in the effective rate.
During 2011, we recognized income taxes of $10.8 million, or 24.4% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $6.2 million reduction in the 2011 provision, or a reduction of 14.1 percentage points in the effective rate.
During 2010, we recognized income taxes of $12.2 million, or 30.7% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $4.2 million reduction in the 2010 provision, or a reduction of 10.7 percentage points in the effective rate.
Net Income
Net income decreased in 2012 by $15.1 million, or 45.1%, due to lower pretax income and a slightly higher effective tax rate. Earnings per share in 2012 was $0.41 per basic share, representing a decrease of $0.37, or 47.4%, and $0.40 per diluted share, representing a decrease of $0.35, or 46.7%. The weighted-average number of basic and diluted shares increased in 2012 by 4.8% and 2.9%, respectively. The exercise of incentive stock options accounted for the increase in basic shares, while the awarding of new stock options contributed to increase in diluted shares.
Net income increased in 2011 by $5.9 million, or 21.4%, due to higher pre-tax income and a lower effective tax rate. Earnings per share in 2011 was $0.78 per basic share, representing a decrease of $0.29, or 27.1%, and $0.75 per diluted share, representing an increase of $0.09, or 13.6%. The weighted-average number of basic and diluted shares increased in 2011 by 65.5% and 7.7%, respectively. The increase in our basic shares was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our initial public offering and the exercise of 2.2 million options and warrants for shares of Class A common stock. The issuance and sale of 6.3 million shares of Class A common stock in our initial public offering contributed to the increase in both. The increase in the weighted-average number of diluted shares outstanding also was the result of the grant of new stock options and the increase in the market price of our stock.

Net income increased in 2010 by $8.8 million, or 44.3%, due to higher pre-tax income, partially offset by an increase in the tax provision. Earnings per share in 2010 was $1.12 per basic share, representing a decrease of $0.87, or 43.7%, and $0.69 per diluted share, representing an increase of $0.08, or 13.1%. The weighted-average number of basic and diluted shares increased by 157.5% and 26.9%, respectively, primarily as a result of the issuance of shares in our initial public offering.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through existing net cash available, cash flow from operations and various forms of debt.
We consider the difference between cash and cash equivalents and the book overdraft to represent the net cash available to meet our liquidity requirements. Those amounts were as follows for the years ended December 31, 2012, 2011 and 2010:

	Fiscal Years Ended December 31,
(in $’000s)	2012	2011	2010
Cash and cash equivalents	$63,348	$26,277	$44,691
Book overdraft	—	(7,297)	—
Net cash available	$63,348	$18,980	$44,691
At December 31, 2011, we recorded a book overdraft which represents certain checks issued on a disbursement bank account but not yet paid by that bank. Accounting conventions require that the book overdraft be presented as a current liability. There were no book overdrafts as of December 31, 2012 or 2010.
We presented the book overdraft as a financing activity in the consolidated statements of cash flows.
The changes in cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Fiscal Years Ended December 31,
(in $’000s)	2012	2011	2010
Net cash provided by operating activities	$87,528	$30,146	$20,850
Net cash used in investing activities	(48,953)	(105,601)	(45,930)
Net cash (used in) provided by financing activities	(1,833)	58,076	20,505
Effect of exchange rate changes on cash	328	(1,035)	1,338
Net increase (decrease) in cash and cash equivalents	$37,070	$(18,414)	$(3,237)
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through 2014 and thereafter.
Capital expenditures. Our total capital expenditures were $44.9 million in 2012, $45.2 million in 2011, and $39.6 million in 2010. The 2012, 2011 and 2010 capital expenditures were net of Section 1603 rebates received of $7.3 million, $6.7 million, and $0.8 million, respectively. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forego such tax credits in exchange for the payment made under Section 1603. Additionally, in 2012, 2011 and 2010 we invested $4.0 million, $66.2 million and $6.3 million in acquisitions, respectively. We currently plan to make capital expenditures of approximately $25.0 million in 2013, principally for new renewable energy plants.
Cash flows from operating activities. Operating activities provided $87.5 million of net cash during 2012. In 2012, we had net income of $18.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $19.5 million. Net increases in restricted cash draws (net of Federal ESPC financing), accounts receivable including retainage, net costs and estimated earnings in excess of billings, accounts payable and accrued expenses, other liabilities and income taxes payable provided $54.8 million. However, decreases in project development costs and inventory used $3.9 million.
Operating activities provided $30.1 million of net cash during 2011. In 2011, we had net income of $33.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $35.9 million. Net increases in restricted cash draws (net of Federal ESPC financing), project development costs and other assets provided $41.1 million. However, net decreases in accounts receivable including retainage, inventory, net costs and estimated earnings in excess of billings, prepaid expenses and other current assets, accounts payable and accrued expenses, other liabilities and income taxes payable used $80.2 million in cash.
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
Cash flows from investing activities. Cash used for investing activities totaled $49.0 million during 2012 and consisted of capital investments of $47.2 million related to the development of renewable energy plants; $5.1 million related to purchases of other property and equipment; and $4.0 million primarily for the acquisition of FAME. Offsetting these amounts were $7.3 million of Section 1603 and other rebates received during the period.
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
Cash flows from financing activities. Net cash used in financing activities totaled $1.8 million during 2012 and included repayments of $9.3 million on our senior secured credit facility, repayments of $5.6 million on other long-term debt, payments of $3.2 million relating to financing fees, payments of $17.8 million into restricted cash accounts, and the book overdraft of $7.3 million. These were partially offset by proceeds from long-term debt financing of $37.7 million and exercises of options provided $3.5 million.
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

Subordinated Note
In connection with the organization of Ameresco, on May 17, 2000, we issued a subordinated note to our principal stockholder in the amount of $3.0 million. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinate to our revolving senior secured credit facility. The subordinated note was payable upon demand. We incurred $0.2 million of interest related to the subordinated note during 2010 when the note was settled in full in connection with our initial public offering.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2011, we amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At December 31, 2012, there was no balance outstanding under the revolving credit facility and $32.9 million was outstanding under the term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of December 31, 2012, we had outstanding $88.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028. One loan totaling $5.2 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, totaling $37.8 million requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2011, we had outstanding $56.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2024. As of December 31, 2010, we had outstanding $46.8 million in aggregate principal amount under these loans, bearing interest at rates ranging from 5.3% to 8.7% and maturing at various dates from 2013 to 2024.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $93.0 million and $109.6 million in principal amounts at December 31, 2012 and 2011, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2012 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2012:

	Payments due by Period
		Less than	One to	Three to	More than
(in $’000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	32,857	7,142	11,429	14,286	—
Project Financing:
Construction and term loans	88,560	5,195	9,034	8,213	66,118
Federal ESPC receivable financing(1)	92,957	—	92,957	—	—
Interest obligations(2)	24,244	4,845	7,352	5,167	6,880
Operating leases	8,228	2,763	3,382	1,714	369
Total	$246,846	$19,945	$124,154	$29,380	$73,367

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2012 remains constant for the term of the facility.

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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to use a qualitative approach to test indefinite-lived intangible assets for impairment. This ASU permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U .S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company expects to adopt this amendment in the first quarter of 2013 and does not expect the adoption to have a material impact on its consolidated financial statements.
In March 2013, the FASB issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
Interest Rate Risk
We had cash and cash equivalents totaling $63.3 million as of December 31, 2012 and $26.3 million as of December 31, 2011. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. The interest rate swaps that we have entered into qualify and, with one exception, have been designated as fair value hedges. (See Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K).
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our

Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2012, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million which we recorded as an increase in accumulated other comprehensive income. For the year ended December 31, 2011, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million, respectively, which we recorded as a decrease in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$63,347,645	$26,277,366
Restricted cash	26,358,908	12,372,356
Accounts receivable, net	84,124,627	109,296,773
Accounts receivable retainage	23,197,784	26,089,216
Costs and estimated earnings in excess of billings	62,096,284	69,251,022
Inventory, net	9,502,289	8,635,633
Prepaid expenses and other current assets	9,600,619	8,992,963
Income tax receivable	5,385,242	9,662,771
Deferred income taxes	5,190,718	6,456,671
Project development costs	9,038,725	6,027,689
Total current assets	297,842,841	283,062,460
Federal ESPC receivable	91,854,808	110,212,186
Property and equipment, net	9,387,218	7,086,164
Project assets, net	207,274,982	177,854,734
Deferred financing fees, net	5,746,177	2,994,692
Goodwill	48,968,390	47,881,346
Intangible assets, net	9,742,878	12,727,528
Other assets	4,654,709	3,778,357
	377,629,162	362,535,007
	$675,472,003	$645,597,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,452,678	$11,563,983
Accounts payable	101,007,455	93,506,089
Accrued expenses and other current liabilities	13,157,024	8,917,723
Book overdraft	—	7,297,122
Billings in excess of cost and estimated earnings	22,271,655	26,982,858
Total current liabilities	148,888,812	148,267,775
Long-term debt, less current portion	201,922,172	196,401,588
Deferred income taxes	24,888,229	29,953,103
Deferred grant income	7,590,730	6,024,099
Other liabilities	30,362,869	28,529,867
	$264,764,000	$260,908,657
Commitments and contingencies (Note 14)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	December 31,
	2012	2011
		(Restated)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 32,019,982 shares issued and 27,186,698 outstanding at December 31, 2012, 30,713,837 shares issued and 25,880,553 outstanding at December 31, 2011	3,202	3,071
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2012 and 2011	1,800	1,800
Additional paid-in capital	93,141,432	86,067,852
Retained earnings	177,169,717	158,809,584
Accumulated other comprehensive income	713,194	657,685
Non-controlling interest	(27,583)	63,614
Less — treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	261,819,191	236,421,035
	$675,472,003	$645,597,467

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Revenue:
Energy efficiency revenue	$448,983,992	$551,323,840	$455,329,696
Renewable energy revenue	182,186,573	176,876,478	162,896,963
	631,170,565	728,200,318	618,226,659
Direct expenses:
Energy efficiency expenses	354,855,706	446,962,891	378,084,610
Renewable energy expenses	148,167,582	146,191,280	129,439,629
	503,023,288	593,154,171	507,524,239
Gross profit	128,147,277	135,046,147	110,702,420
Operating expenses:
Salaries and benefits	51,279,963	40,746,280	30,721,486
Project development costs	16,625,103	18,281,729	13,676,795
General, administrative and other	30,568,884	25,332,314	20,311,842
Goodwill impairment	1,016,325	—	—
	99,490,275	84,360,323	64,710,123
Operating income	28,657,002	50,685,824	45,992,297
Other expenses, net (Note 17)	4,050,116	6,505,719	6,292,996
Income before provision for income taxes	24,606,886	44,180,105	39,699,301
Income tax provision	6,246,753	10,767,172	12,185,635
Net income	$18,360,133	$33,412,933	$27,513,666
Net income per share attributable to common shareholders:
Basic	$0.41	$0.78	$1.07
Diluted	$0.40	$0.75	$0.66
Weighted average common shares outstanding:
Basic	44,649,275	42,587,818	25,728,314
Diluted	45,995,463	44,707,132	41,513,482

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)

Net income	$18,360,133	$33,412,933	$27,513,666
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedge, net of tax	(666,563)	(3,135,402)	278,571
Foreign currency translation adjustment	722,072	(970,884)	1,653,430
Total other comprehensive income (loss)	55,509	(4,106,286)	1,932,001
Comprehensive income	$18,415,642	$29,306,647	$29,445,667
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

												Accumulated
	Series A Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
								(Restated)				(Restated)
Balance, December 31, 2009	3,210,000	$321	—	$—	17,998,168	$1,800	$10,466,312	$97,882,985	4,715,884	$(8,413,601)	$—	$2,831,970	$102,769,787
Conversion of preferred stock	(3,210,000)	(321)	18,000,000	1,800	1,260,000	126	(1,605)	—	—	—	—	—	—
Initial public offering proceeds, net	—	—	—	—	6,000,000	600	53,231,858	—	—	—	—	—	53,232,458
Initial public offering allotment	—	—	—	—	342,889	34	3,188,834	—	—	—	—	—	3,188,868
Exercise of stock options	—	—	—	—	1,919,306	192	2,674,572	—	—	—	—	—	2,674,764
Repurchase of stock	—	—	—	—	—	—	—	—	117,400	(768,970)	—	—	(768,970)
Exercise of warrants	—	—	—	—	405,286	41	1,985	—	—	—	—	—	2,026
Stock-based compensation expense, including excess tax benefits of $2,010,221	—	—	—	—	—	—	4,507,131	—	—	—	—	—	4,507,131
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,653,430	1,653,430
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	278,571	278,571
Net income	—	—	—	—	—	—	—	27,513,666	—	—	—	—	27,513,666
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$125,396,651	4,833,284	$(9,182,571)	$—	$4,763,971	$195,051,731
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
												Accumulated
	Series A Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income (Loss)	Equity
								(Restated)				(Restated)
Balance, December 31, 2010	—	$—	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$125,396,651	4,833,284	$(9,182,571)	$—	$4,763,971	$195,051,731
Exercise of stock options, net	—	—	—	—	2,788,188	278	6,407,526	—	—	—	—	—	6,407,804
Stock-based compensation expense, including excess tax benefits of $2,725,533	—	—	—	—	—	—	5,591,239	—	—	—	—	—	5,591,239
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	63,614	—	63,614
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(970,884)	(970,884)
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	(3,135,402)	(3,135,402)
Net income	—	—	—	—	—	—	—	33,412,933	—	—	—	—	33,412,933
Balance, December 31, 2011	—	$—	18,000,000	$1,800	30,713,837	$3,071	$86,067,852	$158,809,584	4,833,284	$(9,182,571)	$63,614	$657,685	$236,421,035
Exercise of stock options, net	—	—	—	—	1,306,145	131	3,462,548	—	—	—	—	—	3,462,679
Stock-based compensation expense, including excess tax benefits of $259,890	—	—	—	—	—	—	3,611,032	—	—	—	—	—	3,611,032
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(91,197)	—	(91,197)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	722,072	722,072
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	(666,563)	(666,563)
Net income	—	—	—	—	—	—	—	18,360,133	—	—	—	—	18,360,133
Balance, December 31, 2012	—	$—	18,000,000	$1,800	32,019,982	$3,202	$93,141,432	$177,169,717	4,833,284	$(9,182,571)	$(27,583)	$713,194	$261,819,191
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$18,360,133	$33,412,933	$27,513,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	11,229,380	9,701,399	9,634,891
Depreciation of property and equipment	2,828,540	2,554,867	1,784,295
Amortization of deferred financing fees	456,305	1,061,782	566,772
Amortization of intangible assets	5,282,170	1,752,472	—
Impairment of goodwill	1,016,325	—	—
Provision for bad debts	148,773	24,374	126,219
Gains on sales of assets	(800,000)	(514,828)	—
Write-down of long-term receivable	—	—	2,111,000
Unrealized loss on interest rate swaps	98,026	1,313,587	1,346,041
Stock-based compensation expense	3,351,142	2,865,706	2,498,660
Deferred income taxes	(3,849,798)	19,842,638	(253,975)
Excess tax benefits from stock-based compensation arrangements	(259,890)	(2,725,533)	(2,010,221)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	34,229,875	138,485,363	151,022,923
Accounts receivable	25,624,181	(22,861,989)	(305,665)
Accounts receivable retainage	3,055,300	(7,786,995)	(8,319,286)
Federal ESPC receivable	(28,650,513)	(99,781,156)	(160,455,751)
Inventory	(858,895)	(1,808,348)	(2,542,183)
Costs and estimated earnings in excess of billings	7,225,107	(22,452,016)	(19,311,505)
Prepaid expenses and other current assets	(446,600)	(542,485)	(321,074)
Project development costs	(3,009,937)	1,816,884	925,531
Other assets	(790,597)	569,954	5,975,610
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	10,678,911	(13,480,285)	3,925,716
Billings in excess of cost and estimated earnings	(4,943,161)	(452,802)	(1,258,620)
Other liabilities	2,975,301	(3,537,261)	8,476,965
Income taxes payable	4,578,300	(7,311,938)	(280,200)
Net cash provided by operating activities	87,528,378	30,146,323	20,849,809
Cash flows from investing activities:
Purchases of property and equipment	(5,060,751)	(3,449,940)	(2,613,267)
Purchases of project assets	(47,190,597)	(48,457,910)	(37,825,750)
Grant awards and rebates received on project assets	7,310,767	6,695,711	812,489
Proceeds from sales of assets	—	7,800,000	—
Acquisitions, net of cash received	(4,012,459)	(66,232,848)	(6,303,006)
Additional purchase price paid on 2010 acquisition (Note 3)	—	(1,956,366)	—
Net cash used in investing activities	$(48,953,040)	$(105,601,353)	$(45,929,534)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$259,890	$2,725,533	$2,010,221
Book overdraft	(7,297,122)	7,297,122	—
Payments of financing fees	(3,207,790)	(644,288)	(1,373,171)
Proceeds from exercises of options, warrants and issuance of stock	3,462,679	6,407,804	60,073,139
Repurchase of stock	—	—	(768,970)
(Payments of) proceeds from senior secured credit facility	(9,285,713)	42,142,858	(19,915,218)
Proceeds from long-term debt financing	37,713,158	12,981,691	747,362
Non-controlling interest	(91,197)	63,614	—
Restricted cash	(17,799,578)	(7,823,912)	(6,298,988)
Repayment of subordinated debt	—	—	(2,998,750)
Payments on long-term debt	(5,587,186)	(5,074,411)	(10,970,656)
Net cash (used in) provided by financing activities	(1,832,859)	58,076,011	20,504,969
Effect of exchange rate changes on cash	327,800	(1,034,636)	1,338,237
Net increase (decrease) in cash and cash equivalents	37,070,279	(18,413,655)	(3,236,519)
Cash and cash equivalents, beginning of year	26,277,366	44,691,021	47,927,540
Cash and cash equivalents, end of year	$63,347,645	$26,277,366	$44,691,021
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,171,351	$4,723,960	$5,057,056
Income taxes	$1,562,356	$7,550,269	$5,248,499
Acquisitions, net of cash received:
Accounts receivable	$320,997	$18,287,718	$8,354,669
Accounts receivable retainage	—	—	423,927
Costs and estimated earnings in excess of billings	—	11,432,634	1,947,639
Inventory	7,761	47,193	—
Prepaid expenses and other current assets	107,715	95,674	33,922
Project development costs	—	130,044	—
Property and equipment	54,854	820,934	127,512
Project assets	—	5,849,963	—
Goodwill	2,021,260	26,823,070	2,703,626
Intangible assets	2,281,240	14,480,000	—
Other assets	100	52,062	18,551
Accounts payable and accrued expenses	(623,444)	(8,094,339)	(7,032,052)
Billings in excess of cost and estimated earnings	(158,025)	(100,573)	(274,788)
Deferred income taxes	—	(1,939,532)	—
Other liabilities	—	(1,652,000)	—
	$4,012,458	$66,232,848	$6,303,006
Noncash ESPC receivable financing	$47,007,891	$183,120,465	$18,301,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company”) was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company’s comprehensive set of services includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic equipment worldwide. The Company operates in the United States, Canada and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s generating assets; and 3) direct payment for photovoltaic equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restatement  -
The Company is restating its historical consolidated financial statements as of and for the years ended December 31, 2011 and 2010, and historical unaudited quarterly information for the quarters in the years ended December 31, 2012, 2011 and 2010. These restatements and are the result of an error in the Company’s accounting treatment for a certain derivative transaction under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As further explained below, the Company has analyzed the impact of this item and concluded that the error would not be material to any individual prior period, taking into account the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”). As discussed in SAB 108, though the error correction does require restating the consolidated financial statements for prior periods, the error correction does not require the amendment of period filings.
The Company maintains a portfolio of eight interest rate swaps used to hedge exposure to adverse changes in short-term market rates related primarily to renewable energy project financings. Each of the interest rate swaps has been designated as a fair value hedge using hedge accounting under ASC 815-20-25. Seven of the interest rate swaps have been designated as hedges using the “long-haul” method. The eighth, a floating-to-fixed interest rate swap entered into in March 2010 in connection with converting a variable rate construction loan to a term loan, has been designated as a hedge using the “short cut” method. ASC 815-20-25 requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives’ fair values be recognized currently in earnings unless specific hedge accounting criteria are met. The fair value of this interest rate swap agreement was adjusted quarterly with the changes recorded as deferred gains or losses in the consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax.
Following its entry into new interest rate swaps during the fourth quarter of 2012, the Company conducted during the first quarter of 2013 a review of its portfolio of eight swaps. As a result of that review, the Company determined that the March 2010 interest rate swap does not qualify for hedge accounting because the Company inappropriately applied the “short cut” method to evaluate this swap for hedge accounting purposes from the date of inception. Accordingly, the change in the fair value of this interest rate swap derivative is required to be recognized as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations.
Although the March 2010 interest rate swap would have qualified for hedge accounting if the “long haul” method had been applied, ASC 815-20-25 does not permit the use of the “long haul” method retroactively. To record the cumulative effect of the error as an out-of-period adjustment in the fourth quarter of the year ended December 31, 2012 would have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2012, and thus prior periods are required to be corrected. Consequently, the Company is restating its historical consolidated financial statements for the years ended December 31, 2011 and 2010 and its historical unaudited quarterly information for the quarters in the years ended December 31, 2012 (other than the fourth quarter) and 2011. The Company also is providing as supplemental information restated historical unaudited quarterly information for the quarters in in the year ended December 31, 2010.
Adjustments to correct the accounting for the March 2010 interest rate swap are included in the restated results. The Company has analyzed the impact of this item and concluded that the error would not be material to any individual prior period, taking into account the requirements of SAB 108.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In assessing materiality on both a qualitative and quantitative basis, the Company considered the difference between the amounts reported and the amounts that would have been reported had the hedged accounting not been utilized. The information below summarizes the magnitude of the impact on key balance sheet and income statement items for each reporting period.
The Company believes that the impact of not using the “short-cut” method to determine the effectiveness of the March 2010 interest rate swap as a fair value hedge had no material impact on its prior period financial statements.
The Company considered the guidance provided by SAB No. 99 and SAB 108 in the evaluation of materiality as to whether there exists a significant likelihood that the judgment of a reasonable person relying on the report would have been changed or influenced by the inclusion or correction of the item. The reasons for the Company’s determination that the impact on its prior period financial statements include:

•	the restatement affects non-cash, non-operating items and does not affect any of revenue, gross profit, operating expenses or operating income;

•	the entries do not affect adjusted EBITDA, a non-GAAP financial measure used by the Company’s creditors, investors, and other analysts who follow the Company’s stock;

•
the quantitative effect on net income and earnings per share for 2011 and 2010 is small. Though the quantitative effect on net income for certain quarterly periods, particularly in 2010, are more significant, the effect evens out over the full years. The Company does not believe the effect on the quarterly periods is material because the Company’s investors and analysts focus more on full year results. The Company’s quarterly results fluctuate significantly from quarter to quarter due to seasonal trends and construction cycles, with first quarter results typically lower and third quarter results typically higher than other quarters. As a result, the Company believes, based on direct conversations with analysts and investors, that investors more closely follow trends in its total construction backlog rather than quarterly results, particularly early in the year;

•	the March 2010 interest rate swap has been a highly effective economic hedge against changes in interest rates, regardless of the accounting treatment; and

•	the restatement does not affect the Company’s compliance with debt covenants, nor prior outcomes under the Company’s annual incentive bonus program.
See Note 22 for restated unaudited quarterly information.
The following table details the effect of the restatement on the Company’s consolidated statements of income and comprehensive income for the years ended 2011 and 2010 and the consolidated balance sheets at December 31, 2011 and 2010:

	December 31,
	2011			2010
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Statements of Income Data:
Operating income	$50,685,824	$—	$50,685,824	$45,992,297	$—	$45,992,297
Other expenses, net	5,192,132	1,313,587	6,505,719	5,080,546	1,212,450	6,292,996
Income before provision for income taxes	45,493,692	(1,313,587)	44,180,105	40,911,751	(1,212,450)	39,699,301
Income tax provision	10,767,172	—	10,767,172	12,185,635	—	12,185,635
Net income	$34,726,520	$(1,313,587)	$33,412,933	$28,726,116	$(1,212,450)	$27,513,666
Net income per share attributable to common shareholders:
Basic	$0.82	$(0.03)	$0.78	$1.12	$(0.05)	$1.07
Diluted	$0.78	$(0.03)	$0.75	$0.69	$(0.03)	$0.66

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2011			2010
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Statements of Comprehensive Income Data:
Net income	$34,726,520	$(1,313,587)	$33,412,933	$28,726,116	$(1,212,450)	$27,513,666
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedge, net of tax	(4,448,989)	1,313,587	(3,135,402)	(933,879)	1,212,450	278,571
Foreign currency translation adjustment	(970,884)	—	(970,884)	1,653,430	—	1,653,430
Total other comprehensive income (loss)	(5,419,873)	1,313,587	(4,106,286)	719,551	1,212,450	1,932,001
Comprehensive income	$29,306,647	$—	$29,306,647	$29,445,667	$—	$29,445,667

	December 31,
	2011			2010
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Balance Sheet Data:
Stockholders’ equity:
Preferred stock	$—	$—	$—	$—	$—	$—
Class A common stock	3,071	—	3,071	2,793	—	2,793
Class B common stock	1,800	—	1,800	1,800	—	1,800
Additional paid-in capital	86,067,852	—	86,067,852	74,069,087	—	74,069,087
Retained earnings	161,335,621	(2,526,037)	158,809,584	126,609,101	(1,212,450)	125,396,651
Accumulated other comprehensive (loss) income	(1,868,352)	2,526,037	657,685	3,551,521	1,212,450	4,763,971
Non-controlling interest	63,614	—	63,614	—	—	—
Less — treasury stock, at cost	(9,182,571)	—	(9,182,571)	(9,182,571)	—	(9,182,571)
Total stockholders’ equity	$236,421,035	$—	$236,421,035	$195,051,731	$—	$195,051,731
 Codification
The accompanying consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within stockholders’ equity.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A book overdraft, representing certain checks issued in the normal course of business on a disbursement bank account but not yet paid by that bank, totaled $7,297,122 as of December 31, 2011. GAAP requires that the book overdraft be classified as a current liability on the accompanying consolidated balance sheet. The book overdraft was funded through normal collections of funds or transfers from bank balances at other financial institutions, or from draws under the Company’s revolving line of credit. Under the terms of the senior secured credit facility with the bank, the respective financial institution is not legally obligated to honor the book overdraft balance as of December 31, 2011, or such balances on any given date.
There were no book overdrafts as of December 31, 2012.
For purposes of reporting cash flows, the Company reports the book overdraft as a financing activity.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts (“ESPCs”) and construction of project assets, as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$1,135,391	$1,677,278	$1,602,079
Charges to costs and expenses	148,773	24,374	126,219
Account write-offs and other	(109,706)	(566,261)	(51,020)
Balance, end of period	$1,174,458	$1,135,391	$1,677,278
At December 31, 2012 and 2011, no customer accounted for more than 10% of the Company’s total accounts receivable.
During the years ended December 31, 2012 and 2011, no one customer accounted for more than 10% of the Company’s total revenue. During the year ended December 31, 2010 the Company had one customer that accounted for approximately 11.5% of the Company’s total revenue.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from five percent to ten percent of the total invoice.
 Inventory
Inventories, which consist primarily of photovoltaic solar panels, batteries and related accessories, are stated at the lower of cost (“first-in, first-out” method) or market (determined on the basis of estimated net realizable values). Provisions have been made to reduce the carrying value of inventory to the net realizable value.
Prepaid Expenses
Prepaid expenses consist primarily of short-term prepaid expenditures that will amortize within one year.
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company’s consolidated financial statements.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $2,104,206, $442,699 and $252,113, respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Routine maintenance costs are expensed in the current year’s consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the consolidated statements of income.
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the amount that the carrying value exceeds the fair value. d
From time to time, the Company applies for and receives cash grant awards from the U.S. Treasury Department (the “Treasury”) under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the “Act”). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company received $6,023,767, $6,695,711 and $812,489 in Section 1603 grants during the years ended December 31, 2012, 2011 and 2010, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,590,730 and $6,024,099 in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. The Company received a rebate of $1,287,000 during the year ended December 31, 2012. No rebates were received during the year ended December 31, 2011.
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
Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base price of the Company’s publicly traded stock for a sustained period of time.  Although the Company believes goodwill and intangible assets are appropriately stated in the accompanying consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. The Company recorded a goodwill impairment charge of $1,016,325 for the year ended December 31, 2012. See Note 4 for additional disclosure.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the third quarter of 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. entered into a stock purchase agreement to acquire 100% of the capital stock of FAME Facility Software Solutions, Inc. (“FAME”). During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of each of Applied Energy Group (“AEG”) and APS Energy Services, Inc. (now known as “Ameresco Southwest”). During the fourth quarter of 2011, the Company entered into an asset purchase agreement to acquire the xChangePoint® and energy projects businesses of Energy and Power Solutions, Inc., (“EPS”) (now known as “Ameresco Intelligent Systems”, or “AIS”). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of FAME resulted in the Company recording goodwill totaling $1,886,945. The acquisition of AEG resulted in the Company recording goodwill totaling $8,728,169. For the acquisition of Ameresco Southwest, the Company recorded goodwill of $16,545,434. And for the acquisition of AIS, the Company recorded goodwill of $1,549,467. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fourteen years from their respective acquisition dates. See Notes 3 and 4 for additional disclosures.
During April 2011, the Company made an additional payment of approximately $1,956,366 in accordance with certain provisions of the stock purchase agreement with the former shareholders of Quantum Engineering and Development, Inc. (“Quantum”). The payment has been reflected retrospectively as additional goodwill in the accompanying consolidated balance sheets in accordance with ASC 805, Business Combinations.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers.
 Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. As of December 31, 2012, 2011 and 2010, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives, as well as deferred compensation relating to 2011 acquisitions. See Notes 3 and 14 for additional disclosures.
Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation, of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended December 31, 2012 and 2011, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using third party evidence or management’s best estimate of selling price.
The Company recognizes revenue from the sale and delivery of products, including the output from renewable energy plants, when produced and delivered to the customer, in accordance with specific contract terms, provided that persuasive evidence of an arrangement exists, the Company’s price to the customer is fixed or determinable and collectability is reasonably assured.
 The Company recognizes revenue from operations and maintenance (“O&M”) contracts and consulting services as the related services are performed.
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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 10 for additional information on the Company’s income taxes.
Foreign Currency Translation
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of income.
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
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation that the Company would pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management’s expectations. Because there was no public market for the Company’s common stock prior to the Company’s initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly traded peer companies, and it is expected that the Company will continue to use this methodology until such time as there is adequate historical data regarding the volatility of the Company’s publicly traded stock price.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2012, 2011 and 2010.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s financial instruments include cash and cash equivalents, book overdrafts, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, book overdrafts, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2012, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $3,722,087. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
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
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900,000 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. As of December 31, 2012 this swap had not been designated as a hedge.
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
In October 2012, the Company entered into two eight-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $16,750,000 variable rate note at a fixed interest rate of 1.71%. This notional amount increases to $42,247,327 on September 30, 2013 and expires in March 2020.
In October 2012, the Company also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

notional amount of $25,377,063 variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028.
Following its entry into new interest rate swaps during the fourth quarter of 2012, the Company conducted during the first quarter of 2013 a review of its portfolio of eight swaps. As a result of that review, the Company determined that the March 2010 interest rate swap does not qualify for hedge accounting because the Company inappropriately applied the “short cut” method to evaluate this swap for hedge accounting purposes from the date of inception. Accordingly, the change in the fair value of this interest rate swap derivative is required to be recognized as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations. For the years ended December 31, 2012, 2011 and 2010, the Company has recorded an unrealized loss in earnings of $98,027, $1,313,587, and $1,346,041, respectively, as other expenses, net in the consolidated statements of income. See also Restatement above.
See Notes 17, 18 and 19 for additional information on the Company’s derivative instruments.
Earnings Per Share
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares, including vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using: the weighted-average outstanding common shares; the dilutive effect of convertible preferred stock, under the “if converted” method; and the treasury stock method with regard to warrants and stock options; all as determined under the treasury stock method.

	Years Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Net income	$18,360,133	$33,412,933	$27,513,666
Basic weighted-average shares outstanding	44,649,275	42,587,818	25,728,314
Effect of dilutive securities:
Preferred stock	—	—	10,606,192
Stock options	1,346,188	2,119,314	4,994,730
Warrants	—	—	184,246
Diluted weighted-average shares outstanding	45,995,463	44,707,132	41,513,482

For the years ended December 31, 2012, 2011 and 2010, 681,688, 88,688 and 856,000 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangibles and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the years ended December 31, 2012, 2011 and 2010, unallocated corporate expenses were $44,399,958, $39,477,839 and $30,721,689, respectively. Income before taxes and unallocated corporate expenses for all other in 2012, 2011 and 2010, was $18,088,251, $9,712,686 and $8,662,872, respectively. See Note 20 for additional disclosures.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of New Accounting Pronouncements
In June 2011, the FASB issued an accounting standards update for the presentation of comprehensive income. This guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The FASB deferred certain portions of the accounting standard update related to presentation of reclassification adjustments from other comprehensive income to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted this guidance effective January 1, 2012 with no effect on our consolidated financial position or results of operations.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to use a qualitative approach to test indefinite-lived intangible assets for impairment. This ASU permits an entity to first perform a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U .S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company expects to adopt this amendment in the first quarter of 2013 and does not expect the adoption to have a material impact on its consolidated financial statements.
In March 2013, the FASB issued Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In July 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. acquired FAME, a privately held company offering infrastructure asset management solutions serving both public and private sector customers primarily in western Canada. The Company made a cash payment of $4,486,950 to acquire all of the outstanding stock of FAME. The Company

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deposited approximately $900,000 of the purchase price with a third-party escrow agent as security for the selling stockholders’ indemnification obligations under the terms of the acquisition agreement.
In December 2011, the Company’s wholly owned subsidiary AIS acquired the xChange Point® and energy projects businesses, including automated demand response, from EPS. The Company made an initial cash payment of $4,497,141 to acquire these assets. The purchase price is subject to post-closing adjustments for pro-ration of certain revenue and expense items and for certain indemnity obligations of EPS. The Company deposited approximately $900,000 of the initial cash payment with a third-party escrow agent as security for these matters.
In August 2011, the Company acquired Ameresco Southwest (then known as APS Energy Services, Inc.) from Pinnacle West Capital Corporation. The Company made a cash payment of $50,057,113 to acquire all of the outstanding stock of Ameresco Southwest.
In July 2011, the Company acquired all of the outstanding capital stock of AEG for an initial cash payment of $11,993,236. The Company deposited $1,000,000 of the purchase price with a third-party escrow agent as security for the selling stockholders’ indemnity obligations under the terms of the acquisition agreement. The former stockholders of AEG, all of whom are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. The fair value of the additional consideration was estimated to be $1,652,000, and is included in other liabilities in the purchase allocation table below. As of December 31, 2012 the Company recorded $1,075,112 to accrue for the valuation of the current commitment.
In August 2010, the Company acquired Quantum Engineering and Development Inc. (“Quantum”) for an initial cash payment of $6,150,000. During April 2011, the Company made an additional payment of $1,956,366 in accordance with certain provisions of the stock purchase agreement with the former shareholders of Quantum. The payment has been reflected retrospectively as additional goodwill in the accompanying consolidated balance sheets in accordance with ASC 805, Business Combinations.
The Company’s acquisitions in 2012 and 2011 were accounted for using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Intangible assets identified have been recorded and are being amortized over periods ranging from one to fourteen years. See Note 4 for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011
	FAME	AEG	Ameresco Southwest	AIS
Cash	$809,557	$314,642	$—	$—
Accounts receivable	320,997	4,138,015	14,149,703	—
Costs and estimated earnings in excess of billings	—	—	11,269,294	163,340
Inventory	—	—	—	47,193
Prepaid expenses and other current assets	107,715	62,345	33,329	—
Project development costs	—	—	—	130,044
Property and equipment and project assets	43,115	7,301	6,447,299	216,297
Goodwill	1,886,945	8,728,169	16,545,434	1,549,467
Intangible assets	2,099,990	4,904,000	7,019,000	2,557,000
Other assets	100	52,062	—	—
Accounts payable	(5,713)	(1,610,734)	(1,992,748)	—
Accrued liabilities	(617,731)	(1,011,032)	(3,414,198)	(65,627)
Billings in excess of cost and estimated earnings	(158,025)	—	—	(100,573)
Deferred taxes and other liabilities	—	(3,591,532)	—	—
Purchase price	$4,486,950	$11,993,236	$50,057,113	$4,497,141
Total, net of cash received	$3,677,393	$11,678,594	$50,057,113	$4,497,141
Total fair value of consideration	$4,486,950	$11,993,236	$50,057,113	$4,497,141
The allocation of the purchase price for the 2012 acquisition is preliminary and based on management’s current best estimates.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows.
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

	Years Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited and Restated)
Pro forma consolidated results:
Revenue	$631,170,565	$783,303,331
Income	$18,360,133	$30,776,678
Basic earnings per share	$0.41	$0.72
Diluted earnings per share	$0.40	$0.69

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. Goodwill consisted of the following at December 31, 2012 and 2011:

	2010	Acquisitions	Foreign Currency Translation and Other Adjustments	2011	Acquisitions	Foreign Currency Translation and Other Adjustments	2012
U.S. Federal	$3,374,967	$—	$—	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	—	—	1,972,415	—	—	1,972,415
Other U.S. Regions	4,906,875	16,545,434	283,831	21,736,140	—	—	21,736,140
Canada	2,680,933	—	193,450	2,874,383	1,886,945	(934,216)	3,827,112
All Other	7,645,805	10,277,636	—	17,923,441	134,315	—	18,057,756
Total	$20,580,995	$26,823,070	$477,281	$47,881,346	$2,021,260	$(934,216)	$48,968,390
The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.
In accordance with ASC 360, goodwill was tested for impairment as of December 31, 2012 at the reporting unit level using a discounted cash flow method under the income approach and with a peer-based, risk-adjusted weighted average cost of capital.
For the year ended December 31, 2012, a $1,016,325 goodwill impairment charge is included in “Foreign Currency Translation and Other Adjustments” in the above table, as discussed further below. This goodwill impairment charge also represents the accumulated goodwill impairment as of December 31, 2012.
Upon completion of the annual qualitative assessment, Canada goodwill related to the Byrne acquisition (acquired in November 2009), was determined to be likely impaired. The impairment was the result of its fair value at the measurement date being less than its carrying amount. As the annual assessment indicated that Byrne’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (”Step 2”) was performed specific to Byrne. Under Step 2, the fair value of all Byrne’s assets and liabilities were estimated, including tangible and intangible assets. The implied fair value of the goodwill being a residual was then compared to the recorded goodwill to determine the amount of impairment.
No other instances of impairment were identified in the December 31, 2012 assessments.
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents intangible asset balances included in total assets by segment. Intangible assets, net, consisted of the following at December 31, 2012 and 2011:

	2011	Acquisitions	Accumulated Amortization	Foreign Currency Translation	2012
Other U.S. Regions:
Customer contracts	$1,060,433	$—	$(1,060,433)	$—	$—
Customer relationships	3,240,593	—	(1,101,624)	—	2,138,969
Non-compete agreements	1,393,575	—	(550,340)	—	843,235
Technology	200,582	—	(51,920)	—	148,662
Canada:
Customer contracts	—	776,875	(147,331)	4,845	634,389
Customer relationships	—	310,317	(6,338)	1,498	305,477
Non-compete agreements	—	282,115	(73,730)	2,759	211,144
Technology	—	655,924	(71,996)	6,438	590,366
Trade names	—	74,759	(5,310)	740	70,189
All Other:
Customer contracts	2,551,124	—	(1,242,414)	—	1,308,710
Customer relationships	2,073,478	—	(157,144)	—	1,916,334
Non-compete agreements	398,222	87,250	(99,556)	—	385,916
Technology	1,386,506	94,000	(546,738)	—	933,768
Trade names	423,015	—	(167,296)	—	255,719
Total	$12,727,528	$2,281,240	$(5,282,170)	$16,280	$9,742,878
Amortization expense for the years ended December 31, 2012 and 2011 related to customer contracts was $2,450,178 and $1,364,443, respectively, and is included in energy efficiency expenses in the consolidated statements of income. Amortization expense for the years ended December 31, 2012 and 2011 related to customer relationships, non-compete agreements, technology and trade names was $2,831,992 and $388,029, respectively, and is included in general, administrative and other expenses in the consolidated statements of income. No amortization expense related to intangible assets was recorded for the year ended December 31, 2010.
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Furniture and office equipment	$3,899,585	$2,057,452
Computer equipment and software costs	15,289,647	13,900,718
Leasehold improvements	2,460,314	1,535,232
Automobiles	952,438	603,543
Land	520,379	520,379
	23,122,363	18,617,324
Less - accumulated depreciation	(13,735,145)	(11,531,160)
Property and equipment, net	$9,387,218	$7,086,164

Depreciation expense on property and equipment for the years ended December 31, 2012, 2011 and 2010 was $2,828,540, $2,554,867 and $1,784,295, respectively, and is included in general, administrative and other expenses in the accompanying consolidated statements of income.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. PROJECT ASSETS
Project assets consisted of the following at December 31, 2012 and 2011:

	2012	2011
Project assets	$253,699,036	$213,564,483
Less - accumulated depreciation and amortization	(46,424,054)	(35,709,749)
Project assets, net	$207,274,982	$177,854,734

In 2012, 2011 and 2010, the Company received $6,023,767, $6,695,711 and $812,489, respectively, in grant awards from the Treasury under Section 1603 of the 2009 American Recovery and Reinvestment Act. The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,590,730 and $6,024,099 in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. The Company received a rebate of $1,287,000 during the year ended December 31, 2012. No rebates were received during the years ended December 31, 2011 or 2010.
Depreciation and amortization expense on the above project assets for the years ended December 31, 2012, 2011 and 2010 was $11,229,380, $9,701,399 and $9,634,891, respectively, and is included in direct expenses in the accompanying consolidated statements of income.
7. UNCOMPLETED CONTRACTS
Costs, estimated earnings and related billings on uncompleted contracts at December 31, 2012 and 2011, respectively, are as follows:

	2012	2011
Cost incurred to date	$867,232,427	$1,647,328,123
Estimated earnings	119,723,818	343,455,309
	986,956,245	1,990,783,432
Less - billings to date	(947,131,616)	(1,948,515,268)
	$39,824,629	$42,268,164

Included in the accompanying consolidated balance sheets are the following at December 31, 2012 and 2011:

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$62,096,284	$69,251,022
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,271,655)	(26,982,858)
	$39,824,629	$42,268,164

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. LONG-TERM DEBT
Long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Federal ESPC receivable financing	$92,957,447	$110,000,993
Senior secured credit facility, due June 2016, interest at varying rates monthly in arrears	32,857,143	42,142,858
7.299% term note payable in quarterly installments through March 2013	638,000	1,874,000
8.673% term loan payable in quarterly installments through December 2015	2,535,649	3,405,649
6.345% term loan payable in quarterly installments through February 2021	2,395,034	2,580,069
6.345% term loan payable in quarterly installments through June 2024	11,596,312	12,089,604
Variable rate construction to term loan payable in quarterly installments through December 2024	20,517,563	22,405,384
6.500% term loan payable in monthly installments through October 2017	553,462	657,554
7.250% term loan payable in monthly installments through March 2021	4,745,850	5,199,779
6.110% term loan payable in monthly installments through September 2024	7,778,390	7,609,681
Variable rate construction to term loan payable in quarterly installments through June 30, 2028	37,800,000	—
	214,374,850	207,965,571
Less - current maturities	12,452,678	11,563,983
Long-term debt	$201,922,172	$196,401,588

Aggregate maturities of long-term debt for the years ended December 31, are as follows:

2013	$12,452,678
2014	10,084,460
2015	10,377,724
2016	18,187,931
2017	4,310,675
Thereafter	158,961,382
$214,374,850
 Federal ESPC Receivable Financing
Represents construction draws received during the construction or installation of certain energy savings equipment or facilities in association with agreements to sell long-term receivables arising from ESPCs related to the said equipment and facilities. These financings are with various financial institutions and carry discount rates that vary by project ranging from 5.06% to 8.38%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2012 and 2011, $0 and $5,000,000, respectively, was outstanding under the revolving credit facility and $32,857,143 and $37,142,858, respectively, was outstanding under the term loan. Payments on the term loan are due in quarterly installments of $1,428,571 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. At December 31, 2012 and 2011 the Company was in compliance with all financial covenants.
7.299% Term Loan
The Company has a term loan with a bank with an original principal amount of $10,000,000. The notes evidencing the loan bear interest at a rate of 7.299% per annum. The principal payments are due in semi-annual installments ranging from $597,000 to $638,500, plus interest, with remaining principal balances and unpaid interest due March 31, 2013. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. As of December 31, 2012 and 2011, $638,000 and $1,874,000, respectively, was outstanding under the term loan.
6.90% Term Loan
The Company had a construction and term loan with a bank with an original principal amount of $9,500,000. The notes evidencing the loan bore interest at a rate of 6.90% per annum. The principal payments were due in semi-annual installments, plus interest, with remaining principal balances and unpaid interest due September 30, 2014. In the event a payment was defaulted on, the payee had the option to accelerate payment terms and make due the remaining principal and accrued interest balance. In connection with the Company’s initial public offering (see Note 11), the remaining balance of this loan, and an early termination fee, was paid in full during 2010.
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
As of December 31, 2012 and 2011, $2,535,649 and $3,405,649, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and 6.345% Term Loans
On January 30, 2006, the Company entered into a master construction and term loan facility with a bank for use in providing limited recourse financing for certain of its landfill gas to energy projects. The total loan commitment is $17,156,395, and is comprised initially of two tranches, but structured for the addition of subsequent projects that meet lender credit requirements.
The first loan has an original balance of $3,239,734, and bears an interest rate of 6.345% per annum. The remaining principal payments are due in semi-annual installments ranging from $93,037 to $275,461, plus interest, with the remaining principal and unpaid interest due February 26, 2021.
The second loan was originated on September 28, 2007. Prior to 2010, the Company had made draws as construction loans and had converted the construction loans into a term loan for a total term loan balance of $13,080,607. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $201,288 to $1,178,885, with principal and unpaid interest due on June 30, 2024. The interest rate at December 31, 2012 was 3.561%.
As of December 31, 2012 and 2011, $13,991,346 and $14,669,673, respectively, was collectively outstanding under this facility.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and Term Loans
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited recourse financing for certain of its landfill gas to energy projects. The total loan commitment under the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agreement is $37,905,983, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,867,627. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,867,627. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $206,211 to $1,239,133, after an initial payment of $2,424,302 paid on March 31, 2010, with principal and unpaid interest due on December 31, 2024. As of December 31, 2012 and 2011, the outstanding balance under the term loan was $20,517,563 and $22,405,384, respectively. The rate at December 31, 2012 was 2.112%.
6.500% Term Loan
The Company has a term loan agreement with a finance company with a total loan amount of $754,587. The note evidencing the loan bears interest at a fixed rate of 6.500% per annum. Principal and interest payments are due in monthly installments of $11,312, with the final payment being due October 1, 2017.
As of December 31, 2012 and 2011, $553,462 and $657,554, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
7.250% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25% per annum. The remaining principal amounts are due in quarterly installments ranging from $120,981 to $170,902, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2012 and 2011, $4,745,850 and $5,199,779, respectively, was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011, the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380,068. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest payments are due from November 1, 2011 to April 1, 2012. The remaining principal amounts are due starting on May 1, 2012 in monthly installments ranging from $20,502 to $195,038, plus interest, with remaining principal balances and unpaid interest due April 1, 2027. At December 31, 2012 and 2011, $7,778,390 and $7,609,681, respectively, was outstanding under the term loan.
Variable-Rate Construction and Term Loans  -
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and Solar PV projects. The credit and guaranty agreement provides for a $47,200,000 construction-to-term loan credit facility and bears interest at a variable rate. At December 31, 2012, $37,800,000 was outstanding under construction loans. The rate at December 31, 2012 was 3.32%.
9. SUBORDINATED DEBT
In connection with the organization of the Company, on May 17, 2000, the Board of Directors authorized the Company to issue a subordinated note to the Company’s principal and controlling shareholder in the amount of $2,998,750. The subordinated note bore interest at the rate of 10.00% per annum, payable monthly in arrears, and was subordinated to the Company’s senior secured credit facility. The subordinated note was payable upon demand, subject to the subordination agreement described below. During 2010, in connection with the Company’s initial public offering (see Note 11), the Company repaid in full the outstanding balance of the subordinated note. The Company incurred interest related to the subordinated note during the year ended December 31, 2010, of $189,088.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

compliance with all other covenants. When the debt was repaid in full, the intercreditor subordination agreement was terminated.
10. INCOME TAXES
The components of domestic and foreign income before income taxes as of December 31, 2012, 2011 and 2010, are as follows:

	2012	2011	2010
		(Restated)	(Restated)
Domestic	$29,400,084	$43,255,574	$35,642,365
Foreign	(4,793,198)	924,531	4,056,936
	$24,606,886	$44,180,105	$39,699,301
The income tax provision for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
		(Restated)	(Restated)
Current:
Federal	$9,135,447	$(10,073,322)	$10,357,326
State	732,514	(273,221)	1,588,801
Foreign	177,713	(277,157)	280,064
	10,045,674	(10,623,700)	12,226,191
Deferred:
Federal	(2,586,080)	18,724,198	(741,160)
State	85,387	1,826,239	(368,604)
Foreign	(1,298,228)	840,435	1,069,208
	(3,798,921)	21,390,872	(40,556)
	$6,246,753	$10,767,172	$12,185,635

The Company’s deferred income tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities. Deferred income tax assets and liabilities at December 31, 2012 and 2011 consist of the following:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011
Deferred income tax assets:
Compensation accruals	$2,151,789	$1,710,319
Reserves	2,603,512	2,296,691
Other accruals	1,302,684	541,408
Net operating losses	267,996	334,033
Interest rate swaps	3,125,847	2,601,154
Credits	1,225,197	3,434,973
Deferred revenue	1,336,827	—
Gross deferred income tax assets	12,013,852	10,918,578
Valuation allowance	(2,827,444)	(2,869,637)
Total deferred income tax assets	$9,186,408	$8,048,941
Deferred income tax liabilities:
Depreciation	$(26,839,863)	$(27,787,503)
Contract refinancing	(725,328)	(1,029,451)
Canada	(949,850)	(2,248,078)
Acquisition accounting	(368,878)	(480,341)
Total deferred income tax liabilities	(28,883,919)	(31,545,373)
Deferred income tax assets and liabilities, net	$(19,697,511)	$(23,496,432)
 The Company recorded a valuation allowance in the amount of $2,827,444 and $2,869,637 as of December 31, 2012 and 2011, respectively, related to the following items. The Company recorded a deferred tax asset relating to interest rate swaps in the amount of $2,559,448 and $2,601,154 as of December 31, 2012 and 2011, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income.  Although the Company anticipates sufficient future taxable income, it is more likely than not, it will not be of the appropriate character to allow for the recognition of the future capital loss. The Company recorded a deferred tax asset relating to a state net operating loss of $267,996 and $268,483 at one of its subsidiaries as of December 31, 2012 and 2011, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The following is a reconciliation of the effective tax rates for 2012, 2011 and 2010:

	2012	2011	2010
		(Restated)	(Restated)
Income before income tax	$24,606,886	$44,180,105	$39,699,301

Federal statutory tax expense	$8,612,410	$15,463,037	$13,894,755
State income taxes, net of federal benefit	817,901	1,553,018	1,220,197
Net state impact of deferred rate change	—	(259,339)	—
Non deductible expenses	2,611,576	115,629	99,128
Stock-based compensation expense	336,564	240,557	12,132
Energy efficiency preferences	(7,032,798)	(6,247,283)	(4,246,589)
Foreign items and rate differential	557,104	239,692	(70,656)
Miscellaneous	343,996	(338,139)	1,276,668
	$6,246,753	$10,767,172	$12,185,635

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
		(Restated)	(Restated)
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3%	3.5%	3.1%
Net state impact of deferred rate change	—%	(0.6)%	—%
Non deductible expenses	10.6%	0.3%	0.3%
Stock-based compensation expense	1.4%	0.5%	—%
Energy efficiency preferences	(28.6)%	(14.1)%	(10.7)%
Foreign items and rate differential	2.3%	0.5%	(0.2)%
Miscellaneous	1.4%	(0.7)%	3.2%
	25.4%	24.4%	30.7%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Balance, beginning of year	$1,400,000	$8,100,000
Additions for prior year tax positions	3,500,000	100,000
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	—	(6,800,000)
Balance, end of year	$4,900,000	$1,400,000
 At December 31, 2012 and 2011, the Company had approximately $4,900,000 and $1,400,000, respectively, of total gross unrecognized tax benefits. The current year increase in unrecognized tax benefits relates primarily to identification of non deductible expenses. Of the total gross unrecognized tax benefits as of December 31, 2012 and 2011, $3,400,000 and $800,000, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2012 the Company had Federal and state net operating loss carryforwards of approximately $27,600,000 and $5,700,000, respectively, which will expire from 2014 through 2031. The portion of the Federal and state net operating loss relating to excess stock option deductions are approximately $27,600,000 and $5,700,000 respectively, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.

At December 31, 2012 the company had a Federal tax credit carryforward of approximately $1,200,000 which will expire in 2033.  The portion of the Federal tax credit relating to excess stock option deductions is approximately $1,200,000, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.

The tax years 2007 through 2012 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The amount included in tax expense for 2012 is $300,000.
11. STOCKHOLDERS’ EQUITY
Common Stock
The Company had authorized 60,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), as of December 31, 2009. Each share of Common Stock entitled the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of Common Stock were entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to any preferential dividend rights of the Preferred Stock (“Preferred Stock”).
During 2010, as a part of the reclassification described below, all shares of Common Stock, including treasury shares, were reclassified as shares of Class A common stock. No shares of Common Stock remained authorized or outstanding after the reclassification.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Series A Preferred Stock
The Company issued 3,220,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) during the period from inception (April 25, 2000) to December 31, 2000. The Series A Preferred Stock was issued to several officers of the Company as well as a related party at a price of $1.00 per share. Each share of Series A Preferred Stock was convertible, at the option of the holder, at any time and from time to time and without the payment of additional consideration by the holder, into three fully paid and nonassessable shares of Common Stock. On any matter presented to the stockholders of the Company, each holder of outstanding shares of Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares of Common Stock into which the Series A Preferred Stock were convertible. The Company had authorized 3,500,000 shares of Series A Preferred Stock, par value $0.0001 per share, as of December 31, 2009.
The Company was not permitted to declare or pay any cash dividends on shares of Common Stock until the holders of shares of Series A Preferred Stock had first received a cash dividend on each outstanding share of Series A Preferred Stock in an amount at least equal to the product of the per share amount and the whole number of common shares into which such shares of Series A Preferred Stock were then convertible. Additionally, all Series A Preferred Stock holders received preferential treatment in the event of the liquidation or dissolution of the Company. During the year ended December 31, 2002, 10,000 shares of Series A Preferred Stock were converted into 30,000 shares of Common Stock and repurchased by the Company. These shares had been recorded, at cost, as treasury stock in the accompanying consolidated statements of changes in stockholders’ equity. Dividends were not declared in 2010.
During 2010, as a part of the stock split and reclassification described below, all shares of Series A Preferred Stock were reclassified into shares of Class A common stock or Class B common stock. No shares of Series A Preferred Stock remained authorized or outstanding after the reclassification.
Share Repurchases
During 2010, the Company repurchased 117,400 shares of Common Stock from employees at $6.55 per share, or a total net price of $768,970. No shares were repurchased during 2011 or 2012.
Warrants
As part of a previous financing agreement, the Company issued warrants to acquire 2,000,000 and 1,600,000 shares of Common Stock in 2001 and 2002, respectively. The warrants initially had a per share exercise price of $0.005 and $0.30, respectively; however, the $0.30 per share exercise price was subsequently reduced to $0.005. In June 2010, the Company issued 405,286 shares of Common Stock upon the exercise of these warrants at an exercise price of $0.005 per share and no warrants to purchase shares of the Company’s Common Stock remain outstanding.
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
All common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the two-for-one stock split of the Common Stock effected on July 20, 2010.  A At December 31, 2012 and 2011, the Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
12. STOCK INCENTIVE PLAN
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and between 2000 and 2010 authorized the Company to reserve a total of 28,500,000 shares of its then authorized common stock, par value $0.0001 per share (”Common Stock”) for issuance under the 2000 Plan. The 2000 Plan provided for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted awards under the 2000 Plan.
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2012, the Company had granted options to purchase 964,144 shares of Class A common stock under the 2010 Plan. The 2012 options were granted at a weighted average exercise price of $11.78 per share.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2012, 9,049,574 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	9,450,200	$2.680
Granted	856,000	13.045
Exercised	(1,801,906)	1.484
Forfeited	(230,294)	2.074
Outstanding at December 31, 2010	8,274,000	4.177
Granted (1)	257,500	12.520
Exercised	(2,790,188)	2.305
Forfeited	(316,700)	10.787
Outstanding at December 31, 2011	5,424,612	5.151
Granted (1)	706,644	11.782
Exercised	(1,306,145)	2.651
Forfeited	(46,968)	7.249
Outstanding at December 31, 2012	4,778,143	$6.794
Options exercisable at December 31, 2012	3,309,722	$4.986
Expected to vest at December 31, 2012	1,432,041	$10.951
Options exercisable at December 31, 2011	3,896,512	$3.773

(1) Grants are related to the 2010 Plan.
The weighted-average remaining contractual life of options expected to vest at December 31, 2012 was 8.32 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $12,829,917, $31,757,430, and $19,947,860, respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding at December 31, 2012:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Term	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$1.750	84,511	0.53	$1.750	84,511	$1.750
2000 Plan	1.875	112,500	0.73	1.875	112,500	1.875
2000 Plan	2.750	453,231	1.51	2.750	453,231	2.750
2000 Plan	3.000	41,600	2.07	3.000	41,600	3.000
2000 Plan	3.250	603,904	3.19	3.250	603,904	3.250
2000 Plan	3.410	569,862	4.02	3.410	569,862	3.410
2000 Plan	4.220	383,109	4.65	4.220	379,859	4.220
2000 Plan	6.055	976,000	6.49	6.055	654,300	6.055
2010 Plan	10.750	76,995	9.41	10.750	5,399	10.750
2010 Plan	10.950	140,000	8.71	10.950	36,000	10.950
2010 Plan	11.630	155,093	9.46	11.630	5,015	11.630
2010 Plan	11.980	499,650	9.32	11.980	4,000	11.980
2000 Plan	13.045	593,000	7.32	13.045	337,500	13.045
2010 Plan	14.810	60,000	8.40	14.810	12,000	14.810
2010 Plan	16.290	28,688	8.07	16.290	10,041	16.290
		4,778,143			3,309,722

During the year ended December 31, 2012, a total of 1,306,145 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.651 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2012, 2011 and 2010 was $3,462,679, $6,407,804, and, $2,674,764, respectively.
Under the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting on the first anniversary of the grant date and 5% vesting every three months thereafter. During 2011, the Company began awarding options generally providing for vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination or they are forfeited.
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Future dividends	$ -	$ -	$ -
Risk-free interest rate	0.82-1.25%	1.35-2.58%	2.59-3.11%
Expected volatility	32%	32%-33%	57%-59%
Expected life	6.5 years	6.0-6.5 years	6.5 years

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The weighted-average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010, under the Black-Scholes option pricing model was $4.03, $5.59, and $7.57, respectively, per share. For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $3,351,142, $2,865,706, and $2,498,660, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of December 31, 2012, there was approximately $6,718,399 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.17 years.
13. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $3,604,741, $2,859,197, and $2,597,135 for the years ended December 31, 2012, 2011 and 2010, respectively.
14. COMMITMENTS AND CONTINGENCIES
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2018. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2012, 2011 and 2010 was $5,030,781, $4,286,991, and $3,720,349, respectively.
The Company’s lease obligations under operating leases are as follows:

Operating Leases
Years ended December 31,
2013	$2,763,345
2014	1,786,387
2015	1,595,992
2016	1,225,072
2017	488,516
Thereafter	368,968
Total minimum lease payments	$8,228,280
Legal Proceedings
On February 27, 2009, the Company received notice of a default termination from a customer for which the Company was performing construction services. The customer sought reprocurement costs of approximately $6.8 million. The dispute involved the customer’s assertion of its understanding of the contractual scope of work involved and the completion date of the project. The Company disputed the customer’s assertion as it believes that the basis of the default arose from a delay due to the discovery of and need for remediation of previously undiscovered hazardous materials not identified by the customer during contract negotiations. In February 2010, the Company filed a motion for summary judgment as to a portion of the complaint.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2010, the customer filed its response. In May 2012, the Company filed its affirmative claim for outstanding pre-termination amounts owed to it in an aggregate amount of approximately $3.9 million. In August 2012, the Company and the customer entered into a settlement agreement under which the customer agreed to change the termination for default to termination for convenience. Neither party paid the other party any amount and each party unconditionally waived any charges against the other.
The Company also is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping and countervailing duty investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published anti-dumping duty of 249.96%, in the case of the Company, and increased its countervailing duty from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. Under Commerce’s determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the date each preliminary decision was published to February 25, 2012 and December 21, 2011, respectively. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. Since early 2012, the Company has been importing solar modules containing PRC cells, though it ceased doing so in July 2012 in response to these duties. The Company is monitoring and evaluating its alternatives for obtaining a separate and reduced anti-dumping duty rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, the Company may be liable for combined duties of up to approximately $3.3 million.
The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.
Commitments as a Result of Acquisitions
Related to the Company’s acquisition of FAME in the third quarter of 2012 (see Note 3), the former stockholders of FAME, who are now employees of the Company, may be entitled to receive up to an estimated $865,000 in additional consideration if FAME meets certain financial performance milestones. As of December 31, 2012 the Company had not recorded any accrual based on the valuation of the current commitment.
Related to the Company’s acquisition of AEG in the third quarter of 2011 (see Note 3), the former stockholders of AEG, who are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. As of December 31, 2012 the Company had recorded $1,075,112 to accrue for the valuation of the current estimate.
15. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company’s assets at December 31, 2012 and 2011 and revenues from sales to unaffiliated customers for the years ended December 31, 2012, 2011 and 2010 between those in the United States and those in other locations, are as follows:

	2012	2011
Assets:
United States	$597,558,426	$576,695,791
Canada	77,055,425	68,321,537
Other	858,152	580,139
	$675,472,003	$645,597,467

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
Revenue:
United States	$563,746,226	$615,583,995	$514,372,208
Canada	60,589,842	110,594,062	101,870,281
Other	6,834,497	2,022,261	1,984,170
	$631,170,565	$728,200,318	$618,226,659

16. RELATED PARTY TRANSACTIONS
The Company’s principal and controlling shareholder previously provided a limited personal indemnification to the surety companies that provide performance and payment bonds and other surety products to the Company. During 2010, in connection with the initial public offering (see Note 11), the limited personal indemnification provided by the Company’s principal and controlling shareholder was removed.
17. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items at December 31, 2012, 2011 and 2010:

	2012	2011	2010
		(Restated)	(Restated)
Unrealized loss from derivatives	$98,027	$1,313,587	$1,346,041
Interest expense, net of interest income	3,495,784	4,130,350	4,380,183
Amortization of deferred financing fees	456,305	1,061,782	566,772
	$4,050,116	$6,505,719	$6,292,996
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Fair Value as of December 31,
	Level	2012	2011
Liabilities:
Interest rate swap instruments	2	$8,214,582	$6,711,961
Contingent consideration	3	1,147,408	2,734,464
Total liabilities		$9,361,990	$9,446,425
 The fair value of the Company’s interest rate swaps was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities. As part

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swaps to determine if a credit risk adjustment was required.
The fair value of the contingent consideration was estimated using probability assessments of expected future cash flows over the period in which the obligation is to be settled and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The fair value of the contingent consideration is adjusted based on an updated assessment of the probability of achievement of the performance metrics and the discount factor reflecting the passage of time.
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the year ended December 31, 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$66,817,614	$70,539,701	$81,363,626	$79,497,563
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company recorded an impairment charge on goodwill of $1,016,325 for the year ended December 31, 2012 (see Note 4). The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the years ended December 31, 2011 and 2010.
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2012 and 2011, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Liability Derivatives as of December 31,
	2012		2011
				(Restated)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$5,590,519	Other liabilities	$4,185,925
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$2,624,063	Other liabilities	$2,526,036
 aAll but one derivative were designated as hedging instruments for the years ended December 31, 2012 and 2011 (see Note 2).
The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Location of Loss Recognized in	Amount of Loss Recognized in Income on Derivative for the Years Ended December 31,
	Income on Derivative	2012	2011	2010
			(Restated)	(Restated)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Interest expense	$98,026	$1,313,587	$1,346,041

	As of December 31, 2012
	Loss Recognized in Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$666,563	$1,306,270
20. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the years ended December 31, 2012, 2011 and 2010 unallocated corporate expenses were $44,399,958, $39,477,839, and $30,721,689, respectively. Income before taxes and unallocated corporate expenses for all other in December 31, 2012, 2011 and 2010 was $18,088,251, $9,712,686, and $8,662,872, respectively. The accounting policies are the same as those described in the summary of significant accounting policies. See Note 2.
The Company’s business segments had the following operational results for the years ended December 31, 2012, 2011 and 2010:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ameresco, Inc. and Subsidiaries
Fiscal 2012
 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$73,469,139	$87,804,977	$262,235,481	$60,563,724	$147,097,244	$631,170,565
Interest income	$—	$—	$—	$—	$138,362	$138,362
Interest expense	$—	$—	$—	$719,155	$2,914,991	$3,634,146
Depreciation and amortization of intangible assets	$318,140	$19,779	$—	$579,242	$18,422,929	$19,340,090
Income (loss) before taxes	$2,263,079	$9,355,435	$43,478,778	$(4,178,699)	$(26,311,707)	$24,606,886
Total assets	$121,618,149	$21,260,074	$285,304,044	$59,467,354	$187,822,382	$675,472,003
Capital expenditures	$1,127,879	$—	$3,366,237	$4,246,322	$43,510,910	$52,251,348
Ameresco, Inc. and Subsidiaries
Fiscal 2011
 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$145,198,722	$86,376,323	$268,211,318	$106,530,807	$121,883,148	$728,200,318
Interest income	$—	$—	$—	$5,615	$70,657	$76,272
Interest expense	$—	$—	$—	$118,315	$4,088,307	$4,206,622
Depreciation and amortization of intangible assets	$225,620	$18,665	$—	$835,739	$12,928,714	$14,008,738
Income (loss) before taxes	$19,251,538	$5,643,073	$47,074,233	$1,976,414	$(29,765,153)	$44,180,105
Total assets	$150,408,837	$15,035,157	$273,751,371	$68,321,537	$138,080,565	$645,597,467
Capital expenditures	$215,021	$17,939	$3,202,706	$3,776,141	$38,000,332	$45,212,139
Ameresco, Inc. and Subsidiaries
Fiscal 2010
 Segment Reporting

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$177,522,351	$100,327,256	$142,456,529	$101,408,237	$96,512,286	$618,226,659
Interest income	$—	$—	$—	$33,195	$397,805	$431,000
Interest expense	$—	$—	$—	$2,686	$4,942,083	$4,944,769
Depreciation	$181,174	$8,733	$—	$492,174	$10,737,105	$11,419,186
Income (loss) before taxes	$21,443,966	$10,378,682	$25,582,985	$4,352,485	$(22,058,817)	$39,699,301
Total assets	$210,456,641	$26,338,559	$122,524,864	$72,012,318	$151,118,591	$582,450,973
Capital expenditures	$672,617	$68,097	$1,606,508	$10,277,279	$27,002,027	$39,626,528

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. SUBSEQUENT EVENTS
On February 7, 2013, the Company acquired substantially all of the assets of Ennovate Corporation, an energy service company active throughout Colorado, Nebraska, Montana and Wyoming. The business acquired is currently serving customers that include schools, higher education facilities, municipalities and counties.
The Company has evaluated subsequent events through the date of this filing. Except as disclosed above, there were no other subsequent events to report.
22. UNAUDITED QUARTERLY INFORMATION
As discussed in Note 2, the Company is restating its historical consolidated financial statements as of and for the years ended December 31, 2011 and 2010 and unaudited quarterly information for the quarterly periods in the years ended December 31, 2011 and 2010. These restatements are the result of an error in the Company’s accounting treatment for a certain derivative transaction under ASC 815. The following tables set forth selected restated unaudited condensed consolidated statement of income data for each of the eight quarters ended December 31, 2012. Also provided below as supplementary information is selected restated unaudited condensed consolidated statement of income data for each of the four quarters ended December 31, 2010. Operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2012
	First Quarter			Second Quarter
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
	(unaudited, in thousands, except share and per share data)
Net revenue	$146,573	$—	$146,573	$164,100	$—	$164,100
Direct expenses	117,349	—	117,349	132,942	—	132,942
Operating expenses	25,799	—	25,799	22,899	—	22,899
Total expenses	143,148	—	143,148	155,841	—	155,841
Operating income	3,425	—	3,425	8,259	—	8,259
Other expenses, net	1,338	(230)	1,108	1,063	350	1,413
Income before provision for income taxes	2,087	230	2,317	7,196	(350)	6,846
Income tax provision	582	—	582	2,027	—	2,027
Net income	$1,505	$230	$1,735	$5,169	$(350)	$4,819
Net income per share attributable to common shareholders:
Basic	$0.03	$0.01	$0.04	$0.12	$(0.01)	$0.11
Diluted	$0.03	$0.01	$0.04	$0.11	$(0.01)	$0.10
Weighted average common shares outstanding:
Basic	44,145,093	44,145,093	44,145,093	44,541,025	44,541,025	44,541,025
Diluted	46,128,417	46,128,417	46,128,417	46,359,323	46,359,323	46,359,323

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
	Third Quarter			Fourth
	As Reported	Restatement	As Restated	Quarter
	(unaudited, in thousands, except share and per share data)
Net revenue	$163,906	$—	$163,906	$156,591
Direct expenses	129,104	—	129,104	123,628
Operating expenses	24,093	—	24,093	26,699
Total expenses	153,197	—	153,197	150,327
Operating income	10,709	—	10,709	6,264
Other expenses, net	1,254	59	1,313	216
Income before provision for income taxes	9,455	(59)	9,396	6,048
Income tax provision	2,684	—	2,684	954
Net income	$6,771	$(59)	$6,712	$5,094
Net income per share attributable to common shareholders:
Basic	$0.15	$—	$0.15	$0.11
Diluted	$0.15	$—	$0.15	$0.11
Weighted average common shares outstanding:
Basic	44,788,160	44,788,160	44,788,160	45,116,164
Diluted	46,247,239	46,247,239	46,247,239	46,508,767

	Year Ended December 31, 2011
	First Quarter			Second Quarter
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
	(unaudited, in thousands, except share and per share data)
Net revenue	$146,420	$—	$146,420	$165,482	$—	$165,482
Direct expenses	118,437	—	118,437	133,330	—	133,330
Operating expenses	19,680	—	19,680	18,794	—	18,794
Total expenses	138,117	—	138,117	152,124	—	152,124
Operating income	8,303	—	8,303	13,358	—	13,358
Other expenses, net	900	(269)	631	989	442	1,431
Income before provision for income taxes	7,403	269	7,672	12,369	(442)	11,927
Income tax provision	2,115	—	2,115	3,537	—	3,537
Net income	$5,288	$269	$5,557	$8,832	$(442)	$8,390
Net income per share attributable to common shareholders:
Basic	$0.13	$—	$0.13	$0.21	$(0.01)	$0.20
Diluted	$0.12	$—	$0.12	$0.19	$(0.01)	$0.18
Weighted average common shares outstanding:
Basic	41,322,276	41,322,276	41,322,276	42,367,242	42,367,242	42,367,242
Diluted	45,823,090	45,823,090	45,823,090	45,907,748	45,907,748	45,907,748

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
	Third Quarter			Fourth Quarter
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
	(unaudited, in thousands, except share and per share data)
Net revenue	$227,804	$—	$227,804	$188,494	$—	$188,494
Direct expenses	187,948	—	187,948	153,439	—	153,439
Operating expenses	23,447	—	23,447	22,439	—	22,439
Total expenses	211,395	—	211,395	175,878	—	175,878
Operating income	16,409	—	16,409	12,616	—	12,616
Other expenses, net	1,360	1,336	2,696	1,943	(195)	1,748
Income before provision for income taxes	15,049	(1,336)	13,713	10,673	195	10,868
Income tax provision	2,690	—	2,690	2,425	—	2,425
Net income	$12,359	$(1,336)	$11,023	$8,248	$195	$8,443
Net income per share attributable to common shareholders:
Basic	$0.29	$(0.03)	$0.26	$0.19	$—	$0.19
Diluted	$0.27	$(0.03)	$0.24	$0.18	$0.01	$0.19
Weighted average common shares outstanding:
Basic	43,116,861	43,116,861	43,116,861	43,514,982	43,514,982	43,514,982
Diluted	46,308,032	46,308,032	46,308,032	45,554,558	45,554,558	45,554,558

	Year Ended December 31, 2010
	First Quarter			Second Quarter
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
	(unaudited, in thousands, except share and per share data)
Net revenue	$105,629	$—	$105,629	$141,355	$—	$141,355
Direct expenses	87,230	—	87,230	115,201	—	115,201
Operating expenses	15,836	—	15,836	14,140	—	14,140
Total expenses	103,066	—	103,066	129,341	—	129,341
Operating income	2,563	—	2,563	12,014	—	12,014
Other expenses, net	856	500	1,356	1,217	1,154	2,371
Income before provision for income taxes	1,707	(500)	1,207	10,797	(1,154)	9,643
Income tax provision	429	—	429	3,089	—	3,089
Net income	$1,278	$(500)	$778	$7,708	$(1,154)	$6,554
Net income per share attributable to common shareholders:
Basic	$0.10	$(0.04)	$0.06	$0.56	$(0.08)	$0.48
Diluted	$0.03	$(0.01)	$0.02	$0.20	$(0.03)	$0.17
Weighted average common shares outstanding:
Basic	13,282,284	13,282,284	13,282,284	13,742,472	13,742,472	13,742,472
Diluted	36,587,847	36,587,847	36,587,847	38,412,419	38,412,419	38,412,419

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2010
	Third Quarter			Fourth Quarter
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
	(unaudited, in thousands, except share and per share data)
Net revenue	$191,901	$—	$191,901	$179,342	$—	$179,342
Direct expenses	157,021	—	157,021	148,073	—	148,073
Operating expenses	15,967	—	15,967	18,766	—	18,766
Total expenses	172,988	—	172,988	166,839	—	166,839
Operating income	18,913	—	18,913	12,503	—	12,503
Other expenses (income), net	2,010	741	2,751	998	(1,183)	(185)
Income before provision for income taxes	16,903	(741)	16,162	11,505	1,183	12,688
Income tax provision	4,862	—	4,862	3,805	—	3,805
Net income	$12,041	$(741)	$11,300	$7,700	$1,183	$8,883
Net income per share attributable to common shareholders:
Basic	$0.35	$(0.02)	$0.33	$0.19	$0.03	$0.22
Diluted	$0.28	$(0.02)	$0.26	$0.17	$0.02	$0.19
Weighted average common shares outstanding:
Basic	34,434,352	34,434,352	34,434,352	41,086,998	41,086,998	41,086,998
Diluted	43,445,391	43,445,391	43,445,391	46,147,728	46,147,728	46,147,728

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameresco, Inc and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 18, 2013 expressed an opinion that Ameresco, Inc. and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As described in Note 2, the accompanying consolidated financial statements for 2011 and 2010 have been restated.

/s/ McGladrey LLP
Boston, MA
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries
We have audited Ameresco, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Ameresco, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded, FAME Facility Software Solutions Inc. (FAME) from its assessment of internal control over financial reporting as of December 31,

2012, because FAME was acquired by the Company in a purchase business combination during the third quarter of the year ended December 31, 2012. FAME's total assets and total revenues represented less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. As of December 31, 2012, there were material weaknesses in the Company's internal control over financial reporting due to the fact that the Company (a) did not have sufficient personnel in place for an adequate amount of time nor were effective operating internal control procedures in place to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles and (b) internal controls over the accounting for income taxes were not adequate to provide reasonable assurance that income taxes were appropriately recorded and disclosed. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 18, 2013, on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Ameresco, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Ameresco, Inc. and Subsidiaries and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Boston, MA
March 18, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as discussed below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). Our internal control over financial reporting includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management excluded FAME from its assessment of internal control over financial reporting as of December 31, 2012, because FAME was acquired by us in a purchase business combination during the third quarter of the year ended December 31, 2012. FAME’s total assets and total revenues represented less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
As of December 31, 2012, we identified two material weaknesses in our internal control over financial reporting:

•
insufficient personnel in place for an adequate amount of time and ineffectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles; and

•
inadequate and ineffective controls for reviewing and analyzing the quarterly and annual tax provision calculations, which creates the potential for misstatement of our income tax expense, income tax receivable and income tax payable accounts.

As a result of the material weaknesses described above, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Material Weakness Discussion and Remediation
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2011 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effectively operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. In connection with our fiscal 2012 audit, we concluded that we had not fully remediated the weakness previously identified and that we also had a material weakness regarding accounting for and disclosure of income taxes.
We implemented the following changes in our internal control over financial reporting during 2012 that contributed to partially remediating the previously disclosed and continuing material weakness described above:

•	we hired directors of business services and project accounting and of financial reporting and compliance, both of whom began employment in the third quarter of 2012;

•	we have restructured our accounting organization to improve the efficiency and adequacy of review processes, which we began implementing in the third quarter of 2012;

•	we hired additional accounting and business services personnel, all of whom began employment during the fourth quarter of 2012; and

•	we provided further education and training on accounting systems, processes, policies and procedures to accounting and business services personnel.
During 2013, we expect to undertake the following additional actions to remediate the material weaknesses identified:

•	provide education and training on accounting processes, policies, procedures and systems to business unit personnel;

•	hire additional accounting and tax personnel;

•	continue to improve reconciliation and monitoring controls over significant balance sheet accounts;

•	continue to improve policies and procedures, including education and training, over accounting systems, processes, policies and procedures;

•	continue to automate our processes and enhance financial reporting systems;

•	reevaluate the design of income tax accounting processes and controls and implement new and improved processes and controls, if warranted; and

•	increase the frequency of review and discussion of significant tax matters and supporting documentation with senior finance management.
The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect that our remediation efforts will continue throughout fiscal year 2013.
For the near-term future, the matters identified above will continue to constitute material weaknesses in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected. See “We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' and customers' views of us,” in Item 1A, Risk Factors of this Annual Report on Form 10-K.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2013 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2012:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,778,143	$6.794	9,049,574
Equity compensation plans not approved by security holders	—	$—	—
Total	4,778,143	$6.794	9,049,574

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2012, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2013 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2013 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2013 annual meeting of stockholders.
PART IV

Item 15. Exhibits and Financial Statement Schedules
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

AMERESCO, INC.
Date: March 18, 2013	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
George P. Sakellaris
/s/ Andrew B. Spence	Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2013
Andrew B. Spence
/s/ Steven A. Lange	Vice President and Controller (Principal Accounting Officer)	March 18, 2013
Steven A. Lange
/s/ David J. Anderson	Director	March 18, 2013
David J. Anderson
/s/ David J. Corrsin	Director	March 18, 2013
David J. Corrsin
/s/ William M. Bulger	Director	March 18, 2013
William M. Bulger
/s/ Douglas I. Foy	Director	March 18, 2013
Douglas I. Foy
/s/ Michael E. Jesanis	Director	March 18, 2013
Michael E. Jesanis
/s/ Joseph W. Sutton	Director	March 18, 2013
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 18, 2013
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
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

10.1.6
Fifth Amendment to Lease dated August 31, 2011 by and between RREEF America REIT III-Z1 LLC and Ameresco, Inc. Filed as Exhibit 10.1.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 15, 2012 (file no. 011-34811) and incorporated herein by reference.

10.2.1
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

10.2.2
Amendment No. 1 to Second Amended and Restated Credit and Security Agreement dated November 4, 2011 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 15, 2012 (file no. 011-34811) and incorporated herein by reference.

10.2.3*
Amendment No. 2 to Second Amended and Restated Credit and Security Agreement dated January 30, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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

Exhibit Number	Description
10.8++
Revised Final Proposal, DOE Savannah River Site, Biomass Cogeneration Facility and K and L Area Heating Plants, submitted by Ameresco Federal Solutions, under DOE Contract No. DE-AM36-02NT41457, May 11, 2009. Filed as Exhibit 10.16 to our Registration Statement on Form S-1 (pre-effective amendment no. 5; reg. no. 333-165821) and incorporated herein by reference.

21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of McGladrey LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.