Form 10-Q
period 2013-03-31
Ameresco, Inc.
filed 2013-05-10
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 3, 2013
Class A Common Stock, $0.0001 par value per share	27,439,654
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,963,260	$63,347,645
Restricted cash	25,749,304	26,358,908
Accounts receivable, net	88,298,744	84,124,627
Accounts receivable retainage	22,151,086	23,197,784
Costs and estimated earnings in excess of billings	43,528,591	62,096,284
Inventory, net	11,494,463	9,502,289
Prepaid expenses and other current assets	8,639,804	9,600,619
Income tax receivable	6,586,390	5,385,242
Deferred income taxes	6,254,639	5,190,718
Project development costs	10,684,119	9,038,725
Total current assets	244,350,400	297,842,841
Federal ESPC receivable	92,979,544	91,854,808
Property and equipment, net	9,735,841	9,387,218
Project assets, net	214,349,626	207,274,982
Deferred financing fees, net	5,943,326	5,746,177
Goodwill	50,379,564	48,968,390
Intangible assets, net	9,423,283	9,742,878
Other assets	3,731,411	4,654,709
	386,542,595	377,629,162
	$630,892,995	$675,472,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,742,963	$12,452,678
Accounts payable	66,404,098	101,007,455
Accrued expenses and other current liabilities	9,540,592	13,157,024
Billings in excess of cost and estimated earnings	23,200,163	22,271,655
Total current liabilities	109,887,816	148,888,812
Long-term debt, less current portion	197,670,955	201,922,172
Deferred income taxes	25,593,697	24,888,229
Deferred grant income	7,892,402	7,590,730
Other liabilities	28,380,724	30,362,869
	$259,537,778	$264,764,000
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	March 31,	December 31,
	2013	2012
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 32,267,938 shares issued and 27,434,654 outstanding at March 31, 2013, 32,019,982 shares issued and 27,186,698 outstanding at December 31, 2012	3,227	3,202
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	1,800	1,800
Additional paid-in capital	94,806,437	93,141,432
Retained earnings	175,245,645	177,169,717
Accumulated other comprehensive income	685,747	713,194
Non-controlling interest	(92,884)	(27,583)
Less - treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	261,467,401	261,819,191
	$630,892,995	$675,472,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Revenue:
Energy efficiency revenue	$69,820,479	$113,382,670
Renewable energy revenue	40,315,044	33,190,699
	110,135,523	146,573,369
Direct expenses:
Energy efficiency expenses	55,455,258	89,619,775
Renewable energy expenses	33,161,394	27,729,784
	88,616,652	117,349,559
Gross profit	21,518,871	29,223,810
Operating expenses:
Salaries and benefits	11,013,301	14,369,212
Project development costs	4,281,165	4,216,352
General, administrative and other	8,306,902	7,213,456
	23,601,368	25,799,020
Operating (loss) income	(2,082,497)	3,424,790
Other expenses, net (Note 9)	464,313	1,107,739
(Loss) income before (benefit) provision for income taxes	(2,546,810)	2,317,051
Income tax (benefit) provision	(622,738)	581,887
Net (loss) income	$(1,924,072)	$1,735,164
Net (loss) income per share attributable to common shareholders:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04
Weighted average common shares outstanding:
Basic	45,327,237	44,145,093
Diluted	46,220,748	46,128,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Net (loss) income	$(1,924,072)	$1,735,164
Other comprehensive (loss) income:
Unrealized loss from interest rate hedge, net of tax	924,541	978,468
Foreign currency translation adjustment	(951,988)	530,597
Total other comprehensive (loss) income	(27,447)	1,509,065
Comprehensive (loss) income	$(1,951,519)	$3,244,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

												Accumulated
	Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income	Equity
Balance, December 31, 2012	—	$—	18,000,000	$1,800	32,019,982	$3,202	$93,141,432	$177,169,717	4,833,284	$(9,182,571)	$(27,583)	$713,194	$261,819,191
Exercise of stock options	—	—	—	—	247,956	25	855,124	—	—	—	—	—	855,149
Stock-based compensation expense, including excess tax benefits of $138,780	—	—	—	—	—	—	809,881	—	—	—	—	—	809,881
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(65,301)	—	(65,301)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(951,988)	(951,988)
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	924,541	924,541
Net loss	—	—	—	—	—	—	—	(1,924,072)	—	—	—	—	(1,924,072)
Balance, March 31, 2013	—	$—	18,000,000	$1,800	32,267,938	$3,227	$94,806,437	$175,245,645	4,833,284	$(9,182,571)	$(92,884)	$685,747	$261,467,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from operating activities:
Net (loss) income	$(1,924,072)	$1,735,164
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation of project assets	4,010,435	2,605,030
Depreciation of property and equipment	796,546	677,973
Amortization of deferred financing fees	84,148	133,287
Amortization of intangible assets	891,037	1,656,244
Provision for bad debts	42,339	53,636
Unrealized gain on interest rate swap	(389,087)	(229,866)
Stock-based compensation expense	671,101	781,453
Deferred income taxes	(1,049,325)	(550,328)
Excess tax benefits from stock-based compensation arrangements	(138,780)	(1,202,597)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	7,518,821	10,082,814
Accounts receivable	(4,186,325)	24,537,183
Accounts receivable retainage	1,201,598	5,692,808
Federal ESPC receivable	(9,673,735)	(14,070,137)
Inventory	(1,992,174)	(140,865)
Costs and estimated earnings in excess of billings	18,619,861	17,780,552
Prepaid expenses and other current assets	875,763	2,825,403
Project development costs	(1,644,638)	(831,959)
Other assets	153,721	(174,600)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(38,098,250)	(20,527,498)
Billings in excess of cost and estimated earnings	961,897	897,751
Other liabilities	(1,368,603)	870,642
Income taxes payable	(1,065,754)	606,671
Net cash (used in) provided by operating activities	(25,703,476)	33,208,761
Cash flows from investing activities:
Purchases of property and equipment	(1,094,380)	(1,276,533)
Purchases of project assets	(12,855,786)	(10,002,946)
Grant awards and rebates received on project assets	1,290,934	3,838,766
Acquisition, net of cash received	(1,808,085)	—
Net cash used in investing activities	$(14,467,317)	$(7,440,713)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$138,780	$1,202,597
Book overdraft	—	(7,297,122)
Payments of financing fees	(40,218)	(20,325)
Proceeds from exercises of options	855,149	1,063,432
Payments of senior secured credit facility	—	(6,428,571)
Non-controlling interest	(65,301)	7,700
Restricted cash	(639,472)	(1,430,592)
Payments on long-term debt	(3,805,781)	(807,464)
Net cash used in financing activities	(3,556,843)	(13,710,345)
Effect of exchange rate changes on cash	1,343,251	100,293
Net (decrease) increase in cash and cash equivalents	(42,384,385)	12,157,996
Cash and cash equivalents, beginning of year	63,347,645	26,277,366
Cash and cash equivalents, end of period	$20,963,260	$38,435,362
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,256,072	$725,845
Income taxes	$221,401	$25,712
Acquisition, net of cash received:
Accounts receivable and accounts receivable retainage	$445,769	$—
Costs and estimated earnings in excess of billings	110,987	—
Prepaid expenses and other current assets	1,710	—
Property and equipment	62,898	—
Goodwill	921,128	—
Intangible assets	610,000	—
Accounts payable	(313,976)	—
Billings in excess of cost and estimated earnings	(30,431)	—
	$1,808,085	$—
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
The condensed consolidated financial statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, include the accounts of Ameresco Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013 (the “2012 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restatement
As reported in the Company’s 2012 Form 10-K, the Company restated its historical consolidated financial statements as of and for the years ended December 31, 2011 and 2010, and historical unaudited quarterly information for the quarters in the years ended December 31, 2012, 2011 and 2010. These restatements are the result of an error in the Company’s accounting treatment for a certain derivative transaction under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.
ASC 815-20-25 requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives’ fair values be recognized currently in earnings unless specific hedge accounting criteria are met. The Company previously had designated a floating-to-fixed interest rate swap entered into in March 2010 as a hedge using the “short cut” method. The Company recently determined, however, that the March 2010 interest rate swap does not qualify for hedge accounting because the Company inappropriately applied the “short cut” method to evaluate this swap for hedge accounting purposes from the date of inception. Accordingly, the change in the fair value of this interest rate swap derivative is required to be recognized as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations.
Effective March 29, 2013, the Company has designated the March 2010 interest rate swap as a hedge using the “long-haul” method.
See Note 2 of “Notes to Consolidated Financial Statements” appearing in Item 8 of the Company’s 2012 Form 10-K for additional information about the restatement.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table sets forth selected restated unaudited condensed consolidated statement of income data for the quarter ended March 31, 2012:

	For the Three Months Ended March 31, 2012
	As Reported	Restatement	As Restated
Net revenue	$146,573,369	$—	$146,573,369
Direct expenses	117,349,559	—	117,349,559
Operating expenses	25,799,020	—	25,799,020
Total expenses	143,148,579	—	143,148,579
Operating income	3,424,790	—	3,424,790
Other expenses, net	1,337,605	(229,866)	1,107,739
Income before provision for income taxes	2,087,185	229,866	2,317,051
Income tax provision	581,887	—	581,887
Net income	$1,505,298	$229,866	$1,735,164
Net income per share attributable to common shareholders:
Basic	$0.03	0.01	0.04
Diluted	$0.03	0.01	0.04
Weighted average common shares outstanding:
Basic	44,145,093	44,145,093	44,145,093
Diluted	46,128,417	46,128,417	46,128,417

Codification
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board. The FASB sets generally accepted accounting principles that the Company follows to ensure its financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification.
A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ameresco, Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) account within stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long-lived assets, income taxes and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Allowance for doubtful accounts, beginning of period	$1,174,458	$1,135,391
Charges to costs and expenses	42,339	53,636
Account write-offs and other	7,309	45,246
Allowance for doubtful accounts, end of period	$1,224,106	$1,234,273
At March 31, 2013 and December 31, 2012, no one customer accounted for more than 10% of the Company’s total accounts receivable.
During the three months ended March 31, 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenue.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2013 and 2012 was $464,678 and $52,574, respectively.
Routine maintenance costs are expensed in the current year’s condensed consolidated statements of (loss) income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period until the next required major maintenance or overhaul. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of (loss) income.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company received $1,290,934 and $2,551,766 in Section 1603 grants during the three months ended March 31, 2013 and 2012, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,892,402 and $7,590,730 in the accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying condensed consolidated statements of cash flows. No rebates were received during the three months ended March 31, 2013. The Company received a rebate of $1,287,000 during the three months ended March 31, 2012.

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
During the first quarter of 2013, the Company acquired substantially all of the assets of Ennovate Corporation (“Ennovate”). During the third quarter of 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. entered into a stock purchase agreement to acquire 100% of the capital stock of FAME Facility Software Solutions, Inc. (“FAME”). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of Ennovate resulted in the Company recording goodwill totaling $921,128. The acquisition of FAME resulted in the Company recording goodwill totaling $1,886,945. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fourteen years from their respective acquisition dates. See Notes 3 and 4 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of (loss) income. As of March 31, 2013 and December 31, 2012, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of interest rate swaps and deferred compensation relating to the 2011 acquisitions . See Note 7 for additional disclosure.
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
At March 31, 2013 and December 31, 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 5 for additional information on the Company’s income taxes.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2013 or during the year ended December 31, 2012.
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
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2013, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $3,984,131. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover initial notional amounts

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

of $13,080,607 and $3,256,395, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in March 2024 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Since April 2010, they have been designated as hedges. Accordingly, the Company recognized the change in fair value of these derivatives in the condensed consolidated statements of (loss) income prior to April 1, 2010, and in the condensed consolidated statements of comprehensive (loss) income thereafter. Cash flows from derivative instruments were reported as operating activities in the condensed consolidated statements of cash flows.
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900,000 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. This swap was not designated as a hedge until March 2013.
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
In October 2012, the Company also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25,377,063 variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028.
Following its entry into new interest rate swaps during the fourth quarter of 2012, the Company conducted a review of its portfolio of eight swaps. As a result of that review, the Company determined that the March 2010 interest rate swap does not qualify for hedge accounting because the Company inappropriately applied the “short cut” method to evaluate this swap for hedge accounting purposes from the date of inception. Accordingly, the change in the fair value of this interest rate swap derivative is required to be recognized as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations. The unrealized gain or loss associated with the changes in fair value of this interest rate swap derivative is recorded as other expenses, net in the condensed consolidated statements of (loss) income. See also Restatement above.
See Note 11 for additional information on the Company’s derivative instruments.
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

	Three Months Ended March 31,
	2013	2012
		(Restated)
Basic and diluted net (loss) income	$(1,924,072)	$1,735,164
Basic weighted-average shares outstanding	45,327,237	44,145,093
Effect of dilutive securities:
Preferred stock	—	—
Stock options	893,511	1,983,324
Diluted weighted-average shares outstanding	46,220,748	46,128,417

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For the three months ended March 31, 2013 and 2012, 1,516,676 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares as the effect would be anti-dilutive.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended March 31, 2013 and 2012, unallocated corporate expenses were $11,419,945 and $12,658,134, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended March 31, 2013 and 2012, was $5,214,545 and $4,246,232, respectively. See Note 12 for additional disclosures.
Recent Accounting Pronouncements
In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In February 2013, the Company acquired substantially all of the assets of Ennovate Corporation, an energy service company active throughout Colorado, Nebraska, Kansas, Montana and Wyoming, serving customers that include schools, higher education facilities, municipalities and counties. The Company made an initial cash payment of approximately $1,800,000 to acquire these assets. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller. The Company deposited approximately $1,200,000 of the initial cash payment with a third-party escrow agent as security for these matters.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company’s acquisitions in 2013 and 2012 were accounted for using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Intangible assets identified have been recorded and are being amortized over periods ranging from one to fourteen years. See Note 4 for additional information.

	2013	2012
	Ennovate	FAME
Cash	$—	$809,557
Accounts receivable and accounts receivable retainage	445,769	320,997
Costs and estimated earnings in excess of billings	110,987	—
Prepaid expenses and other current assets	1,710	107,715
Property and equipment and project assets	62,898	43,115
Goodwill	921,128	1,886,945
Intangible assets	610,000	2,099,990
Other assets	—	100
Accounts payable	(313,976)	(5,713)
Accrued liabilities	—	(617,731)
Billings in excess of cost and estimated earnings	(30,431)	(158,025)
Purchase price	$1,808,085	$4,486,950
Total, net of cash received	$1,808,085	$3,677,393
Total fair value of consideration	$1,808,085	$4,486,950
The allocation of the purchase price for the 2013 acquisition is preliminary, based on management’s current best estimates and subject to revision.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of (loss) income, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.
4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. There was one acquisition during the three months ended March 31, 2013. Goodwill consisted of the following at March 31, 2013 and December 31, 2012:

	December 31, 2012	Acquisitions	Foreign Currency Translation and Other Adjustments	March 31, 2013
U.S. Federal	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	921,128	—	2,893,543
Other U.S. Regions	21,736,140	—	—	21,736,140
Canada	3,827,112	—	490,046	4,317,158
All Other	18,057,756	—	—	18,057,756
Total	$48,968,390	$921,128	$490,046	$50,379,564
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset. The following table presents intangible asset

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

balances included in total assets by segment. There was one acquisition during the three months ended March 31, 2013. Intangible assets, net, consisted of the following as of March 31, 2013 and December 31, 2012:

	December 31, 2012	Acquisitions	2013 Amortization	Foreign Currency Translation	March 31, 2013
Central U.S. Region:
Customer contracts	$—	$62,000	$—	$—	$62,000
Customer relationships	—	288,000	—	—	288,000
Non-compete agreements	—	260,000	—	—	260,000
Other U.S. Regions:
Customer contracts	—	—	—	—	—
Customer relationships	2,138,969	—	(246,988)	—	1,891,981
Non-compete agreements	843,235	—	(106,584)	—	736,651
Technology	148,662	—	(12,684)	—	135,978
Canada:
Customer contracts	634,389	—	(50,448)	(15,071)	568,870
Customer relationships	305,477	—	(11,028)	(3,294)	291,155
Non-compete agreements	211,144	—	(28,138)	(8,406)	174,600
Technology	590,366	—	(36,881)	(11,017)	542,468
Trade names	70,189	—	(2,578)	(770)	66,841
All Other:
Customer contracts	1,308,710	—	(176,695)	—	1,132,015
Customer relationships	1,916,334	—	(76,803)	—	1,839,531
Non-compete agreements	385,916	—	(24,888)	—	361,028
Technology	933,768	—	(88,843)	—	844,925
Trade names	255,719	—	(28,479)	—	227,240
Total	$9,742,878	$610,000	$(891,037)	$(38,558)	$9,423,283
Amortization expense for the three months ended March 31, 2013 and 2012 related to customer contracts was $227,143 and $987,589, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of (loss) income. Amortization expense for the three months ended March 31, 2013 and 2012 related to customer relationships, non-compete agreements, technology and trade names was $663,894 and $668,655, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of (loss) income.
5. INCOME TAXES
The (benefit) provision for income taxes was $(622,738) and $581,887, for the three months ended March 31, 2013 and 2012, respectively. The estimated 2013 effective tax rate changed to 24.5% for the three months ended March 31, 2013 from a 25.1% estimated annual effective tax rate for the three months ended March 31, 2012.
At March 31, 2013 and December 31, 2012, the Company had approximately $4,900,000 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of March 31, 2013 and December 31, 2012, $3,400,000 (net of the federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
6. STOCK INCENTIVE PLAN
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and between 2000 and 2010 authorized the Company to reserve a total of 28,500,000 shares of its then authorized common stock, par value $0.0001 per share (“Common Stock”) for issuance under the 2000 Plan. The 2000 Plan provided for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted stock awards under the 2000 Plan.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of March 31, 2013, the Company had granted options to purchase 964,144 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At March 31, 2013, 9,083,292 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,778,143	$6.794
Granted	—	—
Exercised	(247,956)	3.449
Forfeited	(37,950)	11.982
Outstanding at March 31, 2013	4,492,237	$6.935
Options exercisable at March 31, 2013	3,117,595	$5.196
Expected to vest at March 31, 2013	1,341,523	$10.954
Options exercisable at December 31, 2012	3,309,722	$4.986
The weighted-average remaining contractual life of all options expected to vest at March 31, 2013 was 8.11 years. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $1,321,076.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table summarizes information about stock options outstanding at March 31, 2013:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	1.750	84,511	0.28	1.750	84,511	1.750
2000 Plan	1.875	112,500	0.48	1.875	112,500	1.875
2000 Plan	2.750	403,231	1.26	2.750	403,231	2.750
2000 Plan	3.000	21,600	1.82	3.000	21,600	3.000
2000 Plan	3.250	602,304	2.94	3.250	602,304	3.250
2000 Plan	3.410	456,562	3.80	3.410	456,562	3.410
2000 Plan	4.220	320,053	4.41	4.220	320,053	4.220
2000 Plan	6.055	974,800	6.25	6.055	676,300	6.055
2010 Plan	10.750	76,995	9.17	10.750	5,399	10.750
2010 Plan	10.950	140,000	8.46	10.950	36,000	10.950
2010 Plan	11.630	155,093	9.21	11.630	5,015	11.630
2010 Plan	11.980	469,650	9.07	11.980	4,000	11.980
2000 Plan	13.045	586,250	7.07	13.045	366,650	13.045
2010 Plan	14.810	60,000	8.16	14.810	12,000	14.810
2010 Plan	16.290	28,688	7.82	16.290	11,470	16.290
		4,492,237			3,117,595
During the three months ended March 31, 2013, a total of 247,956 shares were issued upon the exercise of options under the 2000 Plan at an average price of $3.449 per share. Cash received from option exercises under all stock-based payment arrangements for the three months ended March 31, 2013 and 2012 was $855,149 and $1,063,432, respectively.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. No assumptions were required for the three months ended March 31, 2013, as no awards were granted. The following table sets forth the significant assumptions used in the model during 2012:

Year Ended December 31,
2012
Future dividends	$ -
Risk-free interest rate	0.82%-1.25%
Expected volatility	32%
Expected life	6.5 years

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
For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $671,101 and $781,453, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying condensed consolidated statements of (loss) income based on the salaries and work assignments of the employees holding the options. As of March 31, 2013, there was approximately $6,028,929 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.98 years.
7. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in a variety of claims and other legal proceedings generally incidental to its normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on its financial condition or results of operations.
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
Commitments as a Result of Acquisitions
Related to the Company’s acquisition of FAME in the third quarter of 2012 (see Note 3), the former stockholders of FAME, who are now employees of the Company, may be entitled to receive up to an estimated $865,000 in additional consideration if FAME meets certain financial performance milestones. As of March 31, 2013 the Company had not recorded any accrual based on the valuation of the current commitment.
Related to the Company’s acquisition of Applied Energy Group, Inc., (“AEG”) in the third quarter of 2011, the former stockholders of AEG, who are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. As of March 31, 2013 the Company had recorded $1,075,112 to accrue for the valuation of the current estimate.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company’s assets at March 31, 2013 and December 31, 2012 and revenues from sales to unaffiliated customers for the three months ended March 31, 2013 and 2012 between those in the United States and those in other locations, is as follows:

	March 31,	December 31,
	2013	2012
Assets:
United States	$560,468,546	$597,558,426
Canada	69,766,841	77,055,425
Other	657,608	858,152
	$630,892,995	$675,472,003

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$95,613,817	$127,434,409
Canada	13,660,424	17,635,632
Other	861,282	1,503,328
	$110,135,523	$146,573,369

9. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
		(Restated)
Unrealized gain from derivatives	$(389,087)	(229,866)
Interest expense, net of interest income	769,252	1,204,318
Amortization of deferred financing fees	84,148	133,287
	$464,313	$1,107,739
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value as of
		March 31,	December 31,
	Level	2013	2012
Liabilities:
Interest rate swap instruments	2	7,465,148	$8,214,582
Contingent consideration	3	1,147,408	1,147,408
Total liabilities		$8,612,556	$9,361,990
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended March 31, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of March 31, 2013		As of December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$62,842,928	$66,827,059	$66,817,614	$70,539,703
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the three months ended March 31, 2013. The Company recorded an impairment charge on goodwill of $1,016,325 for the year ended December 31, 2012.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At March 31, 2013 and December 31, 2012, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Liability Derivatives as of
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$5,107,499	Other liabilities	$5,590,519
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$2,357,649	Other liabilities	$2,624,063
All but one derivative were designated as hedging instruments for the three months ended March 31, 2013 and for the year ended December 31, 2012 (see Note 2).
The following table presents information about the effects of the Company’s derivative instruments on the condensed consolidated statements of (loss) income and condensed consolidated statements of comprehensive (loss) income:

	Location of Gain Recognized in (Loss) Income	Amount of Gain Recognized in (Loss) Income for the Three Months Ended March 31,
		2013	2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(389,087)	$(229,866)

	As of March 31, 2013
	Gain Recognized in Other Comprehensive Income	Interest Expense Reclassified from Other Comprehensive Loss
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$(924,541)	$354,024

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended March 31, 2013 and 2012, unallocated corporate expenses were $11,419,945 and $12,658,134, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended March 31, 2013 and 2012, was $5,214,545 and $4,246,232, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company’s business segments had the following operational results for the three months ended March 31, 2013 and 2012:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending March 31, 2013

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$13,104,401	$10,909,934	$36,099,551	$13,660,424	$36,361,213	$110,135,523
Interest income	$—	$—	$—	$13,946	$142,635	$156,581
Interest expense	$—	$—	$—	$157,634	$768,199	$925,833
Depreciation and amortization of intangible assets	$110,035	$4,736	$—	$193,122	$5,390,125	$5,698,018
Income (loss) before taxes	$660,762	$(167,153)	$3,895,037	$(730,056)	$(6,205,400)	$(2,546,810)
Total assets	$110,098,258	$16,973,794	$257,094,512	$52,807,139	$193,919,292	$630,892,995
Capital expenditures	$250,030	$62,897	$609,434	$161,674	$11,575,197	$12,659,232

Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending March 31, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$21,734,832	$15,447,744	$50,566,206	$17,635,632	$41,188,955	$146,573,369
Interest income	$—	$—	$—	$—	$4,395	$4,395
Interest expense	$—	$—	$—	$121,491	$1,087,222	$1,208,713
Depreciation and amortization of intangible assets	$102,570	$5,075	$—	$107,129	$4,724,473	$4,939,247
Income (loss) before taxes	$1,288,361	$790,264	$8,531,146	$119,182	$(8,411,902)	$2,317,051
Total assets	$138,020,136	$16,428,922	$267,158,849	$64,225,603	$140,145,083	$625,978,593
Capital expenditures	$690,138	$—	$454,776	$1,382,270	$4,913,529	$7,440,713

13. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and Solar PV projects. The credit and guaranty agreement provides for a $47,200,000 construction-to-term loan credit facility and bears interest at a variable rate. At March 31, 2013, $37,800,000 was outstanding under construction loans. The rate at March 31, 2013 was 3.29%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2013, $30,000,000 was outstanding under the term loan and there was no outstanding balance under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,428,571 together with accrued but unpaid interest, with all remaining

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. In light of the Company’s results during the second half of 2012 and continuing into the first quarter of 2013, the minimum EBITDA covenant has been suspended for interim periods during 2013. At March 31, 2013 the Company was in compliance with all financial covenants.
14. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of this filing. There were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 with the U.S. Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to projections regarding our future financial performance, our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our services; our ability to integrate new technologies into our services; our ability to access credit or capital markets; our reliance on subcontractors; potential acquisitions or divestitures; the continued availability of key personnel; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our acquisition of infrastructure asset management solutions provider FAME Facility Software Solutions Inc. in 2012 expanded our asset planing consulting and software services offerings and our geographical position in western Canada. Our acquisition of the business of Ennovate Corporation, or Ennovate, in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. From our inception to March 31, 2013, our total payments to customers and incurred costs under our energy reduction commitments, after customer acceptance of a project, have been less than $100,000 in the aggregate. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 12 to 36 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue in 2013. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenue” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
As of March 31, 2013, we had backlog of approximately $344 million in expected future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $1.165 billion. As of March 31, 2012, we had fully-contracted backlog of approximately $413 million in expected future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $872 million.
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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the three months ended March 31, 2013 and 2012, no one customer accounted for more than ten percent of our total revenue.
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
As a result of several of our acquisitions, we now have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense for energy efficiency. Amortization expense for the three months ended March 31, 2013 and 2012, related to customer contracts was $0.2 million and $1.0 million, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of (loss) income.
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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $0.7 million and $0.7 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in general, administrative and other expenses in the condensed consolidated statements of (loss) income.
Other Expenses, Net
Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings, amortization of deferred financing costs and unrealized gains and losses on derivatives not accounted for as hedges. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.1 million, respectively.
Routine maintenance costs are expensed in the current year’s condensed consolidated statements of (loss) income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in general, administrative and other expenses in the condensed consolidated statements of (loss) income.

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
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our condensed consolidated statements of (loss) income at fair value, and in the condensed consolidated statements of comprehensive (loss) income thereafter. Cash flows from these derivative instruments are reported as operating activities on the condensed consolidated statements of cash flows.
The interest rate swap that we entered into in March 2010 was a floating-to-fixed interest rate swap. Effective March 29, 2013, the Company has designated the March 2010 interest rate swap as a hedge using the “long-haul” method. See Note 2, Restatement, of “Notes to Condensed Consolidated Financial Statements” appearing in Item 1 of this Form 10-Q.
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
Results of Operations
Three Months Ended March 31, 2013 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of (loss) income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	% of	2012	% of	% change
			(Restated)
(in $’000s)	(a)	Revenue	(b)	Revenue	((a-b)/b)
Revenue:
Energy efficiency revenue	$69,820	63.4%	$113,382	77.4%	(38.4)%
Renewable energy revenue	40,315	36.6%	33,191	22.6%	21.5%
	110,135	100.0%	146,573	100.0%	(24.9)%
Direct expenses:
Energy efficiency expenses	55,455		89,619		(38.1)%
Renewable energy expenses	33,161		27,730		19.6%
	88,616	80.5%	117,349	80.1%	(24.5)%
Gross profit	21,519	19.5%	29,224	19.9%	(26.4)%
Total operating expenses	23,601	21.4%	25,799	17.6%	(8.5)%
Operating (loss) income	(2,082)	(1.9)%	3,425	2.3%	(160.8)%
Other expenses, net	464	0.4%	1,108	0.8%	(58.1)%
(Loss) income before (benefit) provision for income taxes	(2,546)	(2.3)%	2,317	1.6%	(209.9)%
Income tax (benefit) provision	(622)	(0.6)%	582	0.4%	(206.9)%
Net (loss) income	$(1,924)	(1.7)%	$1,735	1.2%	(210.9)%

Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$69,820	$113,382	$(43,562)	(38.4)%
Renewable energy revenue	40,315	33,191	7,124	21.5%
	$110,135	$146,573	$(36,438)	(24.9)%
Total revenue.  We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 63.4% and 77.4% of total revenue for the first quarter of 2013 and 2012, respectively. Total revenue was down for the first quarter of 2013 compared to the first quarter of 2012 primarily due to the lagged effect of the unusually sustained lengthening of conversion times from awarded projects to signed contracts that we have been experiencing since 2012. We believe this has resulted from continued U.S. federal fiscal uncertainty, which not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue into 2013.
Energy efficiency revenue. Energy efficiency revenue decreased by $43.6 million, or 38.4%, in the first quarter of 2013 compared to the first quarter of 2012. Declines in our U.S. federal, central U.S. region, other U.S. regions and Canada segments of $8.8 million, $4.6 million, $15.4 million, and $4.6 million, respectively, during the first quarter reflect the lagged effect of delays in converting awarded projects to signed contracts.
Renewable energy revenue. Renewable energy revenue increased by 21.5%, or $7.1 million, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in the other U.S. regions and all other segments of $5.2 million and $1.8 million, respectively, attributable to renewable energy projects for customers, O&M and small-scale infrastructure, which more than offset a decline in revenue from integrated-PV.
Revenue from customers outside the United States, principally Canada, was $14.5 million in the first quarter of 2013, compared with $19.1 million in the first quarter of 2012.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$13,104	$21,735	$(8,631)	(39.7)%
Central U.S. Region	10,910	15,448	(4,538)	(29.4)%
Other U.S. Regions	36,100	50,566	(14,466)	(28.6)%
Canada	13,660	17,635	(3,975)	(22.5)%
All Other	36,361	41,189	(4,828)	(11.7)%
Total	$110,135	$146,573	$(36,438)	(24.9)%

•
Total revenue for the U.S. federal segment decreased from the first quarter of 2012 to the first quarter of 2013 by $8.6 million, or 39.7%, to $13.1 million primarily due to the lagged effect of fewer projects entering the construction phase during 2012 and continuing in the first quarter of 2013 resulting from delays in converting awarded projects to signed contracts as discussed above.

•
Total revenue for the central U.S. region segment decreased from the first quarter of 2012 to the first quarter of 2013 by $4.5 million, or 29.4%, to $10.9 million primarily due to the timing of awarded conversion activity in 2012, which resulted in fewer newly signed contracts during the year to replace installation activity in the first quarter of 2013.

•
Total revenue for the other U.S. regions segment decreased from the first quarter of 2012 to the first quarter of 2013 by $14.5 million, or 28.6%, to $36.1 million, primarily due to most regions within the segment experiencing a lengthening of conversion times from awarded projects to signed contracts in the last half of 2012, partially offset by an increase from renewable projects under construction for customers.

•
Total revenue for the Canada segment decreased from the first quarter of 2012 to the first quarter of 2013 by $4.0 million, or 22.5%, to $13.7 million primarily due to the effects of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to signed contracts arising from what we believe was continued government and municipal customer uncertainty related to the consequences of election outcomes.

•
Total revenue not allocated to segments and presented as all other decreased from the first quarter of 2012 to the first quarter of 2013 by $4.8 million, or 11.7%, to $36.4 million primarily due to a decrease in integrated-PV.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$69,820	$113,382	$(43,562)	(38.4)%
Renewable energy revenue	40,315	33,191	7,124	21.5%
	110,135	146,573	(36,438)	(24.9)%
Direct expenses:
Energy efficiency expenses	55,455	89,619	(34,164)	(38.1)%
Renewable energy expenses	33,161	27,730	5,431	19.6%
	88,616	117,349	(28,733)	(24.5)%
Gross profit:	$21,519	$29,224	$(7,705)	(26.4)%
Energy efficiency gross margin	20.6%	21.0%		(0.4)%
Renewable energy gross margin	17.7%	16.5%		1.2%
Gross profit %	19.5%	19.9%		(0.4)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 79.4% and 79.0% of corresponding revenue for the three months ended March 31, 2013 and 2012, respectively. Total direct expenses decreased by $28.7 million, or 24.5%, from the first quarter of 2012 to the first quarter of 2013, consistent with the decline in revenue.
Energy efficiency. Energy efficiency gross margin decreased from 21.0% in the first quarter of 2012 to 20.6% in the first quarter of 2013. The decrease was driven by a greater portion of lower margin projects within several regions, partially offset by margin improvement from project closeouts within our U.S. federal segment.
Renewable energy. Renewable energy gross margin increased from 16.5% in the first quarter of 2012 to 17.7% in the first quarter of 2013 primarily due to a project closeout.

Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	% of	2012	% of	$ change	% change
(in $’000s)	(a)	Revenue	(b)	Revenue	(a-b)	((a-b)/b)
Revenue	$110,135		$146,573
Operating expenses:
Salaries and benefits	$11,013	10.0%	$14,369	9.8%	$(3,356)	(23.4)%
Project development costs	4,281	3.9%	4,216	2.9%	65	1.5%
General, administrative and other	8,307	7.5%	7,214	4.9%	1,093	15.2%
	$23,601	21.4%	$25,799	17.6%	$(2,198)	(8.5)%
Salaries and benefits. Salaries and benefits decreased by $3.4 million, or 23.4%, from the first quarter of 2012 to the first quarter of 2013 primarily due to improved utilization rates and fine-tuning of the organization during 2012.
Project development costs. Project development costs increased slightly by $0.1 million, or 1.5%, from the first quarter of 2012 to the first quarter of 2013, reflecting our efforts to increase project development activity.
General, administrative and other. General, administrative and other expenses increased by $1.1 million, or 15.2%, from the first quarter of 2012 to the first quarter of 2013 primarily due to increased acquisition expenses, including amortization of intangible assets, as well as higher professional fees and development costs.
Other Expenses, Net
The following table shows the activity in other expenses, net for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in $’000s)	2013	2012
Unrealized gain from derivatives	$(389)	$(230)
Interest expense, net of interest income	769	1,205
Amortization of deferred financing costs	84	133
	$464	$1,108
Other expenses, net, in the first quarter of 2013 decreased by $0.6 million from the first quarter of 2012 primarily due to a$0.4 million increase in interest capitalized in connection with the construction of project assets that we will own and operate.
(Loss) Income Before Taxes
The following table sets forth a comparison of our (loss) income before taxes for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$660	$1,288	$(628)	(48.8)%
Central U.S. Region	(167)	790	(957)	(121.1)%
Other U.S. Regions	3,895	8,531	(4,636)	(54.3)%
Canada	(730)	119	(849)	(713.4)%
All Other	(6,205)	(8,411)	2,206	(26.2)%
Total	$(2,547)	$2,317	$(4,864)	(209.9)%

(Loss) income before taxes decreased from the first quarter of 2012 to the first quarter of 2013 by $4.9 million, or 209.9%, due primarily to the decrease in revenue for the reasons described above.
Business Segment (Loss) Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the first quarter of 2012 to the first quarter of 2013 by $0.6 million, or 48.8%, to $0.7 million. The decrease was primarily due to lower revenue as described above, partially offset by higher margin contribution from project closeouts.

•
(Loss) income before taxes for the central U.S. region segment decreased from the first quarter of 2012 to the first quarter of 2013 by $1.0 million, or 121.1%, to $(0.2) million. The decrease was due primarily to the decrease in revenue described above.

•
Income before taxes for the other U.S. regions segment decreased from the first quarter of 2012 to the first quarter of 2013 by $4.6 million, or 54.3%, to $3.9 million due primarily to the decrease in revenue described above.

•
(Loss) income before taxes for the Canada segment decreased from the first quarter of 2012 to the first quarter of 2013 by $0.8 million, or 713.4%, to $(0.7) million. The decrease was primarily due to the decline in revenue described above.

•
The loss before taxes not allocated to segments and presented as all other, decreased from the first quarter of 2012 to the first quarter of 2013 by $2.2 million, or 26.2%, to $(6.2) million. The decrease in revenue described above was more than offset by improved operating margin and a decline in unallocated corporate expenses.

Provision for Income Taxes
The (benefit) provision for income taxes was $(0.6) million in the first quarter of 2013, compared to $0.6 million for the first quarter of 2012. The estimated annual effective tax rate applied in the first quarter of 2013 was 24.5%, compared to 25.1% in 2012. The principal reasons for the difference between the statutory rate and the estimated annual effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants we own.
Net (Loss) Income
Net (loss) income decreased in the first quarter of 2013 by $3.7 million, or 210.9% to a loss of $(1.9) million compared to $1.7 million in the first quarter of 2012 due to lower pre-tax income as explained above partly offset by a lower effective tax rate. Earnings per share in the first quarter of 2013 was $(0.04) per basic share, representing a decrease of $0.08, or 200.0%, and $(0.04) per diluted share, representing a decrease of $0.08, or 200.0%.
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
Three Months Ended March 31, 2013 and 2012
Cash flows from operating activities. Operating activities used $25.7 million of net cash during the three months ended March 31, 2013. During that period, we had a net loss of $1.9 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $4.9 million. Federal ESPC financing (net of restricted cash draws), accounts receivable including retainage, inventory, project development costs, accounts payable, accrued expenses and other current liabilities, other liabilities and income taxes payable used $49.3 million. These were offset by net decreases in prepaid expenses and other current assets, total billings and costs in excess of estimated earnings, and other assets, which provided $20.6 million in cash.
Operating activities provided $33.2 million of net cash during the three months ended March 31, 2012. During that period, we had net income of $1.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $3.9 million. Accounts receivable, accounts receivable retainage, total billings and costs in excess of estimated earnings, prepaid expenses and other current assets, and other liablilities and income taxes payable provided $53.2 million. These were offset by net decreases in Federal ESPC financing (net of restricted cash draws), inventory, project development costs, other assets, accounts payable and accrued expenses and other current liabilities used $25.7 million in cash. The first quarter of 2012 benefited from the receipt of remaining retainage, or holdback, related to the Savannah River project in the amount of $21.2 million. In addition, certain receivables of acquired companies that normally would have been collected during the fourth quarter of 2011 were received in the first quarter of 2012.
Cash flows from investing activities. Cash used for investing activities during the three months ended March 31, 2013 totaled $14.5 million. Development of our renewable energy plants used $12.9 million. In addition, we invested $1.1 million in purchases of other property and equipment, and $1.8 million was used for the acquisition of Ennovate. These were partially offset by $1.3 million relating to grant awards received on project assets.
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
Cash flows from financing activities. Net cash used for financing activities during the three months ended March 31, 2013 totaled $3.6 million. Most of this was due to payments on long-term debt of $3.8 million, partially offset by proceeds from exercises of options of $0.9 million.
Net cash used by financing activities during the three months ended March 31, 2012 totaled $13.7 million. Most of this was due to the draw down of the $6.4 million term loan portion of our renewed senior secured credit facility (see Note 13 and the discussion below) and the settlement of the book overdraft of $7.3 million.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2011, we amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At March 31, 2013, $30.0 million was outstanding under the term loan and there was no balance outstanding under the revolving credit facility. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The new credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own that were financed by others. In light of our results during the second half of 2012 and continuing into the first quarter of 2013, the minimum EBITDA covenant has been suspended for interim periods during 2013. The new credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of March 31, 2013, we had outstanding $87.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028. One loan totaling $5.2 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, totaling $37.8 million requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2012, we had outstanding $88.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $90.8 million and $93.0 million in principal amounts at March 31, 2013 and December 31, 2012, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2013 we were in compliance with all of our financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2013:

	Payments due by Period
		Less than	One to	Three to	More than
(in $’000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	30,000	5,714	24,286	—	—
Project Financing:
Construction and term loans	87,565	5,029	8,859	8,614	65,063
Federal ESPC receivable financing (1)	90,849	—	90,849	—	—
Interest obligations (2)	20,622	3,876	6,403	4,670	5,673
Operating leases	7,771	2,562	3,508	1,368	333
Total	$236,807	$17,181	$133,905	$14,652	$71,069

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at March 31, 2013 remains constant for the term of the facility.

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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to us.
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

Interest Rate Risk
We had cash and cash equivalents totaling $21.0 million as of March 31, 2013 and $63.3 million as of December 31, 2012. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. The interest rate swaps that we have entered into qualify, and, effective as of March 29, 2013, have been designated, as fair value hedges. See Note 2.
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
Foreign Currency Risk
As a result of our operations in Canada, we have significant expenses, assets and liabilities that are denominated in a foreign currency. Also, a significant number of employees are located in Canada and we transact a significant amount of business in Canadian currency. Consequently, we have determined that Canadian currency is the functional currency for our Canadian operations. When we consolidate the operations of our Canadian subsidiary into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our Canadian subsidiary from Canadian currency into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian subsidiary into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian subsidiary into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our Canadian subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the three months ended March 31, 2013, due to changes in the U.S.-Canadian exchange rate that were unfavorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a loss of $1.0 million which we recorded as a decrease in accumulated other comprehensive income. For the year ended December 31, 2012, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar. We have not repatriated earnings from our Canadian subsidiary, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013, and discussed below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Discussion and Remediation
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013, we identified two material weaknesses in our internal control over financial reporting:

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

In connection with our fiscal 2012 audit, we concluded that we had not fully remediated the first weakness, which had been previously identified, and that we also had a material weakness regarding accounting for and disclosure of income taxes as described above.
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
Item 1A. Risk Factors
As of March 31, 2013, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.
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

AMERESCO, INC.
Date: May 10, 2013	By:	/s/ Andrew B. Spence
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
101***
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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