Form 10-Q
period 2013-06-30
Ameresco, Inc.
filed 2013-08-09
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 2, 2013
Class A Common Stock, $0.0001 par value per share	27,615,864
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,629,963	$63,347,645
Restricted cash	26,239,829	26,358,908
Accounts receivable, net	76,760,410	84,124,627
Accounts receivable retainage	24,758,030	23,197,784
Costs and estimated earnings in excess of billings	52,564,885	62,096,284
Inventory, net	11,548,873	9,502,289
Prepaid expenses and other current assets	11,022,225	9,600,619
Income tax receivable	5,760,545	5,385,242
Deferred income taxes	4,480,218	5,190,718
Project development costs	11,458,555	9,038,725
Total current assets	242,223,533	297,842,841
Federal ESPC receivable	60,900,144	91,854,808
Property and equipment, net	9,422,097	9,387,218
Project assets, net	229,428,429	207,274,982
Deferred financing fees, net	6,103,850	5,746,177
Goodwill	55,239,777	48,968,390
Intangible assets, net	11,490,617	9,742,878
Other assets	5,140,628	4,654,709
	377,725,542	377,629,162
	$619,949,075	$675,472,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,921,986	$12,452,678
Accounts payable	67,318,276	101,007,455
Accrued expenses and other current liabilities	10,667,868	13,157,024
Billings in excess of cost and estimated earnings	22,525,255	22,271,655
Total current liabilities	114,433,385	148,888,812
Long-term debt, less current portion	186,354,568	201,922,172
Deferred income taxes	23,273,100	24,888,229
Deferred grant income	7,864,941	7,590,730
Other liabilities	26,001,304	30,362,869
	$243,493,913	$264,764,000
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	June 30,	December 31,
	2013	2012
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 32,384,648 shares issued and 27,551,364 outstanding at June 30, 2013, 32,019,982 shares issued and 27,186,698 outstanding at December 31, 2012	3,238	3,202
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	1,800	1,800
Additional paid-in capital	96,024,019	93,141,432
Retained earnings	173,464,894	177,169,717
Accumulated other comprehensive income	1,697,350	713,194
Non-controlling interest	13,047	(27,583)
Less - treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	262,021,777	261,819,191
	$619,949,075	$675,472,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Revenue:
Energy efficiency revenue	$85,251,138	$119,819,117
Renewable energy revenue	41,001,556	44,280,788
	126,252,694	164,099,905
Direct expenses:
Energy efficiency expenses	69,753,489	97,873,272
Renewable energy expenses	33,116,629	35,068,772
	102,870,118	132,942,044
Gross profit	23,382,576	31,157,861
Operating expenses:
Salaries and benefits	10,774,591	11,558,732
Project development costs	5,039,217	3,830,866
General, administrative and other	9,477,788	7,509,639
	25,291,596	22,899,237
Operating (loss) income	(1,909,020)	8,258,624
Other expenses, net (Note 9)	448,732	1,412,744
(Loss) income before (benefit) provision for income taxes	(2,357,752)	6,845,880
Income tax (benefit) provision	(577,001)	2,026,630
Net (loss) income	$(1,780,751)	$4,819,250
Net (loss) income per share attributable to common shareholders:
Basic	$(0.04)	$0.11
Diluted	$(0.04)	$0.10
Weighted average common shares outstanding:
Basic	45,465,529	44,541,025
Diluted	45,465,529	46,359,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Revenue:
Energy efficiency revenue	$155,071,617	$233,201,787
Renewable energy revenue	81,316,600	77,471,487
	236,388,217	310,673,274
Direct expenses:
Energy efficiency expenses	125,208,747	187,493,047
Renewable energy expenses	66,278,023	62,798,556
	191,486,770	250,291,603
Gross profit	44,901,447	60,381,671
Operating expenses:
Salaries and benefits	21,787,892	25,927,944
Project development costs	9,320,382	8,047,218
General, administrative and other	17,784,690	14,723,095
	48,892,964	48,698,257
Operating (loss) income	(3,991,517)	11,683,414
Other expenses, net (Note 9)	913,045	2,520,483
(Loss) income before (benefit) provision for income taxes	(4,904,562)	9,162,931
Income tax (benefit) provision	(1,199,739)	2,608,517
Net (loss) income	$(3,704,823)	$6,554,414
Net (loss) income per share attributable to common shareholders:
Basic	$(0.08)	$0.15
Diluted	$(0.08)	$0.14
Weighted average common shares outstanding:
Basic	45,396,765	44,343,059
Diluted	45,396,765	46,143,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Net (loss) income	$(1,780,751)	$4,819,250
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedge, net of tax	1,606,645	(410,682)
Foreign currency translation adjustment	(595,042)	(659,513)
Total other comprehensive income (loss)	1,011,603	(1,070,195)
Comprehensive (loss) income	$(769,148)	$3,749,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Net (loss) income	$(3,704,823)	$6,554,414
Other comprehensive (loss) income:
Unrealized gain from interest rate hedge, net of tax	2,531,186	567,786
Foreign currency translation adjustment	(1,547,030)	(128,916)
Total other comprehensive income	984,156	438,870
Comprehensive (loss) income	$(2,720,667)	$6,993,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

												Accumulated
	Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income	Equity
Balance, December 31, 2012	—	$—	18,000,000	$1,800	32,019,982	$3,202	$93,141,432	$177,169,717	4,833,284	$(9,182,571)	$(27,583)	$713,194	$261,819,191
Exercise of stock options	—	—	—	—	364,666	36	1,249,716	—	—	—	—	—	1,249,752
Stock-based compensation expense, including excess tax benefits of $297,011	—	—	—	—	—	—	1,632,871	—	—	—	—	—	1,632,871
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	40,630	—	40,630
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,547,030)	(1,547,030)
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	2,531,186	2,531,186
Net loss	—	—	—	—	—	—	—	(3,704,823)	—	—	—	—	(3,704,823)
Balance, June 30, 2013	—	$—	18,000,000	$1,800	32,384,648	$3,238	$96,024,019	$173,464,894	4,833,284	$(9,182,571)	$13,047	$1,697,350	$262,021,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from operating activities:
Net (loss) income	$(1,780,751)	$4,819,250
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation of project assets	2,868,716	2,850,977
Depreciation of property and equipment	813,708	603,501
Amortization of deferred financing fees	248,314	138,191
Amortization of intangible assets	898,038	1,314,778
Provision for bad debts	328,969	24,107
Unrealized (gain) loss on interest rate swap	(294,047)	349,618
Gain on sale of asset	—	(800,000)
Stock-based compensation expense	664,759	892,607
Deferred income taxes	(1,821,364)	43,697
Excess tax benefits from stock-based compensation arrangements	(158,231)	(448,916)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	10,486,117	14,069,843
Accounts receivable	11,042,004	(11,967,540)
Accounts receivable retainage	(2,774,172)	(3,613,426)
Federal ESPC receivable	(4,110,910)	(11,705,599)
Inventory	(54,410)	(369,359)
Costs and estimated earnings in excess of billings	(8,688,672)	(5,583,166)
Prepaid expenses and other current assets	(2,402,095)	(4,504,563)
Project development costs	(785,712)	(324,126)
Other assets	(912,456)	(766,682)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,912,268	11,766,758
Billings in excess of cost and estimated earnings	(590,444)	7,346,139
Other liabilities	1,293,096	(345,461)
Income taxes payable	700,716	2,476,787
Net cash provided by operating activities	6,883,441	6,267,415
Cash flows from investing activities:
Purchases of property and equipment	(446,197)	(1,105,037)
Purchases of project assets	(18,763,159)	(9,695,695)
Grant awards received on project assets	289,285	—
Proceeds from sales of assets	6,500	—
Acquisition, net of cash received	(7,537,516)	—
Net cash used in investing activities	$(26,451,087)	$(10,800,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$158,231	$448,916
Payments of financing fees	(464,767)	—
Proceeds from exercises of options	394,603	735,839
Proceeds from (payments of) senior secured credit facility	15,000,000	(1,428,571)
Proceeds from long-term debt financing	9,434,434	—
Non-controlling interest	105,931	—
Restricted cash	(4,558,805)	(3,367,515)
Payments on long-term debt	(2,934,948)	(1,327,493)
Net cash provided by (used in) financing activities	17,134,679	(4,938,824)
Effect of exchange rate changes on cash	(900,330)	(53,234)
Net decrease in cash and cash equivalents	(3,333,297)	(9,525,375)
Cash and cash equivalents, beginning of period	20,963,260	38,435,362
Cash and cash equivalents, end of period	$17,629,963	$28,909,987
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,566,521	$1,300,558
Income taxes	$679,279	$481,209
Acquisition, net of cash received:
Accounts receivable	$360,924	$—
Costs and estimated earnings in excess of billings	546,608	—
Property and equipment	75,054	—
Goodwill	5,089,049	—
Intangible assets	3,087,509	—
Accounts payable and accrued expenses	(654,563)	—
Income taxes payable	(256,938)	—
Deferred tax liabilities	(710,127)	—
	$7,537,516	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from operating activities:
Net (loss) income	$(3,704,823)	$6,554,414
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation of project assets	6,879,151	5,456,007
Depreciation of property and equipment	1,610,254	1,281,474
Amortization of deferred financing fees	332,462	271,478
Amortization of intangible assets	1,789,075	2,971,022
Provision for bad debts	371,308	77,743
Unrealized (gain) loss on interest rate swap	(683,134)	119,752
Gain on sale of asset	—	(800,000)
Stock-based compensation expense	1,335,860	1,674,060
Deferred income taxes	(2,870,689)	(506,631)
Excess tax benefits from stock-based compensation arrangements	(297,011)	(1,651,513)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	18,004,938	24,152,657
Accounts receivable	6,855,679	12,569,643
Accounts receivable retainage	(1,572,574)	2,079,382
Federal ESPC receivable	(13,784,645)	(25,775,736)
Inventory	(2,046,584)	(510,224)
Costs and estimated earnings in excess of billings	9,931,189	12,197,386
Prepaid expenses and other current assets	(1,526,332)	(1,679,160)
Project development costs	(2,430,350)	(1,156,085)
Other assets	(758,735)	(941,282)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(36,185,982)	(8,760,740)
Billings in excess of cost and estimated earnings	371,453	8,243,890
Other liabilities	(75,507)	525,181
Income taxes payable	(365,038)	3,083,458
Net cash (used in) provided by operating activities	(18,820,035)	39,476,176
Cash flows from investing activities:
Purchases of property and equipment	(1,540,577)	(2,381,570)
Purchases of project assets	(31,618,945)	(19,698,641)
Grant awards and rebates received on project assets	1,580,219	3,838,766
Proceeds from sales of assets	6,500	—
Acquisitions, net of cash received	(9,345,601)	—
Net cash used in investing activities	$(40,918,404)	$(18,241,445)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$297,011	$1,651,513
Book overdraft	—	(7,297,122)
Payments of financing fees	(504,985)	(20,325)
Proceeds from exercises of options	1,249,752	1,799,271
Proceeds from (payments of) senior secured credit facility	15,000,000	(7,857,142)
Proceeds from long-term debt financing	9,434,434	—
Non-controlling interest	40,630	7,700
Restricted cash	(5,198,277)	(4,798,107)
Payments on long-term debt	(6,740,729)	(2,134,957)
Net cash provided by (used in) financing activities	13,577,836	(18,649,169)
Effect of exchange rate changes on cash	442,921	47,059
Net (decrease) increase in cash and cash equivalents	(45,717,682)	2,632,621
Cash and cash equivalents, beginning of year	63,347,645	26,277,366
Cash and cash equivalents, end of period	$17,629,963	$28,909,987
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,822,593	$2,026,403
Income taxes	$900,680	$506,921
Acquisitions, net of cash received:
Accounts receivable	$558,621	$—
Accounts receivable retainage	248,072	—
Costs and estimated earnings in excess of billings	657,595	—
Prepaid expenses and other current assets	1,710	—
Property and equipment	137,952	—
Goodwill	6,010,177	—
Intangible assets	3,697,509	—
Accounts payable and accrued expenses	(968,539)	—
Billings in excess of cost and estimated earnings	(30,431)	—
Income taxes payable	(256,938)	—
Deferred tax liabilities	(710,127)	—
	$9,345,601	$—
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
The condensed consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, include the accounts of Ameresco Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013 (the “2012 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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
ASC 815-20-25 requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives’ fair values be recognized currently in earnings unless specific hedge accounting criteria are met. The Company previously had designated a floating-to-fixed interest rate swap entered into in March 2010 as a hedge using the “short cut” method. The Company determined, however, that the March 2010 interest rate swap does not qualify for hedge accounting because the Company inappropriately applied the “short cut” method to evaluate this swap for hedge accounting purposes from the date of inception. Accordingly, the change in the fair value of this interest rate swap derivative is required to be recognized as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations.
Effective March 29, 2013, the Company has designated the March 2010 interest rate swap as a hedge using the “long-haul” method.
See Note 2 of “Notes to Consolidated Financial Statements” appearing in Item 8 of the Company’s 2012 Form 10-K for additional information about the restatement.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table sets forth selected restated unaudited condensed consolidated statement of income data for the quarter and year-to-date periods ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
Net revenue	$164,099,905	$—	$164,099,905	$310,673,274	$—	$310,673,274
Direct expenses	132,942,044	—	132,942,044	250,291,603	—	250,291,603
Operating expenses	22,899,237	—	22,899,237	48,698,257	—	48,698,257
Total expenses	155,841,281	—	155,841,281	298,989,860	—	298,989,860
Operating income	8,258,624	—	8,258,624	11,683,414	—	11,683,414
Other expenses, net	1,063,126	349,618	1,412,744	2,400,731	119,752	2,520,483
Income before provision for income taxes	7,195,498	(349,618)	6,845,880	9,282,683	(119,752)	9,162,931
Income tax provision	2,026,630	—	2,026,630	2,608,517	—	2,608,517
Net income	$5,168,868	$(349,618)	$4,819,250	$6,674,166	$(119,752)	$6,554,414
Net income per share attributable to common shareholders:
Basic	$0.12	(0.01)	0.11	0.15	—	0.15
Diluted	$0.11	(0.01)	0.10	0.14	—	0.14
Weighted average common shares outstanding:
Basic	44,541,025	44,541,025	44,541,025	44,343,059	44,343,059	44,343,059
Diluted	46,359,323	46,359,323	46,359,323	46,143,932	46,143,932	46,143,932

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
Allowance for doubtful accounts, beginning of period	$1,174,458	$1,135,391
Charges to costs and expenses	371,308	77,743
Account write-offs and other	(25,134)	(111,721)
Allowance for doubtful accounts, end of period	$1,520,632	$1,101,413
At June 30, 2013 and December 31, 2012, no one customer accounted for more than 10% of the Company’s total accounts receivable.
During the three and six months ended June 30, 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenue.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, typically within 24 months of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

construction commencement, the assigned ESPC receivable and corresponding related project debt is eliminated from the Company’s condensed consolidated financial statements.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended June 30, 2013 and 2012 was $250,716 and $381,852, respectively. The amount of interest capitalized for the six months ended June 30, 2013 and 2012 was $715,394 and $434,426, respectively.
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
The Company received $289,285 and $1,580,219 in Section 1603 grants during the three and six months ended June 30, 2013, respectively, and $2,551,766 in Section 1603 grants during the six months ended June 30, 2012. No grants were received during the three months ended June 30, 2012.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,864,941 and $7,590,730 recorded in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying condensed consolidated statements of cash flows. No rebates were received during the six months ended June 30, 2013. The Company received a rebate of $1,287,000 during the six months ended June 30, 2012.

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
During the second quarter of 2013, the Company entered into a stock purchase agreement to acquire, through a wholly owned subsidiary, 100% of the capital stock of The Energy Services Partnership Limited and ESP Response Limited (together, “ESP”). During the first quarter of 2013, the Company acquired substantially all of the assets of Ennovate Corporation (“Ennovate”). During the third quarter of 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. entered into a stock purchase agreement to acquire 100% of the capital stock of FAME Facility Software Solutions, Inc. (“FAME”). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of ESP resulted in the Company recording goodwill totaling $5,089,049. The acquisition of Ennovate resulted in the Company recording goodwill totaling $921,128. The acquisition of FAME resulted in the Company recording goodwill totaling $1,886,945. Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fourteen years from their respective acquisition dates. See Notes 3 and 4 for additional disclosures.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers as well as the fair value of interest rate swaps. See Note 11 for additional disclosure.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of (loss) income. As of June 30, 2013 and December 31, 2012, the Company had no AROs.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of interest rate swaps, as well as deferred compensation relating to 2011 acquisitions . See Notes 7 and 11 for additional disclosures.
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
At June 30, 2013 and December 31, 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Foreign Currency Translation
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the condensed consolidated statements of comprehensive (loss) income.
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
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock and option grants using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation on a straight-line basis over the vesting period of the awards.
Stock-based compensation expense is recognized based on the grant-date fair value. The Company estimates the fair value of the stock-based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2013 or during the year ended December 31, 2012.
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
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2013, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $2,089,347. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Basic and diluted net (loss) income	$(1,780,751)	$4,819,250	$(3,704,823)	$6,554,414
Basic weighted-average shares outstanding	45,465,529	44,541,025	45,396,765	44,343,059
Effect of dilutive securities:
Preferred stock	—	—	—	—
Stock options	—	1,818,298	—	1,800,873
Diluted weighted-average shares outstanding	45,465,529	46,359,323	45,396,765	46,143,932
As the Company was in a loss position for the three and six months ended June 30, 2013, certain shares have been excluded from the calculation of earnings per share, as the effect would be anti-dilutive. For the three and six months ended June 30, 2013, the total number of shares of common stock related to stock options excluded from the calculation of earnings per share as the effect would be anti-dilutive was 2,475,556 and 2,532,853, respectively. For the three and six months ended June 30, 2012, the total number of shares of common stock related to stock options excluded from the calculation of earnings per share as the effect would be anti-dilutive was 1,194,338 and 694,688, respectively.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended June 30, 2013 and 2012, unallocated corporate expenses were $11,890,808 and $9,996,615, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2013 and 2012, was $5,448,485 and $4,525,291, respectively. For the six months ended June 30, 2013 and 2012, unallocated corporate expenses were $23,310,753 and $22,654,749, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2013 and 2012, was $10,663,030 and $8,771,523, respectively. See Note 12 for additional disclosures.

3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In June 2013, the Company acquired ESP, comprising two energy management consulting companies and located in Castleford, United Kingdom. The Company made an initial cash payment of $8,829,213 to acquire all of the outstanding stock of the ESP companies. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the selling stockholders. The Company deposited approximately $777,710 of the initial cash payment with a third-party escrow agent as security for these matters.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The Company’s acquisitions in 2013 and 2012 were accounted for in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Intangible assets identified have been recorded and are being amortized over periods ranging from one to fourteen years. See Note 4 for additional information.

	2013		2012
	ESP	Ennovate	FAME
Cash	$1,291,697	$—	$809,557
Accounts receivable and accounts receivable retainage	360,924	445,769	320,997
Costs and estimated earnings in excess of billings	546,608	110,987	—
Prepaid expenses and other current assets	—	1,710	107,715
Property and equipment and project assets	75,054	62,898	43,115
Goodwill	5,089,049	921,128	1,886,945
Intangible assets	3,087,509	610,000	2,099,990
Other assets	—	—	100
Accounts payable	(47,625)	(313,976)	(5,713)
Accrued liabilities	(606,938)	—	(617,731)
Billings in excess of cost and estimated earnings	—	(30,431)	(158,025)
Other liabilities	(967,065)	—	—
Purchase price	$8,829,213	$1,808,085	$4,486,950
Total, net of cash received	$7,537,516	$1,808,085	$3,677,393
Total fair value of consideration	$8,829,213	$1,808,085	$4,486,950
The allocation of the purchase price for each of the 2013 acquisitions is preliminary, based on management’s current best estimates, and subject to revision.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of (loss) income, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. There were two acquisitions during the six months ended June 30, 2013. Goodwill consisted of the following at June 30, 2013 and December 31, 2012:

	December 31, 2012	Acquisitions	Foreign Currency Translation and Other Adjustments	June 30, 2013
U.S. Federal	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	921,128	—	2,893,543
Other U.S. Regions	21,736,140	—	—	21,736,140
Canada	3,827,112	—	343,115	4,170,227
All Other	18,057,756	5,089,049	(81,905)	23,064,900
Total	$48,968,390	$6,010,177	$261,210	$55,239,777
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset. The following table presents intangible asset balances included in total assets by segment. There were two acquisitions during the six months ended June 30, 2013. Intangible assets, net, consisted of the following as of June 30, 2013 and December 31, 2012:

	December 31, 2012	Acquisitions	2013 Amortization	Foreign Currency Translation	June 30, 2013
Central U.S. Region:
Customer contracts	$—	$62,000	$—	$—	$62,000
Customer relationships	—	288,000	—	—	288,000
Non-compete agreements	—	260,000	—	—	260,000
Other U.S. Regions:
Customer relationships	2,138,969	—	(493,973)	—	1,644,996
Non-compete agreements	843,235	—	(213,168)	—	630,067
Technology	148,662	—	(25,368)	—	123,294
Canada:
Customer contracts	634,389	—	(100,544)	(35,980)	497,865
Customer relationships	305,477	—	(21,979)	(7,865)	275,633
Non-compete agreements	211,144	—	(56,080)	(20,067)	134,997
Technology	590,366	—	(73,504)	(26,302)	490,560
Trade names	70,189	—	(5,138)	(1,839)	63,212
All Other:
Customer contracts	1,308,710	1,245,891	(353,389)	(27,699)	2,173,513
Customer relationships	1,916,334	1,420,099	(153,606)	(31,572)	3,151,255
Non-compete agreements	385,916	421,519	(57,682)	(9,371)	740,382
Technology	933,768	—	(177,686)	—	756,082
Trade names	255,719	—	(56,958)	—	198,761
Total	$9,742,878	$3,697,509	$(1,789,075)	$(160,695)	$11,490,617
Amortization expense for the three and six months ended June 30, 2013 related to customer contracts was $226,790 and $453,933, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of (loss) income. Amortization expense for the three and six months ended June 30, 2013 related to customer relationships, non-

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

compete agreements, technology and trade names was $671,248 and $1,335,142, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of (loss) income.
5. INCOME TAXES
The (benefit) provision for income taxes was $(577,001) and $2,026,630, for the three months ended June 30, 2013 and 2012, respectively. The (benefit) provision for income taxes was $(1,199,739) and $2,608,517, for the six months ended June 30, 2013 and 2012, respectively. The estimated 2013 effective tax rate changed to 24.5% for the three months ended June 30, 2013 from a 29.6% estimated annual effective tax rate for the three months ended June 30, 2012. The estimated 2013 effective tax rate changed to 24.5% for the six months ended June 30, 2013 from a 28.5% estimated annual effective tax rate for the six months ended June 30, 2012.
At June 30, 2013 and December 31, 2012, the Company had approximately $4,900,000 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of June 30, 2013 and December 31, 2012, approximately $3,400,000 (net of the federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of June 30, 2013, the Company had granted options to purchase 1,068,504 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At June 30, 2013, 9,016,528 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,778,143	$6.794
Granted	104,360	8.143
Exercised	(364,666)	3.427
Forfeited	(83,796)	11.769
Outstanding at June 30, 2013	4,434,041	$7.009
Options exercisable at June 30, 2013	3,190,465	$5.584
Expected to vest at June 30, 2013	1,216,227	$10.719
Options exercisable at December 31, 2012	3,309,722	$4.986
The weighted-average remaining contractual life of all options expected to vest at June 30, 2013 was 8.02 years. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $1,942,087.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table summarizes information about stock options outstanding at June 30, 2013:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$1.750	64,511	0.04	$1.750	64,511	$1.750
2000 Plan	1.875	112,500	0.23	1.875	112,500	1.875
2000 Plan	2.750	391,731	1.00	2.750	391,731	2.750
2000 Plan	3.000	13,600	1.58	3.000	13,600	3.000
2000 Plan	3.250	586,144	2.69	3.250	586,144	3.250
2000 Plan	3.410	446,562	3.55	3.410	446,562	3.410
2000 Plan	4.220	270,053	4.16	4.220	270,053	4.220
2000 Plan	6.055	973,750	6.00	6.055	727,250	6.055
2010 Plan	7.150	30,000	9.81	7.150	—	7.150
2010 Plan	8.390	50,000	9.92	8.390	—	8.390
2010 Plan	8.860	24,360	9.95	8.860	—	8.860
2010 Plan	10.750	55,399	8.92	10.750	15,399	10.750
2010 Plan	10.950	140,000	8.21	10.950	36,000	10.950
2010 Plan	11.630	155,093	8.96	11.630	5,015	11.630
2010 Plan	11.980	453,650	8.82	11.980	93,930	11.980
2000 Plan	13.045	578,000	6.83	13.045	392,300	13.045
2010 Plan	14.810	60,000	7.91	14.810	24,000	14.810
2010 Plan	16.290	28,688	7.57	16.290	11,470	16.290
		4,434,041			3,190,465
During the six months ended June 30, 2013, a total of 364,666 shares were issued upon the exercise of options under the 2000 Plan at an average price of $3.427 per share. Cash received from option exercises under all stock-based payment arrangements for the six months ended June 30, 2013 and 2012 was $1,249,752 and $1,799,271, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2013 and 2012:

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
Future dividends	$ -	$ -
Risk-free interest rate	1.03%-1.50%	0.82%-1.25%
Expected volatility	34%-36%	32%
Expected life	6.5 years	6.5 years
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
For the three months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $664,759 and $892,607, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $1,335,860 and $1,674,060, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying condensed consolidated statements of (loss) income based on the salaries and work assignments of the employees holding the options. As of June 30, 2013, there was $5,701,994 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.88 years.
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
Commitments as a Result of Acquisitions
Related to the Company’s acquisition of FAME in the third quarter of 2012 (see Note 3), the former stockholders of FAME, who are now employees of the Company, may be entitled to receive up to an estimated $865,000 in additional consideration if FAME meets certain financial performance milestones. As of June 30, 2013 the Company had not recorded any accrual based on the valuation of the current commitment.
Related to the Company’s acquisition of Applied Energy Group, Inc., (“AEG”) in the third quarter of 2011, the former stockholders of AEG, who are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. As of June 30, 2013 the Company had recorded $1,075,112 as a liability for the valuation of the current estimate.
8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company’s assets at June 30, 2013 and December 31, 2012 and revenues from sales to unaffiliated customers for the three and six months ended June 30, 2013 and 2012 between those in the United States and those in other locations, is as follows:

	June 30,	December 31,
	2013	2012
Assets:
United States	$542,374,982	$597,558,426
Canada	66,987,336	77,055,425
Other	10,586,757	858,152
	$619,949,075	$675,472,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$109,697,837	$150,823,316	$205,311,654	$278,257,725
Canada	16,125,048	10,656,174	29,785,472	28,291,806
Other	429,809	2,620,415	1,291,091	4,123,743
	$126,252,694	$164,099,905	$236,388,217	$310,673,274

9. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Unrealized (gain) loss from derivatives	$(863,972)	349,618	$(1,253,059)	$119,752
Interest expense, net of interest income	1,064,390	924,935	$1,833,642	$2,129,253
Amortization of deferred financing fees	248,314	138,191	332,462	271,478
	$448,732	$1,412,744	$913,045	$2,520,483
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value as of
		June 30,	December 31,
	Level	2013	2012
Assets:
Interest rate swap instruments	2	$811,084	$—
Liabilities:
Interest rate swap instruments	2	5,023,026	$8,214,582
Contingent consideration	3	1,147,408	1,147,408
Total liabilities		$6,170,434	$9,361,990
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended June 30, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of June 30, 2013		As of December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$62,357,971	$64,447,318	$66,817,614	$70,539,703
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the six months ended June 30, 2013. The Company recorded an impairment charge on goodwill of $1,016,325 for the year ended December 31, 2012.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At June 30, 2013 and December 31, 2012, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$811,084	Other assets	$—
Interest rate swap contracts	Other liabilities	$5,023,026	Other liabilities	$5,590,519
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$2,624,063
All but one derivative were designated as hedging instruments for the year ended December 31, 2012 (see Note 2).
The following table presents information about the effects of the Company’s derivative instruments on the condensed consolidated statements of (loss) income and condensed consolidated statements of comprehensive (loss) income:

	Location of (Gain) Loss Recognized in (Loss) Income	Amount of (Gain) Loss Recognized in (Loss) Income for the Three Months Ended June 30,		Amount of (Gain) Loss Recognized in (Loss) Income for the Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(863,972)	$—	$(986,645)	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$349,618	$(266,414)	$119,752

	For the Six Months Ended June 30, 2013
	Gain Recognized in Accumulated Other Comprehensive Income	Interest Expense Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$2,531,186	$900,883

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended June 30,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

2013 and 2012, unallocated corporate expenses were $11,890,808 and $9,996,615, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended June 30, 2013 and 2012 was $5,448,485 and $4,525,291, respectively. For the six months ended June 30, 2013 and 2012, unallocated corporate expenses were $23,310,753 and $22,654,749, respectively. Income before taxes and unallocated corporate expenses for all other for the six months ended June 30, 2013 and 2012 was $10,663,030 and $8,771,523, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).
The Company’s business segments had the following operational results for the three months ended June 30, 2013 and 2012:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2013

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$12,832,574	$19,648,513	$40,722,038	$16,125,048	$36,924,521	$126,252,694
Interest income	$—	$—	$—	$11,629	$23,283	$34,912
Interest expense	$—	$—	$—	$514,793	$584,509	$1,099,302
Depreciation and amortization of intangible assets	$112,921	$10,283	$—	$192,508	$4,264,750	$4,580,462
Income (loss) before taxes	$(780,354)	$1,524,693	$4,544,167	$(1,203,935)	$(6,442,323)	$(2,357,752)
Total assets	$72,251,324	$23,685,122	$255,268,359	$50,336,156	$218,408,114	$619,949,075
Capital expenditures	$116,772	$9,400	$212,436	$225,021	$18,356,442	$18,920,071
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending June 30, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$21,454,484	$27,273,433	$65,182,293	$10,630,056	$39,559,639	$164,099,905
Interest income	$—	$—	$—	$2,754	$1,388	$4,142
Interest expense	$—	$—	$—	$118,234	$811,383	$929,617
Depreciation and amortization of intangible assets	$32,487	$4,966	$—	$93,652	$4,638,151	$4,769,256
Income (loss) before taxes	$1,969,949	$3,706,625	$10,642,416	$(4,001,786)	$(5,471,324)	$6,845,880
Total assets	$153,902,746	$30,522,323	$266,603,024	$58,479,009	$151,168,687	$660,675,789
Capital expenditures	$10,816	$—	$744,435	$924,008	$9,121,473	$10,800,732

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company’s business segments had the following operational results for the six months ended June 30, 2013 and 2012:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2013

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$25,936,975	$30,558,447	$76,821,589	$29,785,472	$73,285,734	$236,388,217
Interest income	$—	$—	$—	$25,575	$165,918	$191,493
Interest expense	$—	$—	$—	$672,427	$1,352,708	$2,025,135
Depreciation and amortization of intangible assets	$222,956	$15,019	$—	$385,631	$9,654,874	$10,278,480
Income (loss) before taxes	$(119,592)	$1,357,540	$8,439,204	$(1,933,991)	$(12,647,723)	$(4,904,562)
Total assets	$72,251,324	$23,685,122	$255,268,359	$50,336,156	$218,408,114	$619,949,075
Capital expenditures	$366,802	$72,297	$821,870	$386,695	$29,931,639	$31,579,303
Ameresco, Inc. and Subsidiaries
Segment Reporting
Six Months Ending June 30, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$43,189,316	$42,721,177	$115,748,499	$28,265,688	$80,748,594	$310,673,274
Interest income	$—	$—	$—	$2,754	$6,323	$9,077
Interest expense	$—	$—	$—	$239,725	$1,898,605	$2,138,330
Depreciation and amortization of intangible assets	$135,057	$10,041	$—	$200,781	$9,362,624	$9,708,503
Income (loss) before taxes	$3,258,310	$4,496,889	$19,173,562	$(3,882,604)	$(13,883,226)	$9,162,931
Total assets	$153,902,746	$30,522,323	$266,603,024	$58,479,009	$151,168,687	$660,675,789
Capital expenditures	$700,954	$—	$1,199,211	$2,306,278	$14,035,002	$18,241,445

13. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and Solar PV projects. The credit and guaranty agreement provides for a $47,234,434 construction-to-term loan credit facility and bears interest at a variable rate. At December 31, 2012, $37,800,000 was drawn under the construction loans. During 2013, the Company drew an additional $9,434,434 under construction loans. In May 2013, the Company converted a portion of the construction loans into a term loan in accordance with the loan agreement. At June 30, 2013, $28,802,116 was outstanding under construction loans and $18,103,789 was outstanding under the term loan. The weighted average rate for these loans at June 30, 2013 was 3.27%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2013, $28,571,427 was outstanding under the term loan and $15,000,000 was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,428,571 together with accrued but unpaid interest, with all remaining unpaid

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. In light of the Company’s results during the second half of 2012 and continuing into the first half of 2013, the minimum EBITDA covenant has been suspended for interim periods during 2013. At June 30, 2013 the Company was in compliance with all financial covenants.
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
Our acquisition of infrastructure asset management solutions provider FAME Facility Software Solutions Inc. in 2012 expanded our asset planning consulting and software services offerings and our geographical position in western Canada. Our acquisition of the business of Ennovate Corporation, or Ennovate, in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consulting companies The Energy Services Partnership Limited and ESP Response Limited, or together ESP, in the second quarter of 2013 added a local presence in the United Kingdom, expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
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
As of June 30, 2013, we had backlog of approximately $324 million in expected future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $1.113 billion. As of June 30, 2012, we had fully-contracted backlog of approximately $391 million in expected future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $909 million.
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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the three and six months ended June 30, 2013 and 2012, no one customer accounted for more than ten percent of our total revenue.
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
As a result of several of our acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense for energy efficiency. For the three months ended June 30, 2013 and 2012, we recorded amortization expense of $0.2 million and $0.6 million, respectively, related to customer contracts. For the six months ended June 30, 2013 and 2012, we recorded amortization expense of $0.5 million and $1.6 million, respectively, related to customer contracts. Amortization expense related to these intangible assets is included in energy efficiency expenses in the condensed consolidated statements of (loss) income.

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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the three months ended June 30, 2013 and 2012, we recorded amortization expense of $0.7 million and $0.7 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. For the six months ended June 30, 2013 and 2012, we recorded amortization expense of $1.3 million and $1.3 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in general, administrative and other expenses in the condensed consolidated statements of (loss) income.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively. The amount of interest capitalized for the six months ended June 30, 2013 and 2012 was $0.7 million and $0.4 million, respectively.
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

•
In October 2012, we also entered into two eight-year forward starting interest rate swap contracts under which we agreed to pay an amount equal to specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25.4 million variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028.

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
The interest rate swap that we entered into in March 2010 was a floating-to-fixed interest rate swap. Effective March 29, 2013, we have designated the March 2010 interest rate swap as a hedge using the “long-haul” method. See Note 2, Restatement, of “Notes to Condensed Consolidated Financial Statements” appearing in Item 1 of this Form 10-Q.
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
Results of Operations
Three Months Ended June 30, 2013 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of (loss) income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	% of	2012	% of	% change
			(Restated)
(in $’000s)	(a)	Revenue	(b)	Revenue	((a-b)/b)
Revenue:
Energy efficiency revenue	$85,251	67.5%	$119,819	73.0%	(28.9)%
Renewable energy revenue	41,002	32.5%	44,281	27.0%	(7.4)%
	126,253	100.0%	164,100	100.0%	(23.1)%
Direct expenses:
Energy efficiency expenses	69,753		97,873		(28.7)%
Renewable energy expenses	33,117		35,069		(5.6)%
	102,870	81.5%	132,942	81.0%	(22.6)%
Gross profit	23,383	18.5%	31,158	19.0%	(25.0)%
Total operating expenses	25,292	20.0%	22,899	14.0%	10.4%
Operating (loss) income	(1,909)	(1.5)%	8,259	5.0%	(123.1)%
Other expenses, net	449	0.4%	1,413	0.9%	(68.2)%
(Loss) income before (benefit) provision for income taxes	(2,358)	(1.9)%	6,846	4.2%	(134.4)%
Income tax (benefit) provision	(577)	(0.5)%	2,027	1.2%	(128.5)%
Net (loss) income	$(1,781)	(1.4)%	$4,819	2.9%	(137.0)%

Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$85,251	$119,819	$(34,568)	(28.9)%
Renewable energy revenue	41,002	44,281	(3,279)	(7.4)%
	$126,253	$164,100	$(37,847)	(23.1)%
Total revenue.  We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 67.5% and 73.0% of total revenue for the second quarter of 2013 and 2012, respectively. Total revenue was down for the second quarter of 2013 compared to the second quarter of 2012 primarily due to the lagged effect of the unusually sustained lengthening of conversion times from awarded projects to signed contracts that we have been experiencing since 2012. We believe this has resulted from continued U.S. federal fiscal uncertainty, which not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue through 2013.
Energy efficiency revenue. Energy efficiency revenue decreased by $34.6 million, or 28.9%, in the second quarter of 2013 compared to the second quarter of 2012. Declines in our U.S. federal, central U.S. region and other U.S. regions segments during the second quarter reflect the lagged effect of delays in converting awarded projects to signed contracts.
Renewable energy revenue. Renewable energy revenue decreased by 7.4%, or $3.3 million, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to a decline in revenue from integrated-PV and delays in renewable energy projects for customers.
Revenue from customers outside the United States, principally Canada, was $16.6 million in the second quarter of 2013, compared with $13.3 million in the second quarter of 2012.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$12,833	$21,455	$(8,622)	(40.2)%
Central U.S. Region	19,648	27,273	(7,625)	(28.0)%
Other U.S. Regions	40,722	65,182	(24,460)	(37.5)%
Canada	16,125	10,630	5,495	51.7%
All Other	36,925	39,560	(2,635)	(6.7)%
Total	$126,253	$164,100	$(37,847)	(23.1)%

•
Total revenue for the U.S. federal segment decreased from the second quarter of 2012 to the second quarter of 2013 by $8.6 million, or 40.2%, to $12.8 million primarily due to the lagged effect of fewer projects entering the construction phase during 2012 and continuing in the first half of 2013 resulting from delays in converting awarded projects to signed contracts as discussed above.

•
Total revenue for the central U.S. region segment decreased from the second quarter of 2012 to the second quarter of 2013 by $7.6 million, or 28.0%, to $19.6 million primarily due to the timing of awarded conversion activity and an unseasonably strong second quarter in 2012.

•
Total revenue for the other U.S. regions segment decreased from the second quarter of 2012 to the second quarter of 2013 by $24.5 million, or 37.5%, to $40.7 million, primarily due to most regions within the segment experiencing a lengthening of conversion times from awarded projects to signed contracts in the last half of 2012 and continuing in 2013.

•
Total revenue for the Canada segment increased from the second quarter of 2012 to the second quarter of 2013 by $5.5 million, or 51.7%, to $16.1 million primarily due to implementation of a large project that entered construction in the first quarter of 2013.

•
Total revenue not allocated to segments and presented as all other decreased from the second quarter of 2012 to the second quarter of 2013 by $2.6 million, or 6.7%, to $36.9 million primarily due to decreases in integrated-PV, AIS and AEG.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	85,251	119,819	$(34,568)	(28.9)%
Renewable energy revenue	41,002	44,281	(3,279)	(7.4)%
	126,253	164,100	(37,847)	(23.1)%
Direct expenses:
Energy efficiency expenses	69,753	97,873	(28,120)	(28.7)%
Renewable energy expenses	33,117	35,069	(1,952)	(5.6)%
	102,870	132,942	(30,072)	(22.6)%
Gross profit:	$23,383	$31,158	$(7,775)	(25.0)%
Energy efficiency gross margin	18.2%	18.3%		(0.1)%
Renewable energy gross margin	19.2%	20.8%		(1.6)%
Gross profit %	18.5%	19.0%		(0.5)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 81.8% and 81.7% of corresponding revenue for the three months ended June 30, 2013 and 2012, respectively. Total direct expenses decreased by $30.1 million, or 22.6%, from the second quarter of 2012 to the second quarter of 2013, consistent with the decline in revenue.
Energy efficiency. Energy efficiency gross margin decreased slightly from 18.3% in the second quarter of 2012 to 18.2% in the second quarter of 2013, attributable to a slight shift toward lower margin projects and offerings.
Renewable energy. Renewable energy gross margin decreased from 20.8% in the second quarter of 2012 to 19.2% in the second quarter of 2013 primarily due to additional project costs in excess of budget combined with lower revenue.

Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	% of	2012	% of	$ change	% change
(in $’000s)	(a)	Revenue	(b)	Revenue	(a-b)	((a-b)/b)
Revenue	$126,253		$164,100
Operating expenses:
Salaries and benefits	$10,775	8.5%	11,559	7.0%	$(784)	(6.8)%
Project development costs	5,039	4.0%	3,831	2.3%	1,208	31.5%
General, administrative and other	9,478	7.5%	7,509	4.6%	1,969	26.2%
	$25,292	20.0%	$22,899	14.0%	$2,393	10.5%
Salaries and benefits. Salaries and benefits decreased by $0.8 million, or 6.8%, from the second quarter of 2012 to the second quarter of 2013 primarily due to continued improved utilization rates and fine-tuning of the organization during 2012.
Project development costs. Project development costs increased by $1.2 million, or 31.5%, from the second quarter of 2012 to the second quarter of 2013, reflecting our efforts to increase project development activity and convert awarded projects to signed contracts.
General, administrative and other. General, administrative and other expenses increased by $2.0 million, or 26.2%, from the second quarter of 2012 to the second quarter of 2013 primarily due to professional fees and other expenses.
Other Expenses, Net
The following table shows the activity in other expenses, net for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in $’000s)	2013	2012
		(Restated)
Unrealized (gain) loss from derivatives	$(864)	350
Interest expense, net of interest income	1,064	925
Amortization of deferred financing costs	248	138
	$449	$1,413
Other expenses, net, in the second quarter of 2013 decreased by $1.0 million from the second quarter of 2012 primarily due to unrealized gains from derivatives related to the favorable effect of rising interest rates on our interest rate swaps, as compared with an unrealized loss in the second quarter of 2012.

(Loss) Income Before Taxes
The following table sets forth a comparison of our (loss) income before taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$(780)	$1,970	$(2,750)	(139.6)%
Central U.S. Region	1,525	3,707	(2,182)	(58.9)%
Other U.S. Regions	4,544	10,642	(6,098)	(57.3)%
Canada	(1,204)	(4,002)	2,798	(69.9)%
All Other	(6,442)	(5,471)	(971)	17.7%
Total	$(2,358)	$6,846	$(9,203)	(134.4)%
(Loss) income before taxes decreased from the second quarter of 2012 to the second quarter of 2013 by $9.2 million, or 134.4%, due primarily to the decrease in revenue and increase in operating expenses, both described above.
Business Segment (Loss) Income Before Taxes

•
Loss before taxes for the U.S. federal segment decreased from the second quarter of 2012 to the second quarter of 2013 by $2.8 million, or 139.6%, to $(0.8) million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Income before taxes for the central U.S. region segment decreased from the second quarter of 2012 to the second quarter of 2013 by $2.2 million, or 58.9%, to $1.5 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Income before taxes for the other U.S. regions segment decreased from the second quarter of 2012 to the second quarter of 2013 by $6.1 million, or 57.3%, to $4.5 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Loss before taxes for the Canada segment improved from the second quarter of 2012 to the second quarter of 2013 by $2.8 million, or 69.9%, to $(1.2) million. The improvement was primarily due to the increase in revenue described above.

•
The loss before taxes not allocated to segments and presented as all other widened from the second quarter of 2012 to the second quarter of 2013 by $1.0 million, or 17.7%, to $(6.4) million. The decrease in revenue described above and unallocated corporate expenses were partially offset by improved operating margin.

Provision for Income Taxes
The (benefit) provision for income taxes was $(0.6) million in the second quarter of 2013, compared to $2.0 million for the second quarter of 2012. The estimated annual effective tax rate applied in the second quarter of 2013 was 24.5%, compared to 29.6% in 2012, due to an increase in the relative impact on the estimated annual effective tax rate of the deduction under Section 179D of the Internal Revenue Code, or Section 179D. The principal reasons for the difference between the statutory rate and the estimated annual effective rate were the effects of deductions permitted under Section 179D, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants we own.
Net (Loss) Income
Net (loss) income decreased in the second quarter of 2013 by $6.6 million, or 137.0%, to a loss of $1.8 million compared to income of $4.8 million in the second quarter of 2012 due primarily to the decline in pre-tax income as explained above. Earnings per share in the second quarter of 2013 was $(0.04) per basic share, representing a decrease of $0.15, or 136.4%, and $(0.04) per diluted share, representing a decrease of $0.14, or 140.0%.

Six Months Ended June 30, 2013 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the six months ended June 30, 2013 compared with the same period in 2012:

	Six Months Ended June 30,
	2013	% of	2012	% of	% change
			(Restated)
(in $’000s)	(a)	Revenue	(b)	Revenue	((a-b)/b)
Revenue:
Energy efficiency revenue	$155,072	65.6%	$233,202	75.1%	(33.5)%
Renewable energy revenue	81,317	34.4%	77,471	24.9%	5.0%
	236,388	100.0%	310,673	100.0%	(23.9)%
Direct expenses:
Energy efficiency expenses	125,209		187,493		(33.2)%
Renewable energy expenses	66,278		62,799		5.5%
	191,487	81.0%	250,292	80.6%	(23.5)%
Gross profit	44,901	19.0%	60,381	19.4%	(25.6)%
Total operating expenses	48,893	20.7%	48,698	15.7%	0.4%
Operating (loss) income	(3,992)	(1.7)%	11,683	3.8%	(134.2)%
Other expenses, net	913	0.4%	2,520	0.8%	(63.8)%
(Loss) income before (benefit) provision for income taxes	(4,905)	(2.1)%	9,163	2.9%	(153.5)%
Income tax (benefit) provision	(1,200)	(0.5)%	2,609	0.8%	(146.0)%
Net (loss) income	$(3,705)	(1.6)%	$6,554	2.1%	(156.5)%
Revenue
The following table sets forth a comparison of our revenue by mix for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$155,072	$233,202	$(78,130)	(33.5)%
Renewable energy revenue	81,317	77,471	3,846	5.0%
	$236,388	$310,673	$(74,285)	(23.9)%
Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 65.6% and 75.1% of total revenue in the first six months of 2013 and 2012, respectively. Total revenue decreased by $74.3 million, or 23.9%, in the first six months of 2013 compared to the first six months of 2012 due to lower energy efficiency revenue partially offset by an increase in renewable energy revenue.
Energy efficiency revenue. Energy efficiency revenue decreased by $78.1 million, or 33.5%, from the first six months of 2012 to the first six months of 2013. Energy efficiency revenue decreased in our U.S. federal, central U.S. region and other U.S. regions segments, reflecting the continued lagged effect of delays in converting awarded projects to signed contracts.
Renewable energy revenue. Renewable energy revenue increased by $3.8 million, or 5.0%, in the first six months of 2013 compared to the first six months of 2012. The decline in renewable energy revenue in the second quarter of 2013 described above was more than offset by the improvement in the first quarter of 2013 attributable to renewable energy projects for customers, O&M and small-scale infrastructure.
Revenue from customers outside the United States, principally Canada, was $31.1 million in the first six months of 2013, compared with $32.4 million in the same period of 2012.

Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$25,937	$43,189	$(17,252)	(39.9)%
Central U.S. Region	30,558	42,721	(12,163)	(28.5)%
Other U.S. Regions	76,822	115,748	(38,926)	(33.6)%
Canada	29,785	28,266	1,519	5.4%
All Other	73,286	80,749	(7,463)	(9.2)%
Total	$236,388	$310,673	$(74,285)	(23.9)%

•
Total revenue for the U.S. federal segment decreased from the first six months of 2012 to the first six months of 2013 by $17.3 million, or 39.9%, to $25.9 million primarily for the reasons described above for the second quarter of 2013.

•
Total revenue for the central U.S. region segment decreased from the first six months of 2012 to the first six months of 2013 by $12.2 million, or 28.5%, to $30.6 million primarily for the reasons described above for the second quarter of 2013 together with the effect of the timing of awarded conversion activity in 2012, which resulted in fewer newly signed contracts during the year to replace installation activity in the first quarter of 2013.

•
Total revenue for the other U.S. regions segment decreased from the first six months of 2012 to the first six months of 2013 by $38.9 million, or 33.6%, to $76.8 million primarily for the reasons described above for the second quarter of 2013.

•
Total revenue for the Canada segment increased from the first six months of 2012 to the first six months of 2013 by $1.5 million, or 5.4%, to $29.8 million primarily for the reasons described above for the second quarter of 2013, partially offset by the effects in the first quarter of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to signed contracts.

•
Total revenue not allocated to segments and presented as all other, decreased from the first six months of 2012 to the first six months of 2013 by $7.5 million, or 9.2%, to $73.3 million primarily for the reasons described above for the second quarter of 2013.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$155,072	$233,202	$(78,130)	(33.5)%
Renewable energy revenue	81,317	77,471	3,845	5.0%
	236,388	310,673	(74,285)	(23.9)%
Direct expenses:
Energy efficiency expenses	125,209	187,493	(62,284)	(33.2)%
Renewable energy expenses	66,278	62,799	3,479	5.5%
	191,487	250,292	(58,805)	(23.5)%
Gross profit:	$44,901	$60,381	$15,480	(25.6)%
Energy efficiency gross margin	19.3%	19.6%		(0.3)%
Renewable energy gross margin	18.5%	18.9%		(0.4)%
Gross profit %	19.0%	19.4%		(0.4)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 80.7% and 80.4% of corresponding revenue for the six months ended June 30, 2013 and 2012, respectively. Total direct expenses decreased by $58.8 million, or 23.5%, in the first six months of 2013 compared to the same period in 2012 consistent with the decline in revenue.
Energy efficiency. Energy efficiency gross margin decreased from 19.6% in the first six months of 2012 to 19.3% in the first six months of 2013 primarily due to a greater portion of lower margin projects within several regions, partially offset by margin improvement from project closeouts within our U.S. federal segment during the first quarter.
Renewable energy. Renewable energy gross margin decreased from 18.9% in the first six months of 2012 to 18.5% in the first six months of 2013 primarily due to additional project costs in excess of budget combined with lower revenue, partially offset by a project closeout in the first quarter.
Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	% of	2012	% of	$ change	% change
(in $’000s)	(a)	Revenue	(b)	Revenue	(a-b)	((a-b)/b)
Revenue	$236,388		$310,673
Operating expenses:
Salaries and benefits	$21,788	9.2%	$25,928	8.3%	$(4,140)	(16.0)%
Project development costs	9,320	3.9%	8,047	2.6%	1,273	15.8%
General, administrative and other	17,785	7.5%	14,723	4.7%	3,062	20.8%
	$48,893	20.7%	$48,698	15.6%	$195	0.4%
Salaries and benefits. Salaries and benefits decreased by $4.1 million, or 16.0%, from the first six months of 2012 to the first six months of 2013 primarily for the reasons described above for the second quarter of 2013.
Project development costs. Project development costs increased by $1.3 million, or 15.8%, from the first six months of 2012 to the first six months of 2013 primarily for the reasons described above for the second quarter of 2013.

General, administrative and other. General, administrative and other expenses increased by $3.1 million, or 20.8%, from the first six months of 2012 to the first six months of 2013 primarily for the reasons described above for the second quarter of 2013 above, together with acquisition expenses, including amortization of intangible assets, as well as higher professional fees and development costs in the first quarter.
Other Expenses, Net
The following table shows the activity in other expense, net from the first six months of 2012 compared to the first six months of 2013:

	Six Months Ended June 30,
(in $’000s)	2013	2012
		(Restated)
Unrealized (gain) loss from derivatives	$(1,253)	$120
Interest expense, net of interest income	1,834	2,129
Amortization of deferred financing costs	332	271
	$913	$2,520
Other expenses, net decreased by $1.6 million in the first six months of 2013 as compared to first six months of 2012 primarily for the reasons described above for the second quarter of 2013.
(Loss) Income Before Taxes
The following table sets forth a comparison of our (loss) income before taxes for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$(120)	$3,258	$(3,378)	(103.7)%
Central U.S. Region	1,358	4,497	(3,139)	(69.8)%
Other U.S. Regions	8,439	19,174	(10,735)	(56.0)%
Canada	(1,934)	(3,883)	1,949	(50.2)%
All Other	(12,648)	(13,883)	1,235	(8.9)%
Total	$(4,905)	$9,163	$(14,068)	(153.5)%
(Loss) income before taxes decreased from the first six months of 2012 to the first six months of 2013 by $14.1 million, or 153.5%, due primarily to the decrease in revenue described above combined with a decrease in operating leverage.
Business Segment Income Before Taxes

•
Loss before taxes for the U.S. federal segment decreased from the first six months of 2012 to the first six months of 2013 by $3.4 million, or 103.7%, to $(0.1) million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Income before taxes for the central U.S. region segment decreased from the first six months of 2012 to the first six months of 2013 by $3.1 million, or 69.8%, to $1.4 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Income before taxes for the other U.S. regions segment decreased from the first six months of 2012 to the first six months of 2013 by 56.0%, or $10.7 million, to $8.4 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Loss before taxes for the Canada segment improved from the first six months of 2012 to the first six months of 2013 by $1.9 million, or 50.2%, to $(1.9) million primarily due to increased revenue as described above.

•
The loss before taxes not allocated to segments and presented as all other, improved from the first six months of 2012 to the first six months of 2013 by $1.2 million, or 8.9%, to $(12.6) million primarily due to a decrease in overall expenses.

Provision for Income Taxes
The (benefit) provision for income taxes was $(1.2) million in the first six months of 2013, compared to $2.6 million in the first six months of 2012. The estimated annual effective tax rate applied in the first six months of 2013 was 24.5%, compared to 28.5% in the first six months of 2012, for the same reason described above for the second quarter of 2012. The principal reasons for the difference between the statutory rate and the estimated annual effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants that we own.
Net (Loss) Income
Net (loss) income decreased in the first six months of 2013 by $10.3 million, or 156.5% to a loss of $3.7 million compared to income of $6.6 million in the first six months of 2012 due to a decline in pre-tax income as explained above. Earnings per share in the first six months of 2013 was $(0.08) per basic share, representing a decrease of $0.23, or 153.3%, and $(0.08) per diluted share, representing a decrease of $0.22, or 157.1%.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through 2014 and thereafter.
Three Months Ended June 30, 2013 and 2012
Cash flows from operating activities. Operating activities provided $6.9 million of net cash during the three months ended June 30, 2013. During that period, we had a net loss of $1.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $3.5 million. Restricted cash draws (net of federal ESPC financing), accounts receivable including retainage, accounts payable, accrued expenses and other current liabilities, other liabilities and income taxes payable provided $18.5 million. These were offset by net decreases in prepaid expenses and other current assets, total billings and costs in excess of estimated earnings, project development costs, inventory and other assets, which used $13.4 million in cash.
Operating activities provided $6.3 million of net cash during the three months ended June 30, 2012. During that period, we had net income of $4.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $5.0 million. Restricted cash draws (net of federal ESPC financing), accounts payable, accrued expenses and other current liabilities, total billings and costs in excess of estimated earnings, and income taxes payable provided $18.4 million. These were offset by net decreases in accounts receivable including retainage, inventory, project development costs, prepaid expenses and other current assets, other assets, and other liabilities which used $21.9 million in cash.
Cash flows from investing activities. Cash used for investing activities during the three months ended June 30, 2013 totaled $26.5 million. Development of our renewable energy plants used $18.8 million. In addition, we invested $0.4 million in purchases of other property and equipment, and $7.5 million was used for the acquisition of ESP. These were partially offset by $0.3 million relating to grant awards received on project assets.
Cash used for investing activities during the three months ended June 30, 2012 totaled $10.8 million. Development of our renewable energy plants used $9.7 million; in addition, we invested $1.1 million in purchases of other property and equipment.
Cash flows from financing activities. Net cash provided by financing activities during the three months ended June 30, 2013 totaled $17.1 million. This was primarily due to draws on the revolving credit facility totaling $15.0 million and proceeds from long-term debt financing of $9.4 million. These were partially offset by payments on long-term debt of $2.9 million and investments in restricted cash of $4.6 million.
Net cash used by financing activities during the three months ended June 30, 2012 totaled $4.9 million. Most of this was due to investments in restricted cash of $3.4 million, payments of $1.4 million on the term loan portion of our senior secured credit facility and payments on long term debt of $1.3 million. These were partially offset by excess tax benefits from stock-based compensation arrangements and proceeds from exercises of options.

Six Months Ended June 30, 2013 and 2012
Cash flows from operating activities. Operating activities used $18.8 million of net cash during the six months ended June 30, 2013. During that period, we had a net loss of $3.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $8.5 million. Inventory, prepaid expenses and other current assets, project development costs, other assets, accounts payable, accrued expenses and other current liabilities, income taxes payable and other liabilities used $43.4 million in cash. Restricted cash draws (net of federal ESPC financing), accounts receivable including retainage, and total billings and costs in excess of estimated earnings provided $19.8 million.
Operating activities provided $39.5 million of net cash during the six months ended June 30, 2012. During that period, we had net income of $6.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $8.9 million. Accounts receivable including retainage, estimated earnings in excess of billings, other liabilities and income taxes payable provided $38.7 million. However, net decreases in restricted cash draws (net of Federal ESPC financing), inventory, prepaid expenses and other current assets, project development costs, other assets and accounts payable and accrued expenses used $14.7 million in cash.
Cash flows from investing activities. Cash used for investing activities during the six months ended June 30, 2013 totaled $40.9 million, and consisted of capital investments of $31.6 million related to the development of renewable energy plants, $1.5 million related to purchases of other property and equipment, and $9.3 million was used for the acquisitions of Ennovate and ESP. Offsetting these amounts were $1.6 million of Section 1603 grants received during the period.
Cash used for investing activities during the six months ended June 30, 2012 totaled $18.2 million, and consisted of capital investments of $19.7 million related to the development of renewable energy plants and $2.4 million related to purchases of other property and equipment. Offsetting these amounts were $3.8 million of Section 1603 grants and other rebates received during the period.
Cash flows from financing activities. Net cash provided by financing activities during the six months ended June 30, 2013 totaled $13.6 million. This was primarily due to draws on the revolving credit facility totaling $15.0 million, proceeds from long-term debt financing of $9.4 million, and proceeds from exercises of options of $1.2 million. These were partially offset by payments on long-term debt of $6.7 million and investments in restricted cash of $5.2 million.
Net cash used by financing activities during the six months ended June 30, 2012 totaled $18.6 million. This was due to payments of $7.9 million on the term loan portion of our renewed senior secured credit facility, settlement of the book overdraft of $7.3 million, investments in restricted cash of $4.8 million, and repayment of $2.1 million of long-term project debt. These were partially offset by excess tax benefits from stock-based compensation arrangements of $1.7 million and proceeds from exercises of options of $1.8 million.

Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2011, we amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At June 30, 2013, $28.6 million was outstanding under the term loan and $15.0 million was outstanding under the revolving credit facility. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA of $40.0 million on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own that were financed by others. In light of our results during the second half of 2012 and continuing into the first half of 2013, the minimum EBITDA covenant has been suspended for interim periods during 2013. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2013, we had outstanding $95.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028. One loan with an outstanding balance at June 30, 2013 totaling $4.6 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at June 30, 2013 of $46.9 million requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2012, we had outstanding $88.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $61.5 million and $93.0 million in principal amounts at June 30, 2013 and December 31, 2012, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2013 we were in compliance with all of our financial and operational covenants. We do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2013:

	Payments due by Period
		Less than	One to	Three to	More than
(in $’000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$15,000	$—	$15,000	$—	$—
Term Loan	28,571	5,714	22,857	—	—
Project Financing:
Construction and term loans	95,235	8,208	14,755	14,056	58,216
Federal ESPC receivable financing (1)	61,470	—	61,470	—	—
Interest obligations (2)	40,920	5,200	9,819	7,697	18,204
Operating leases	6,694	2,166	3,061	1,454	13
Total	$247,890	$21,288	$111,962	$23,207	$76,433

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2013 remains constant for the term of the facility.

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
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to us.
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
Interest Rate Risk
We had cash and cash equivalents totaling $17.6 million as of June 30, 2013 and $63.3 million as of December 31, 2012. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenue, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and beginning in June of 2013 in British pounds (“GBP”). Also, a significant number of employees are located in Canada and the United Kingdom (“U.K.”), and the companies transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the six months ended June 30, 2013, due to the strengthening of the U.S. dollar versus both the Canadian dollar and the GBP, our foreign currency translation resulted in a loss of $1.5 million which we recorded as a decrease in accumulated other comprehensive income. For the year ended December 31, 2012, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013, and discussed below.
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
During 2013, we have undertaken the following actions designed to contribute to remediating the material weaknesses identified above:

•	we hired three regional controllers to facilitate the internal flow of financial information and improve supervision of operations and other business activity;

•	we have conducted a more comprehensive risk assessment, as a result of which we implemented a number of new controls over financial reporting and accounting for revenue and inventory;

•	we have provided training to project managers regarding review of budgets and job cost details to more timely capture complete and accurate financial information;

•	we have conducted a control design effectiveness assessment and identified opportunities to improve the adequacy of supporting documentation for reconciliations; and

•	we have established a corporate controller and chief accounting officer role with increased oversight responsibility and operating authority, which we expect to fill in the third quarter of 2013.
During the remainder of 2013, we expect to undertake the following additional actions to remediate the material weaknesses identified above:

•	provide further education and training on accounting processes, policies, procedures and systems to business unit personnel;

•	hire additional accounting and tax personnel as appropriate;

•	perform operating effectiveness testing sufficiently in advance to afford adequate time for any further remediation implementation;

•	monitor the extent to which operating effectiveness testing improves accuracy and timeliness of financial reporting;

•	implement new and improved processes and controls over accounting for income taxes; and

•	increase the frequency of review and discussion of significant tax matters and supporting documentation with senior finance management.
The Audit Committee is monitoring management’s continuing development and implementation of its plan for undertaking the foregoing remedial measures. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2013, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.
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

AMERESCO, INC.
Date: August 9, 2013	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer
(duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1*
Amendment No. 3 to Second Amended and Restated Credit and Security Agreement dated April 22, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.2*
Amendment No. 4 to Second Amended and Restated Credit and Security Agreement dated June 24, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.3*	Sixth Amendment to Lease dated June 18, 2103 by and between 111 MPA LLC and Ameresco, Inc.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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