Form 10-Q
period 2013-09-30
Ameresco, Inc.
filed 2013-11-08
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 1, 2013
Class A Common Stock, $0.0001 par value per share	27,827,717
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,790,233	$63,347,645
Restricted cash	25,817,232	26,358,908
Accounts receivable, net	79,043,751	84,124,627
Accounts receivable retainage	24,895,807	23,197,784
Costs and estimated earnings in excess of billings	64,020,703	62,096,284
Inventory, net	9,408,046	9,502,289
Prepaid expenses and other current assets	10,108,304	9,600,619
Income tax receivable	5,951,233	5,385,242
Deferred income taxes	4,503,551	5,190,718
Project development costs	11,877,141	9,038,725
Total current assets	254,416,001	297,842,841
Federal ESPC receivable	27,616,681	91,854,808
Property and equipment, net	9,362,245	9,387,218
Project assets, net	227,100,403	207,274,982
Deferred financing fees, net	5,554,225	5,746,177
Goodwill	55,615,137	48,968,390
Intangible assets, net	10,236,744	9,742,878
Other assets	7,255,009	4,654,709
	342,740,444	377,629,162
	$597,156,445	$675,472,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,653,453	$12,452,678
Accounts payable	77,333,742	101,007,455
Accrued expenses and other current liabilities	11,847,160	13,157,024
Billings in excess of cost and estimated earnings	14,532,741	22,271,655
Total current liabilities	119,367,096	148,888,812
Long-term debt, less current portion	150,492,409	201,922,172
Deferred income taxes	22,677,085	24,888,229
Deferred grant income	7,736,754	7,590,730
Other liabilities	27,737,611	30,362,869
	$208,643,859	$264,764,000
Commitments and contingencies (Note 7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
	September 30,	December 31,
	2013	2012
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 32,527,901 shares issued and 27,694,617 outstanding at September 30, 2013, 32,019,982 shares issued and 27,186,698 outstanding at December 31, 2012	3,253	3,202
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	1,800	1,800
Additional paid-in capital	97,360,315	93,141,432
Retained earnings	178,010,011	177,169,717
Accumulated other comprehensive income	2,949,677	713,194
Non-controlling interest	3,005	(27,583)
Less - treasury stock, at cost, 4,833,284 shares	(9,182,571)	(9,182,571)
Total stockholders’ equity	269,145,490	261,819,191
	$597,156,445	$675,472,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Revenue:
Energy efficiency revenue	$108,872,457	$108,418,955
Renewable energy revenue	52,776,356	55,487,250
	161,648,813	163,906,205
Direct expenses:
Energy efficiency expenses	88,500,003	87,898,560
Renewable energy expenses	43,084,980	41,205,349
	131,584,983	129,103,909
Gross profit	30,063,830	34,802,296
Operating expenses:
Salaries and benefits	10,374,465	12,441,502
Project development costs	4,013,498	4,288,657
General, administrative and other	8,093,904	7,362,802
	22,481,867	24,092,961
Operating income	7,581,963	10,709,335
Other expenses, net (Note 9)	1,589,360	1,313,278
Income before provision for income taxes	5,992,603	9,396,057
Income tax provision	1,447,486	2,683,936
Net income	$4,545,117	$6,712,121
Net income per share attributable to common shareholders:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15
Weighted average common shares outstanding:
Basic	45,621,552	44,788,160
Diluted	46,605,360	46,247,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Revenue:
Energy efficiency revenue	$263,944,074	$341,620,742
Renewable energy revenue	134,092,956	132,958,737
	398,037,030	474,579,479
Direct expenses:
Energy efficiency expenses	213,708,750	275,391,607
Renewable energy expenses	109,363,003	104,003,905
	323,071,753	379,395,512
Gross profit	74,965,277	95,183,967
Operating expenses:
Salaries and benefits	32,162,357	38,369,446
Project development costs	13,333,880	12,335,875
General, administrative and other	25,878,594	22,085,897
	71,374,831	72,791,218
Operating income	3,590,446	22,392,749
Other expenses, net (Note 9)	2,502,405	3,833,761
Income before provision for income taxes	1,088,041	18,558,988
Income tax provision	247,747	5,292,453
Net income	$840,294	$13,266,535
Net income per share attributable to common shareholders:
Basic	$0.02	$0.30
Diluted	$0.02	$0.29
Weighted average common shares outstanding:
Basic	45,472,517	44,492,509
Diluted	46,390,468	46,010,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Net income	$4,545,117	$6,712,121
Other comprehensive income:
Unrealized gain (loss) from interest rate hedge, net of tax	89,714	(91,023)
Foreign currency translation adjustments	1,162,613	1,086,724
Total other comprehensive income	1,252,327	995,701
Comprehensive income	$5,797,444	$7,707,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Net income	$840,294	$13,266,535
Other comprehensive income:
Unrealized gain from interest rate hedge, net of tax	2,620,900	476,763
Foreign currency translation adjustments	(384,417)	957,808
Total other comprehensive income	2,236,483	1,434,571
Comprehensive income	$3,076,777	$14,701,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

												Accumulated
	Preferred						Additional					Other	Total
	Stock		Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		Non-controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income	Equity
Balance, December 31, 2012	—	$—	18,000,000	$1,800	32,019,982	$3,202	$93,141,432	$177,169,717	4,833,284	$(9,182,571)	$(27,583)	$713,194	$261,819,191
Exercise of stock options	—	—	—	—	507,919	51	1,675,995	—	—	—	—	—	1,676,046
Stock-based compensation expense, including excess tax benefits of $417,612	—	—	—	—	—	—	2,542,888	—	—	—	—	—	2,542,888
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	30,588	—	30,588
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(384,417)	(384,417)
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	—	—	2,620,900	2,620,900
Net income	—	—	—	—	—	—	—	840,294	—	—	—	—	840,294
Balance, September 30, 2013	—	$—	18,000,000	$1,800	32,527,901	$3,253	$97,360,315	$178,010,011	4,833,284	$(9,182,571)	$3,005	$2,949,677	$269,145,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from operating activities:
Net income	$4,545,117	$6,712,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of project assets	2,902,714	2,903,901
Depreciation of property and equipment	855,727	721,330
Amortization of deferred financing fees	518,251	95,667
Amortization of intangible assets	1,467,873	1,113,033
Provision for bad debts	137,227	6,024
Unrealized (gain) loss on interest rate swap	(124,980)	59,061
Gain on sale of asset	(631,917)	—
Stock-based compensation expense	789,416	853,866
Deferred income taxes	(682,904)	(951,974)
Excess tax benefits from stock-based compensation arrangements	(120,601)	(723,710)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	11,013,725	5,688,561
Accounts receivable	(2,106,271)	(5,633,607)
Accounts receivable retainage	(37,866)	3,150,711
Federal ESPC receivable	(10,533,232)	(2,569,522)
Inventory	2,800,877	2,052,646
Costs and estimated earnings in excess of billings	(11,352,008)	(5,950,854)
Prepaid expenses and other current assets	931,682	2,564,642
Project development costs	(412,795)	(1,078,080)
Other assets	(1,839,224)	312,248
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	10,831,805	(2,942,065)
Billings in excess of cost and estimated earnings	(7,075,163)	(7,286,785)
Other liabilities	1,882,477	2,826,363
Income taxes payable	(52,156)	1,155,924
Net cash provided by operating activities	3,707,774	3,079,501
Cash flows from investing activities:
Purchases of property and equipment	(790,427)	(1,715,410)
Purchases of project assets	(4,136,438)	(11,604,966)
Grant awards received on project assets	—	395,007
Proceeds from sales of assets	3,504,000	—
Acquisition, net of cash received	(599,375)	(3,677,393)
Net cash used in investing activities	$(2,022,240)	$(16,602,762)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$120,601	$723,710
Payments of financing fees	—	(164,753)
Proceeds from exercises of options	426,294	1,216,985
Proceeds from senior secured credit facility	3,000,000	12,017,429
Non-controlling interest	(10,042)	—
Restricted cash	(2,349,555)	(1,454,199)
Payments on long-term debt	(1,643,787)	(1,245,455)
Net cash (used in) provided by financing activities	(456,489)	11,093,717
Effect of exchange rate changes on cash	(68,775)	(303,643)
Net increase (decrease) in cash and cash equivalents	1,160,270	(2,733,187)
Cash and cash equivalents, beginning of period	17,629,963	28,909,987
Cash and cash equivalents, end of period	$18,790,233	$26,176,800
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,058,223	$2,073,848
Income taxes	$2,449,775	$753,889
Acquisition, net of cash received:
Accounts receivable	$—	$320,997
Inventory	660,050
Prepaid expenses and other current assets	—	107,715
Property and equipment	—	43,115
Goodwill	—	2,291,163
Intangible assets	—	1,712,021
Other assets	—	100
Accounts payable and accrued expenses	(60,675)	(605,869)
Billings in excess of cost and estimated earnings	—	(160,939)
Other liabilities	—	(30,910)
	$599,375	$3,677,393
Noncash ESPC receivable financing	$43,816,695	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from operating activities:
Net income	$840,294	$13,266,535
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation of project assets	9,781,865	8,359,908
Depreciation of property and equipment	2,465,981	2,002,804
Amortization of deferred financing fees	850,713	367,145
Amortization of intangible assets	3,256,948	4,084,055
Provision for bad debts	508,535	83,767
Unrealized (gain) loss on interest rate swap	(1,378,039)	178,813
Gain on sale of asset	(631,917)	(800,000)
Stock-based compensation expense	2,125,276	2,527,926
Deferred income taxes	(3,553,593)	(1,458,605)
Excess tax benefits from stock-based compensation arrangements	(417,612)	(2,375,223)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash draws	29,018,663	29,841,218
Accounts receivable	4,749,408	6,936,036
Accounts receivable retainage	(1,610,440)	5,230,093
Federal ESPC receivable	(24,317,877)	(28,345,258)
Inventory	754,293	1,542,422
Costs and estimated earnings in excess of billings	(1,420,819)	6,246,532
Prepaid expenses and other current assets	(594,650)	885,482
Project development costs	(2,843,145)	(2,234,165)
Other assets	(2,597,959)	(629,034)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(25,354,177)	(11,702,805)
Billings in excess of cost and estimated earnings	(6,703,710)	957,105
Other liabilities	2,376,895	3,351,544
Income taxes payable	(417,194)	4,239,382
Net cash (used in) provided by operating activities	(15,112,261)	42,555,677
Cash flows from investing activities:
Purchases of property and equipment	(2,331,004)	(4,096,980)
Purchases of project assets	(35,755,383)	(31,303,607)
Grant awards and rebates received on project assets	1,580,219	4,233,773
Proceeds from sales of assets	3,510,500	—
Acquisitions, net of cash received	(9,944,976)	(3,677,393)
Net cash used in investing activities	$(42,940,644)	$(34,844,207)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$417,612	$2,375,223
Book overdraft	—	(7,297,122)
Payments of financing fees	(504,985)	(185,078)
Proceeds from exercises of options	1,676,046	3,016,256
Proceeds from senior secured credit facility	18,000,000	4,160,287
Proceeds from long-term debt financing	9,434,434	—
Non-controlling interest	30,588	7,700
Restricted cash	(7,547,832)	(6,252,306)
Payments on long-term debt	(8,384,516)	(3,380,412)
Net cash provided by (used in) financing activities	13,121,347	(7,555,452)
Effect of exchange rate changes on cash	374,146	(256,584)
Net decrease in cash and cash equivalents	(44,557,412)	(100,566)
Cash and cash equivalents, beginning of year	63,347,645	26,277,366
Cash and cash equivalents, end of period	$18,790,233	$26,176,800
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,880,816	$4,100,251
Income taxes	$3,350,455	$1,260,810
Acquisitions, net of cash received:
Accounts receivable	$558,621	$320,997
Accounts receivable retainage	248,072	—
Costs and estimated earnings in excess of billings	657,595	—
Inventory	660,050	—
Prepaid expenses and other current assets	1,710	107,715
Property and equipment	137,952	43,115
Goodwill	6,010,177	2,291,163
Intangible assets	3,697,509	1,712,021
Other assets	—	100
Accounts payable and accrued expenses	(1,029,214)	(605,869)
Billings in excess of cost and estimated earnings	(30,431)	(160,939)
Income taxes payable	(256,938)	—
Deferred tax liabilities	(710,127)	—
Other liabilities	—	(30,910)
	$9,944,976	$3,677,393
Noncash ESPC receivable financing	$88,556,004	$—
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
The condensed consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, include the accounts of Ameresco Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013 (the “2012 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table sets forth selected restated unaudited condensed consolidated statement of income data for the quarter and year-to-date periods ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Reported	Restatement	As Restated	As Reported	Restatement	As Restated
Total revenue	$163,906,205	$—	$163,906,205	$474,579,479	$—	$474,579,479
Direct expenses	129,103,909	—	129,103,909	379,395,512	—	379,395,512
Operating expenses	24,092,961	—	24,092,961	72,791,218	—	72,791,218
Total expenses	153,196,870	—	153,196,870	452,186,730	—	452,186,730
Operating income	10,709,335	—	10,709,335	22,392,749	—	22,392,749
Other expenses, net	1,254,217	59,061	1,313,278	3,654,948	178,813	3,833,761
Income before provision for income taxes	9,455,118	(59,061)	9,396,057	18,737,801	(178,813)	18,558,988
Income tax provision	2,683,936	—	2,683,936	5,292,453	—	5,292,453
Net income	$6,771,182	$(59,061)	$6,712,121	$13,445,348	$(178,813)	$13,266,535
Net income per share attributable to common shareholders:
Basic	$0.15	$—	$0.15	$0.30	$—	$0.30
Diluted	$0.15	$—	$0.15	$0.29	$—	$0.29
Weighted average common shares outstanding:
Basic	44,788,160	44,788,160	44,788,160	44,492,509	44,492,509	44,492,509
Diluted	46,247,239	46,247,239	46,247,239	46,010,138	46,010,138	46,010,138

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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ameresco, Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income account within stockholders’ equity.
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Changes in the allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012
Allowance for doubtful accounts, beginning of period	$1,174,458	$1,135,391
Charges to costs and expenses	508,535	83,767
Account write-offs and other	(63,476)	(124,634)
Allowance for doubtful accounts, end of period	$1,619,517	$1,094,524
At September 30, 2013 and December 31, 2012, no one customer accounted for more than 10% of the Company’s total accounts receivable.
During the three and nine months ended September 30, 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenue.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended September 30, 2013 and 2012 was $595,611 and $252,879, respectively. The amount of interest capitalized for the nine months ended September 30, 2013 and 2012 was $1,311,005 and $687,305, respectively.
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
The Company received $1,580,219 in Section 1603 grants during the nine months ended September 30, 2013, and $395,007 and $2,946,773 in Section 1603 grants during the three and nine months ended September 30, 2012, respectively. No grant awards were received during the three months ended September 30, 2013.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,736,754 and $7,590,730 recorded in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying condensed consolidated statements of cash flows. No rebates were received during the nine months ended September 30, 2013. The Company received a rebate of $1,287,000 during the nine months ended September 30, 2012.

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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income. As of September 30, 2013 and December 31, 2012, the Company had no AROs.
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
At September 30, 2013 and December 31, 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the nine months ended September 30, 2013 or during the year ended December 31, 2012.
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
The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2013, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $2,613,138. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
In October 2012, the Company entered into two eight-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $16,750,000 variable rate note at a fixed interest rate of 1.71%. This notional amount increased to $42,247,327 on September 30, 2013 and expires in March 2020.
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
Following its entry into new interest rate swaps during the fourth quarter of 2012, the Company conducted a review of its portfolio of eight swaps. As a result of that review, the Company determined that the March 2010 interest rate swap does not qualify for hedge accounting because the Company inappropriately applied the “short cut” method to evaluate this swap for hedge accounting purposes from the date of inception. Accordingly, the change in the fair value of this interest rate swap derivative is required to be recognized as a component of earnings for the periods commencing in March 2010. The accounting error has no effect on cash flows from operating, investing or financing activities or on the Company’s debt covenant calculations. The unrealized gain or loss associated with the changes in fair value of this interest rate swap derivative is recorded as other expenses, net in the condensed consolidated statements of income. See also Restatement above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Basic and diluted net income	$4,545,117	$6,712,121	$840,294	$13,266,535
Basic weighted-average shares outstanding	45,621,552	44,788,160	45,472,517	44,492,509
Effect of dilutive securities:
Preferred stock	—	—	—	—
Stock options	983,808	1,459,079	917,951	1,517,629
Diluted weighted-average shares outstanding	46,605,360	46,247,239	46,390,468	46,010,138
For the three and nine months ended September 30, 2013, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares as the effect would be anti-dilutive was 1,813,431 and 1,837,791, respectively. For the three and nine months ended September 30, 2012, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares as the effect would be anti-dilutive was 691,688.
Business Segments
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs and general, administrative and other — not specifically allocated to the segments. For the three months ended September 30, 2013 and 2012, unallocated corporate expenses were $10,429,443 and $11,244,873, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2013 and 2012, was $3,353,990 and $6,311,328, respectively. For the nine months ended September 30, 2013 and 2012, unallocated corporate expenses were $33,740,196 and $33,899,622, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2013 and 2012, was $14,017,019 and $15,082,850, respectively. See Note 12 for additional disclosures.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In June 2013, the Company acquired ESP, comprising two energy management consulting companies and located in Castleford, United Kingdom. The Company made an initial cash payment of $8,829,213 to acquire all of the outstanding stock

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

4. GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill balances included in total assets by segment. There were two acquisitions during the nine months ended September 30, 2013. Goodwill consisted of the following at September 30, 2013 and December 31, 2012:

	December 31, 2012	Acquisitions	Foreign Currency Translation and Other Adjustments	September 30, 2013
U.S. Federal	$3,374,967	$—	$—	$3,374,967
Central U.S. Region	1,972,415	921,128	—	2,893,543
Other U.S. Regions	21,736,140	—	—	21,736,140
Canada	3,827,112	—	429,958	4,257,070
All Other	18,057,756	5,089,049	206,612	23,353,417
Total	$48,968,390	$6,010,177	$636,570	$55,615,137
Customer contracts are amortized ratably over the period of the acquired customer contracts (ranging in periods from approximately one to five years). All other intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset. The following table presents intangible asset balances included in total assets by segment. There were two acquisitions during the nine months ended September 30, 2013. Intangible assets, net, consisted of the following as of September 30, 2013 and December 31, 2012:

	December 31, 2012	Acquisitions	2013 Amortization	Foreign Currency Translation	September 30, 2013
Central U.S. Region:
Customer contracts	$—	$62,000	$(46,546)	$—	$15,454
Customer relationships	—	288,000	(57,897)	—	230,103
Non-compete agreements	—	260,000	(96,265)	—	163,735
Other U.S. Regions:
Customer relationships	2,138,969	—	(740,962)	—	1,398,007
Non-compete agreements	843,235	—	(319,753)	—	523,482
Technology	148,662	—	(38,052)	—	110,610
Canada:
Customer contracts	634,389	—	(150,505)	(24,274)	459,610
Customer relationships	305,477	—	(32,901)	(5,306)	267,270
Non-compete agreements	211,144	—	(83,947)	(13,538)	113,659
Technology	590,366	—	(110,031)	(17,745)	462,590
Trade names	70,189	—	(7,691)	(1,240)	61,258
All Other:
Customer contracts	1,308,710	1,245,891	(755,994)	46,570	1,845,177
Customer relationships	1,916,334	1,420,099	(318,476)	53,082	3,071,039
Non-compete agreements	385,916	421,519	(145,966)	15,756	677,225
Technology	933,768	—	(266,525)	—	667,243
Trade names	255,719	—	(85,437)	—	170,282
Total	$9,742,878	$3,697,509	$(3,256,948)	$53,305	$10,236,744
Amortization expense for the three months ended September 30, 2013 and 2012 related to customer contracts was $499,112 and $400,084, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of income. Amortization expense for the nine months ended September 30, 2013 and 2012 related to customer contracts was

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

$953,045 and $2,033,797, respectively, and is included in energy efficiency expenses in the condensed consolidated statements of income. Amortization expense for the three months ended September 30, 2013 and 2012 related to customer relationships, non-compete agreements, technology and trade names was $968,761 and $712,949, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of income. Amortization expense for the nine months ended September 30, 2013 and 2012 related to customer relationships, non-compete agreements, technology and trade names was $2,303,903 and $2,050,258, respectively, and is included in general, administrative and other expenses in the condensed consolidated statements of income.
5. INCOME TAXES
The provision for income taxes was $1,447,486 and $2,683,936, for the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes was $247,747 and $5,292,453, for the nine months ended September 30, 2013 and 2012, respectively. The estimated 2013 effective tax rate changed to 24.2% for the three months ended September 30, 2013 from a 28.6% estimated annual effective tax rate for the three months ended September 30, 2012. The estimated 2013 effective tax rate changed to 22.8% for the nine months ended September 30, 2013 from a 28.5% estimated annual effective tax rate for the nine months ended September 30, 2012.
At September 30, 2013 and December 31, 2012, the Company had approximately $4,900,000 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of September 30, 2013 and December 31, 2012, approximately $3,400,000 (net of the federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), which became effective upon the closing of the Company’s initial public offering, was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of September 30, 2013, the Company had granted options to purchase 1,527,504 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company will grant no further stock options or restricted stock awards under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At September 30, 2013, 8,566,927 shares were available for grant under the 2010 Plan. The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	4,778,143	$6.794
Granted	563,360	9.036
Exercised	(507,919)	3.300
Forfeited	(100,206)	11.810
Outstanding at September 30, 2013	4,733,378	$7.329
Options exercisable at September 30, 2013	3,193,796	$5.847
Expected to vest at September 30, 2013	1,520,676	$10.420
Options exercisable at December 31, 2012	3,309,722	$4.986
The weighted-average remaining contractual life of all options expected to vest at September 30, 2013 was 8.49 years. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $2,855,548.

The following table summarizes information about stock options outstanding at September 30, 2013:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$1.875	100,000	0.04	$1.875	100,000	$1.875
2000 Plan	2.750	391,731	0.75	2.750	391,731	2.750
2000 Plan	3.000	13,600	1.32	3.000	13,600	3.000
2000 Plan	3.250	583,144	2.44	3.250	583,144	3.250
2000 Plan	3.410	446,562	3.30	3.410	446,562	3.410
2000 Plan	4.220	214,050	3.92	4.220	214,050	4.220
2000 Plan	6.055	966,500	5.75	6.055	796,100	6.055
2010 Plan	7.150	30,000	9.56	7.150	—	7.150
2010 Plan	8.390	50,000	9.66	8.390	—	8.390
2010 Plan	8.480	100,000	9.94	8.480	—	8.480
2010 Plan	8.860	24,360	9.69	8.860	—	8.860
2010 Plan	9.450	359,000	9.81	9.450	—	9.450
2010 Plan	10.750	50,000	8.67	10.750	10,000	10.750
2010 Plan	10.950	140,000	7.96	10.950	72,000	10.950
2010 Plan	11.630	155,093	8.71	11.630	31,009	11.630
2010 Plan	11.980	449,650	8.57	11.980	89,930	11.980
2000 Plan	13.045	571,000	6.57	13.045	410,200	13.045
2010 Plan	14.810	60,000	7.65	14.810	24,000	14.810
2010 Plan	16.290	28,688	7.32	16.290	11,470	16.290
		4,733,378			3,193,796
During the nine months ended September 30, 2013, a total of 507,919 shares were issued upon the exercise of options under the 2000 Plan at an average price of $3.300 per share. Cash received from option exercises under all stock-based payment arrangements for the nine months ended September 30, 2013 and 2012 was $1,676,046 and $3,016,256, respectively.
Under the 2000 Plan and the 2010 Plan, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting on the first anniversary of the grant date and five percent vesting every three months thereafter. During 2011, the Company began awarding options generally providing for

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. From time to time, the Company awards options providing for vesting over three years, with one-third vesting on each of the first three anniversaries of the grant date. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination or they are forfeited.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2013 and 2012:

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
Future dividends	$ -	$ -
Risk-free interest rate	1.03%-2.18%	0.82%-1.25%
Expected volatility	34%-38%	32%
Expected life	6.0-6.5 years	6.5 years
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
For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $789,416 and $853,866, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $2,125,276 and $2,527,926, respectively, in connection with stock-based payment awards. The compensation expense is allocated between direct expenses, salaries and benefits and project development costs in the accompanying condensed consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of September 30, 2013, there was $6,612,695 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.93 years.
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping and countervailing duty investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published anti-

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

dumping duty of 249.96%, in the case of the Company, and increased its countervailing duty from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. Under Commerce’s determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the date each preliminary decision was published to February 25, 2012 and December 21, 2011, respectively. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. Since early 2012, the Company has been importing solar modules containing PRC cells, though it ceased doing so in July 2012 in response to these duties. The Company is monitoring and evaluating its alternatives for obtaining a separate and reduced anti-dumping duty rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, the Company may be liable for combined duties of up to approximately $3.3 million.
The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.
Commitments as a Result of Acquisitions
Related to the Company’s acquisition of FAME in the third quarter of 2012 (see Note 3), the former stockholders of FAME, who are now employees of the Company, may be entitled to receive up to an estimated $865,000 in additional consideration if FAME meets certain financial performance milestones. As of September 30, 2013 the Company had not recorded any accrual based on the valuation of the current commitment.
Related to the Company’s acquisition of Applied Energy Group, Inc., (“AEG”) in the third quarter of 2011, the former stockholders of AEG, who are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. As of September 30, 2013 the Company had recorded $1,075,112 as a liability for the valuation of the current estimate.
8. GEOGRAPHIC INFORMATION
The Company attributes revenue to customers based on the location of the customer. The composition of the Company’s long-lived assets at September 30, 2013 and December 31, 2012 and revenues from sales to unaffiliated customers for the three and nine months ended September 30, 2013 and 2012 between those in the United States and those in other locations, is as follows:

	September 30,	December 31,
	2013	2012
Long-lived assets:
United States	$218,445,196	$198,485,075
Canada	17,927,670	18,143,844
Other	89,782	33,281
	$236,462,648	$216,662,200

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$139,999,757	$146,197,073	$345,311,411	$424,454,798
Canada	20,059,253	16,141,540	49,844,725	44,433,346
Other	1,589,803	1,567,592	2,880,894	5,691,335
	$161,648,813	$163,906,205	$398,037,030	$474,579,479

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

9. OTHER EXPENSES, NET
Other expenses, net, consisted of the following items for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Unrealized (gain) loss from derivatives	$(124,980)	59,061	$(1,378,039)	$178,813
Interest expense, net of interest income	1,196,089	1,158,550	$3,029,731	$3,287,803
Amortization of deferred financing fees	518,251	95,667	850,713	367,145
	$1,589,360	$1,313,278	$2,502,405	$3,833,761
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value as of
		September 30,	December 31,
	Level	2013	2012
Assets:
Interest rate swap instruments	2	$903,415	$—
Liabilities:
Interest rate swap instruments	2	4,865,116	$8,214,582
Contingent consideration	3	1,147,408	1,147,408
Total liabilities		$6,012,524	$9,361,990
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three month period ended September 30, 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of September 30, 2013		As of December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$60,933,277	$63,546,415	$66,817,614	$70,539,703
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the nine months ended September 30, 2013. The Company recorded an impairment charge on goodwill of $1,016,325 for the year ended December 31, 2012.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At September 30, 2013 and December 31, 2012, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$903,415	Other assets	$—
Interest rate swap contracts	Other liabilities	$4,865,116	Other liabilities	$5,590,519
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$2,624,063
All but one derivative were designated as hedging instruments for the year ended December 31, 2012 (see Note 2).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the effects of the Company’s derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income for the Three Months Ended September 30,		Amount of (Gain) Loss Recognized in Income for the Nine Months Ended September 30,
		2013	2012	2013	2012
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(124,980)	$—	$(1,111,625)	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$59,061	$(266,414)	$178,813

	For the Nine Months Ended September 30, 2013
	Gain Recognized in Accumulated Other Comprehensive Income	Interest Expense Reclassified from Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$2,620,900	$1,538,930

12. BUSINESS SEGMENT INFORMATION
The Company reports four segments: U.S. federal, central U.S. region, other U.S. regions and Canada. Each segment provides customers with energy efficiency and renewable energy solutions. The other U.S. regions segment is an aggregation of four regions: northeast U.S., southeast U.S., southwest U.S. and northwest U.S. These regions have similar economic characteristics — in particular, expected and actual gross profit margins. In addition, they sell products and services of a similar nature, serve similar types of customers and use similar methods to distribute their products and services. Accordingly, these four regions meet the aggregation criteria set forth in ASC 280, Segment Reporting. The “all other” category includes activities, such as certain O&M and sales of renewable energy and certain other renewable energy products, that are managed centrally at the Company’s corporate headquarters. It also includes all amortization of intangible assets and all corporate operating expenses — salaries and benefits, project development costs, and general, administrative and other — not specifically allocated to the segments. The Company does not allocate any indirect expenses to the segments. For the three months ended September 30, 2013 and 2012, unallocated corporate expenses were $10,429,443 and $11,244,873, respectively. Income before taxes and unallocated corporate expenses for all other for the three months ended September 30, 2013 and 2012 was $3,353,990 and $6,311,328, respectively. For the nine months ended September 30, 2013 and 2012, unallocated corporate expenses were $33,740,196 and $33,899,622, respectively. Income before taxes and unallocated corporate expenses for all other for the nine months ended September 30, 2013 and 2012 was $14,017,019 and $15,082,850, respectively. The accounting policies are the same as those described in the summary of significant accounting policies (see Note 2).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company’s business segments had the following operational results for the three months ended September 30, 2013 and 2012:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2013

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$19,259,566	$23,735,134	$60,673,050	$20,059,253	$37,921,810	$161,648,813
Interest income	$—	$—	$—	$8,657	$595	$9,252
Interest expense	$—	$—	$—	$335,326	$870,015	$1,205,341
Depreciation and amortization of intangible assets	$117,480	$161,300	$—	$198,981	$4,748,553	$5,226,314
Income (loss) before taxes	$1,970,868	$2,320,240	$8,904,325	$(127,377)	$(7,075,453)	$5,992,603
Total assets	$41,593,748	$19,921,894	$269,954,505	$52,726,154	$212,960,144	$597,156,445
Capital expenditures	$31,956	$—	$424,235	$831,617	$3,639,057	$4,926,865
Ameresco, Inc. and Subsidiaries
Segment Reporting
Three Months Ending September 30, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$16,193,420	$23,954,729	$67,335,319	$16,141,540	$40,281,197	$163,906,205
Interest income	$—	$—	$—	$—	$4,392	$4,392
Interest expense	$—	$—	$—	$264,254	$898,689	$1,162,943
Depreciation and amortization of intangible assets	$85,664	$4,955	$—	$149,753	$4,497,892	$4,738,264
Income (loss) before taxes	$2,319,011	$2,822,955	$9,040,364	$147,273	$(4,933,546)	$9,396,057
Total assets	$157,420,358	$21,676,637	$278,036,272	$69,962,338	$154,603,893	$681,699,498
Capital expenditures	$244,672	$—	$1,455,735	$1,281,673	$9,943,289	$12,925,369
The Company’s business segments had the following operational results for the nine months ended September 30, 2013 and 2012:
Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2013

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
Total revenue	$45,196,541	$54,293,581	$137,494,639	$49,844,725	$111,207,544	$398,037,030
Interest income	$—	$—	$—	$34,232	$166,512	$200,744
Interest expense	$—	$—	$—	$1,007,753	$2,222,722	$3,230,475
Depreciation and amortization of intangible assets	$340,436	$176,319	$—	$584,612	$14,403,427	$15,504,794
Income (loss) before taxes	$1,851,276	$3,677,780	$17,343,529	$(2,061,367)	$(19,723,177)	$1,088,041
Total assets	$41,593,748	$19,921,894	$269,954,505	$52,726,154	$212,960,144	$597,156,445
Capital expenditures	$398,757	$72,297	$1,246,105	$1,218,312	$33,570,696	$36,506,167

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Ameresco, Inc. and Subsidiaries
Segment Reporting
Nine Months Ending September 30, 2012

	U.S. Federal	Central U.S. Region	Other U.S. Regions	Canada	All Other	Total
					(Restated)	(Restated)
Total revenue	$59,382,736	$66,675,906	$183,083,818	$44,407,228	$121,029,791	$474,579,479
Interest income	$—	$—	$—	$2,754	$10,715	$13,469
Interest expense	$—	$—	$—	$503,979	$2,797,294	$3,301,273
Depreciation and amortization of intangible assets	$220,721	$14,996	$—	$350,534	$13,860,516	$14,446,767
Income (loss) before taxes	$5,577,321	$7,319,844	$28,213,926	$(3,735,331)	$(18,816,772)	$18,558,988
Total assets	$157,420,358	$21,676,637	$278,036,272	$69,962,338	$154,603,893	$681,699,498
Capital expenditures	$945,626	$—	$2,654,946	$3,587,951	$23,978,291	$31,166,814

13. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and Solar PV projects. The credit and guaranty agreement provides for a $47,234,434 construction-to-term loan credit facility and bears interest at a variable rate. At December 31, 2012, $37,800,000 was drawn under the construction loans. During 2013, the Company drew an additional $9,434,434 under construction loans. In May 2013, the Company converted a portion of the construction loans into a term loan in accordance with the loan agreement. At September 30, 2013, $28,802,118 was outstanding under construction loans and $17,988,006 was outstanding under the term loan. The weighted average rate for these loans at September 30, 2013 was 3.28%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2013, $28,571,427 was outstanding under the term loan and $18,000,000 was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,428,571 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. At September 30, 2013 the Company was in compliance with all financial covenants.
14. SUBSEQUENT EVENTS
On November 6, 2013, the Company amended the senior credit facility to reduce the trailing four quarters minimum required EBITDA amount to $30.0 million from $40.0 million.

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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Historically, our sales cycle typically has averaged 12 to 36 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Historically, awarded projects typically have taken 6 to 12 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Further, at times in the past we have experienced periods during which the portion of the sales cycle for converting awarded project to signed contracts has lengthened. Recently, we have been experiencing an unusually sustained lengthening of conversion times. The weighted average conversion time of an awarded project to a signed contract for contracts signed during the third quarter of 2013 was 18 months. Continued U.S. federal fiscal uncertainty not only has contributed to a lengthening of our sales cycle for U.S. federal projects, but also has adversely affected both municipal and commercial customers across most geographic regions. We have observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we have observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which has resulted in a lengthening of the sales cycle. We expect this trend to continue in 2013. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenue generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenue from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenue” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
As of September 30, 2013, we had backlog of approximately $366 million in expected future revenue under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenue of an additional $1.042 billion. As of September 30, 2012, we had fully-contracted backlog of approximately $318 million in expected future revenue under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenue of an additional $1.143 billion.
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
While in any particular quarter a single customer may account for more than ten percent of revenue, for the three and nine months ended September 30, 2013 and 2012, no one customer accounted for more than ten percent of our total revenue.
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
As a result of several of our acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a direct expense for energy efficiency. For the three months ended September 30, 2013 and 2012, we recorded amortization expense of $0.5 million and $0.4 million, respectively, related to customer contracts. For the nine months ended September 30, 2013 and 2012, we recorded amortization expense of $1.0 million and $2.0 million, respectively, related to customer contracts.

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
General, administrative and other expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the three months ended September 30, 2013 and 2012, we recorded amortization expense of $1.0 million and $0.7 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. For the nine months ended September 30, 2013 and 2012, we recorded amortization expense of $2.3 million and $2.1 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in general, administrative and other expenses in the condensed consolidated statements of income.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended September 30, 2013 and 2012 was $0.6 million and $0.3 million, respectively. The amount of interest capitalized for the nine months ended September 30, 2013 and 2012 was $1.3 million and $0.7 million, respectively.

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

•
In October 2012, and in connection with a construction and term loan, we entered into two eight-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps have an initial notional amount of $16.8 million, which increased to $42.2 million on September 30, 2013, at a fixed rate of 1.71%, and expires in March 2020.

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
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other income (expense) in our condensed consolidated statements of income at fair value, and in the condensed consolidated statements of comprehensive income thereafter. Cash flows from these derivative instruments are reported as operating activities on the condensed consolidated statements of cash flows.
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
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income.
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

Results of Operations
Three Months Ended September 30, 2013 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	% of	2012	% of	% change
			(Restated)
(in $’000s)	(a)	Revenue	(b)	Revenue	((a-b)/b)
Revenue:
Energy efficiency revenue	$108,872	67.4%	$108,419	66.1%	0.4%
Renewable energy revenue	52,776	32.6%	55,487	33.9%	(4.9)%
	161,648	100.0%	163,906	100.0%	(1.4)%
Direct expenses:
Energy efficiency expenses	88,500		87,899		0.7%
Renewable energy expenses	43,085		41,205		4.6%
	131,585	81.4%	129,104	78.8%	1.9%
Gross profit	30,063	18.6%	34,802	21.2%	(13.6)%
Total operating expenses	22,482	13.9%	24,093	14.7%	(6.7)%
Operating income	7,581	4.7%	10,709	6.5%	(29.2)%
Other expenses, net	1,589	1.0%	1,313	0.8%	21.0%
Income before provision for income taxes	5,992	3.7%	9,396	5.7%	(36.2)%
Income tax provision	1,447	0.9%	2,684	1.6%	(46.1)%
Net income	$4,545	2.8%	$6,712	4.1%	(32.3)%
Revenue
The following table sets forth a comparison of our revenue by mix for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$108,872	$108,419	$453	0.4%
Renewable energy revenue	52,776	55,487	(2,711)	(4.9)%
	$161,648	$163,906	$(2,258)	(1.4)%
Total revenue.  We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 67.4% and 66.1% of total revenue for the third quarter of 2013 and 2012, respectively. Total revenue was down for the third quarter of 2013 compared to the third quarter of 2012 primarily due to decrease in renewable revenue as a result of certain large projects that began construction during 2012 and are nearing completion in 2013.
Energy efficiency revenue. Energy efficiency revenue increased slightly by $0.5 million, or 0.4%, in the third quarter of 2013 compared to the third quarter of 2012.
Renewable energy revenue. Renewable energy revenue decreased by 4.9%, or $2.7 million, in the third quarter of 2013 compared to the third quarter of 2012 primarily as a result of certain large projects that began construction during 2012 and are nearing completion in 2013.

Revenue from customers outside the United States, principally Canada, was $21.6 million in the third quarter of 2013, compared with $17.7 million in the third quarter of 2012.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$19,260	$16,193	$3,067	18.9%
Central U.S. Region	23,735	23,955	(220)	(0.9)%
Other U.S. Regions	60,673	67,335	(6,662)	(9.9)%
Canada	20,059	16,142	3,917	24.3%
All Other	37,921	40,281	(2,360)	(5.9)%
Total	$161,648	$163,906	$(2,258)	(1.4)%

•
Total revenue for the U.S. federal segment increased from the third quarter of 2012 to the third quarter of 2013 by $3.1 million, or 18.9%, to $19.3 million primarily due to a few new projects beginning in 2013.

•	Total revenue for the central U.S. region segment remained flat from the third quarter of 2012 to the third quarter of 2013, decreasing slightly by $0.2 million, or 0.9%, to $23.7 million.

•
Total revenue for the other U.S. regions segment decreased from the third quarter of 2012 to the third quarter of 2013 by $6.7 million, or 9.9%, to $60.7 million, due to declines in energy efficiency projects as well as renewable energy projects.

•
Total revenue for the Canada segment increased from the third quarter of 2012 to the third quarter of 2013 by $3.9 million, or 24.3%, to $20.1 million primarily due to implementation of a large project that entered construction in the first quarter of 2013.

•
Total revenue not allocated to segments and presented as all other decreased from the third quarter of 2012 to the third quarter of 2013 by $2.4 million, or 5.9%, to $37.9 million primarily due to decreases in renewable energy projects for customers.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$108,872	$108,419	$453	0.4%
Renewable energy revenue	52,776	55,487	(2,711)	(4.9)%
	161,648	163,906	(2,258)	(1.4)%
Direct expenses:
Energy efficiency expenses	88,500	87,899	601	0.7%
Renewable energy expenses	43,085	41,205	1,880	4.6%
	131,585	129,104	2,481	1.9%
Gross profit:	$30,063	$34,802	$(4,739)	(13.6)%
Energy efficiency gross margin	18.7%	18.9%		(0.2)%
Renewable energy gross margin	18.4%	25.7%		(7.3)%
Gross profit %	18.6%	21.2%		(2.6)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 81.3% and 81.1% of corresponding revenue for the three months ended September 30, 2013 and 2012, respectively. Total direct expenses increased by $2.5 million, or 1.9%, from the third quarter of 2012 to the third quarter of 2013, primarily due to an increase in renewable energy direct expenses.
Energy efficiency. Energy efficiency gross margin decreased slightly from 18.9% in the third quarter of 2012 to 18.7% in the third quarter of 2013.
Renewable energy. Renewable energy gross margin decreased from 25.7% in the third quarter of 2012 to 18.4% in the third quarter of 2013 primarily due to additional project costs in excess of budget combined with lower revenue.
Operating Expenses
The following table sets forth a comparison of our operating expenses as a percentage of revenue for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	% of	2012	% of	$ change	% change
(in $’000s)	(a)	Revenue	(b)	Revenue	(a-b)	((a-b)/b)
Revenue	$161,648		$163,906
Operating expenses:
Salaries and benefits	$10,374	6.4%	$12,442	7.6%	$(2,068)	(16.6)%
Project development costs	4,013	2.5%	4,289	2.6%	(276)	(6.4)%
General, administrative and other	8,094	5.0%	7,363	4.5%	731	9.9%
	$22,481	13.9%	$24,094	14.7%	$(1,613)	(6.7)%
Salaries and benefits. Salaries and benefits decreased by $2.1 million, or 16.6%, from the third quarter of 2012 to the third quarter of 2013 primarily due to continued improved utilization rates and fine-tuning of the organization.
Project development costs. Project development costs decreased slightly by $0.3 million, or 6.4%, from the third quarter of 2012 to the third quarter of 2013.

General, administrative and other. General, administrative and other expenses increased slightly by $0.7 million, or 9.9%, from the third quarter of 2012 to the third quarter of 2013 primarily due to an increase in professional fees, partially offset by a gain recorded on a contract termination.
Other Expenses, Net
The following table shows the activity in other expenses, net for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in $’000s)	2013	2012
		(Restated)
Unrealized (gain) loss from derivatives	$(125)	$59
Interest expense, net of interest income	1,196	1,159
Amortization of deferred financing costs	518	96
	$1,589	$1,314
Other expenses, net, in the third quarter of 2013 increased by $0.3 million from the third quarter of 2012 primarily due to an increase in amortization of deferred financing costs as a result of an increase in project borrowings.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	$ change	% change
		(Restated)
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$1,971	$2,319	$(348)	(15.0)%
Central U.S. Region	2,320	2,823	(503)	(17.8)%
Other U.S. Regions	8,904	9,040	(136)	(1.5)%
Canada	(127)	147	(274)	(186.0)%
All Other	(7,075)	(4,934)	(2,141)	(43.4)%
Total	$5,993	$9,395	$(3,402)	(36.2)%
Income before taxes decreased from the third quarter of 2012 to the third quarter of 2013 by $3.4 million, or 36.2%, due primarily to the decrease in revenue and increases in direct and other expenses, net, both described above.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased slightly from the third quarter of 2012 to the third quarter of 2013 by $0.3 million, or 15.0%, to $2.0 million. Income before taxes decreased slightly despite the increase in revenue primarily due to higher costs on a large renewable project, partially offset by margin improvement on an energy efficiency project.

•
Income before taxes for the central U.S. region segment decreased slightly from the third quarter of 2012 to the third quarter of 2013 by $0.5 million, or 17.8%, to $2.3 million, consistent with the decrease in revenue.

•	Income before taxes for the other U.S. regions segment decreased slightly from the third quarter of 2012 to the third quarter of 2013 by $0.1 million, or 1.5%, to $8.9 million.

•
The loss before taxes for the Canada segment declined from income in the third quarter of 2012 to a loss in the third quarter of 2013 by $0.3 million, or 186.0%, to $(0.1) million. The decline was primarily due to additional project costs in excess of budget, partially offset by margin improvements on certain projects.

•
The loss before taxes not allocated to segments and presented as all other widened from the third quarter of 2012 to the third quarter of 2013 by $2.1 million, or 43.4%, to $(7.1) million. The decline was primarily due to the decrease in revenue described above.

Provision for Income Taxes
The provision for income taxes was $1.4 million million in the third quarter of 2013, compared to $2.7 million for the third quarter of 2012. The estimated annual effective tax rate applied in the third quarter of 2013 was 24.2%, compared to 28.6% in 2012, due to an increase in the relative impact on the estimated annual effective tax rate of the deduction under Section 179D of the Internal Revenue Code, or Section 179D. The principal reasons for the difference between the statutory rate and the estimated annual effective rate were the effects of deductions permitted under Section 179D, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants we own.
Net Income
Net income decreased in the third quarter of 2013 by $2.2 million, or 32.3%, to $4.5 million compared to $6.7 million in the third quarter of 2012 due primarily to the decline in pre-tax income as explained above. Earnings per share in the third quarter of 2013 was $0.10 per basic share, representing a decrease of $0.05, or 33.3%, and $0.10 per diluted share, representing a decrease of $0.05, or 33.3%.

Nine Months Ended September 30, 2013 and 2012
The following table sets forth certain financial data from the condensed consolidated statements of income, that data expressed as a percentage of revenue and percentage changes in that data for the nine months ended September 30, 2013 compared with the same period in 2012:

	Nine Months Ended September 30,
	2013	% of	2012	% of	% change
			(Restated)
(in $’000s)	(a)	Revenue	(b)	Revenue	((a-b)/b)
Revenue:
Energy efficiency revenue	$263,944	66.3%	$341,621	72.0%	(22.7)%
Renewable energy revenue	134,093	33.7%	132,959	28.0%	0.9%
	398,037	100.0%	474,580	100.0%	(16.1)%
Direct expenses:
Energy efficiency expenses	213,709		275,392		(22.4)%
Renewable energy expenses	109,363		104,004		5.2%
	323,072	81.2%	379,396	79.9%	(14.8)%
Gross profit	74,965	18.8%	95,184	20.1%	(21.2)%
Total operating expenses	71,375	17.9%	72,791	15.3%	(1.9)%
Operating income	3,590	0.9%	22,393	4.7%	(84.0)%
Other expenses, net	2,502	0.6%	3,834	0.8%	(34.7)%
Income before provision for income taxes	1,088	0.3%	18,559	3.9%	(94.1)%
Income tax provision	248	0.1%	5,292	1.1%	(95.3)%
Net income	$840	0.2%	$13,267	2.8%	(93.7)%

Revenue
The following table sets forth a comparison of our revenue by mix for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$263,944	$341,621	$(77,677)	(22.7)%
Renewable energy revenue	134,093	132,959	1,134	0.9%
	$398,037	$474,580	$(76,543)	(16.1)%
Total revenue.  We derive our revenue primarily from energy efficiency products and services, which accounted for approximately 66.3% and 72.0% of total revenue in the first nine months of 2013 and 2012, respectively. Total revenue decreased by $76.5 million, or 16.1%, in the first nine months of 2013 compared to the first nine months of 2012 due to lower energy efficiency revenue partially offset by an increase in renewable energy revenue.
Energy efficiency revenue. Energy efficiency revenue decreased by $77.7 million, or 22.7%, from the first nine months of 2012 to the first nine months of 2013. Energy efficiency revenue decreased in our U.S. federal, central U.S. region and other U.S. regions segments, reflecting the continued lagged effect of delays in converting awarded projects to signed contracts.
Renewable energy revenue. Renewable energy revenue increased by $1.1 million, or 0.9%, in the first nine months of 2013 compared to the first nine months of 2012. The decline in renewable energy revenue in the second and third quarters of 2013 was more than offset by the improvement in the first quarter of 2013 attributable to renewable energy projects for customers, O&M and small-scale infrastructure.
Revenue from customers outside the United States, principally Canada, was $52.7 million in the first nine months of 2013, compared with $50.1 million in the same period of 2012.
Business Segment Revenue
The following table sets forth a comparison of our business segment revenue for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$45,196	$59,383	$(14,187)	(23.9)%
Central U.S. Region	54,294	66,676	(12,382)	(18.6)%
Other U.S. Regions	137,495	183,084	(45,589)	(24.9)%
Canada	49,845	44,407	5,438	12.2%
All Other	111,207	121,030	(9,823)	(8.1)%
Total	$398,037	$474,580	$(76,543)	(16.1)%

•
Total revenue for the U.S. federal segment decreased from the first nine months of 2012 to the first nine months of 2013 by $14.2 million, or 23.9%, to $45.2 million primarily due to the lagged effect of fewer projects entering the construction phase during 2012 and continuing in the first half of 2013 resulting from delays in converting awarded projects to signed contracts, partially offset by the reasons described above for the third quarter of 2013.

•
Total revenue for the central U.S. region segment decreased from the first nine months of 2012 to the first nine months of 2013 by $12.4 million, or 18.6%, to $54.3 million primarily due to the effect of the timing of awarded conversion activity in 2012, which resulted in fewer newly signed contracts during the year to replace installation activity in the first quarter of 2013.

•
Total revenue for the other U.S. regions segment decreased from the first nine months of 2012 to the first nine months of 2013 by $45.6 million, or 24.9%, to $137.5 million primarily due to most regions within the segment experiencing a lengthening of conversion times from awarded projects to signed contracts in the last half of 2012 and continuing in 2013.

•
Total revenue for the Canada segment increased from the first nine months of 2012 to the first nine months of 2013 by $5.4 million, or 12.2%, to $49.8 million primarily for the reasons described above for the third quarter of 2013, partially offset by the effects in the first quarter of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to signed contracts.

•
Total revenue not allocated to segments and presented as all other, decreased from the first nine months of 2012 to the first nine months of 2013 by $9.8 million, or 8.1%, to $111.2 million primarily for the reasons described above for the third quarter of 2013.

Direct Expenses and Gross Profit
The following table sets forth a comparison of our direct expenses and gross profit for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
Revenue:
Energy efficiency revenue	$263,944	$341,621	$(77,677)	(22.7)%
Renewable energy revenue	134,093	132,959	1,134	0.9%
	398,037	474,580	(76,542)	(16.1)%
Direct expenses:
Energy efficiency expenses	213,709	275,392	(61,683)	(22.4)%
Renewable energy expenses	109,363	104,004	5,359	5.2%
	323,072	379,396	(56,324)	(14.8)%
Gross profit:	$74,965	$95,184	$20,219	(21.2)%
Energy efficiency gross margin	19.0%	19.4%		(0.4)%
Renewable energy gross margin	18.4%	21.8%		(3.4)%
Gross profit %	18.8%	20.1%		(1.3)%
Total direct expenses. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 81.0% and 80.6% of corresponding revenue for the nine months ended September 30, 2013 and 2012, respectively. Total direct expenses decreased by $56.3 million, or 14.8%, in the first nine months of 2013 compared to the same period in 2012 consistent with the decline in revenue.
Energy efficiency. Energy efficiency gross margin decreased from 19.4% in the first nine months of 2012 to 19.0% in the first nine months of 2013 primarily due to a greater portion of lower margin projects within several regions, partially offset by margin improvement from project closeouts within our U.S. federal segment during the first quarter.
Renewable energy. Renewable energy gross margin decreased from 21.8% in the first nine months of 2012 to 18.4% in the first nine months of 2013 primarily due to additional project costs in excess of budget combined with lower revenue, partially offset by a project closeout in the first quarter.
Operating Expenses
The following table sets forth a comparison of our operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	% of	2012	% of	$ change	% change
(in $’000s)	(a)	Revenue	(b)	Revenue	(a-b)	((a-b)/b)
Revenue	$398,037		$474,580
Operating expenses:
Salaries and benefits	$32,162	8.1%	$38,369	8.1%	$(6,207)	(16.2)%
Project development costs	13,334	3.3%	12,336	2.6%	998	8.1%
General, administrative and other	25,879	6.5%	22,086	4.7%	3,793	17.2%
	$71,375	17.9%	$72,791	15.2%	$(1,416)	(1.9)%
Salaries and benefits. Salaries and benefits decreased by $6.2 million, or 16.2%, from the first nine months of 2012 to the first nine months of 2013 primarily for the reasons described above for the third quarter of 2013.
Project development costs. Project development costs increased by $1.0 million, or 8.1%, from the first nine months of 2012 to the first nine months of 2013, reflecting our efforts to increase project development activity and convert awarded projects to signed contracts.
General, administrative and other. General, administrative and other expenses increased by $3.8 million, or 17.2%, from the first nine months of 2012 to the first nine months of 2013 primarily for the reasons described above for the third quarter of 2013 above, together with acquisition expenses, including amortization of intangible assets.
Other Expenses, Net
The following table shows the activity in other expenses, net from the first nine months of 2012 compared to the first nine months of 2013:

	Nine Months Ended September 30,
(in $’000s)	2013	2012
		(Restated)
Unrealized (gain) loss from derivatives	$(1,378)	$179
Interest expense, net of interest income	3,030	3,288
Amortization of deferred financing costs	851	367
	$2,503	$3,834
Other expenses, net decreased by $1.3 million in the first nine months of 2013 as compared to first nine months of 2012 primarily due to unrealized gains from derivatives related to the favorable effect of rising interest rates on our interest rate swaps, as compared with an unrealized loss in the first nine months of 2012.
Income Before Taxes
The following table sets forth a comparison of our income before taxes for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	$ change	% change
		(Restated)
(in $’000s)	(a)	(b)	(a-b)	((a-b)/b)
U.S. Federal	$1,851	$5,577	$(3,726)	(66.8)%
Central U.S. Region	3,678	7,320	(3,642)	(49.8)%
Other U.S. Regions	17,344	28,214	(10,870)	(38.5)%
Canada	(2,061)	(3,735)	1,674	44.8%
All Other	(19,723)	(18,817)	(906)	4.8%
Total	$1,089	$18,559	$(17,470)	(94.1)%

Income before taxes decreased from the first nine months of 2012 to the first nine months of 2013 by $17.5 million, or 94.1%, due primarily to the decrease in revenue described above combined with a decrease in operating leverage.
Business Segment Income Before Taxes

•
Income before taxes for the U.S. federal segment decreased from the first nine months of 2012 to the first nine months of 2013 by $3.7 million, or 66.8%, to $1.9 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Income before taxes for the central U.S. region segment decreased from the first nine months of 2012 to the first nine months of 2013 by $3.6 million, or 49.8%, to $3.7 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Income before taxes for the other U.S. regions segment decreased from the first nine months of 2012 to the first nine months of 2013 by 38.5%, or $10.9 million, to $17.3 million. The decrease was primarily due to lower revenue as described above combined with a decrease in operating leverage.

•
Loss before taxes for the Canada segment improved from the first nine months of 2012 to the first nine months of 2013 by $1.7 million, or 44.8%, to $(2.1) million primarily due to increased revenue as described above.

•
The loss before taxes not allocated to segments and presented as all other, declined from the first nine months of 2012 to the first nine months of 2013 by $0.9 million, or 4.8%, to $(19.7) million primarily due to a decrease in overall expenses.

Provision for Income Taxes
The provision for income taxes was $0.2 million in the first nine months of 2013, compared to $5.3 million in the first nine months of 2012. The estimated annual effective tax rate applied in the first nine months of 2013 was 22.8%, compared to 28.5% in the first nine months of 2012, for the same reason described above for the third quarter of 2013. The principal reasons for the difference between the statutory rate and the estimated annual effective rate were the effects of deductions permitted under Section 179D of the Internal Revenue Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants that we own.
Net Income
Net income decreased in the first nine months of 2013 by $12.4 million, or 93.7%, to $0.8 million, compared to $13.3 million in the first nine months of 2012, due to a decline in pre-tax income as explained above. Earnings per share in the first nine months of 2013 was $0.02 per basic share, representing a decrease of $0.28, or 93.3%, and $0.02 per diluted share, representing a decrease of $0.27, or 93.1%.
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
Three Months Ended September 30, 2013 and 2012
Cash flows from operating activities. Operating activities provided $3.7 million of net cash during the three months ended September 30, 2013. During that period, we had net income of $4.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $5.1 million. Restricted cash draws (net of federal ESPC financing), inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and other liabilities provided $16.9 million. These were offset by net decreases in accounts receivable including retainage, total billings and costs in excess of estimated earnings, project development costs, other assets, and income taxes payable, which used $22.9 million in cash.
Operating activities provided $3.1 million of net cash during the three months ended September 30, 2012. During that period, we had net income of $6.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $4.1 million. Restricted cash draws (net of federal ESPC financing), inventory, prepaid expenses and other current assets, other assets, other liabilities, and income taxes payable provided $12.0 million. These were offset by net decreases in accounts receivable including retainage, total billings and costs in excess of estimated earnings, project development costs, and accounts payable, accrued expenses and other current liabilities, which used $19.7 million in cash.
Cash flows from investing activities. Cash used for investing activities during the three months ended September 30, 2013 totaled $2.0 million. Development of our renewable energy plants used $4.1 million. In addition, we invested $0.8 million in purchases of other property and equipment, and $0.6 million was used in connection with establishing a distribution center on the east coast. These were partially offset by $3.5 million relating to proceeds from sale of assets related to a contract termination.
Cash used for investing activities during the three months ended September 30, 2012 totaled $16.6 million. Development of our renewable energy plants used $11.6 million. In addition, we invested $1.7 million in purchases of other property and equipment, and $3.7 million was used for the acquisition of FAME.
Cash flows from financing activities. Net cash used in financing activities during the three months ended September 30, 2013 totaled $0.5 million. This was primarily due to payments on long-term debt of $1.6 million and investments in restricted cash of $2.3 million. These were partially offset by draws on the revolving credit facility totaling $3.0 million and proceeds from exercises of options of $0.4 million.
Net cash provided by financing activities during the three months ended September 30, 2012 totaled $11.1 million. Most of this was due to proceeds of $12.0 million from the revolver portion of our senior secured credit facility and proceeds from exercises of options of $1.2 million. These were partially offset by investments in restricted cash of $1.5 million, and repayments of long term debt of $1.2 million.
Nine Months Ended September 30, 2013 and 2012
Cash flows from operating activities. Operating activities used $15.1 million of net cash during the nine months ended September 30, 2013. During that period, we had net income of $0.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $13.0 million. Total billings and costs in excess of estimated earnings, prepaid expenses and other current assets, project development costs, other assets, accounts payable, accrued expenses and other current liabilities, and income taxes payable used $39.9 million in cash. Restricted cash draws (net of federal ESPC financing), accounts receivable including retainage, inventory and other liabilities provided $11.0 million.
Operating activities provided $42.6 million of net cash during the nine months ended September 30, 2012. During that period, we had net income of $13.3 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $13.0 million. Restricted cash draws (net of federal ESPC financing), accounts receivable including retainage, inventory, total billings and costs in excess of estimated earnings, prepaid expenses and other current assets, other liabilities and income taxes payable provided $30.9 million. However, project development costs, other assets and accounts payable and accrued expenses used $14.6 million in cash.
Cash flows from investing activities. Cash used for investing activities during the nine months ended September 30, 2013 totaled $42.9 million, and consisted of capital investments of $35.8 million related to the development of renewable energy plants, $2.3 million related to purchases of other property and equipment, and $9.9 million was used primarily for the acquisitions of Ennovate and ESP. Offsetting these amounts were $1.6 million of Section 1603 grants received during the period and $3.5 million related to proceeds from sale of assets related to a contract termination.
Cash used for investing activities during the nine months ended September 30, 2012 totaled $34.8 million, and consisted of capital investments of $31.3 million related to the development of renewable energy plants, $4.1 million related to purchases of other property and equipment and $3.7 million was used for the acquisition of FAME. Offsetting these amounts were $4.2 million of Section 1603 grants and other rebates received during the period.
Cash flows from financing activities. Net cash provided by financing activities during the nine months ended September 30, 2013 totaled $13.1 million. This was primarily due to draws on the revolving credit facility totaling $18.0 million, proceeds from long-term debt financing of $9.4 million, and proceeds from exercises of options of $1.7 million. These were partially offset by payments on long-term debt of $8.4 million and investments in restricted cash of $7.5 million.
Net cash used by financing activities during the nine months ended September 30, 2012 totaled $7.6 million. This was due to investments in restricted cash of $6.3 million, repayment of $3.4 million of long-term project debt, and settlement of the book overdraft of $7.3 million. These were partially offset by proceeds of $4.2 million on the term loan portion of our senior secured credit facility, proceeds from exercise of stock options of $3.0 million and excess tax benefits from stock-based compensation arrangements of $2.4 million.

Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2011, we amended and restated the credit and security agreement with Bank of America, adding Webster Bank as an additional lender. The new credit facility extended and expanded our prior existing credit facility, and consists of a $60.0 million revolving credit facility and a $40.0 million term loan. At September 30, 2013, $28.6 million was outstanding under the term loan and $18.0 million was outstanding under the revolving credit facility. The revolving credit facility may be increased by up to an additional $25.0 million at our option, if the lenders agree. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. remains the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own that were financed by others, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA amount on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. We recently amended the senior credit facility to reduce the minimum EBITDA amount to $30.0 million. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2013, we had outstanding $93.9 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2014 to 2028. One loan with an outstanding balance at September 30, 2013 totaling $4.4 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at September 30, 2013 of $46.8 million requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2012, we had outstanding $88.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028.
Federal ESPC Receivable Financing. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $25.7 million and $93.0 million in principal amounts at September 30, 2013 and December 31, 2012, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Our revolving senior secured credit facility and construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2013 we were in compliance with all of our financial and operational covenants. We do not consider it likely that we will fail to comply with these covenants during the term of these agreements.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2013:

	Payments due by Period
		Less than	One to	Three to	More than
(in $’000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$18,000	$—	$18,000	$—	$—
Term Loan	28,571	7,143	21,428	—	—
Project Financing:
Construction and term loans	93,904	8,511	14,683	13,819	56,891
Federal ESPC receivable financing (1)	25,670	—	25,670	—	—
Interest obligations (2)	40,045	5,820	9,556	7,245	17,424
Operating leases	10,490	2,836	4,525	2,551	578
Total	$216,680	$24,310	$93,862	$23,615	$74,893

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2013 remains constant for the term of the facility.

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
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)," (ASU 2013-11). The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial statements.
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

Interest Rate Risk
We had cash and cash equivalents totaling $18.8 million as of September 30, 2013 and $63.3 million as of December 31, 2012. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenue, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and beginning in June of 2013 in British pounds (“GBP”). Also, a significant number of employees are located in Canada and the United Kingdom (“U.K.”), and the companies transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income. For the nine months ended September 30, 2013, due to the strengthening of the U.S. dollar versus both the Canadian dollar and the GBP, our foreign currency translation resulted in a loss of $0.4 million which we recorded as a decrease in accumulated other comprehensive income. For the year ended December 31, 2012, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million, which we recorded as an increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries, but have elected to invest in new business opportunities there. We do not hedge our exposure to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the evaluation date, have concluded that as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013, and discussed below.
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

•
we have established a corporate controller and chief accounting officer role with increased oversight responsibility and operating authority and we hired a new vice president to fill that role in the third quarter of 2013;

•	we performed operating effectiveness testing sufficiently in advance to afford adequate time for any further remediation implementation;

•	we have implemented new and improved processes and controls over accounting for income taxes; and

•	we have increased the frequency of review and discussion of significant tax matters and supporting documentation with senior finance management.
During the remainder of 2013, we expect to undertake the following additional actions to remediate the material weaknesses identified above:

•	provide further education and training on accounting processes, policies, procedures and systems to business unit personnel;

•	hire additional accounting and tax personnel as appropriate; and

•	monitor the extent to which operating effectiveness testing improves accuracy and timeliness of financial reporting.
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
Item 1A. Risk Factors
As of September 30, 2013, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.
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

AMERESCO, INC.
Date: November 8, 2013	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer
(duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 5 to Second Amended and Restated Credit and Security Agreement dated August 28, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.