Form 10-K
period 2013-12-31
Ameresco, Inc.
filed 2014-03-17
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $191,266,010.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 3, 2014
Class A Common Stock, $0.0001 par value per share	27,925,817
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2014 annual meeting of stockholders are incorporated by reference into Part III.

AMERESCO, INC.

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements include, among other things, statements about:
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

PART I
Item 1. Business
Company Overview
Founded in 2000, Ameresco, Inc. is a leading independent provider of comprehensive services, energy efficiency, infrastructure upgrades, asset sustainability and renewable energy solutions for facilities throughout North America. Ameresco’s services include upgrades to a facility’s energy infrastructure and the development, construction and operation of renewable energy plants. Ameresco has successfully completed energy saving, environmentally responsible projects with federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers. With its corporate headquarters in Framingham, MA, Ameresco provides local expertise through its 70 offices in 33 states, five Canadian provinces and the United Kingdom. Ameresco has more than 900 employees.
Strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. In 2013, our acquisition of Ennovate Corporation (“Ennovate”), in the first quarter increased our footprint and penetration in the Rocky Mountain area; and our acquisition of energy management consulting companies The Energy Services Partnership Limited and ESP Response Limited (together “ESP”), in the second quarter added a local presence in the United Kingdom, expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
Our principal service is the development, design, engineering and installation of projects that reduce the energy and operations and maintenance (“O&M”) costs of our customers’ facilities. These projects typically include a variety of measures customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, air conditioning and lighting systems. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. In most cases, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, which provides us with recurring revenue and visibility into the customer’s evolving needs.
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending upon the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date have been constructed adjacent to landfills and use landfill gas (“LFG”) to generate energy. Our largest renewable energy project for a customer uses biomass as the primary source of energy. In the case of the plants that we own, the electricity, thermal energy or processed LFG generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy.
As of December 31, 2013, we had backlog of approximately $362 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $993 million. As of December 31, 2012, we had backlog of approximately $367 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we do not yet have signed customer contracts, with estimated total future revenues of an additional $1.1 billion. As of December 31, 2011, we had backlog of approximately $478 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $741 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Recently, awarded projects typically have been taking 12 to 16 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract.

See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors of this Annual Report on Form 10-K.
Revenues generated from backlog was $388 million, $457 million and $598 million in 2013, 2012 and 2011, respectively.
We also expect to realize recurring revenues both from long-term O&M contracts and energy supply contracts for renewable energy plants that we own. In addition, we expect to generate revenues from solar products and services, consulting services and enterprise energy management services. Revenues generated from O&M, energy supply contracts, solar products and services, consulting services and enterprise energy management services were $186 million, $174 million and $130 million in 2013, 2012 and 2011, respectively.
Ameresco’s Services and Products
Our principle service is energy efficiency projects, which entails the design, engineering and installation of, and the arranging of financing for, equipment to improve the energy efficiency, and control the operation, of a building’s heating, ventilation, cooling and lighting systems. In certain projects, we also design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system.
After an energy efficiency project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power plants. For larger projects, we often maintain staff on-site to perform these services.
Our service offering also includes the development, construction and operation of, and the arrangement of financing for, small-scale renewable energy plants. Small-scale renewable energy projects can either be developed for the portfolio of assets that we own and operate or designed and built for customers.
We have constructed and are currently designing and constructing a wide range of renewable energy plants using LFG, wastewater treatment biogas, solar, wind, biomass, other bio-derived fuels and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from LFG or the sale of processed LFG. We purchase the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants.
As of December 31, 2013, we owned and operated 41 small-scale renewable energy plants and solar photovoltaic (“PV”) installations. Of the owned plants, 21 are renewable LFG plants, two are wastewater biogas plants, and 18 are solar PV installations. The 41 small-scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver LFG producing an aggregate of more than 115 megawatt equivalents.
Customer Arrangements
For our energy efficiency projects, we typically enter into energy savings performance contracts (“ESPCs”), under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 20 years.
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
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. Most of the work that we perform for the federal government is performed under indefinite delivery, indefinite quantity (“IDIQ”) agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy, expiring in 2019, with an aggregate maximum potential ordering amount of $5 billion. Payments by the federal government for energy efficiency measures are based on the services provided and products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract terms. The savings are typically determined by comparing energy use and O&M costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and O&M costs but are not caused by the energy efficiency measures.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 40 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences, web searches, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their RFPs. By working with customers prior to the issuance of an RFP, we can gain a deeper understanding of the customers’ needs and the scope of the potential project. As of December 31, 2013, we had 143 employees in direct sales.
In preparation for a proposal, our team typically conducts a preliminary audit of the customer’s needs and requirements, and identifies areas to enhance efficiencies and reduce costs. We read and analyze the customer’s utility bill and other energy-related expenses. If the bills are complex or numerous, we often utilize Ameresco’s enterprise energy management software tools to scan, compile and analyze the information. Our experienced engineers visit and assess the customer’s current energy systems and infrastructure. Through our knowledge of the federal, state, local governmental and utility environment, we assess the availability of energy, utility or environmental-based payments for usage reductions or renewable power generation, which helps us optimize the economic benefits of a proposed project for a customer. Once awarded a project, we perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project and final contract terms.
For renewable energy plants that are not located on a customer’s site or use sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy and obtaining necessary rights and governmental permits to develop a plant on that site. For example, for LFG projects, we start with gaining control of a LFG resource located close to the prospective customer. For solar and wind projects, we look for sites where utilities are interested in purchasing renewable energy power at rates that are sufficient to make a project feasible. Where governmental agencies control the site and resource, such as a landfill owned by a municipality, the customer may be required to issue an RFP to use the site or resource. Once we believe we are likely to obtain the rights to the site and the resource, we seek customers for the energy output of the potential project.
Customers
In 2013, we served more than 1,000 customers in 49 states in the United States, the District of Columbia, six Canadian provinces, and the United Kingdom. Historically, including for the years ended December 31, 2013, 2012 and 2011 more than 80% of of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 12.3%, 11.6% and 19.9% of our consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013 our largest 20 customers accounted for approximately 36% of our total revenues.

Our 20 largest customers for the year ended December 31, 2013, by revenues, in alphabetical order, were:

Alameda Municipal Power (Alameda, California)
Arizona State University (Tempe, Arizona)
British Columbia Housing Authority (Burnaby, British Columbia)
Edmonton District School Board (Edmonton, Alberta)
Fall River Housing Authority (Fall River, Massachusetts)
Hamilton County (Cincinnati, Ohio)
Hazelwood School District (Saint Louis, Missouri)
Hoosier Energy (Bloomington, Indiana)
North Carolina State University (Raleigh, North Carolina)
Philadelphia Water Department (Philadelphia, Pennsylvania)
Rainbow District School Board (Sudbury, Ontario)
Town of Acton (Acton, Massachusetts)
Town of Dartmouth (Dartmouth, Massachusetts)
U.S. Architect of Capitol - U.S. Senate Building (Washington, D.C.)
U.S. Army - Adelphi Laboratory Center (Adelphi, Maryland)
U.S. Army - Tobyhanna Army Depot (Tobyhanna, Pennsylvania)
U.S. Department of Energy - Savannah River Site (Aiken, South Carolina)
U.S. General Services Administration (Washington, D.C.)
University City School District (University City, Missouri)
University of Illinois (Chicago, Illinois)
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
See “We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenues, growth rates and market share” in Item 1A, Risk Factors for further discussion of competition.
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
Renewable energy projects are also subject to specific governmental safety and economic regulation. States and the federal government typically do not regulate the transportation or sale of LFG unless it is combined with and distributed with natural gas, but this is not uniform among states and may change from time to time. States regulate the retail sale and distribution of natural gas to end-users, although regulatory exemptions from regulation are available in some states for limited gas delivery activities, such as sales only to a single customer. The sale and distribution of electricity at the retail level is subject to state and provincial regulation, and the sale and transmission of electricity at the wholesale level is subject to federal regulation. While we do not own or operate retail-level electric distribution systems or wholesale-level transmission systems, the prices for the products we offer can be affected by the tariffs, rules and regulations applicable to such systems, as well as the prices that the owners of such systems are able to charge. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as “utilities.” At the federal level, the ownership, operation, and sale of power generation facilities may be subject to regulation under Public Utility Holding Company Act of 2005 (“PUHCA”), the Federal Power Act (“FPA”), and Public Utility Regulatory Policies Act of 1978 (“PURPA”). However, because all of the plants that we have constructed and operated to date are small power “qualifying facilities” under PURPA, they are subject to less regulation by the FPA, PUHCA and related state utility laws than traditional utilities.
If we pursue projects employing different technologies or with a single project electrical capacity greater than 20 megawatts, we could become subject to some of the regulatory schemes which do not apply to our current projects. In addition, the state, provincial and federal regulations that govern qualifying facilities and other power sellers frequently change, and the effect of these changes on our business cannot be predicted.
LFG power generation facilities require an air emissions permit, which may be difficult to obtain in certain jurisdictions. See “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors. Renewable energy projects may also be eligible for certain governmental or government-related incentives from time to time, including tax credits, cash payments in lieu of tax credits, and the ability to sell associated environmental attributes, including carbon credits. Government incentives and mandates typically vary by jurisdiction.
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
Employees
As of December 31, 2013, we had a total of 976 employees in offices located in 33 states, five Canadian provinces and the United Kingdom.
Seasonality
See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors and “Overview — Effects of Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of seasonality in our business.
Segments and Geographic Information
Financial information about our domestic and international operations and about our segments may be found in Notes 13 and 17, respectively, of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Additional Information
Ameresco was incorporated in Delaware in 2000 and is headquartered in Framingham, Massachusetts.
Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.ameresco.com, as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission

(“SEC”), and through the SEC’s website, www.sec.gov. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Annual Report on Form 10-K.
Executive Officers
The following is a list of our executive officers, their ages as of March 3, 2014 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	67	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	53	Executive Vice President, Business Development and Director
Michael T. Bakas	45	Senior Vice President, Renewable Energy
David J. Corrsin	55	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	57	Executive Vice President, Engineering and Operations
Mario Iusi	55	President, Ameresco Canada
Louis P. Maltezos	47	Executive Vice President and General Manager, Central Region
Andrew B. Spence	57	Vice President, Chief Financial Officer and Treasurer
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
Risks Related to Our Business
If demand for our energy efficiency and renewable energy solutions does not develop as we expect, our revenues will suffer and our business will be harmed.
We believe, and our growth plans assume, that the market for energy efficiency and renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenues from selling into this market will continue to increase over time. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our revenues will suffer and our business will be harmed.

In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues.
The sales, design and construction process for energy efficiency and renewable energy projects recently has been taking from 18 to 40 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Beginning in 2012, we have observed increased use of outside consultants and advisors by our customers, which has resulted in a lengthening of the sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high winds, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
This extended sales process requires the dedication of significant time by our sales and management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. These factors could also adversely affect our business, financial condition and operating results due to increased spending by us that is not offset by increased revenues.
We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts.
As of December 31, 2013, we had backlog of approximately $362 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $993 million. As of December 31, 2012, we had fully-contracted backlog of approximately $367 million; and we also had awarded projects for which we had not yet have signed customer contracts with estimated total future revenues of an additional $1.1 billion. As of December 31, 2011, we had fully-contracted backlog of approximately $478 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $741 million.
Our customers have the right under some circumstances to terminate contracts or defer the timing of our services and their payments to us. In addition, our government contracts are subject to the risks described below under “Provisions in government contracts may harm our business, financial condition and operating results.” The payment estimates for projects that have been awarded to us but for which we have not yet signed contracts have been prepared by management and are based upon a number of assumptions, including that the size and scope of the awarded projects will not change prior to the signing of customer contracts, that we or our customers will be able to obtain any necessary third-party financing for the awarded projects, and that we and our customers will reach agreement on and execute contracts for the awarded projects. We are not always able to enter into a contract for an awarded project on the terms proposed. As a result, we may not receive all of the revenues that we include in the awarded projects component of our backlog or that we estimate we will receive under awarded projects. If we do not receive all of the revenue we currently expect to receive, our future operating results will be adversely affected. In addition, a delay in the receipt of revenues, even if such revenues are eventually received, may cause our operating results for a particular quarter to fall below our expectations.

Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business.
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and provide us with tax and other incentives that reduce our costs or increase our revenues. Without this support, on which projects frequently rely for economic feasibility, our ability to complete projects for existing customers and obtain project commitments from new customers could be adversely affected.
A significant decline in the fiscal health of federal, state, provincial and local governments could reduce demand for our energy efficiency and renewable energy projects.
Historically, including for the years ended December 31, 2013, 2012 and 2011, more than 80% of our revenues have been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the forseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
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
Provisions in our credit facilities and debt instruments impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.
We have a $60 million revolving senior secured credit facility that matures in June 2016. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to expand it if necessary on acceptable terms, or at all. Availability under the revolving credit facility has been based on 2.0 times our EBITDA for the preceding four quarters and we are required to maintain a minimum EBITDA. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. In light of our recent 2013 results, we recently amended the facility to waive the minimum EBITDA requirement for 2013 and to modify that minimum amount as well as financial ratios related to EBITDA during 2014 to accommodate the lagged effect of 2013 results on those requirements. Principally, the amendment:

•
reduces the required minimum EBITDA amount to $16.5 million for the four consecutive fiscal quarters ended March 31, 2014, $22.0 million for the four consecutive fiscal quarters ended June 30, 2014, $24.0 million for the four consecutive fiscal quarters ended September 30, 2014, and $27.0 million for the four consecutive fiscal quarters ended December 31, 2014 and thereafter; and

•
increases the maximum ratio of total funded debt to EBITDA as of the end of each fiscal quarter to 2.5 to 1.0 for March 31, 2014 and 2.25 to 1.0 for June 30, 2014, returning to 2.0 to 1.0 for September 30, 2014 and thereafter.

Although we do not consider it likely that we will fail to comply with these covenants for the next twelve months, we cannot assure that we will be able to do so. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
The projects we undertake for our customers generally require significant capital, which our customers or we may finance through third parties, and such financing may not be available to our customers or to us on favorable terms, if at all.
Our projects for customers are typically financed by third parties. For small-scale renewable energy plants that we own, we typically rely on a combination of our working capital and debt to finance construction costs. If we or our customers are unable to raise funds on acceptable terms when needed, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Any inability by us or our customers to raise the funds necessary to finance our projects could materially harm our business, financial condition and operating results.
Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.
We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

We may have exposure to additional tax liabilities and our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. For example, certain deductions relating to energy efficiency expired at the end of the year in 2013; and certain investment credits relating to energy efficiency are scheduled to expire at the end of the year in 2016. Further, there are increasing calls for “comprehensive tax reform,” which could significantly alter the existing tax code, including the removal of these credits prior to their scheduled expiration. If these deductions are not reinstated, or these credits expire without being extended, or otherwise are eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
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
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors.We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects.
If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranty and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products and components, which could have a material adverse effect on our business, financial condition and operating results. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our solutions and require considerable expense to establish alternate sources for such products and services. This could cause us to experience difficulty retaining current customers and attracting new customers, and could harm our brand, reputation and growth.
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
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects. For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the 19-year performance period of the contract. Several provisions in that contract mitigate the price risk. In addition, although we typically structure our contracts so that our obligation to supply a customer with LFG, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we may commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties. Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.
Our business depends on experienced and skilled personnel and substantial specialty subcontractor resources, and if we lose key personnel or if we are unable to attract and integrate additional skilled personnel, it will be more difficult for us to manage our business and complete projects.
The success of our business and construction projects depend in large part on the skill of our personnel and on trade labor resources, including with certain specialty subcontractor skills. Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project. Either of these circumstances may have an adverse effect on our business, financial condition and operating results, harm our reputation among and relationships with our customers and cause us to curtail our pursuit of new projects.

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
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenues, growth rates and market share.
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competitive advantage. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.
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
PUHCA and the FPA regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, all of our current small-scale renewable energy projects are small power “qualifying facilities” (facilities meeting statutory size, fuel and ownership requirements) that are exempt from regulations under PUHCA, most provisions of the FPA and state rate regulation. None of our renewable energy projects are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission (“FERC”) under the FPA, but certain of our projects that are under construction or development could become subject to such regulation in the future. Also, we may acquire interests in or develop generating projects that are not qualifying facilities. Non-qualifying facility projects would be fully subject to FERC corporate and rate regulation, and would be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services, which requires substantial disclosures to and discretionary approvals from FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at negotiated, or market-based, rates if FERC determines that we can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, many public utilities (including any non-qualifying facility generator in which we may invest) are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to civil penalties or other risks.
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
We generate a significant portion of our revenues from operations in Canada, and although we are engaged in overseas projects for the U.S. Department of Defense, we currently derive a small amount of revenues from outside of North America. However, international expansion is one of our growth strategies, and we expect our revenues and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada, including:

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
In connection with our fiscal 2013 audit, we concluded that we did not have adequate processes to ensure timely preparation and reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
For a discussion of the material weakness and our remediation efforts during 2013 as well as ongoing remediation efforts, see Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.
We cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that a similar material weakness will not recur.
If we fail to maintain our internal control over financial reporting, we may be unable to report our financial results timely and accurately, and we may be less likely to prevent fraud. In addition, such failure could increase our operating costs, materially impair our ability to operate our business, result in SEC investigations and penalties and lead to the delisting of our common stock from the New York Stock Exchange (“NYSE”). The resulting damage to our reputation in the marketplace and our financial credibility could significantly impair our sales and marketing efforts with customers. Further, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements could adversely affect the market price of our Class A common stock.
Changes in utility regulation and tariffs could adversely affect our business.
Our business is affected by regulations and tariffs that govern the activities and rates of utilities. For example, utility companies are commonly allowed by regulatory authorities to charge fees to some business customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of taking advantage of our services and make them less desirable, thereby harming our business, financial condition and operating results. Our current generating projects are all operated as qualifying facilities. FERC regulations under the FPA confer upon these facilities key rights to interconnection with local utilities, and can entitle qualifying facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these federal laws and regulations could increase our regulatory burdens and costs, and could reduce our revenues. State regulatory agencies could award renewable energy certificates or credits that our electric generation facilities produce to our power purchasers, thereby reducing the power sales revenues we otherwise would earn. In addition, modifications to the pricing policies of utilities could require renewable energy systems to charge lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures.

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
We typically set up subsidiaries to own and finance our renewable energy projects. These subsidiaries incur various types of debt which can be used to finance one or more projects. This debt is typically structured as non-recourse debt, which means it is repayable solely from the revenues from the projects financed by the debt and is secured by such projects’ physical assets, major contracts and cash accounts and a pledge of our equity interests in the subsidiaries involved in the projects. Although our subsidiary debt is typically non-recourse to Ameresco, if a subsidiary of ours defaults on such obligations, or if one project out of several financed by a particular subsidiary’s indebtedness encounters difficulties or is terminated, then we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in some or all of the subsidiary’s assets. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.
We are exposed to the credit risk of some of our customers.
Most of our revenues are derived under multi-year or long-term contracts with our customers, and our revenues are therefore dependent to a large extent on the creditworthiness of our customers. During periods of economic downturn, our exposure to credit risks from our customers increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. In the event of non-payment by one or more of our customers, our business, financial condition and operating results could be adversely affected.
Fluctuations in foreign currency exchange rates can impact our results.
A significant portion of our total revenues are generated by our Canadian subsidiary, Ameresco Canada. Changes in exchange rates between the Canadian dollar and the U.S. dollar may adversely affect our operating results.
We may be liable for duties on certain solar products imported from the People’s Republic of China (“PRC”).
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
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations. In addition, if the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or operating results. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 23,000 square feet under a lease expiring on June 30, 2017. We occupy ten regional offices in Tempe, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington; North York, Ontario and Burlington, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 60 field offices throughout North America. We also own 41 small-scale renewable energy plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
For additional information about certain proceedings, please refer to Note 12, Commitments and Contingencies, to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “AMRC.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Class A common stock.

	2013		2012
	High	Low	High	Low
First Quarter	$9.98	$6.70	$14.73	$12.55
Second Quarter	9.65	7.04	13.95	10.51
Third Quarter	10.19	8.31	13.03	10.63
Fourth Quarter	10.76	8.46	12.12	8.29
The closing sale price of our Class A common stock was $9.99 on March 3, 2014, and according to the records of our transfer agent, there were 18 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Our Class B common stock is not publicly traded and is held of record by George P. Sakellaris, our founder, principal stockholder, president and chief executive officer, and the Ameresco 2010 Annuity Trust, of which Mr. Sakellaris is trustee and the sole beneficiary.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and do not expect to pay any cash dividends for the foreseeable future. Our revolving senior secured credit facility contains provisions that limit our ability to declare and pay cash dividends during the term of that agreement. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law and other factors our board of directors deems relevant.
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that Ameresco specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.
The following graph compares the cumulative 41-month total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on July 22, 2010, and in each of the indexes on June 30, 2010 and its relative performance is tracked through December 31, 2013.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on July 22, 2010 in our Class A common stock or June 30, 2010 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2013.

	7/22/2010	12/31/2011	12/31/2012	12/31/2013
Ameresco, Inc.	$100.00	$134.91	$96.46	$94.99
Russell 2000 Index	$100.00	$123.98	$144.25	$200.24
NASDAQ Clean Edge Green Energy Index	$100.00	$79.56	$77.91	$145.27
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
We derived the consolidated statements of income data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data at December 31, 2013 and 2012 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010, and 2009, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Consolidated Statements of Income Data:
Revenues(1)	$574,171	$631,171	$728,200	$618,226	$428,517
Cost of revenues	470,846	503,024	593,154	507,524	348,817
Gross profit	103,325	128,147	135,046	110,702	79,700
Selling, general and administrative expenses	96,693	98,474	84,360	64,710	54,406
Goodwill impairment	—	1,016	—	—	—
Operating income	6,632	28,657	50,686	45,992	25,294
Other expenses (income), net	3,873	4,050	6,506	6,293	(1,563)
Income before provision for income taxes	2,759	24,607	44,180	39,699	26,857
Income tax provision	345	6,247	10,767	12,186	6,950
Net income	$2,414	$18,360	$33,413	$27,513	$19,907
Net income per share attributable to common shareholders:
Basic(2)	$0.05	$0.41	$0.78	$1.07	$1.99
Diluted	$0.05	$0.40	$0.75	$0.66	$0.61
Weighted average common shares outstanding:
Basic(2)	45,560,078	44,649,275	42,587,818	25,728,314	9,991,912
Diluted	46,419,199	45,995,463	44,707,132	41,513,482	32,705,617
Other Operating Data:
Adjusted EBITDA(3)	$29,906	$52,364	$67,560	$59,910	$35,097

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,171	$63,348	$26,277	$44,691	$47,928
Current assets	249,832	297,843	283,062	211,710	171,772
Total assets	604,660	675,472	645,597	584,407	375,545
Current liabilities	131,201	148,889	148,268	142,587	132,330
Long-term debt, less current portion	103,222	109,079	86,754	43,417	69,396
Federal ESPC liabilities(4)	44,297	92,843	109,648	158,992	33,411
Subordinated debt	—	—	—	—	2,999
Total stockholders’ equity	$276,805	$261,819	$236,421	$195,052	$102,770

(1)	“Revenues” for 2011 reflects approximately $8.9 million and $27.8 million attributable to our acquisitions in the third quarter of 2011 of AEG and Ameresco Southwest, respectively.

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

(3)
We define adjusted EBITDA as operating income before depreciation, amortization of intangible assets, impairment of goodwill and share-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or any other measure of financial performance calculated and presented in accordance with GAAP. For additional information and a reconciliation to the most directly comparable financial measure prepared in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview — Non-GAAP Financial Measures” in Item 7.

(4)
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various federal government agencies. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the ESPC receivable from the government and corresponding related ESPC liability is eliminated from our consolidated balance sheet. Until recourse to us for the ESPC receivables transferred to the investor ceases upon final acceptance of the work by the government customer, we remain the primary obligor for financing received.

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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy services business of Duke Energy in 2002 expanded our geographical reach into Canada and the southeastern United States and enabled us to penetrate the federal government market for energy efficiency projects. The acquisition of the energy services business of Exelon in 2004 expanded our geographical reach into the Midwest. Our acquisition of the energy services business of Northeast Utilities in 2006 substantially grew our capability to provide services for the federal market and in Europe. Our acquisition of Southwestern Photovoltaic in 2007 significantly expanded our offering of solar energy products and services. Our acquisition of energy services company Quantum in 2010 expanded our geographical reach into the northwest U.S.
We made three acquisitions in 2011. Our acquisition of energy efficiency and demand side management consulting services provider Applied Energy Group, Inc. (“AEG”), expanded our service offering to utility customers. Our acquisition of APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a company that provides a full range of integrated energy efficiency and renewable energy solutions, strengthened our geographical position in the southwest U.S. Our acquisition of the xChangePoint® and energy projects businesses from Energy and Power Solutions, Inc. (“EPS”), which we operate as Ameresco Intelligent Systems (“AIS”), expanded our service offerings to private sector commercial and industrial customers. AIS offers energy efficiency solutions to customers across North America encompassing the food and beverage, meat, dairy, paper, aerospace, oil and gas and REIT industries.
Our acquisition of infrastructure asset management solutions provider FAME Facility Software Solutions Inc. (“FAME”) in 2012 expanded our asset planning consulting and software services offerings and our geographical position in western Canada.
Our acquisition of the business of Ennovate in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consultant ESP in the second quarter of 2013 added a local presence in the United Kingdom, expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
Energy Savings Performance and Energy Supply Contracts
For our energy efficiency projects, we typically enter into ESPCs, under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed-upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed energy reduction commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the commitment will have been met. Under an equipment-level commitment, we commit to a level of energy use reduction based on the difference in use measured first with the existing equipment and then with the replacement equipment. A whole building-level commitment requires demonstration of energy usage reduction for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over up to 20 years.

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
Project Financing
To finance projects with federal governmental agencies, we typically sell to third-party lenders our right to receive a portion of the long-term payments from the customer arising out of the project for a purchase price reflecting a discount to the aggregate amount due from the customer. The purchase price is generally advanced to us over the implementation period based on completed work or a schedule predetermined to coincide with the construction of the project. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheet until the completed project is accepted by the customer. Once the completed project is accepted by the customer, the financing is treated as a true sale and the related receivable and financing liability are removed from our consolidated balance sheet.
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

Effects of Seasonality
We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenues or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 40 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking 12 to 16 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract for the project is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
As of December 31, 2013, we had backlog of approximately $361.9 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $993.0 million. As of December 31, 2012, we had fully-contracted backlog of approximately $367.0 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1.1 billion.
Financial Operations Overview
Revenues
We derive revenues from energy efficiency and renewable energy products and services. Our energy efficiency products and services include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure. Our renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, processed LFG, heat or cooling from plants that we own, which, for those plants that we own and operate, we refer to collectively as small-scale infrastructure; and the sale and installation of photovoltaic solar energy products and systems (“integrated-PV”).

Historically, including for the years ended December 31, 2013, 2012 and 2011, more than 80% of of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities.
Cost of Revenues and Gross Margin
Cost of revenues include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of our projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts, and, if applicable, costs of procuring financing. A majority of our contracts have fixed price terms; however, in some cases we negotiate protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
Cost of revenues also include costs for the small-scale renewable energy plants that we own, including the cost of fuel (if any) and depreciation charges.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income. Amortization expense for the years ended December 31, 2013 and 2012 related to customer contracts was $1.6 million and $2.5 million, respectively.
Gross margin, which is gross profit as a percent of revenues, is affected by a number of factors, including the type of services performed. Renewable energy projects that we own and operate typically have higher margins than energy efficiency projects, and sales in the United States typically have higher margins than in Canada due to the typical mix of products and services that we sell there.
In addition, gross margin frequently varies across the construction period of a project. Our expected gross margin on, and expected revenues for, a project are based on budgeted costs. From time to time, a portion of the contingencies reflected in budgeted costs are not incurred due to strong execution performance. In that case, and generally at project completion, we recognize revenues for which there is no further corresponding cost of revenues. As a result, gross margin tends to be back-loaded for projects with strong execution performance; this explains the gross margin improvement that occurs from time to time at project closeout. We refer to this gross margin improvement at the time of project completion as a project closeout.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries and benefits, project development costs, and general and administrative expenses not directly related to the development or installation of projects.
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
General and administrative expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the years ended December 31, 2013 and 2012, we recorded amortization expense of $3.3 million and $2.8 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in selling, general and administrative expenses in the consolidated statements of income. For the year ended December 31, 2013 we recorded $1.1 million related to the release of a contingent liability associated with a prior year acquisition. For the year ended December 31, 2012, we recorded $0.8 million relating to a gain on sale of an asset.
Goodwill Impairment
We conducted our annual goodwill impairment test as of December 31, 2013, 2012 and 2011 for all reporting units and noted no impairment as of the 2013 and 2011 testing dates. The testing performed for the year ended December 31, 2012, which was based on our most recent cash flow forecast, indicated that the goodwill of our Canada reporting unit related to our 2009 acquisition of Byrne Engineering, Inc. (“Byrne”), was likely impaired as the carrying value of the reporting unit exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1.0 million during the year ended December 31, 2012.
Other Expenses, Net
Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings and amortization of deferred financing costs, and unrealized gains and losses on derivatives not accounted for as hedges or the ineffective portion of those that are accounted for as hedges. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
Provision for Income Taxes
The provision for income taxes is based on various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
Non-GAAP Financial Measures
We use the non-GAAP financial measures defined and discussed below to provide investors and others with useful supplemental information to our financial results prepared in accordance with GAAP. These non-GAAP financial measures should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. The tables below provide a reconciliation of these non-GAAP measures to the most directly comparable financial measures prepared in accordance with GAAP.
We understand that, although measures similar to these non-GAAP financial measures are frequently used by investors and securities analysts in their evaluation of companies, they have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for the most directly comparable GAAP financial measures or an analysis of our results of operations as reported under GAAP. To properly and prudently evaluate our business, we encourage investors to review our GAAP financial statements included above, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
We define adjusted EBITDA as operating income before depreciation, amortization of intangible assets, impairment of goodwill and share-based compensation expense. We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons: adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired; securities analysts often use adjusted EBITDA and similar non-GAAP measures as supplemental measures to evaluate the overall operating performance of companies; and by comparing our adjusted EBITDA in different historical periods, investors can evaluate our operating results without the additional variations of depreciation and amortization expense, goodwill impairment and share-based compensation expense.
Our management uses adjusted EBITDA: as a measure of operating performance, because it does not include the impact of items that we do not consider indicative of our core operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of the business; to evaluate the effectiveness of our business strategies; and in communications with the board of directors and investors concerning our financial performance.
Adjusted Free Cash Flow
We define adjusted free cash flow as net cash (used in) provided by operating activities, less purchases of property and equipment, plus proceeds from Federal ESPC projects. Cash received in payment of Federal ESPC projects is treated as a financing cash flow under GAAP due to the unusual financing structure for these projects. These cash flows, however, correspond to the revenue generated by these projects. Thus we believe that adjusting operating cash flow to include the cash generated by our Federal ESPC projects and to give effect for purchases of property and equipment provides investors with a useful measure for evaluating the cash generating ability of our core operating business. Our management uses adjusted free cash flow as a measure of liquidity because it captures all sources of cash associated with our revenue generated by operations.

Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating income	$6,632	$28,657	$50,686
Depreciation, amortization of intangible assets and impairment	20,475	20,356	14,008
Stock-based compensation	2,799	3,351	2,866
Adjusted EBITDA	$29,906	$52,364	$67,560
The following table presents a reconciliation of adjusted free cash flow to cash (used in) provided by operating activities, the most comparable GAAP measure:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash (used in) provided by operating activities	$(60,609)	$42,209	$(108,767)
Less: purchases of property and equipment	(2,331)	(5,061)	(3,450)
Plus: proceeds from federal ESPC projects	40,010	30,203	133,776
Adjusted free cash flow	$(22,930)	$67,351	$21,559
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expense and related disclosures. The most significant estimates with regard to these consolidated financial statements relate to estimates of final contract profit in accordance with long-term contracts, project development costs, project assets, impairment of goodwill, impairment of long-lived assets, fair value of derivative financial instruments, income taxes and stock-based compensation expense. Such estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions are made on an ongoing basis, and accordingly, the actual results may differ from these estimates under different assumptions or conditions.
The following are critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
For each arrangement we have with a customer, we typically provide a combination of one or more of the following services or products:

•	installation or construction of energy efficiency measures, facility upgrades and/or a renewable energy plant to be owned by the customer;

•	sale and delivery, under long-term agreements, of electricity, gas, heat, chilled water or other output of a renewable energy or central plant that we own and operate;

•	sale and delivery of PV equipment and other renewable energy products for which we are a distributor, whether under our own brand name or for others;

•	O&M services provided under long-term O&M agreements, as well as consulting services; and

•	enterprise energy management services.

Often, we will sell a combination of these services and products in a bundled arrangement. We divide bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using third party evidence or management’s best estimate of selling price.
We recognize revenues from the installation or construction of a project on a percentage-of-completion basis. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. In accordance with industry practice, we include in current assets and liabilities the amounts of receivables related to construction projects that are payable over a period in excess of one year. We recognize revenues associated with contract change orders only when the authorization for the change order has been properly executed and the work has been performed.
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
We recognize revenues from the sale and delivery of products, including the output of our renewable energy plants, when produced and delivered to the customer, in accordance with the specific contract terms, provided that persuasive evidence of an arrangement exists, our price to the customer is fixed or determinable and collectability is reasonably assured.
We recognize revenues from O&M contracts, consulting services and enterprise energy management services as the related services are performed.
For a limited number of contracts under which we receive additional revenue based on a share of energy savings, we recognize such additional revenue as energy savings are generated.
Project Development Costs
We capitalize as project development costs only those costs incurred in connection with the development of energy efficiency and renewable energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and associated travel, if incurred after a point in time when the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenues are expensed as incurred.
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $2.1 million and $0.4 million, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the life of the asset or until the next required major maintenance or overhaul period. Gains or losses on disposal of property and equipment are reflected in selling, general and administrative expenses in the consolidated statements of income.
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
Impairment of Goodwill and Intangible Assets
We apply accounting standards codification (“ASC”) 350, Intangibles-Goodwill and Other, in accounting for the valuation of goodwill and identifiable intangible assets. We have selected December 31 as our annual goodwill impairment review date. During our annual goodwill impairment tests at December 31, 2013 and 2011, we determined that the fair value of the enterprise value (equity value plus debt less cash) exceeded the carrying value of the enterprise value for all reporting units, and therefore goodwill and intangible assets were not impaired. During our annual goodwill impairment test at December 31, 2012, we determined that the fair value of our Canada reporting unit did not exceed the carrying value of its enterprise value, and therefore goodwill was impaired and an impairment charge of $1.0 million was recorded against the goodwill of our Canada reporting unit on December 31, 2012; we also determined that the remainder of our goodwill and intangible assets were not impaired as of December 31, 2012. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of December 31, 2013 that exceeded their carrying values by greater than 39% except for our Canada and Solar reporting units which had estimated fair values in excess of their carrying values of 11% and 18%, respectively. The carrying value of goodwill assigned to the Canada and Solar reporting units were $4.1 million and $7.6 million, respectively.
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. We assess the impairment of goodwill and intangible assets with indefinite lives on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that, more likely than not, the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base stock price of our public competitors for a sustained period of time. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.
The first step, or Step 1, of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at our December 31, 2013, 2012 and 2011 annual testing dates and determined, with the exception of our Canada reporting unit as of December 31, 2012, that the fair value of the enterprise value exceeded the carrying value of the enterprise value, and therefore that goodwill was not impaired.
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
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the life over which our intangible assets are amortized is necessary or more frequently if events or circumstances warrant. We review all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.
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
As previously described, for the year ended December 31, 2012, during the course of our valuation analysis it was determined that the fair value of our Canada segment was less than the carrying amount of this segment. This determination prompted the performance of the Step 2 test as prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with carrying amount of the goodwill. The fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The carrying amount of the goodwill of our Canada segment exceeded the implied fair value of that goodwill and an impairment charge of $1.0 million was recorded against this goodwill in the fourth quarter of 2012.
Impairment of Long-Lived Assets
We use the guidance prescribed in ASC 360, Property, Plant and Equipment, for the proper testing and valuation methodology to ensure we record any impairment when the carrying amount of a long-lived asset is not recoverable equivalent to an amount equal to its fair market value.
We review long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Examples of such triggering events applicable to our asset groups include a significant decrease in the market price of a long-lived asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group.
Should an asset group be identified as potentially impaired based on the defined criteria, an impairment test is performed that includes a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. During the twelve months ended December 31, 2013, no asset group was identified as being potentially impaired. If these estimates or their related assumptions change in the future, an impairment charge may be required against these assets in the reporting period in which the impairment is determined.
Derivative Financial Instruments
We account for our interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on our consolidated balance sheets at fair value. The fair value of our interest rate swaps is determined based on observable market data in combination with expected cash flows for each instrument.
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
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes five credit facilities, both project related and corporate, that utilize a variable rate swap instrument.

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
The interest rate swap that we entered into in March 2010 was a floating-to-fixed interest rate swap. Effective March 29, 2013, we have designated this interest rate swap as a cash flow hedge using the “long-haul” method.
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

Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods. For the years ended December 31, 2013, 2012 and 2011, we recorded stock-based compensation expense of approximately $2.8 million, $3.4 million, and $2.9 million, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options.
Stock Option Grants
We have granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan. We have also granted stock options to certain employees and directors under our 2010 stock incentive plan. At December 31, 2013, 8,535,127 shares were available for grant under that plan.
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
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and record stock-based compensation expense utilizing the straight-line method.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.03%-2.18%	0.82%-1.25%	1.35%-2.58%
Expected volatility	34%-52%	32%	32%-33%
Expected life	6.0-6.5 years	6.5 years	6.0-6.5 years
We will continue to use our judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated financial statements. These expenses will affect our cost of revenues as well as our selling, general and administrative expenses.
As of December 31, 2013, we had $6.0 million of total unrecognized stock-based compensation cost related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 2.9 years after December 31,

2013. The allocation of this expense between cost of revenues and selling, general and administrative expenses will depend on the salaries and work assignments of the personnel holding these options.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU” 2013-11). The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial statements.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Dollar	% of	Dollar	% of	Dollar	% of
(in $’000s)	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$574,171	100.0%	$631,171	100.0%	$728,200	100.0%
Cost of revenues	470,846	82.0%	503,024	79.7%	593,154	81.5%
Gross profit	103,325	18.0%	128,147	20.3%	135,046	18.5%
Selling, general and administrative expenses	96,693	16.8%	98,474	15.6%	84,360	11.6%
Goodwill impairment	—	—%	1,016	0.2%	—	—%
Operating income	6,632	1.2%	28,657	4.5%	50,686	7.0%
Other expenses, net	3,873	0.7%	4,050	0.6%	6,506	0.9%
Income before provision for income taxes	2,759	0.5%	24,607	3.9%	44,180	6.1%
Income tax provision	345	0.1%	6,247	1.0%	10,767	1.5%
Net income	$2,414	0.4%	$18,360	2.9%	$33,413	4.6%
Revenues
The following table sets forth a comparison of our revenues for the periods indicated:

	Year Ended December 31,		Dollar	Percentage
(in $’000s)	2013	2012	Change	Change
Revenues	$574,171	$631,171	$(57,000)	(9.0)%

	Year Ended December 31,		Dollar	Percentage
(in $’000s)	2012	2011	Change	Change
Revenues	$631,171	$728,200	$(97,029)	(13.3)%
We derive our revenues primarily from energy efficiency products and services, which accounted for approximately 64.4%, 71.1% and 75.7% of total revenues in 2013, 2012 and 2011, respectively. Total revenues decreased by $57.0 million, or 9.0%, from 2012 to 2013 primarily due to an $81.3 million decrease in energy efficiency revenues, partially offset by a $14.1 million increase in renewable energy revenues, a $5.7 million increase in O&M revenue and a $4.5 million increase in other revenues. The decrease in energy efficiency revenues was primarily due to the lagged effect of delays in converting awarded projects to signed contracts, a trend continued from 2012 and that we expect to continue into 2014.

Total revenues decreased by $97.0 million, or 13.3%, from 2011 to 2012 due to lower energy efficiency revenues, partly offset by higher renewable energy revenues. Total revenues were down from 2011 to 2012 as we experienced a sustained lengthening of conversion times from awarded projects to signed contracts. Continued U.S. federal fiscal uncertainty not only contributed to a lengthening of our sales cycle for U.S. federal projects, but also adversely affected both municipal and commercial customers across most geographic regions. We observed among our existing and prospective customer base increased scrutiny of decisions about spending and about incurring debt to finance projects. For example, we observed increased use of outside consultants and advisors, as well as adoption of additional approval steps, by many of our customers, which resulted in a lengthening of the sales cycle. As a result, during 2012 we experienced a sustained market disruption that affected all geographic regions and all levels of government.
Cost of Revenues and Gross Margin
The following table sets forth a comparison of our cost of revenues and gross profit for the periods indicated:

	Year Ended December 31,		Dollar	Percentage
(in $’000s)	2013	2012	Change	Change
Cost of revenues	$470,846	$503,024	$(32,178)	(6.4)%
Gross margin %	18.0%	20.3%

	Year Ended December 31,		Dollar	Percentage
(in $’000s)	2012	2011	Change	Change
Cost of revenues	$503,024	$593,154	$(90,130)	(15.2)%
Gross margin %	20.3%	18.5%
Cost of revenues. The majority of our expenses are incurred in connection with energy efficiency projects for which expenses represented approximately 81.3%, 79.0%, and 81.1% of energy efficiency revenue in 2013, 2012 and 2011, respectively. Total cost of revenues decreased by $32.2 million, or 6.4%, from 2012 to 2013 due primarily to the decrease in revenues year-over-year. Total cost of revenues decreased by $90.1 million, or 15.2%, from 2011 to 2012 due primarily to the decrease in energy efficiency revenues, partially offset by improved gross margin for both energy efficiency and renewable energy.
Gross margin. Gross margin decreased from 20.3% in 2012 to 18.0% in 2013. The decrease was driven primarily by a proportional increase in lower margin projects as a percentage of total revenues as well as fewer project closeout adjustments in 2013. Gross margin increased from 18.5% in 2011 to 20.3% in 2012. The increase was driven by higher margin projects across a number of U.S. regions, project closeouts, which contribute revenues for which all related cost of revenues previously have been incurred, renewable energy gross margin increases primarily related to small-scale infrastructure and integrated-PV and contributions from our higher gross margin offerings attributable to our acquisitions of AEG and AIS in the second half of 2011.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods indicated:

	Year Ended December 31,		Dollar	Percentage
(in $’000s)	2013	2012	Change	Change
Selling, general and administrative expenses	$96,693	$98,474	$(1,781)	(1.8)%

	Year Ended December 31,		Dollar	Percentage
(in $’000s)	2012	2011	Change	Change
Selling, general and administrative expenses	$98,474	$84,360	$14,114	16.7%
Selling, general and administrative expenses decreased $1.8 million, or 1.8%, from 2012 to 2013 to $96.7 million primarily due to a decrease in salaries and benefits of $6.7 million, resulting from improved utilization rates (that is, an increase in employee time spent on specific project or revenue generating activity) partially offset by a $2.3 million increase in professional fees, a $1.1 million increase in information technology expenses, a $0.5 million increase in insurance expense and a $0.7 million increase in depreciation and amortization expense.

Selling, general and administrative expenses increased $14.1 million or 16.7% to $98.5 million from 2011 to 2012 primarily due to an increase in salaries and benefits of $10.5 million, resulting from increased headcount due to the full year effect of acquisitions during 2011 and from opening six new offices during 2012, an increase of $2.8 million due primarily to the costs necessary to support our continued growth, including expenses attributable to being a public company, such as auditing, compliance and insurance costs, and $2.4 million of incremental intangible asset amortization expense attributable to our acquisitions in the second half of 2011 and in 2012.
Goodwill Impairment
We conducted our annual goodwill impairment test as of December 31, 2013, 2012 and 2011 for all reporting units and noted no impairment of goodwill as of the 2013 and 2011 test dates. The 2012 test, which was based on our then most recent cash flow forecast, indicated that the goodwill of our Canada reporting unit related to our 2009 Byrne acquisition was impaired, as the carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1.0 million during the year ended December 31, 2012.
Other Expenses, Net
The following table shows the activity in other expenses, net for the periods indicated:

	Year Ended December 31,
(in $’000s)	2013	2012	2011
Unrealized (gain) loss from derivatives	$(1,459)	$98	$1,314
Interest expense, net of interest income	4,600	3,496	4,130
Amortization of deferred financing costs, net	732	456	1,062
Other expenses, net	$3,873	$4,050	$6,506
Other expenses, net decreased from 2012 to 2013 by $0.2 million primarily due to the unrealized gain from derivatives. Other expenses, net decreased from 2011 to 2012 by $2.5 million primarily due to a decrease in unrealized loss from derivatives of $1.3 million which was market related, a decrease in interest expense, net of $0.6 million reflecting lower net borrowings and higher capitalization of interest for 2012, and the remainder relates to a decrease in amortization of deferred financing costs of $0.3 million.
Income Before Taxes
Income before taxes decreased from 2012 to 2013 by $21.8 million, or 88.8%, primarily due to lower revenues and a decrease in gross margin, both as described above. Income before taxes decreased from 2011 to 2012 by $19.6 million, or 44.3%, primarily due to lower revenues and an increase in operating expenses, both as described above.
Provision for Income Taxes
The provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. Our statutory rate, which is a combined federal and state rate, has ranged between 38.1% and 39.8%. During 2013, we recognized income taxes of $0.3 million, or 12.5% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $3.6 million reduction in the 2013 provision, or a reduction of 128.9 percentage points in the effective rate.
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
Net Income
As a result of the 2013 outcomes discussed above net income decreased in 2013 by $15.9 million, or 86.9%. Earnings per share in 2013 was $0.05 per basic share, representing a decrease of $0.36, or 87.8%, and $0.05 per diluted share, representing a decrease of $0.35, or 87.5%. The weighted-average number of basic and diluted shares increased in 2013 by 2.0% and 0.9%, respectively. The exercise of incentive stock options accounted for the increase in basic shares, while the awarding of new stock options contributed to an increase in diluted shares.
As a result of the 2012 outcomes discussed above net income decreased in 2012 by $15.1 million, or 45.1%. Earnings per share in 2012 was $0.41 per basic share, representing a decrease of $0.37, or 47.4%, and $0.40 per diluted share, representing a decrease of $0.35, or 46.7%. The weighted-average number of basic and diluted shares increased in 2012 by 4.8% and 2.9%, respectively. The exercise of incentive stock options accounted for the increase in basic shares, while the awarding of new stock options contributed to an increase in diluted shares.
As a result of the 2011 outcomes discussed above net income increased in 2011 by $5.9 million, or 21.4%. Earnings per share in 2011 was $0.78 per basic share, representing a decrease of $0.29, or 27.1%, and $0.75 per diluted share, representing an increase of $0.09, or 13.6%. The weighted-average number of basic and diluted shares increased in 2011 by 65.5% and 7.7%, respectively. The increase in our basic shares was due mainly to the conversion of 3.2 million shares of Series A preferred stock into 1.3 million shares of Class A common stock and 18.0 million shares of Class B common stock in connection with our initial public offering and the exercise of 2.2 million options and warrants for shares of Class A common stock. The issuance and sale of 6.3 million shares of Class A common stock in our initial public offering contributed to the increase in both. The increase in the weighted-average number of diluted shares outstanding also was the result of the grant of new stock options and the increase in the market price of our stock.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2013 are U.S. Regions, Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling, produced from renewable sources of energy and generated by small-scale plants that we own. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$314,339	$382,118	$(67,779)	(17.7)%
Income before taxes	$22,408	$44,361	$(21,953)	(49.5)%

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
Revenues	$382,118	$379,529	$2,589	0.7%
Income before taxes	$44,361	$42,029	$2,332	5.5%
Total revenues for the U.S. Regions segment decreased from 2012 to 2013 by $67.8 million, or 17.7%, to $314.3 million primarily due to an $81.8 million decrease in energy efficiency revenues, partially offset by a $14.3 million increase in renewable energy revenues and a $3.3 million increase in O&M revenue. The decrease in energy efficiency revenues was primarily due to the lagged effect of delays in converting awarded projects to signed contracts, a trend continued from 2012 and that we expect to continue into 2014.
Total revenues for the U.S. Regions segment increased from 2011 to 2012 by $0.3 million, or 0.1%, to $382.1 million primarily due to a $4.1 million increase in O&M revenue, partially offset by decreases in revenues across the segment primarily due to a lengthening of conversion times from awarded projects to signed contracts.
Income before taxes for the U.S. Regions segment decreased from 2012 to 2013 by $22.0 million, or 49.5%, to $22.4 million. The decrease was primarily due to the decrease in revenues, a proportional increase in lower margin projects as a percentage of total revenues as well as fewer project closeout adjustments in 2013.
Income before taxes for the U.S. Regions segment increased from 2011 to 2012 by $2.3 million, or 5.5%, to $44.4 million. The increase was primarily due to higher margin projects across a number of U.S. regions and project closeouts, which contribute revenues for which all related cost of revenues previously have been incurred.
U.S. Federal

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$70,452	$73,469	$(3,017)	(4.1)%
Income before taxes	$6,430	$2,263	$4,167	184.1%

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
Revenues	$73,469	$145,199	$(71,730)	(49.4)%
Income before taxes	$2,263	$19,252	$(16,989)	(88.2)%
Total revenues for the U.S. Federal segment decreased from 2012 to 2013 by $3.0 million, or 4.1%, to $70.5 million primarily due to the U.S. federal government sequestration during 2013 resulting in a delay in the conversion of project backlog to revenues.
Total revenues for the U.S. Federal segment decreased from 2011 to 2012 by $71.7 million, or 49.4%, to $73.5 million primarily due to a $42.5 million decline in revenues from the Savannah River project, which was completed in the fourth quarter of 2011 and transitioned to its O&M phase, and the effects of fewer projects entering the construction phase during 2011 and the first half of 2012. We experienced delays during 2011 and continuing through 2012 in converting awarded projects to signed contracts, arising, we believe, initially from implementation and adoption of new enhanced competition rules for federal ESPCs released in the second quarter of 2011, and, beginning in 2012, from additional diligence steps in response to pressure from respective committees responsible for approving energy efficiency projects.
Income before taxes for the U.S. Federal segment increased from 2012 to 2013 by $4.2 million, or 184.1%, to $6.4 million. The increase was primarily due to an improvement in profit margins due to project mix and a $1.3 million decrease in selling, general and administrative expenses as a result of improved utilization rates.
Income before taxes for the U.S. Federal segment decreased from 2011 to 2012 by $17.0 million, or 88.2%, to $2.3 million. The decrease was primarily due to decreased revenues as described above and a greater portion of lower margin projects within the segment’s revenue mix.

Canada

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$68,797	$60,564	$8,233	13.6%
Loss before taxes	$(3,043)	$(4,179)	$1,136	27.2%

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
Revenues	$60,564	$110,211	$(49,647)	(45.0)%
(Loss) income before taxes	$(4,179)	$1,976	$(6,155)	(311.5)%
Total revenues for the Canada segment increased from 2012 to 2013 by $8.2 million, or 13.6%, to $68.8 million, primarily due to an increase in new customer contracts and the full year impact of the 2012 FAME acquisition.
Total revenues for the Canada segment decreased from 2011 to 2012 by $49.6 million, or 45.0%, to $60.6 million primarily due to the effects of fewer projects entering the construction phase and delays in converting both proposals to awarded projects and awarded projects to signed contracts arising from what we believe was continued government and municipal customer uncertainty related to the consequences of election outcomes.
Loss before taxes for the Canada segment decreased from 2012 to 2013 by $1.1 million, or 27.2%, to a loss of $3.0 million. The improvement is primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses related to improved operating efficiencies.
Income (loss) before taxes for the Canada segment decreased from 2011 to 2012 by $6.2 million, or 311.5%, to a loss of $4.2 million. The decrease is primarily due to decreased revenues as described above.
Small-Scale Infrastructure

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$40,388	$37,979	$2,409	6.3%
Income before taxes	$4,365	$2,031	$2,334	114.9%

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
Revenues	$37,979	$35,441	$2,538	7.2%
Income before taxes	$2,031	$424	$1,607	379.0%
Total revenues for the Small-Scale Infrastructure segment increased from 2012 to 2013 by $2.4 million, or 6.3%, to $40.4 million primarily due to an increase in the number of plants fully operational during 2013, as well as a $0.8 million increase in revenue recognized from the sale of renewable energy certificates.
Total revenues for the Small-Scale Infrastructure segment increased from 2011 to 2012 by $2.5 million, or 7.2%, to $38.0 million primarily due to an increase in the number of plants fully operational during 2012, as well as a $1.7 million increase in revenue recognized from the sale of renewable energy certificates.
Income before taxes for the Small-Scale Infrastructure segment increased from 2012 to 2013 by $2.3 million, or 114.9%, to $4.4 million. The increase was primarily due to the increase in revenues described above, a decrease in maintenance expense and a $1.4 million gain on the ineffective portion of our interest rate swaps, partially offset by an increase in depreciation expense.
Income before taxes for the Small-Scale Infrastructure segment increased from 2011 to 2012 by $1.6 million, or 379.0%, to $2.0 million. The increase was primarily due to the increase in revenues described above and a $1.3 million loss on the ineffective portion of our interest rate swaps for the year ended December 31, 2011.

All Other & Unallocated Corporate Activity

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$80,195	$77,041	$3,154	4.1%
(Loss) income before taxes	$(1,282)	$1,321	$(2,603)	(197.0)%
Unallocated corporate activity	$(26,120)	$(21,191)	$(4,929)	23.3%

(in $’000s)	Year Ended December 31,		Dollar	Percentage
	2012	2011	Change	Change
Revenues	$77,041	$57,822	$19,219	33.2%
Income (loss) before taxes	$1,321	$(713)	$2,034	285.3%
Unallocated corporate activity	$(21,191)	$(18,788)	$(2,403)	12.8%
Total revenues not allocated to segments and presented as all other, increased from 2012 to 2013 by $3.2 million, or 4.1%, to $80.2 million primarily due to a $3.6 million increase in integrated-PV sales.
Total revenues not allocated to segments and presented as all other, increased from 2011 to 2012 by $19.2 million, or 33.2%, to $77.0 million primarily due to incremental revenues from our acquisitions of AEG and AIS in 2011, which contributed $17.7 million.
Income (loss) before taxes not allocated to segments and presented as all other, decreased from 2012 to 2013 by $2.6 million, or 197.0%, to a loss of $1.3 million primarily due to investments made in new products and service offerings that are not yet generating meaningful revenues, partially offset by the increase in revenues described above.
Income (loss) before taxes not allocated to segments and presented as all other, increased from 2011 to 2012 by $2.0 million, or 285.3%, to $1.3 million primarily due to the increase in revenues as described above.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity increased from 2012 to 2013 by $4.9 million, or 23.3%, to $26.1million primarily due to an increase in salary and benefit expenses related to an increase in headcount and increased professional fees.
Unallocated corporate activity not allocated to segments increased from 2011 to 2012 by $2.4 million, or 12.8%, to $21.2 million primarily due to the costs necessary to support our continued growth, including expenses attributable to being a public company, such as auditing, compliance and insurance costs.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through existing net cash available, cash flow from operations and various forms of debt.
We consider the difference between cash and cash equivalents and the book overdraft to represent the net cash available to meet our liquidity requirements. Those amounts were as follows as of December 31, 2013, 2012 and 2011:

	As of December 31,
(in $’000s)	2013	2012	2011
Cash and cash equivalents	$17,171	$63,348	$44,691
Book overdraft	—	—	(7,297)
Net cash available	$17,171	$63,348	$37,394
At December 31, 2011, we recorded a book overdraft which represents certain checks issued on a disbursement bank account but not yet paid by that bank. Accounting conventions require that the book overdraft be presented as a current liability. There were no book overdrafts as of December 31, 2013 or 2012. We presented the book overdraft as a financing activity in the consolidated statements of cash flows.

The changes in cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
(in $’000s)	2013	2012	2011
		(Revised)	(Revised)
Net cash (used in) provided by operating activities	$(60,609)	$42,209	$(108,767)
Net cash used in investing activities	(29,937)	(48,953)	(105,601)
Net cash provided by financing activities	43,190	43,486	196,989
Effect of exchange rate changes on cash	1,179	328	(1,035)
Net (decrease) increase in cash and cash equivalents	$(46,177)	$37,070	$(18,414)
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through 2014 and thereafter.
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us for the ESPC receivables transferred to the investor ceases upon final acceptance of the work by the government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements are recorded as financing cash inflows. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash transaction. See Note 2 to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.
Our service offering also includes the development, construction and operation of small-scale renewable energy plants. Small-scale renewable energy projects, or project assets, can either be developed for the portfolio of assets that we own and operate or designed and built for customers. Expenditures related to projects that we own are recorded as cash outflows from investing activities. Expenditures related to projects that we build for customers are recorded as cash outflows from operating activities as cost of revenues.
Capital expenditures. Our total capital expenditures were $23.6 million in 2013, $44.9 million in 2012, and $45.2 million in 2011. The 2013, 2012 and 2011 capital expenditures were net of Section 1603 rebates received of $3.3 million, $7.3 million, and $6.7 million, respectively. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forgo such tax credits in exchange for the payment made under Section 1603. Additionally, in 2013, 2012 and 2011 we invested $9.8 million, $4.0 million and $66.2 million in acquisitions, respectively. We currently plan to make capital expenditures of approximately $15.0 million in 2014, principally for new renewable energy plants.
Cash flows from operating activities. Operating activities used $60.6 million of net cash during 2013. In 2013, we had net income of $2.4 million, which is net of non-cash compensation, depreciation, amortization, gains on contingent liabilities and sales of assets, deferred income taxes and other non-cash items totaling $1.2 million. Net increases in accounts receivable including retainage, inventory, net costs and estimated earnings in excess of billings, project development costs, other assets, and decreases in accounts payable and accrued expenses and income taxes payable used $28.9 million, partially offset by decreases in prepaid expenses and increases in other liabilities which provided $5.7 million. Federal ESPC receivables used $41.0 million. As described above, Federal ESPC operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities provided $42.2 million of net cash during 2012. In 2012, we had net income of $18.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $19.5 million. Net decreases in accounts receivable including retainage, net costs and estimated earnings in excess of billings, and increases in accounts payable and accrued expenses, other liabilities and income taxes payable provided

$54.1 million. However, increases in restricted cash, project development costs, inventory, prepaid expenses and other current assets used $21.1 million. Federal ESPC receivables used $28.7 million.
Operating activities used $108.8 million of net cash during 2011. In 2011, we had net income of $33.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $35.9 million. Net increases in restricted cash, accounts receivable including retainage, inventory, net costs and estimated earnings in excess of billings, prepaid expenses and other current assets and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable used $80.7 million. However, net decreases in project development costs and other assets provided $2.4 million in cash. Federal ESPC receivables used $99.8 million.
Cash flows from investing activities. Cash used for investing activities totaled $29.9 million during 2013 and consisted of capital investments of $24.5 million related to the development of renewable energy plants; $2.3 million related to purchases of other property and equipment; and $9.8 million for the acquisitions of Ennovate and ESP. Offsetting these amounts were, the sale of assets of $3.5 million and $3.3 million of Section 1603 and other rebates received during the period.
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
Cash flows from financing activities. Net cash used in financing activities totaled $43.2 million during 2013 and included repayments of $14.7 million on long-term debt and payments of $0.5 million relating to financing fees. These uses of financing cash were offset by the release of $1.6 million from restricted cash accounts, proceeds from long-term debt financing of $9.4 million and exercises of options provided $2.1 million. Proceeds from Federal ESPC projects provided $40.0 million in cash.
Net cash used in financing activities totaled $43.5 million during 2012 and included repayments of $9.3 million on our senior secured credit facility, repayments of $5.6 million on other long-term debt, payments of $3.2 million relating to financing fees, payments of $2.7 million into restricted cash accounts, and the book overdraft of $7.3 million. These were offset by proceeds from long-term debt financing of $37.7 million and exercises of options which provided $3.5 million. Proceeds from Federal ESPC projects provided $30.2 million in cash.
Net cash provided by financing activities totaled $197.0 million during 2011. Most of this was due to the $40.0 million term loan portion of our senior secured credit facility, book overdraft of $7.3 million as well as proceeds from long-term debt financing of $7.9 million net of payments. Exercises of options provided $6.4 million. These were partially offset by reductions in restricted cash of $2.7 million. Proceeds from Federal ESPC projects provided $133.8 million in cash.
Senior Secured Credit Facility — Revolver and Term Loan
We have a credit and security agreement with two banks. The credit facility consists of a $60.0 million revolving credit facility and an initial $40.0 million term loan. At December 31, 2013, no amounts were outstanding under the revolving credit facility and $25.7 million was outstanding under the term loan. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. is the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own and for which financing from others remains outstanding, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA amount on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
We recently amended the senior credit facility to:

•	increase the margins over the applicable benchmark rate in determining the interest rate by 25 basis points;

•	waive compliance with the minimum EBITDA covenant for the four consecutive fiscal quarters ended December 31, 2013;

•
reduce the required minimum EBITDA amount to $16.5 million for the four consecutive fiscal quarters ended March 31, 2014, $22.0 million for the four consecutive fiscal quarters ended June 30, 2014, $24.0 million for the four consecutive fiscal quarters ended September 30, 2014, and $27.0 million for the four consecutive fiscal quarters ended December 31, 2014 and thereafter;

•
increase the maximum ratio of total funded debt to EBITDA as of the end of each fiscal quarter to 2.5 to 1.0 for March 31, 2014 and 2.25 to 1.0 for June 30, 2014, returning to 2.0 to 1.0 for September 30, 2014 and thereafter; and

•
reduce the minimum ratio of cash flow to debt service to 1.25 to 1.0 for the four fiscal quarters ended March 31, 2014, returning to 1.5 to 1.0 for the four fiscal quarters ended June 30, 2014 and thereafter.

As of December 31, 2013 we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of December 31, 2013, we had outstanding $90.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2015 to 2028. One loan, with an outstanding balance as of December 31, 2013 of $4.3 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at December 31, 2013 of $45.3 million, requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2012, we had outstanding $88.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028. As of December 31, 2011, we had outstanding $56.2 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2024.
Federal ESPC liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $44.3 million and $92.8 million in principal amounts at December 31, 2013 and 2012, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2013 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2013:

	Payments due by Period
		Less than	One to	Three to	More than
(in $’000s)	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	25,714	5,714	20,000	—	—
Project Financing:
Construction and term loans	90,481	7,259	14,734	13,645	54,843
Federal ESPC liabilities(1)	44,297	—	44,297	—	—
Interest obligations(2)	38,200	5,402	9,212	7,032	16,554
Operating leases	10,954	3,049	4,829	2,647	429
Total	$209,646	$21,424	$93,072	$23,324	$71,826

(1)
Federal ESPC arrangements relate to the installation and construction of projects for certain customers, typically federal governmental entities, where we assign to third-party lenders our right to customer receivables. We are relieved of the liability when the project is completed and accepted by the customer. We typically expect to be relieved of the liability between one and three years from the date of project construction commencement. The table does not include, for our federal ESPC liability arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the lender and the amount received by us from the lender for such sale.

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2013 remains constant for the term of the facility.

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
Interest Rate Risk
We had cash and cash equivalents totaling $17.2 million as of December 31, 2013 and $63.3 million as of December 31, 2012. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. The interest rate swaps that we have entered into qualify and have been designated as fair value hedges. (See Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K).

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
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and beginning in June of 2013 in British pounds (“GBP”). Also, a significant number of employees are located in Canada and the United Kingdom (“U.K.”), and the companies transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income. For the year ended December 31, 2013, due to the strengthening of the U.S. dollar versus both the Canadian dollar and the GBP, our foreign currency translation resulted in a loss of $1.0 million which we recorded as a decrease in accumulated other comprehensive income. For the year ended December 31, 2012, due to changes in the U.S.-Canadian exchange rate that were favorable to the value of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million, which we recorded as a increase in accumulated other comprehensive income.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries, but have elected to invest in new business opportunities there. See Note 8 to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,170,736	$63,347,645
Restricted cash	15,496,829	26,358,908
Accounts receivable, net	86,008,308	84,124,627
Accounts receivable retainage	21,018,816	23,197,784
Costs and estimated earnings in excess of billings	71,204,421	62,096,284
Inventory, net	10,256,415	9,502,289
Prepaid expenses and other current assets	10,176,880	9,600,619
Income tax receivable	3,970,726	5,385,242
Deferred income taxes	4,842,635	5,190,718
Project development costs	9,686,354	9,038,725
Total current assets	249,832,120	297,842,841
Federal ESPC receivable	44,297,275	91,854,808
Property and equipment, net	8,699,048	9,387,218
Project assets, net	210,744,176	207,274,982
Deferred financing fees, net	5,319,642	5,746,177
Goodwill	53,074,362	48,968,390
Intangible assets, net	10,253,181	9,742,878
Other assets	22,439,759	4,654,709
Total assets	$604,659,563	$675,472,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,973,591	$12,452,678
Accounts payable	88,733,043	101,007,455
Accrued expenses and other current liabilities	11,947,022	13,157,024
Billings in excess of cost and estimated earnings	16,932,639	22,271,655
Income taxes payable	615,063	—
Total current liabilities	131,201,358	148,888,812
Long-term debt, less current portion	103,221,845	109,079,009
Federal ESPC liabilities	44,297,304	92,843,163
Deferred income taxes	11,318,406	24,888,229
Deferred grant income	8,163,368	7,590,730
Other liabilities	29,652,488	30,362,869
Commitments and contingencies (Note 12)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2013	2012
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,869,317 shares issued and outstanding at December 31, 2013, 32,019,982 shares issued and 27,186,698 outstanding at December 31, 2012	2,787	3,202
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2013 and 2012	1,800	1,800
Additional paid-in capital	102,586,666	93,141,432
Retained earnings	171,093,577	177,169,717
Accumulated other comprehensive income, net	3,112,442	713,194
Non-controlling interest	7,522	(27,583)
Less — treasury stock, at cost, no shares at December 31, 2013 and 4,833,284 shares at December 31, 2012	—	(9,182,571)
Total stockholders’ equity	276,804,794	261,819,191
Total liabilities and stockholders’ equity	$604,659,563	$675,472,003

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Revenues	$574,171,249	$631,170,565	$728,200,318
Cost of revenues	470,846,710	503,023,288	593,154,171
Gross profit	103,324,539	128,147,277	135,046,147
Selling, general and administrative expenses	96,693,028	98,473,950	84,360,323
Goodwill impairment	—	1,016,325	—
Operating income	6,631,511	28,657,002	50,685,824
Other expenses, net (Note 14)	3,872,643	4,050,116	6,505,719
Income before provision for income taxes	2,758,868	24,606,886	44,180,105
Income tax provision	344,681	6,246,753	10,767,172
Net income	$2,414,187	$18,360,133	$33,412,933
Net income per share attributable to common shareholders:
Basic	$0.05	$0.41	$0.78
Diluted	$0.05	$0.40	$0.75
Weighted average common shares outstanding:
Basic	45,560,078	44,649,275	42,587,818
Diluted	46,419,199	45,995,463	44,707,132

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
Net income	$2,414,187	$18,360,133	$33,412,933
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedge, net of tax effect of $614,203, $0 and $0, respectively	3,426,903	(666,563)	(3,135,402)
Foreign currency translation adjustment	(1,027,655)	722,072	(970,884)
Total other comprehensive income (loss)	2,399,248	55,509	(4,106,286)
Comprehensive income	$4,813,435	$18,415,642	$29,306,647
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

										Accumulated
					Additional				Non-	Other	Total
	Class B Common Stock		Class A Common Stock		Paid-in	Retained	Treasury Stock		controlling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Interest	Income	Equity
Balance, December 31, 2010	18,000,000	$1,800	27,925,649	$2,793	$74,069,087	$125,396,651	4,833,284	$(9,182,571)	$—	$4,763,971	$195,051,731
Exercise of stock options, net	—	—	2,788,188	278	6,407,526	—	—	—	—	—	6,407,804
Stock-based compensation expense, including excess tax benefits of $2,725,533	—	—	—	—	5,591,239	—	—	—	—	—	5,591,239
Non-controlling interest	—	—	—	—	—	—	—	—	63,614	—	63,614
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(970,884)	(970,884)
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	(3,135,402)	(3,135,402)
Net income	—	—	—	—	—	33,412,933	—	—	—	—	33,412,933
Balance, December 31, 2011	18,000,000	1,800	30,713,837	3,071	86,067,852	158,809,584	4,833,284	(9,182,571)	63,614	657,685	236,421,035
Exercise of stock options, net	—	—	1,306,145	131	3,462,548	—	—	—	—	—	3,462,679
Stock-based compensation expense, including excess tax benefits of $259,890	—	—	—	—	3,611,032	—	—	—	—	—	3,611,032
Non-controlling interest	—	—	—	—	—	—	—	—	(91,197)	—	(91,197)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	722,072	722,072
Unrealized loss from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	(666,563)	(666,563)
Net income	—	—	—	—	—	18,360,133	—	—	—	—	18,360,133
Balance, December 31, 2012	18,000,000	1,800	32,019,982	3,202	93,141,432	177,169,717	4,833,284	(9,182,571)	(27,583)	713,194	261,819,191
Exercise of stock options, net	—	—	682,619	68	2,073,159	—	—	—	—	—	2,073,227
Stock-based compensation expense, including excess tax benefits of $5,264,433	—	—	—	—	8,063,836	—	—	—	—	—	8,063,836
Non-controlling interest	—	—	—	—	—	—	—	—	35,105	—	35,105
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,027,655)	(1,027,655)
Unrealized gain from interest rate hedge, net of tax	—	—	—	—	—	—	—	—	—	3,426,903	3,426,903
Retirement of treasury shares	—	—	(4,833,284)	(483)	(691,761)	(8,490,327)	(4,833,284)	9,182,571	—	—	—
Net income	—	—	—	—	—	2,414,187	—	—	—	—	2,414,187
Balance, December 31, 2013	18,000,000	$1,800	27,869,317	$2,787	$102,586,666	$171,093,577	—	$—	$7,522	$3,112,442	$276,804,794

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
		(Revised, see Note 2)	(Revised, see Note 2)
Cash flows from operating activities:
Net income	$2,414,187	$18,360,133	$33,412,933
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of project assets	12,594,590	11,229,380	9,701,399
Depreciation of property and equipment	3,077,902	2,828,540	2,554,867
Amortization of deferred financing fees	1,091,349	456,305	1,061,782
Amortization of intangible assets	4,802,021	5,282,170	1,752,472
Impairment of goodwill	—	1,016,325	—
Provision for bad debts	502,067	148,773	24,374
Gain on contingent liability	(1,075,112)	—	—
Gains on sales of assets	(631,917)	(800,000)	(514,828)
Unrealized (gain) loss on interest rate swaps	(1,459,058)	98,026	1,313,587
Stock-based compensation expense	2,799,403	3,351,142	2,865,706
Deferred income taxes	(15,261,027)	(3,849,798)	19,842,638
Excess tax benefits from stock-based compensation arrangements	(5,264,433)	(259,890)	(2,725,533)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash	(1,525,937)	(11,089,100)	(428,052)
Accounts receivable	(2,608,985)	25,624,181	(22,861,989)
Accounts receivable retainage	2,108,487	3,055,300	(7,786,995)
Federal ESPC receivable	(40,998,471)	(28,650,513)	(99,781,156)
Inventory	(94,076)	(858,895)	(1,808,348)
Costs and estimated earnings in excess of billings	(8,739,855)	7,225,107	(22,452,016)
Prepaid expenses and other current assets	371,082	(446,600)	(542,485)
Project development costs	(652,234)	(3,009,937)	1,816,884
Other assets	(6,862,822)	(790,597)	569,954
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(13,281,139)	10,678,911	(13,480,285)
Billings in excess of cost and estimated earnings	(4,309,877)	(4,943,161)	(452,802)
Other liabilities	5,369,736	2,975,301	(3,537,261)
Income taxes payable	7,024,913	4,578,300	(7,311,938)
Net cash (used in) provided by operating activities	(60,609,206)	42,209,403	(108,767,092)
Cash flows from investing activities:
Purchases of property and equipment	(2,331,004)	(5,060,751)	(3,449,940)
Purchases of project assets	(24,540,875)	(47,190,597)	(48,457,910)
Grant awards and rebates received on project assets	3,262,463	7,310,767	6,695,711
Proceeds from sales of assets	3,510,500	—	7,800,000
Acquisitions, net of cash received	(9,837,740)	(4,012,459)	(66,232,848)
Additional purchase price paid on 2010 acquisition (Note 3)	—	—	(1,956,366)
Net cash used in investing activities	$(29,936,656)	$(48,953,040)	$(105,601,353)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2013	2012	2011
		(Revised, see Note 2)	(Revised, see Note 2)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$5,264,433	$259,890	$2,725,533
Book overdraft	—	(7,297,122)	7,297,122
Payments of financing fees	(511,038)	(3,207,790)	(644,288)
Proceeds from exercises of options	2,073,227	3,462,679	6,407,804
(Payments of) proceeds from senior secured credit facility	—	(9,285,713)	42,142,858
Proceeds from long-term debt financing	9,434,434	37,713,158	12,981,691
Proceeds from federal ESPC projects	40,010,145	30,202,956	133,776,216
Non-controlling interest	35,105	(91,197)	63,614
Restricted cash	1,553,115	(2,683,559)	(2,686,713)
Payments on long-term debt	(14,669,171)	(5,587,186)	(5,074,411)
Net cash provided by financing activities	43,190,250	43,486,116	196,989,426
Effect of exchange rate changes on cash	1,178,703	327,800	(1,034,636)
Net (decrease) increase in cash and cash equivalents	(46,176,909)	37,070,279	(18,413,655)
Cash and cash equivalents, beginning of year	63,347,645	26,277,366	44,691,021
Cash and cash equivalents, end of year	$17,170,736	$63,347,645	$26,277,366
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,185,364	$6,171,351	$4,723,960
Income taxes	$3,831,050	$1,562,356	$7,550,269
Noncash ESPC receivable financing	$88,556,004	$47,007,891	$183,120,465

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company”) was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company’s comprehensive set of services includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic (“PV”) equipment worldwide. The Company operates in the United States, Canada and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s generating assets; and 3) direct payment for photovoltaic equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassification
During the fourth quarter of 2013 the Company changed the manner in which advances received from third-party investors under agreements to finance certain energy savings performance contract (“ESPC”) projects with various federal government agencies were classified in the consolidated statements of cash flows. The Company concluded that as the transfers of receivables under these agreements do not qualify for sales accounting under accounting standards codification (“ASC”) 860 until final customer acceptance of the work, the advances from the investors would be better classified as financing cash flows rather than operating cash flows where they had been previously presented. The use of the cash received under these arrangements to pay project costs will continue to be classified as operating cash flows. Due to the manner in which the energy savings performance contracts with the investors are structured, operating cash flows now only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from the Company’s consolidated balance sheet as a non-cash transaction.
The following is a summary of the impact of the change on the previously reported amounts in the consolidated statements of cash flows:

	Year Ended December 31,
	2012
	As Reported	Adjustment	Revised
Net cash provided by (used in) operating activities	$87,528,378	$(45,318,975)	$42,209,403
Net cash used in investing activities	$(48,953,040)	$—	$(48,953,040)
Net cash (used in) provided by financing activities	$(1,832,859)	$45,318,975	$43,486,116

	Year Ended December 31,
	2011
	As Reported	Adjustment	Revised
Net cash provided by (used in) operating activities	$30,146,323	$(138,913,415)	$(108,767,092)
Net cash used in investing activities	$(105,601,353)	$—	$(105,601,353)
Net cash provided by financing activities	$58,076,011	$138,913,415	$196,989,426
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in the accumulated other comprehensive income account within stockholders’ equity.  The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions used in these consolidated financial

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

statements relate to the estimation of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long lived assets, income taxes and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
A book overdraft, representing certain checks issued in the normal course of business on a disbursement bank account but not yet paid by that bank, totaled $7,297,122 as of December 31, 2011. GAAP requires that the book overdraft be classified as a current liability on the accompanying consolidated balance sheet. The book overdraft was funded through normal collections of funds or transfers from bank balances at other financial institutions, or from draws under the Company’s revolving line of credit. Under the terms of the senior secured credit facility with the bank, the respective financial institution is not legally obligated to honor the book overdraft balance as of December 31, 2011, or such balances on any given date. For purposes of reporting cash flows, the Company reports the book overdraft as a financing activity. There were no book overdrafts as of December 31, 2013 or 2012.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for ESPCs, construction of project assets, cash collateralized letter of credit and operations and maintenance reserve accounts, as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of period	$1,174,458	$1,135,391	$1,677,278
Charges to costs and expenses	502,067	148,773	24,374
Account write-offs and other	(157,437)	(109,706)	(566,261)
Balance, end of period	$1,519,088	$1,174,458	$1,135,391
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from five percent to ten percent of the total invoice.
 Inventory
Inventories, which consist primarily of PV solar panels, batteries and related accessories, are stated at the lower of cost (“first-in, first-out” method) or market (determined on the basis of estimated net realizable values). Provisions have been made to reduce the carrying value of inventory to the net realizable value.
Prepaid Expenses
Prepaid expenses consist primarily of short-term prepaid expenditures that will amortize within one year.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party lenders that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the assigned ESPC receivable and corresponding related ESPC liability is eliminated from the Company’s consolidated financial statements.
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenues are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $1,824,941, $2,104,206 and $442,699, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period until the next required major maintenance or overhaul. Gains or losses on disposal of property and equipment are reflected in selling, general and administrative expenses in the consolidated statements of income.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company received $3,262,463, $6,023,767 and $6,695,711 in Section 1603 grants during the years ended December 31, 2013, 2012 and 2011, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,163,368 and $7,590,730 in the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to or subject to adjustment based on future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received by the Company during the year ended December 31, 2013. The Company received a rebate of $1,287,000 during the year ended December 31, 2012.
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
Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base price of the Company’s publicly traded stock for a sustained period of time.  Although the Company believes goodwill and intangible assets are appropriately stated in the accompanying consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. The Company recorded a goodwill impairment charge of $1,016,325 for the year ended December 31, 2012. See Note 4 for additional disclosure.
During the second quarter of 2013, the Company entered into a stock purchase agreement to acquire, through a wholly owned subsidiary, 100% of the capital stock of The Energy Services Partnership Limited and ESP Response Limited (together, “ESP”). During the first quarter of 2013, the Company acquired substantially all of the assets of Ennovate Corporation (“Ennovate”). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of ESP resulted in the Company recording goodwill totaling $2,631,562. The acquisition of Ennovate resulted in the Company recording goodwill totaling $1,050,303.
During the third quarter of 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. entered into a stock purchase agreement to acquire 100% of the capital stock of FAME Facility Software Solutions, Inc. (“FAME”). During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the fair value of derivatives and the non-current portion of project development costs.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. As of December 31, 2013, 2012 and 2011, the Company had no AROs.
Federal ESPC Liabilities
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various federal government agencies. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the ESPC receivable from the government and corresponding related ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company for the ESPC receivables transferred to the investor ceases upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives. See Note 16 for additional disclosures.
Revenue Recognition
The Company derives revenues from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation, of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems.
Revenue from the installation or construction of projects is recognized on a percentage-of-completion basis. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. Maintenance revenue is

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognized as related services are performed. In accordance with industry practice, the Company includes in current assets and liabilities the amounts of receivables related to construction projects realizable and payable over a period in excess of one year. The revenue associated with contract change orders is recognized only when the authorization for the change order has been properly executed and the work has been performed.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire expected loss immediately, regardless of the percentage of completion.
For the years ended December 31, 2013 and 2012, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using third party evidence or management’s best estimate of selling price.
The Company recognizes revenues from the sale and delivery of products, including the output from renewable energy plants, when produced and delivered to the customer, in accordance with specific contract terms, provided that persuasive evidence of an arrangement exists, the Company’s price to the customer is fixed or determinable and collectability is reasonably assured.
 The Company recognizes revenue from operations and maintenance (“O&M”) contracts, consulting services and enterprise energy management services as the related services are performed.
 For a limited number of contracts under which the Company receives additional revenue based on a share of energy savings, such additional revenue is recognized as energy savings are generated.
Cost of Revenues
Cost of revenues include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts, and, if applicable, costs of procuring financing. A majority of the Company’s contracts have fixed price terms; however, in some cases the Company negotiates protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
Cost of revenues also include the costs of maintaining and operating the small-scale renewable energy plants that the Company owns, including the cost of fuel (if any) and depreciation charges.
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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 8 for additional information on the Company’s income taxes.
Foreign Currency
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in the consolidated statements of income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, equity-based liabilities, short- and long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below for fair value measurements of long-term debt. See Note 15 for fair value measurement of interest rate swaps.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2013, 2012 and 2011.

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, equity-based liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2013, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $1,419,592. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900,000 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. As of December 31, 2012 this swap had not been designated as a hedge. For the years ended December 31, 2013, 2012 and 2011, the Company has recorded an unrealized (gain) loss in earnings of $(266,414), $98,026 and $1,313,587, respectively, as other expenses, net in the consolidated statements of income. Effective March 29, 2013, the Company has designated the March 2010 interest rate swap as a hedge using the “long-haul” method. As of the March 2013 effective date the Company recognizes the change in fair value of this derivative in the consolidated statements of comprehensive income (loss).
In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $38,571,429

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

variable rate note at a fixed interest rate of 1.965% and expires in June 2016. This interest rate swap has been designated as a hedge since inception and the Company recognizes the change in fair value of this derivative in the consolidated statements of comprehensive income (loss).
In October 2012, the Company entered into two eight-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $16,750,000 variable rate note at a fixed interest rate of 1.71%. This notional amount increased to $42,247,327 on September 30, 2013 and expires in March 2020. This interest rate swap has been designated as a hedge since inception and the Company recognizes the change in fair value of this derivative in the consolidated statements of comprehensive income (loss).
In October 2012, the Company also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25,377,063 variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028. This interest rate swap has been designated as a hedge since inception and the Company recognizes the change in fair value of this derivative in the consolidated statements of comprehensive income (loss).
See Notes 14, 15 and 16 for additional information on the Company’s derivative instruments.
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

	Year Ended December 31,
	2013	2012	2011
Net income	$2,414,187	$18,360,133	$33,412,933
Basic weighted-average shares outstanding	45,560,078	44,649,275	42,587,818
Effect of dilutive securities:
Stock options	859,121	1,346,188	2,119,314
Diluted weighted-average shares outstanding	46,419,199	45,995,463	44,707,132
For the years ended December 31, 2013, 2012 and 2011, 1,856,591, 681,688 and 88,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
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
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Intangible assets identified have been recorded and are being amortized over periods

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ranging from one to fourteen years. See Note 4 for additional information. The unaudited pro forma results of operations for the current and prior periods are not presented due to the insignificant impact of the 2013 acquisitions on the Company’s consolidated results of operations.
In June 2013, the Company acquired ESP, comprising two energy management consulting companies and located in Castleford, United Kingdom. The Company paid $8,764,506 to acquire all of the outstanding stock of the ESP companies. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the selling stockholders. The Company deposited approximately $777,710 of the initial cash payment with a third-party escrow agent as security for these matters.
In February 2013, the Company acquired substantially all of the assets of Ennovate, an energy service company active throughout Colorado, Nebraska, Kansas, Montana and Wyoming, serving customers that include schools, higher education facilities, municipalities and counties. The Company paid $1,765,556 to acquire these assets. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller. The Company deposited approximately $1,200,000 of the initial cash payment with a third-party escrow agent as security for these matters.
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
In July 2011, the Company acquired all of the outstanding capital stock of AEG for an initial cash payment of $11,993,236. The Company deposited $1,000,000 of the purchase price with a third-party escrow agent as security for the selling stockholders’ indemnity obligations under the terms of the acquisition agreement. The former stockholders of AEG, all of whom are now employees of the Company, may be entitled to receive up to $5,000,000 in additional consideration if AEG meets certain financial performance milestones. The fair value of the additional consideration was estimated to be $1,652,000, and is included in other liabilities in the purchase allocation table below. As of December 31, 2012 the Company recorded $1,075,112 to accrue for the valuation of the current commitment. As of December 31, 2013 no amount was accrued for the valuation of the current commitment.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2013		2012	2011
	ESP	Ennovate	FAME	AEG	Ameresco Southwest	AIS
Cash	$1,291,697	$—	$809,557	$314,642	$—	$—
Accounts receivable	360,924	411,128	320,997	4,138,015	14,149,703	—
Costs and estimated earnings in excess of billings	546,608	117,468	—	—	11,269,294	163,340
Inventory	—	—	—	—	—	47,193
Prepaid expenses and other current assets	1,166,565	1,710	107,715	62,345	33,329	—
Project development costs	—	—	—	—	—	130,044
Property and equipment and project assets	75,054	62,897	43,115	7,301	6,447,299	216,297
Goodwill	2,631,562	1,050,303	1,886,945	8,728,169	16,545,434	1,549,467
Intangible assets(1)	4,504,496	595,000	2,099,990	4,904,000	7,019,000	2,557,000
Other assets	—	—	100	52,062	—	—
Accounts payable	(47,625)	(365,060)	(5,713)	(1,610,734)	(1,992,748)	—
Accrued liabilities	(606,938)	—	(617,731)	(1,011,032)	(3,414,198)	(65,627)
Billings in excess of cost and estimated earnings	—	(107,890)	(158,025)	—	—	(100,573)
Deferred taxes and other liabilities	(1,157,837)	—	—	(3,591,532)	—	—
Purchase price	$8,764,506	$1,765,556	$4,486,950	$11,993,236	$50,057,113	$4,497,141
Total, net of cash received	$7,472,809	$1,765,556	$3,677,393	$11,678,594	$50,057,113	$4,497,141
Total fair value of consideration	$8,764,506	$1,765,556	$4,486,950	$11,993,236	$50,057,113	$4,497,141
(1) Intangible assets acquired in 2013 consisted of customer contracts, customer relationships and non-compete assets of $5,099,496 and were assigned a weighted average useful life of 5.9 years.
The allocation of the purchase price for the 2013 acquisitions are preliminary, based on management’s current best estimates and subject to revision.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2011	$23,708,555	$3,374,967	$2,874,383	$—	$17,923,441	$47,881,346
Goodwill acquired during the year	—	—	1,886,945	—	134,315	2,021,260
Goodwill impairment	—	—	(1,016,325)	—	—	(1,016,325)
Currency effects	—	—	82,109	—	—	82,109
Balance, December 31, 2012	23,708,555	3,374,967	3,827,112	—	18,057,756	48,968,390
Goodwill acquired during the year	1,050,303	—	—	—	2,631,562	3,681,865
Currency effects	—	—	296,622	—	127,485	424,107
Balance, December 31, 2013	$24,758,858	$3,374,967	$4,123,734	$—	$20,816,803	$53,074,362
Accumulated Goodwill Impairment Balance, December 31, 2012	$—	$—	$(1,016,325)	$—	$—	$(1,016,325)
Accumulated Goodwill Impairment Balance, December 31, 2013	$—	$—	$(1,016,325)	$—	$—	$(1,016,325)
The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactively to the periods in which the acquisitions occurred.
In accordance with ASC 350, goodwill was tested for impairment as of December 31, 2013, 2012 and 2011 at the reporting unit level using a discounted cash flow method under the income approach and with a peer-based, risk-adjusted weighted average cost of capital. No instances of impairment were identified in the December 31, 2013 or 2011 assessments. Based on the Company’s goodwill impairment assessment, all of the Company’s reporting units with goodwill had estimated fair values as of December 31, 2013 that exceeded their carrying values by greater than 11%.
Upon completion of the annual step 1 assessment for the year ended December 31, 2012, Canada goodwill related to the Byrne acquisition (acquired in November 2009), was determined to be likely impaired. The impairment was the result of its fair value at the measurement date being less than its carrying amount. As the annual assessment indicated that Byrne’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to Byrne. Under Step 2, the fair value of all Byrne’s assets and liabilities were estimated, including tangible and intangible assets. The implied fair value of the goodwill being a residual was then compared to the recorded goodwill to determine the amount of impairment. As a result of this analysis a $1,016,325 goodwill impairment charge was recorded in the Company’s consolidated statement of income for the year ended December 31, 2012.
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2013, 2012 and 2011.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of December 31,
	2013	2012
Gross Carrying Amount
Customer contracts	$7,683,845	$5,757,720
Customer relationships	8,200,132	5,642,815
Non-compete agreements	3,229,520	2,386,124
Technology	2,385,652	2,429,362
Trade names	556,515	561,499
	22,055,664	16,777,520
Accumulated Amortization
Customer contracts	5,349,464	3,814,621
Customer relationships	2,923,485	1,282,035
Non-compete agreements	1,871,587	945,829
Technology	1,298,860	756,566
Trade names	359,087	235,591
	11,802,483	7,034,642
Intangible assets, net	$10,253,181	$9,742,878
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income. Amortization expense related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income. Amortization expense for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Customer contracts	$1,550,247	$2,450,178	$1,364,443
Customer relationships	1,642,892	1,265,106	16,929
Non-compete agreements	967,646	723,626	222,203
Technology	517,151	670,654	85,912
Trade names	124,085	172,606	62,985
Total intangible amortization expense	$4,802,021	$5,282,170	$1,752,472
Estimated amortization expense for existing intangible assets for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Cost of Revenues	Included in Selling, General and Administrative Expenses
2014	$1,568,124	$2,576,896
2015	544,315	1,990,205
2016	226,837	1,189,781
2017	38,668	859,411
2018	—	590,485

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2013	2012
Furniture and office equipment	$5,001,936	$3,899,585
Computer equipment and software costs	15,969,900	15,289,647
Leasehold improvements	2,559,688	2,460,314
Automobiles	1,054,708	952,438
Land	520,379	520,379
Property and equipment, gross	25,106,611	23,122,363
Less - accumulated depreciation	(16,407,563)	(13,735,145)
Property and equipment, net	$8,699,048	$9,387,218
Depreciation expense on property and equipment for the years ended December 31, 2013, 2012 and 2011 was $3,077,902, $2,828,540 and $2,554,867, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
6. PROJECT ASSETS
Project assets consist of the following:

	December 31,
	2013	2012
Project assets	$270,418,446	$253,699,036
Less - accumulated depreciation and amortization	(59,674,270)	(46,424,054)
Project assets, net	$210,744,176	$207,274,982

In 2013, 2012 and 2011, the Company received $3,262,463, $6,023,767 and $6,695,711, respectively, in grant awards from the Treasury under Section 1603 of the 2009 American Recovery and Reinvestment Act. The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,163,368 and $7,590,730 in the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received during the years ended December 31, 2013 and 2011. The Company received rebates of $1,287,000 during the year ended and December 31, 2012.
Depreciation and amortization expense on the above project assets for the years ended December 31, 2013, 2012 and 2011 was $12,594,590, $11,229,380 and $9,701,399, respectively, and is included in cost of revenues in the accompanying consolidated statements of income.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. LONG-TERM DEBT
Long-term debt comprised the following:

	December 31,
	2013	2012
Senior secured credit facility, due June 2016, interest at varying rates monthly in arrears	$25,714,285	$32,857,143
7.299% term note payable in semi-annual installments through March 2013	—	638,000
8.673% term loan payable in quarterly installments through December 2015	1,665,649	2,535,649
6.345% term loan payable in semi-annual installments through February 2021	2,192,065	2,395,034
6.345% term loan payable in semi-annual installments through June 2024	11,059,196	11,596,312
Variable rate construction to term loan payable in quarterly installments through December 2024	18,557,635	20,517,563
6.500% term loan payable in monthly installments through October 2017	459,491	553,462
7.250% term loan payable in quarterly installments through March 2021	4,257,772	4,745,850
6.110% term loan payable in monthly installments through June 2028	7,028,145	7,778,390
Variable rate construction to term loan payable in quarterly installments through June 2028	45,261,198	37,800,000
Other debt	—	114,284
	116,195,436	121,531,687
Less - current maturities	12,973,591	12,452,678
Long-term debt	$103,221,845	$109,079,009

Aggregate maturities of long-term debt for the years ended December 31, are as follows:

2014	$12,973,591
2015	13,286,916
2016	21,447,444
2017	6,921,164
2018	6,723,431
Thereafter	54,842,890
$116,195,436
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000,000 revolving credit facility and a $40,000,000 term loan. The revolving credit facility may be increased up to an additional $25,000,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2013 and 2012, no amounts were outstanding under the revolving credit facility and $25,714,285 and $32,857,143, respectively, was outstanding under the term loan. Payments on the term loan are due in quarterly installments of $1,428,571 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. In November 2013, the Company amended the senior credit facility to reduce the trailing four quarters minimum required EBITDA amount to $30.0 million from $40.0 million. At December 31, 2012 the Company was in compliance with all financial covenants. Subsequent to December 31, 2013, the Company further amended the credit and security agreement. See Note 18 for additional details.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.299% Term Loan
The Company had a term loan with a bank with an original principal amount of $10,000,000. The notes evidencing the loan bear interest at a rate of 7.299% per annum. The principal payments were due in semi-annual installments ranging from $597,000 to $638,500, plus interest. The remaining principal balance and unpaid interest were paid prior to March 31, 2013.
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
As of December 31, 2013 and 2012, $1,665,649 and $2,535,649, respectively, was outstanding under the term loan.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and 6.345% Term Loans
On January 30, 2006, the Company entered into a master construction and term loan facility with a bank for use in providing limited recourse financing for certain of its landfill gas (“LFG”) to energy projects. The total loan commitment is $17,156,395, and is comprised initially of two tranches, but structured for the addition of subsequent projects that meet lender credit requirements.
The first loan has an original balance of $3,239,734, and bears an interest rate of 6.345% per annum. The remaining principal payments are due in semi-annual installments ranging from $95,909 to $275,461, plus interest, with the remaining principal and unpaid interest due February 26, 2021.
The second loan was originated on September 28, 2007. Prior to 2010, the Company had made draws as construction loans and had converted the construction loans into a term loan for a total term loan balance of $13,080,607. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $226,705 to $1,178,885, with principal and unpaid interest due on June 30, 2024. The interest rate at December 31, 2013 was 1.998%.
As of December 31, 2013 and 2012, $13,251,261 and $13,991,346, respectively, was collectively outstanding under this facility.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and Term Loans
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited recourse financing for certain of its LFG to energy projects. The total loan commitment under the agreement is $37,905,983, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,867,627. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,867,627. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $206,211 to $1,239,133, after an initial payment of $2,424,302 paid on March 31, 2010, with principal and unpaid interest due on December 31, 2024. As of December 31, 2013 and 2012, the outstanding balance under the term loan was $18,557,635 and $20,517,563, respectively. The rate at December 31, 2013 was 3.498%.
6.500% Term Loan
The Company has a term loan agreement with a finance company with a total loan amount of $754,587. The note evidencing the loan bears interest at a fixed rate of 6.500% per annum. Principal and interest payments are due in monthly installments of $11,312, with the final payment being due October 1, 2017.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013 and 2012, $459,491 and $553,462, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
7.250% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500,089. The note evidencing the loan bears interest at a rate of 7.25% per annum. The remaining principal amounts are due in quarterly installments ranging from $126,127 to $170,891, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2013 and 2012, $4,257,772 and $4,745,850, respectively, was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011, the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380,068. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest only payments were due from November 1, 2011 to June 1, 2013. The remaining principal amounts were due starting on June 1, 2013 in monthly installments ranging from $0 to $87,983, plus interest, with remaining principal balances and unpaid interest due June 1, 2028. At December 31, 2013 and 2012, $7,028,145 and $7,778,390, respectively, was outstanding under the term loan.
Variable-Rate Construction and Term Loans  -
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its LFG to energy and solar PV projects. The credit and guaranty agreement provides for a $47,200,000 construction-to-term loan credit facility and bears interest at a variable rate. At December 31, 2013 and 2012, $45,261,198 and $37,800,000 was outstanding under construction loans. The rate at December 31, 2013 was 3.250%.
8. INCOME TAXES
The components of income before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$7,704,867	$29,400,084	$43,255,574
Foreign	(4,945,999)	(4,793,198)	924,531
Income before provision for income taxes	$2,758,868	$24,606,886	$44,180,105
The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$10,113,618	$9,135,447	$(10,073,322)
State	3,499,649	732,514	(273,221)
Foreign	370,837	177,713	(277,157)
	13,984,104	10,045,674	(10,623,700)
Deferred:
Federal	(10,315,323)	(2,586,080)	18,724,198
State	(2,098,983)	85,387	1,826,239
Foreign	(1,225,117)	(1,298,228)	840,435
	(13,639,423)	(3,798,921)	21,390,872
	$344,681	$6,246,753	$10,767,172

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities.
Deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Compensation accruals	$3,121,734	$2,151,789
Reserves	3,110,186	2,603,512
Other accruals	2,343,662	1,302,684
Net operating losses	345,350	267,996
Interest rate swaps	1,073,383	3,125,847
Energy efficiency	9,524,077	1,225,197
Deferred revenue	1,623,608	1,336,827
Gross deferred income tax assets	21,142,000	12,013,852
Valuation allowance	(1,952,761)	(2,827,444)
Total deferred income tax assets	$19,189,239	$9,186,408
Deferred tax liabilities:
Depreciation	$(23,504,155)	$(26,839,863)
Contract refinancing	(709,773)	(725,328)
Canada	(443,666)	(949,850)
United Kingdom	(765,090)	—
Acquisition accounting	(242,326)	(368,878)
Total deferred income tax liabilities	(25,665,010)	(28,883,919)
Deferred income tax liabilities, net	$(6,475,771)	$(19,697,511)
 The Company recorded a valuation allowance in the amount of $1,952,761 and $2,827,444 as of December 31, 2013 and 2012, respectively, related to the following items. The Company recorded a deferred tax asset relating to interest rate swaps in the amount of $1,687,586 and $2,559,448 as of December 31, 2013 and 2012, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income.  Although the Company anticipates sufficient future taxable income, it is more likely than not, it will not be of the appropriate character to allow for the recognition of the future capital loss. The Company recorded a deferred tax asset relating to a state net operating loss of $265,175 and $267,996 at one of its subsidiaries as of December 31, 2013 and 2012, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2013	2012	2011
Income before income tax	$2,758,868	$24,606,886	$44,180,105
Federal statutory tax expense	$965,604	$8,612,410	$15,463,037
State income taxes, net of federal benefit	200,981	817,901	1,553,018
Net state impact of deferred rate change	(69,342)	—	(259,339)
Non deductible expenses	2,007,657	2,611,576	115,629
Stock-based compensation expense	373,398	336,564	240,557
Energy efficiency preferences	(3,556,074)	(7,032,798)	(6,247,283)
Foreign items and rate differential	348,891	557,104	239,692
Miscellaneous	73,566	343,996	(338,139)
	$344,681	$6,246,753	$10,767,172
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.3%	3.3%	3.5%
Net state impact of deferred rate change	(2.5)%	—%	(0.6)%
Non deductible expenses	72.8%	10.6%	0.3%
Stock-based compensation expense	13.5%	1.4%	0.5%
Energy efficiency preferences	(128.9)%	(28.6)%	(14.1)%
Foreign items and rate differential	12.6%	2.3%	0.5%
Miscellaneous	2.7%	1.4%	(0.7)%
	12.5%	25.4%	24.4%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$4,900,000	$1,400,000
Additions for prior year tax positions	4,300,000	3,500,000
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	—	—
Balance, end of year	$9,200,000	$4,900,000
 At December 31, 2013 and 2012, the Company had approximately $9,200,000 and $4,900,000, respectively, of total gross unrecognized tax benefits. The current year increase in unrecognized tax benefits relates primarily to identification of non deductible expenses. Of the total gross unrecognized tax benefits as of December 31, 2013 and 2012, $5,500,000 and $3,400,000, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2013 the Company had state net operating loss carryforwards of approximately $8,500,000, which will expire from 2014 through 2031. The portion of the state net operating loss relating to excess stock option deductions is approximately $100,000. Any tax benefit resulting from excess stock option deductions is recorded as an adjustment to additional paid in capital when realized.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, the amount of earnings for which no repatriation tax has been provided was $24,400,000. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
At December 31, 2013 the company had a federal tax credit carryforward of approximately $5,400,000 which will expire at various times through 2033.  The portion of the federal tax credit relating to excess stock option deductions is approximately $5,000,000, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.
The tax years 2007 through 2013 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The (decrease) increase included in tax expense for the years end December 31, 2013, 2012 and 2011 were $(100,000), $300,000 and $(900,000), respectively.
9. STOCKHOLDERS’ EQUITY
The Company has authorized 500,000,000 shares of Class A common stock, par value $0.0001 per share, 144,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities). The Company’s Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval.
During the fourth quarter of the year ended December 31, 2013 the Company retired 4,833,284 shares of Class A common stock previously recorded as treasury shares.
10. STOCK INCENTIVE PLAN
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2013, the Company had granted options to purchase 1,562,504 shares of Class A common stock under the 2010 Plan. The 2013 options were granted at a weighted average exercise price of $9.10 per share.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2013, 8,535,127 shares were available for grant under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	8,274,000	$4.177
Granted(1)	257,500	12.520
Exercised	(2,790,188)	2.305
Forfeited	(316,700)	10.787
Outstanding at December 31, 2011	5,424,612	5.151
Granted(1)	706,644	11.782
Exercised	(1,306,145)	2.651
Forfeited	(46,968)	2.749
Outstanding at December 31, 2012	4,778,143	6.794
Granted(1)	598,360	9.101
Exercised	(682,619)	3.037
Forfeited	(120,506)	11.691
Outstanding at December 31, 2013	4,573,378	$7.528
Options exercisable at December 31, 2013	3,067,015	$6.074
Expected to vest at December 31, 2013	1,492,239	$10.489
Options exercisable at December 31, 2012	3,309,722	$4.986

(1) Grants are related to the 2010 Plan.
The weighted-average remaining contractual life of options expected to vest at December 31, 2013 was 8.36. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $4,224,406, $12,829,917, and $31,757,430, respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about stock options outstanding at December 31, 2013:

		Outstanding Options			Exercisable Options
Related Plan	Exercise Price	Number Outstanding	Weighted-Average Remaining Term	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2000 Plan	$2.750	324,231	0.49	$2.750	324,231	$2.750
2000 Plan	3.000	13,600	1.07	3.000	13,600	3.000
2000 Plan	3.250	580,044	2.19	3.250	580,044	3.250
2000 Plan	3.410	442,462	3.05	3.410	442,462	3.410
2000 Plan	4.220	210,050	3.66	4.220	210,050	4.220
2000 Plan	6.055	966,400	5.50	6.055	839,100	6.055
2010 Plan	7.150	30,000	9.31	7.150	—	7.150
2010 Plan	8.390	50,000	9.41	8.390	—	8.390
2010 Plan	8.480	100,000	9.69	8.480	—	8.480
2010 Plan	8.860	24,360	9.44	8.860	—	8.860
2010 Plan	9.450	374,000	9.56	9.450	—	9.450
2010 Plan	10.690	20,000	9.81	10.690	—	10.690
2010 Plan	10.750	50,000	8.41	10.750	10,000	10.750
2010 Plan	10.950	140,000	7.71	10.950	72,000	10.950
2010 Plan	11.630	155,093	8.46	11.630	36,028	11.630
2010 Plan	11.980	446,450	8.32	11.980	89,930	11.980
2000 Plan	13.045	558,000	6.32	13.045	414,100	13.045
2010 Plan	14.810	60,000	7.40	14.810	24,000	14.810
2010 Plan	16.290	28,688	7.07	16.290	11,470	16.290
		4,573,378			3,067,015

During the year ended December 31, 2013, a total of 682,619 shares were issued upon the exercise of options under the 2000 Plan at an average price of $3.037 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2013, 2012 and 2011 was $2,073,227, $3,462,679 and $6,407,804, respectively.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.03%-2.18%	0.82%-1.25%	1.35%-2.58%
Expected volatility	34%-52%	32%	32%-33%
Expected life	6.0-6.5 years	6.5 years	6.0-6.5 years

The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to the stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. In addition, any changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period that the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the accompanying consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the accompanying consolidated financial statements. These expenses will affect the cost of revenues, salaries and benefits and project development costs expenses.
The weighted-average fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011, under the Black-Scholes option pricing model was $3.66, $4.03 and $5.59, respectively, per share. For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $2,799,403, $3,351,142, and $2,865,706, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of December 31, 2013, there was approximately $5,984,747 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.88 years.
11. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $4,524,062, $3,604,741 and $2,859,197 for the years ended December 31, 2013, 2012 and 2011, respectively.
12. COMMITMENTS AND CONTINGENCIES
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2018. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2013, 2012 and 2011 was $4,946,567, $5,030,781 and $4,286,991 respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s estimated minimum future lease obligations under operating leases are as follows:

Operating Leases
Year ended December 31,
2014	$3,049,107
2015	2,715,146
2016	2,114,250
2017	1,874,978
2018	771,542
Thereafter	428,707
Total minimum lease payments	$10,953,730
Legal Proceedings
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. GEOGRAPHIC INFORMATION
The Company attributes revenues to customers based on the location of the customer. Information as to the Company’s operations in different geographical areas is as follows:

	December 31,
	2013	2012
Long-lived assets:
United States	$201,025,592	$198,485,075
Canada	18,324,383	18,143,844
Other	93,249	33,281
Total long-lived assets	$219,443,224	$216,662,200

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$501,557,629	$563,746,226	$615,583,995
Canada	68,797,187	60,589,842	110,594,062
Other	3,816,433	6,834,497	2,022,261
Total revenues	$574,171,249	$631,170,565	$728,200,318
14. OTHER EXPENSES, NET
The components of other expenses, net, are as follows:

	Year Ended December 31,
	2013	2012	2011
Unrealized (gain) loss from derivatives	$(1,459,058)	$98,027	$1,313,587
Interest expense, net of interest income	4,600,012	3,495,784	4,130,350
Amortization of deferred financing fees, net	731,689	456,305	1,061,782
Other expenses, net	$3,872,643	$4,050,116	$6,505,719
Estimated amortization expense for existing deferred financing fees for the next five succeeding fiscal years is as follows:

Estimated Amortization
2014	$1,081,291
2015	967,680
2016	817,701
2017	699,780
2018	632,940
15. FAIR VALUE MEASUREMENT
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2013	2012
Assets:
Interest rate swap instruments	2	$1,553,224	$—
Liabilities:
Interest rate swap instruments	2	$4,267,644	$8,214,582
Contingent consideration	3	—	1,147,408
Total liabilities		$4,267,644	$9,361,990
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2013 and 2012, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the years ended December 31, 2013 and 2012. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of December 31, 2013		As of December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$114,775,844	$116,195,436	$66,817,614	$70,539,701
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual goodwill impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company recorded an impairment charge on goodwill of $1,016,325 for the year ended December 31, 2012 (see Note 4). The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the years ended December 31, 2013 or 2011.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2013 and 2012, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of December 31,
	2013		2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,553,224	Other assets	$—
Interest rate swap contracts	Other liabilities	$4,267,644	Other liabilities	$5,590,519
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$2,624,063
 All but one derivative were designated as hedging instruments prior to March 29, 2013. All were designated as hedging instruments for the remainder of the year ended December 31, 2013. All but one derivative were designated as hedging instruments for the year ended December 31, 2012.
The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income (loss):

	Location of (Gain) Loss Recognized in	Amount of (Gain) Loss Recognized in Income on Derivative for the Year Ended December 31,
	Income on Derivative	2013	2012	2011
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,192,644)	$—	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(266,414)	$98,026	$1,313,587

As of December 31, 2013
Loss Recognized in Accumulated Other Comprehensive Income
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$3,426,903
17. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments for the year ended December 31, 2013 are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy products and services which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling, produced from renewable sources of energy, from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. For the years ended December 31, 2013, 2012 and 2011 unallocated corporate expenses were $26,119,511, $21,190,884 and $18,788,406, respectively. The accounting policies are the same as those described in the summary of significant accounting policies. See Note 2.
For the years ended December 31, 2013, 2012 and 2011 more than 80% of the Company’s revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. The

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

U.S. federal government, which is considered a single customer for reporting purposes, constituted 12.3%, 11.6% and 19.9% of the Company’s consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues from the U.S. federal government are included in the Company’s U.S. Federal segment.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.
An analysis of the Company’s business segment information and reconciliation to the consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
2013
Revenues	$314,339,385	$70,451,614	$68,797,187	$40,388,023	$80,195,040	$574,171,249
Interest income	—	—	45,837	65,334	2,343	113,514
Interest expense	—	—	1,366,774	2,044,647	58	3,411,479
Depreciation and amortization of intangible assets	2,071,345	1,053,387	1,687,232	10,478,221	3,145,154	18,435,339
Unallocated corporate activity	—	—	—	—	—	(26,119,511)
Income (loss) before taxes	22,407,888	6,430,448	(3,042,971)	4,364,975	(1,281,961)	28,878,379
2012
Revenues	382,118,235	73,469,139	60,563,724	37,978,732	77,040,735	631,170,565
Interest income	309	121,747	7,898	1,410	323	131,687
Interest expense	—	—	719,155	3,429,362	36,120	4,184,637
Depreciation and amortization of intangible assets	3,908,734	991,083	1,133,356	9,033,370	2,721,956	17,788,499
Unallocated corporate activity	—	—	—	—	—	(21,190,884)
Income (loss) before taxes	44,361,239	2,263,079	(4,178,699)	2,030,936	1,321,215	45,797,770
2011
Revenues	379,528,898	145,198,723	110,210,632	35,440,522	57,821,543	728,200,318
Interest income	—	—	15,785	2,106	—	17,891
Interest expense	—	—	128,483	3,248,415	107	3,377,005
Depreciation and amortization of intangible assets	1,788,806	225,620	835,739	9,096,725	720,781	12,667,671
Unallocated corporate activity	—	—	—	—	—	(18,788,406)
Income (loss) before taxes	42,028,808	19,251,539	1,976,421	424,351	(712,608)	62,968,511
Information as to the Company's revenues by service and product lines is as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Energy efficiency projects(1)	$369,510,858	$448,983,992	$551,323,840
Renewable energy(2)	204,660,391	182,186,573	176,876,478
Total Revenues	$574,171,249	$631,170,565	$728,200,318
(1) Includes products and services related to the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure.
(2) Includes the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, processed LFG, heat or cooling from plants that the Company owns and the sale and installation of PV solar energy products and systems, or integrated-PV.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. SUBSEQUENT EVENTS
On March 12, 2014, the Company amended the senior secured credit facility as follows: (i) to increase the margins added to Bank of America’s prime rate or the one-, two- three- or six-month London interbank deposit rate (“LIBOR”), as applicable, in determining the interest rate by 25 basis points to 0.50% and 2.00%, respectively; (ii) to waive compliance with the minimum EBITDA covenant for the four consecutive fiscal quarters ended December 31, 2013; (iii) to reduce the required minimum EBITDA amount to $16.5 million for the four consecutive fiscal quarters ended March 31, 2014, $22.0 million for the four consecutive fiscal quarters ended June 30, 2014, $24.0 million for the four consecutive fiscal quarters ended September 30, 2014, and $27.0 million for the four consecutive fiscal quarters ended December 31, 2014 and thereafter; (iv) to increase the maximum ratio of total funded debt to EBITDA as of the end of each fiscal quarter to 2.5 to 1.0 for March 31, 2014 and 2.25 to 1.0 for June 30, 2014, returning to 2.0 to 1.0 for September 30, 2014 and thereafter; and (v) to reduce the minimum ratio of cash flow to debt service to 1.25 to 1.0 for the four fiscal quarters ended March 31, 2014, returning to 1.5 to 1.0 for the four fiscal quarters ended June 30, 2014 and thereafter.
For purposes of the Company’s senior secured facility: EBITDA excludes the results of certain renewable energy projects that the Company owns and for which financing from others remains outstanding; total funded debt includes amounts outstanding under both the term loan and revolver portions of the senior secured credit facility plus other indebtedness, but excludes non-recourse indebtedness of project company subsidiaries; cash flow is based on EBITDA as used in the facility, less capital expenditures (other than by project company subsidiaries that are not guarantors under the facility), certain taxes, and dividends and other distributions; and debt service includes principal and interest payments on the indebtedness included in total funded debt other than principal payments on the revolver portion of the facility.
The Company has evaluated subsequent events through the date of this filing. Except as noted above, there were no other subsequent events to report.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. QUARTERLY INFORMATION (Unaudited)
The following tables set forth selected unaudited condensed consolidated statement of income data for each of the most recent eight quarters ended December 31, 2013. Operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
2013	(in thousands, except share and per share data)
Revenues	$110,136	$126,253	$161,649	$176,134
Gross profit	21,519	23,383	30,064	28,359
Net (loss) income	$(1,924)	$(1,781)	$4,545	$1,574
Net (loss) income per share attributable to common shareholders:
Basic	(0.04)	(0.04)	0.10	0.03
Diluted	(0.04)	(0.04)	0.10	0.03
Weighted average common shares outstanding:
Basic	45,327,237	45,465,529	45,621,552	45,819,906
Diluted	46,220,748	45,465,529	46,605,360	46,649,171
2012
Revenues	$146,573	$164,100	$163,906	$156,591
Gross profit	29,224	31,158	34,802	32,963
Net income	$1,735	$4,819	$6,712	$5,094
Net income per share attributable to common shareholders:
Basic	$0.04	$0.11	$0.15	$0.11
Diluted	$0.04	$0.10	$0.15	$0.11
Weighted average common shares outstanding:
Basic	44,145,093	44,541,025	44,788,160	45,116,164
Diluted	46,128,417	46,359,323	46,247,239	46,508,767

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameresco, Inc and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Our report dated March 17, 2014 expressed an opinion that Ameresco, Inc. and Subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP
Boston, MA
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ameresco, Inc. and Subsidiaries

We have audited Ameresco, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Ameresco, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded, Energy Services Partnership Limited and ESP Response Limited (together “ESP”) from its assessment of internal control over financial reporting as of December 31, 2013, because ESP was acquired by the Company in a purchase business combination during the second quarter of the year ended December 31, 2013. ESP’s total assets and total revenues represented 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. As of December 31, 2013, there was a material weakness in the Company's internal control over financial reporting due to the fact that the Company’s internal controls over financial reporting did not allow for the timely prevention or detection of financial statement misstatements necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 17, 2014, on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ameresco, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Ameresco, Inc. and Subsidiaries and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP
Boston, MA
March 17, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report, or the evaluation date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as discussed below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Management excluded ESP from its assessment of internal control over financial reporting as of December 31, 2013, because ESP was acquired by us in a purchase business combination during the second quarter of the year ended December 31, 2013. ESP’s total assets and total revenues represented less than 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
As of December 31, 2013, we identified a material weakness in our internal control over financial reporting. Specifically, we did not have adequate processes to ensure timely preparation and reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As a result of this material weakness, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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

In an effort to remediate these material weaknesses in 2013, we made changes that materially effected our internal controls over financial reporting, including several that occurred during the quarter ended December 31, 2013. We implemented the following changes in our internal control over financial reporting during 2013 that contributed to partially remediating the previously disclosed and continuing material weaknesses described above:

•	we hired three regional controllers to facilitate the internal flow of financial information and improve supervision of operations and other business activity;

•	we conducted a more comprehensive risk assessment, as a result of which we implemented a number of new controls over financial reporting and accounting for revenue and inventory;

•	we provided training to project managers regarding review of budgets and job cost details to more timely capture complete and accurate financial information;

•	we conducted a control design effectiveness assessment and identified opportunities to improve the adequacy of supporting documentation for reconciliations;

•
we established a corporate controller and chief accounting officer role with increased oversight responsibility and operating authority and we hired a new vice president to fill that role in the third quarter of 2013;

•	we performed operating effectiveness testing sufficiently in advance to afford adequate time for any further remediation implementation;

•
we implemented procedures for the determination, review and documentation of income tax liabilities and deferred income tax assets and liabilities as well as for preparing income tax provision calculations; and increased the level of review of all quarterly and annual tax accounts and calculations;

•
we implemented a financial close management calendar and checklist which allows us to track progress against closing tasks, task completion and ownership, due dates for close procedures, and process integration;

•	we increased utilization of outside accounting and finance professionals to assist in the preparation, review and reconciliation of our accounts and financial statements;

•
we initiated a process to require that all unusual, complex or significant accounting transactions be thoroughly analyzed and consistently documented; and implemented procedures for the timely preparation of memoranda to support all non-routine transactions;

•
we enhanced our existing pre-quarter planning meetings to include a formal planning and financial review process, and have extended attendance at those meetings to a broader group of senior financial management and staff; and

•
we enhanced our existing policies and procedures relating to the preparation and review of general ledger account reconciliations, including establishment of a formal escalation method to notify senior financial management of accounts that have un-reconciled or unadjusted variances.

Although significant steps have been taken, many of the changes made to our controls were implemented late in the year. In addition, further work is required to develop appropriate controls in some aspects of our financial statement preparation and review process to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that all controls are operating effectively and in a timely manner.
During 2014, we expect to undertake the following additional actions to remediate the continuing material weakness identified:

•	we will continue to act upon the enhancements to our internal controls implemented as described above; and

•	we plan to improve the quality and timing of our accounting close process and financial reporting to allow for an increase in time for review.
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
Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect that our remediation efforts will continue throughout 2014.
For the near-term future, the matter identified above will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.
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

Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2014 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2013:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	4,573,378	$7.528	8,535,127
Equity compensation plans not approved by security holders	—	—	—
Total	4,573,378	$7.528	8,535,127

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2013, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2013 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2014 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2014 annual meeting of stockholders.

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

AMERESCO, INC.
Date: March 17, 2014	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
George P. Sakellaris
/s/ Andrew B. Spence	Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2014
Andrew B. Spence
/s/ John R. Granara	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2014
John R. Granara
/s/ David J. Anderson	Director	March 17, 2014
David J. Anderson
/s/ David J. Corrsin	Director	March 17, 2014
David J. Corrsin
/s/ William M. Bulger	Director	March 17, 2014
William M. Bulger
/s/ Douglas I. Foy	Director	March 17, 2014
Douglas I. Foy
/s/ Michael E. Jesanis	Director	March 17, 2014
Michael E. Jesanis
/s/ Joseph W. Sutton	Director	March 17, 2014
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 17, 2014
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
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

10.1.7
Sixth Amendment to Lease dated June 18, 2103 by and between 111 MPA LLC and Ameresco, Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the Commission on August 9, 2013 (file no. 011-34811) and incorporated herein by reference.

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

Exhibit Number	Description
10.2.3
Amendment No. 2 to Second Amended and Restated Credit and Security Agreement dated January 30, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.2.4
Amendment No. 3 to Second Amended and Restated Credit and Security Agreement dated April 22, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the Commission on August 9, 2013 (file no. 011-34811) and incorporated herein by reference.

10.2.5
Amendment No. 4 to Second Amended and Restated Credit and Security Agreement dated June 24, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the Commission on August 9, 2013 (file no. 011-34811) and incorporated herein by reference.

10.2.6
Amendment No. 5 to Second Amended and Restated Credit and Security Agreement dated August 28, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 and filed with the Commission on November 8, 2013 (file no. 011-34811) and incorporated herein by reference.

10.2.7*
Amendment No. 6 to Second Amended and Restated Credit and Security Agreement dated November 6, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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

Exhibit Number	Description
21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of McGladrey LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following condensed consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.