Form 10-Q
period 2014-03-31
Ameresco, Inc.
filed 2014-05-09
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 2, 2014
Class A Common Stock, $0.0001 par value per share	28,017,617
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,740	$17,171
Restricted cash	15,815	15,497
Accounts receivable, net	76,420	86,008
Accounts receivable retainage	15,250	21,019
Costs and estimated earnings in excess of billings	49,754	71,204
Inventory, net	9,231	10,257
Prepaid expenses and other current assets	8,815	10,177
Income tax receivable	8,321	3,971
Deferred income taxes	4,843	4,843
Project development costs	11,161	9,686
Total current assets	220,350	249,833
Federal ESPC receivable	47,345	44,297
Property and equipment, net	8,254	8,699
Project assets, net	214,639	210,744
Deferred financing fees, net	5,301	5,320
Goodwill	53,659	53,074
Intangible assets, net	8,483	10,253
Other assets	23,066	22,440
Total assets	$581,097	$604,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,734	$12,974
Accounts payable	65,598	88,733
Accrued expenses and other current liabilities	12,243	11,947
Billings in excess of cost and estimated earnings	13,723	16,933
Income taxes payable	—	615
Total current liabilities	105,298	131,202
Long-term debt, less current portion	107,476	103,222
Federal ESPC liabilities	47,820	44,297
Deferred income taxes	14,707	11,318
Deferred grant income	8,041	8,163
Other liabilities	29,574	29,652
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2014	2013
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,975,817 shares issued and outstanding at March 31, 2014, 27,869,317 shares issued and outstanding at December 31, 2013	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	2	2
Additional paid-in capital	103,625	102,587
Retained earnings	162,813	171,094
Accumulated other comprehensive income, net	1,726	3,112
Non-controlling interest	12	8
Total stockholders’ equity	268,181	276,806
Total liabilities and stockholders’ equity	$581,097	$604,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$100,731	$110,136
Cost of revenues	83,177	88,617
Gross profit	17,554	21,519
Selling, general and administrative expenses	24,339	23,601
Operating loss	(6,785)	(2,082)
Other expenses, net	1,732	465
Loss before benefit for income taxes	(8,517)	(2,547)
Income tax benefit	(236)	(623)
Net loss	$(8,281)	$(1,924)
Net loss per share attributable to common shareholders:
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)
Weighted average common shares outstanding:
Basic	45,909,995	45,327,237
Diluted	45,909,995	45,327,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,281)	$(1,924)
Other comprehensive loss:
Unrealized gain (loss) from interest rate hedge, net of tax of $268 and $(142), respectively	(496)	925
Foreign currency translation adjustments	(890)	(952)
Total other comprehensive loss	(1,386)	(27)
Comprehensive loss	$(9,667)	$(1,951)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2013	27,869,317	$3	18,000,000	$2	$102,587	$171,094	$3,112	$8	$276,806
Exercise of stock options, net	106,500	—	—	—	320	—	—	—	320
Stock-based compensation expense	—	—	—	—	718	—	—	—	718
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	(496)	—	(496)
Foreign currency translation adjustment	—	—	—	—	—	—	(890)	—	(890)
Non-controlling interest	—	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(8,281)	—	—	(8,281)
Balance, March 31, 2014	27,975,817	$3	18,000,000	$2	$103,625	$162,813	$1,726	$12	$268,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(Revised, see Note 2)
Cash flows from operating activities:
Net loss	$(8,281)	$(1,924)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation of project assets	3,637	4,010
Depreciation of property and equipment	694	797
Amortization of deferred financing fees	299	84
Amortization of intangible assets	818	891
Provision for bad debts	244	42
Unrealized gain on interest rate swaps	(129)	(389)
Stock-based compensation expense	718	671
Deferred income taxes	3,833	(1,049)
Excess tax benefits from stock-based compensation arrangements	—	(139)
Changes in operating assets and liabilities:
Restricted cash	(508)	(398)
Accounts receivable	8,847	(4,186)
Accounts receivable retainage	5,565	1,202
Federal ESPC receivable	(3,047)	(9,674)
Inventory	1,026	(1,992)
Costs and estimated earnings in excess of billings	21,229	18,620
Prepaid expenses and other current assets	1,221	876
Project development costs	(1,478)	(1,645)
Other assets	(2,087)	154
Accounts payable, accrued expenses and other current liabilities	(22,101)	(38,098)
Billings in excess of cost and estimated earnings	(3,137)	962
Other liabilities	(40)	(1,369)
Income taxes payable	(4,971)	(1,066)
Cash flows from operating activities	2,352	(33,620)
Cash flows from investing activities:
Purchases of property and equipment	(266)	(1,094)
Purchases of project assets	(8,331)	(12,856)
Grant awards received on project assets	—	1,291
Acquisitions, net of cash received	—	(1,808)
Cash flows from investing activities	$(8,597)	$(14,467)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2014	2013
		(Revised, see Note 2)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$139
Payments of financing fees	(287)	(40)
Proceeds from exercises of options	320	855
Proceeds from senior secured credit facility	8,000	—
Proceeds from Federal ESPC projects	3,522	6,555
Non-controlling interest	4	(65)
Restricted cash	183	722
Payments on long-term debt	(2,720)	(3,806)
Cash flows from financing activities	9,022	4,360
Effect of exchange rate changes on cash	792	1,342
Net increase (decrease) in cash and cash equivalents	3,569	(42,385)
Cash and cash equivalents, beginning of period	17,171	63,348
Cash and cash equivalents, end of period	$20,740	$20,963
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,730	$1,256
Cash paid for income taxes	$834	$221
Noncash ESPC receivable financing	$—	$8,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)

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
The condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassification
During the fourth quarter of 2013, the Company changed the manner in which advances received from third-party investors under agreements to finance certain energy savings performance contract (“ESPC”) projects with various Federal Government agencies were classified in the consolidated statements of cash flows. The Company concluded that as the transfers of receivables under these agreements do not qualify for sales accounting under accounting standards codification (“ASC”) 860, Transfers and Servicing, until final customer acceptance of the work, the advances from the investors would be better classified as financing cash flows rather than operating cash flows where they had been previously presented. The use of the cash received under these arrangements to pay project costs will continue to be classified as operating cash flows. Due to the manner in which the energy savings performance contracts with the investors are structured, operating cash flows now only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the Federal customer the ESPC receivable and corresponding ESPC liability are removed from the Company’s consolidated balance sheet as a non-cash transaction.
The following is a summary of the impact of the change on the previously reported amounts in the consolidated statements of cash flows:

	Three Months Ended March 31, 2013
	As Reported	Adjustment	Revised
Cash flows from operating activities	$(25,703)	$(7,917)	$(33,620)
Cash flows from investing activities	$(14,467)	$—	$(14,467)
Cash flows from financing activities	$(3,557)	$7,917	$4,360
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ameresco, Inc., its wholly owned subsidiaries and one subsidiary for which there is a minority shareholder. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive income within stockholders’ equity. The Company prepares its financial statements in conformity with GAAP.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long-lived assets, income taxes and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for ESPCs, construction of project assets, cash collateralized letter of credit and operating and maintenance reserve accounts, as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full.
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
Changes in the allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
	2014	2013
Allowance for doubtful accounts, beginning of period	$1,519	$1,174
Charges to costs and expenses	244	42
Account write-offs and other	(136)	7
Allowance for doubtful accounts, end of period	$1,627	$1,223
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

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

Asset Classification	Estimated Useful Life
Furniture and office equipment	Five years
Computer equipment and software costs	Three to five years
Leasehold improvements	Lesser of term of lease or five years
Automobiles	Five years
Land	Unlimited
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the three months ended March 31, 2014 and 2013 was $395 and $465, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of income (loss) to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period until the next required major maintenance or overhaul. Gains or losses on disposal of property and equipment are reflected in selling, general and administrative expenses in the consolidated statements of income (loss).
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
(in thousands, except share and per share amounts)

energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company did not receive any Section 1603 grants during the three months ended March 31, 2014. The Company received $1,291 in Section 1603 grants during the three months ended March 31, 2013.
For tax purposes, the Section 1603 payments are not included in Federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,041 and $8,163 recorded in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of March 31, 2014 and December 31, 2013, the Company had no AROs.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of interest rate swaps. See Note 7 for additional disclosures.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. See Note 4 for additional information on the Company’s income taxes.
Foreign Currency
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of comprehensive income (loss). Foreign currency transaction gains and losses are reported in the consolidated statements of income (loss).
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, equity-based liabilities, short- and long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, long-term contract receivables and accounts payable approximates their carrying value. See below and Note 6 for additional information regarding the Company’s fair value measurements.
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
Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term debt approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2014, the fair value of the Company’s fixed-rate long-term debt exceeds its carrying value by approximately $162. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
See Note 6 for additional information related to fair value measurements.
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuance of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

stock and option grants using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation on a straight-line basis over the vesting period of the awards.
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
For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $718 and $671, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of March 31, 2014, there was $5,425 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.9 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2014 or during the year ended December 31, 2013.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company recognizes cash flows from derivative instruments as operating activities in the consolidated statements of cash flows. The effective portion of changes in fair value on interest rate swaps designated as cash flow hedges are recognized in the Company’s consolidated statements of comprehensive income (loss). The ineffective portion of changes in fair value on interest rate swaps designated as hedges and changes in fair value on interest rate swaps not designated as hedges are recognized in the Company’s consolidated statements of income (loss).
During 2007, the Company entered into two fifteen-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover initial notional amounts of $13,081 and $3,256, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in March 2024 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Since April 2010, they have been designated as hedges.
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. This swap was designated as a hedge in March 2013.
In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $38,571 variable rate note at a fixed interest rate of 1.965% and expires in June 2016. This interest rate swap has been designated as a hedge since inception.
In October 2012, the Company entered into two eight-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $16,750 variable rate note at a fixed interest rate of 1.71%. This notional amount increased to $42,247 on September 30, 2013 and expires in March 2020. This interest rate swap has been designated as a hedge since inception.
In October 2012, the Company also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25,377 variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028. This interest rate swap has been designated as a hedge since inception.
See Notes 6 and 7 for additional information on the Company’s derivative instruments.
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
The Company excluded 775,588 and 893,511 potentially dilutive shares from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, as the effect would be anti-dilutive due to the Company’s net loss position in both periods.
For the three months ended March 31, 2014 and 2013, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, was 1,361,405 and 1,516,676, respectively.
Variable Interest Entities
Certain contracts are executed jointly through partnership and joint venture arrangements with unrelated third parties. Generally, these arrangements are characterized by a 50 percent or less ownership interest that requires only a small initial investment. The arrangements are often formed for the single business purpose of executing a specific project and allow the Company to share risks and/or secure specialty skills required for project execution.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

        The Company evaluates each partnership and joint venture at inception to determine if it qualifies as a variable interest entity (“VIE”) under ASC 810, Consolidation. A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the partnership or joint venture is a VIE.
        The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. As required by ASC 810, management's assessment of whether the Company is the primary beneficiary of a VIE is continuously performed.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2013	$24,759	$3,375	$4,124	$—	$20,816	$53,074
Fair value adjustment(1)	—	—	—	—	641	641
Currency effects	—	—	(156)	—	100	(56)
Balance, March 31, 2014	$24,759	$3,375	$3,968	$—	$21,557	$53,659
Accumulated Goodwill Impairment Balance, December 31, 2013	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, March 31, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents a purchase accounting adjustment to decrease the recorded fair value of certain acquired intangible assets totaling $801, net of a $160 deferred tax liability adjustment, related to the Company’s prior year acquisition of The Energy Services Partnership Limited and ESP Response Limited (together “ESP”).
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the three months ended March 31, 2014 or for the year ended December 31, 2013.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fourteen years, as defined by the nature of the respective intangible asset.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2014	2013
Gross Carrying Amount
Customer contracts	$7,302	$7,684
Customer relationships	7,650	8,200
Non-compete agreements	3,252	3,230
Technology	2,363	2,386
Trade names	554	556
	21,121	22,056
Accumulated Amortization
Customer contracts	5,616	5,349
Customer relationships	3,224	2,923
Non-compete agreements	2,028	1,872
Technology	1,391	1,299
Trade names	379	360
	12,638	11,803
Intangible assets, net	$8,483	$10,253
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended March 31, 2014 and 2013 related to customer contracts was $251 and $227, respectively. Amortization expense for the three months ended March 31, 2014 and 2013 related to all other acquired intangible assets was $567 and $664, respectively.
4. INCOME TAXES
The benefit for income taxes was $(236) and $(623), for the three months ended March 31, 2014 and 2013, respectively. The estimated 2014 effective tax rate changed to 2.8% for the three months ended March 31, 2014 from a 24.5% estimated annual effective tax rate for the three months ended March 31, 2013.
At March 31, 2014 and December 31, 2013, the Company had approximately $9,200 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of March 31, 2014 and December 31, 2013, approximately $5,500 (net of the Federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
5. COMMITMENTS AND CONTINGENCIES
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping and countervailing duty investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published anti-dumping duty of 249.96%, in the case of the Company, and increased its countervailing duty from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. Under Commerce’s determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the date each preliminary decision was published to February 25, 2012 and December 21, 2011, respectively. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. Since early 2012,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

the Company has been importing solar modules containing PRC cells, though it ceased doing so in July 2012 in response to these duties. The Company is monitoring and evaluating its alternatives for obtaining a separate and reduced anti-dumping duty rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, the Company may be liable for combined duties of up to approximately $3,300.
The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.
6. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2014	2013
Assets:
Interest rate swap instruments	2	$875	$1,553
Liabilities:
Interest rate swap instruments	2	$4,224	$4,268
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are considered to be level two inputs. There were no transfers in or out of level two for the three month period ended March 31, 2014. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of March 31, 2014		As of December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$121,372	$121,210	$114,776	$116,196
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the three months ended March 31, 2014.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$875	Other assets	$1,553
Interest rate swap contracts	Other liabilities	$4,224	Other liabilities	$4,268
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income for the Three Months Ended March 31,
		2014	2013
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(129)	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$(389)

	For the Three Months Ended March 31, 2014
	Loss Recognized in Accumulated Other Comprehensive Income	Interest Expense Reclassified from Accumulated Other Comprehensive Income into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$764	$429
8. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling produced from renewable sources of energy from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended March 31, 2014
Revenues	$41,006	$11,350	$16,299	$11,149	$20,927	$100,731
Interest income	—	—	1	12	—	13
Interest expense	—	—	412	769	—	1,181
Depreciation and amortization of intangible assets	314	272	406	2,958	855	4,805
Unallocated corporate activity	—	—	—	—	—	(8,068)
Income (loss) before taxes, excluding unallocated corporate activity	284	—	(1,359)	672	(46)	(449)
Three Months Ended March 31, 2013
Revenues	54,698	12,963	13,660	10,344	18,471	110,136
Interest income	—	—	14	—	—	14
Interest expense	—	—	158	360	—	518
Depreciation and amortization of intangible assets	463	237	354	3,457	537	5,048
Unallocated corporate activity	—	—	—	—	—	(6,229)
Income (loss) before taxes, excluding unallocated corporate activity	2,112	661	(730)	1,138	501	3,682
9. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. At March 31, 2014, $44,675 was outstanding under construction and term loans. The weighted average rate for these loans at March 31, 2014 was 3.250%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000 revolving credit facility and a $40,000 term loan. The revolving credit facility may be increased up to an additional $25,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2014, $24,286 was outstanding under the term loan and $8,000 was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,429 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. In November 2013, the Company amended the senior credit facility to reduce the trailing four quarters minimum required EBITDA amount to $30,000 from $40,000.
On March 12, 2014, the Company amended the senior secured credit facility as follows: (i) to increase the margins added to Bank of America’s prime rate or the one-, two- three- or six-month London interbank deposit rate, as applicable, in determining the interest rate by 25 basis points to 0.50% and 2.00%, respectively; (ii) to waive compliance with the minimum EBITDA covenant for the four consecutive fiscal quarters ended December 31, 2013; (iii) to reduce the required minimum EBITDA amount to $16,500 for the four consecutive fiscal quarters ended March 31, 2014, $22,000 for the four consecutive fiscal quarters ended June 30, 2014, $24,000 for the four consecutive fiscal quarters ended September 30, 2014, and $27,000 for the four consecutive fiscal quarters ended December 31, 2014 and thereafter; (iv) to increase the maximum ratio of total funded debt to EBITDA as of the end of each fiscal quarter to 2.5 to 1.0 for March 31, 2014 and 2.25 to 1.0 for June 30, 2014, returning to 2.0 to 1.0 for September 30, 2014 and thereafter; and (v) to reduce the minimum ratio of cash flow to debt service

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

to 1.25 to 1.0 for the four fiscal quarters ended March 31, 2014, returning to 1.5 to 1.0 for the four fiscal quarters ended June 30, 2014 and thereafter.
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
At March 31, 2014 the Company was in compliance with all financial covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to projections regarding our future financial performance, our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our services; our ability to integrate new technologies into our services; our ability to access credit or capital markets; our reliance on subcontractors; potential acquisitions or divestitures; the continued availability of key personnel; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our acquisition of the business of Ennovate Corporation in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consulting companies The Energy Services Partnership Limited and ESP Response Limited (together “ESP”) in the second quarter of 2013 added a local presence in the United Kingdom, expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 40 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking 12 to 16 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenues for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
As of March 31, 2014, we had backlog of approximately $395.1 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $963.6 million. As of March 31, 2013, we had fully-contracted backlog of approximately $343.8 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1.2 billion.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to estimates of final contract profit in accordance with long-term contracts, project development costs, project assets, impairment of goodwill, impairment of long-lived assets, fair value of derivative financial instruments, income taxes and stock-based compensation expense.
Such estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions are made on an ongoing basis, and accordingly, the actual results may differ from these estimates.
The following, in no particular order, are certain critical accounting policies that among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue Recognition;

•	Project Assets;

•	Derivative Financial Instruments; and

•	Variable Interest Entities.
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2013.
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
Adjusted EBITDA
We define adjusted EBITDA as operating income (loss) before depreciation, amortization of intangible assets, impairment of goodwill and stock-based compensation expense. We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons: adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired; securities analysts often use adjusted EBITDA and similar non-GAAP measures as supplemental measures to evaluate the overall operating performance of companies; and by comparing our adjusted EBITDA in different historical periods, investors can evaluate our operating results without the additional variations of depreciation and amortization expense, goodwill impairment and stock-based compensation expense.
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
Adjusted Free Cash Flow
We define adjusted free cash flow as cash flows from operating activities, less purchases of property and equipment, plus proceeds from Federal ESPC projects. Cash received in payment of Federal ESPC projects is treated as a financing cash flow under GAAP due to the unusual financing structure for these projects. These cash flows, however, correspond to the revenues generated by these projects. Thus we believe that adjusting operating cash flow to include the cash generated by our Federal ESPC projects and to give effect for purchases of property and equipment provides investors with a useful measure for evaluating the cash generating ability of our core operating business. Our management uses adjusted free cash flow as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations.
Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating loss, the most comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating loss	$(6,785)	$(2,082)
Depreciation and amortization of intangible assets	5,149	5,698
Stock-based compensation	718	671
Adjusted EBITDA	$(918)	$4,287
The following table presents a reconciliation of adjusted free cash flow to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2014	2013
		(Revised)
Cash flows from operating activities	$2,352	$(33,620)
Less: purchases of property and equipment	(266)	(1,094)
Plus: proceeds from Federal ESPC projects	3,522	6,555
Adjusted free cash flow	$5,608	$(28,159)
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2014		2013
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$100,731	100.0%	$110,136	100.0%
Cost of revenues	83,177	82.6%	88,617	80.5%
Gross profit	17,554	17.4%	21,519	19.5%
Selling, general and administrative expenses	24,339	24.2%	23,601	21.4%
Operating loss	(6,785)	(6.7)%	(2,082)	(1.9)%
Other expenses, net	1,732	1.7%	465	0.4%
Loss before benefit from income taxes	(8,517)	(8.5)%	(2,547)	(2.3)%
Income tax benefit	(236)	(0.2)%	(623)	(0.6)%
Net loss	$(8,281)	(8.2)%	$(1,924)	(1.7)%
Revenues
The following table sets forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$100,731	$110,136	$(9,405)	(8.5)%
We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 64.3% and 63.4% of revenues for the three months ended March 31, 2014 and 2013, respectively. Revenues were down $9.4 million, or 8.5%, for the three months ended March 31, 2014 compared to same period of 2013 primarily due to a decrease in the size and phase of completion of active projects, partially offset by an increase in revenues from Small-Scale Infrastructure, enterprise energy management services and the sale of solar PV energy products and systems (“integrated-PV”).
Cost of Revenues and Gross Profit
The following table sets forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$83,177	$88,617	$(5,440)	(6.1)%
Gross margin %	17.4%	19.5%
The majority of our cost of revenues are incurred in connection with energy efficiency projects for which expenditures represented approximately 82.0% and 79.4% of corresponding revenue for the three months ended March 31, 2014 and 2013, respectively. Cost of revenues decreased $(5.4) million, or (6.1)%, for the three months ended March 31, 2014 compared to the same period of 2013 primarily due to the decrease in revenues described above, partially offset by an unfavorable mix of lower margin revenue sources and higher fuel and operating costs, at our Savannah River Site (“SRS”), due to weather related issues.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended March 31, 2014 and 2013, we recorded amortization expense of $0.3 million and $0.2 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$24,339	$23,601	$738	3.1%
Selling, general and administrative expenses increased $0.7 million, or 3.1%, for the three months ended March 31, 2014 compared to same period of 2013 primarily due to severance charges.
Amortization expense related to customer relationships, non-compete agreements, technology and trade names intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended March 31, 2014 and 2013, we recorded amortization expense, related to these intangible assets, of $0.6 million and $0.7 million, respectively.
Other Expenses, Net
Other expenses, net includes unrealized gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Other expenses, net, increased $1,268 for the three months ended March 31, 2014 compared to same period of 2013 primarily due to a $0.6 million increase in interest expense, net of interest income, $0.3 million related to foreign currency transaction losses and a $0.3 million decrease in unrealized gains on derivatives.
Loss Before Taxes
Loss before taxes increased $6.0 million, or 234.4%, for the three months ended March 31, 2014 to a loss of $8.5 million from a loss of $2.5 million for the three months ended March 31, 2013 due to the reasons described above.
Benefit from Income Taxes
The benefit for income taxes was $0.2 million for the the three months ended March 31, 2014, compared to a benefit of $0.6 million for the three months ended March 31, 2013. The estimated annual effective tax rate applied for the three months ended March 31, 2014 was 2.8%, compared to 24.5% for the three months ended March 31, 2013, due to investment tax credits on energy efficiency projects placed or expected to be placed in service in 2014 as compared to deductions allowed under Section 179D of the Internal Revenue Code in 2013. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2014 were the effects of investment tax credits and production tax credits to which we are entitled from plants we own. The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2013 were the effects of deductions permitted under Section 179D in 2013, which relate to the installation of certain energy efficiency equipment in Federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants we own.
Net Loss
Net loss increased for the three months ended March 31, 2014 by $(6.4) million, or 330.4%, to a loss of $8.3 million from a loss of $1.9 million for the three months ended March 31, 2013 due primarily to the decrease in revenues and unfavorable mix of lower margin projects, as explained above. Earnings per share for the three months ended March 31, 2014 was $(0.18) per basic share, representing a decrease of $0.14, or 350.0%, compared to the same period of 2013, and $(0.18) per diluted share, representing a decrease of $0.14, or 350.0%, compared to the same period of 2013.
Business Segment Analysis (in thousands)
Our reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling produced from renewable sources of energy from small-scale plants that we own. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$41,006	$54,698	$(13,692)	(25.0)%
Income before taxes	$284	$2,112	$(1,828)	(86.6)%
Revenues for the U.S. Regions segment decreased for the three months ended March 31, 2014 compared to same period of 2013 by $(13.7) million, or 25.0%, to $41.0 million due to a decrease in the size and phase of completion of active projects.
Income before taxes for the U.S. Regions segment decreased for the three months ended March 31, 2014 compared to same period of 2013 by $(1.8) million, or 86.6%, to $0.3 million. The decrease was primarily due to the decrease in revenues described above and an unfavorable mix of lower margin revenue sources.
U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$11,350	$12,963	$(1,613)	(12.4)%
Income before taxes	$—	$661	$(661)	(100.0)%
Revenues for the U.S. Federal segment decreased for the three months ended March 31, 2014 compared to same period of 2013 by $(1.6) million, or 12.4%, to $11.4 million primarily due to the timing of revenue recognized as a result of the phase of completion on new projects.
Income before taxes for the U.S. Federal segment decreased for the three months ended March 31, 2014 compared to same period of 2013 by $(0.7) million, or 100.0%, to $0.0 million. The decrease was primarily due to the decrease in revenues and higher fuel and operating costs, at SRS, due to weather related issues, partially offset by a decrease in selling, general and administrative expenses.

Canada

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$16,299	$13,660	$2,639	19.3%
Loss before taxes	$(1,359)	$(730)	$(629)	(86.2)%
Revenues for the Canada segment increased for the three months ended March 31, 2014 compared to same period of 2013 by $2.6 million, or 19.3%, to $16.3 million, primarily due to the timing of revenue recognized as a result of the phase of active projects.
Loss before taxes for the Canada segment increased for the three months ended March 31, 2014 compared to the same period of 2013 by $0.6 million, or 86.2%, to a loss of $(1.4) million. The increase was primarily due to an unfavorable mix of lower margin projects.
Small-Scale Infrastructure

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$11,149	$10,344	$805	7.8%
Income before taxes	$672	$1,138	$(466)	(40.9)%
Revenues for the Small-Scale Infrastructure segment increased for the three months ended March 31, 2014 compared to same period of 2013 by $0.8 million, or 7.8%, to $11.1 million primarily due to an increase in the number of plants fully operational during the three months ended March 31, 2014, as compared to the same period of 2013.
Income before taxes for the Small-Scale Infrastructure segment decreased for the three months ended March 31, 2014 compared to same period of 2013 by $(0.5) million, or 40.9%, to $0.7 million. The decrease was primarily due to a decrease in unrealized gains on interest rate swaps during the three months ended March 31, 2014, as compared to the same period of 2013.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$20,927	$18,471	$2,456	13.3%
(Loss) income before taxes	$(46)	$501	$(547)	(109.2)%
Unallocated corporate activity	$(8,068)	$(6,229)	$(1,839)	29.5%
Revenues not allocated to segments and presented as all other increased for the three months ended March 31, 2014 compared to same period of 2013 by $2.5 million, or 13.3%, to $20.9 million primarily due to a $1.8 million increase in integrated-PV revenue and $0.7 million of revenue generated from our prior year acquisition of ESP.
(Loss) income before taxes not allocated to segments and presented as all other decreased for the three months ended March 31, 2014 compared to same period of 2013 by $0.5 million, or 109.2%, to a loss of $0.0 million primarily due an increase in intangible amortization related to our prior year acquisition of ESP.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity increased for the three months ended March 31, 2014 compared to same period of 2013 by $1.8 million, or 29.5%, to $(8.1) million primarily due to severance charges and an increase in professional fees.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through 2014 and thereafter.
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us for the ESPC receivables transferred to the investor ceases upon final acceptance of the work by the Government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements are recorded as financing cash inflows. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the Federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash transaction. See Note 2 to our Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
As as result of the structure of the Federal ESPC project arrangements management uses adjusted free cash flows, as previously defined, as a measure of of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted free cash flows for the three months ended March 31, 2014 and 2013 were $5.6 million and $(28.2) million, respectively.
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
The amount of interest capitalized for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively.
Cash flows from operating activities. Operating activities provided $2.4 million of net cash during the three months ended March 31, 2014. During that period, we had a net loss of $8.3 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $10.1 million. Decreases in accounts receivable including retainage, inventory, total billings and costs in excess of estimated earnings, prepaid expenses and other current assets provided $36.0 million. These were offset by increases in restricted cash, project development costs and other assets, and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable, which used $31.2 million in cash. An increase in Federal ESPC receivables used an additional $3.0 million. As described above, Federal ESPC operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $33.6 million of net cash during the three months ended March 31, 2013. During that period, we had a net loss of $1.9 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $4.9 million. Decreases in total billings and costs in excess of estimated earnings, prepaid expenses and other current assets, other assets provided $20.2 million. These were offset by increases in restricted cash, accounts receivable including retainage, inventory and project development costs and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable, which used $47.6 million in cash. An increase in Federal ESPC receivables used an additional $9.7 million.
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2014 used $8.6 million. Development of our renewable energy plants used $8.3 million. In addition, we invested $0.3 million in purchases of other property and equipment.
Cash flows from investing activities during the three months ended March 31, 2013 used $14.5 million. Development of our renewable energy plants used $12.9 million. In addition, we invested $1.1 million in purchases of other property and equipment, and $1.8 million was used for the acquisition of Ennovate. These were partially offset by $1.3 million relating to grant awards received on project assets.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2014 provided $9.0 million. This was primarily due to draws on the revolving credit facility totaling $8.0 million and proceeds from exercises of options of $0.3 million. These were partially offset by payments on long-term debt of $2.7 million and payments of financing fees of $0.3 million. Proceeds from Federal ESPC projects provided $3.5 million.

Cash flows from financing activities during the three months ended March 31, 2013 provided $4.4 million. This was primarily due to proceeds from the exercise of stock options of $0.9 million and a decrease in our investment in restricted cash of $0.7 million, offset by payments of long-term debt of $3.8 million. Proceeds from Federal ESPC projects provided $6.6 million.
Senior Secured Credit Facility — Revolver and Term Loan
We have a credit and security agreement with two banks. The credit facility consists of a $60.0 million revolving credit facility and an initial $40.0 million term loan. At March 31, 2014, $8.0 million was outstanding under the revolving credit facility and $24.3 million was outstanding under the term loan. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. is the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own and for which financing from others remains outstanding, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA amount on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
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

As of March 31, 2014 we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of March 31, 2014, we had outstanding $88.9 million in aggregate principal amount under these loans, bearing interest at rates ranging from 3.3% to 8.7% and maturing at various dates from 2015 to 2028. One loan with an outstanding balance as of March 31, 2014 totaling $4.1 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of March 31, 2014 of $44.7 million requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2013, we had outstanding $90.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2015 to 2028.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically Federal Governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled

$47.8 million and $44.3 million in principal amounts at March 31, 2014 and December 31, 2013, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2014 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2014 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$8,000	$—	$8,000	$—	$—
Term Loan	24,286	5,714	18,572	—	—
Project Financing:
Construction and term loans	88,924	8,020	13,912	13,239	53,753
Federal ESPC liabilities(1)	47,820	—	47,820	—	—
Interest obligations(2)	36,702	5,289	8,856	6,827	15,730
Operating leases	10,290	2,976	4,543	2,261	510
Total	$216,022	$21,999	$101,703	$22,327	$69,993

(1)
Federal ESPC arrangements relate to the installation and construction of projects for certain customers, typically Federal Governmental entities, where we assign to the third-party lenders our right to customer receivables. We are relieved of the liability when the project is completed and accepted by the customer. We typically expect to be relieved of the liability between one and three years from the date of project construction commencement. The table does not include, for our Federal ESPC liability arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the lender and the amount received by us from the lender for such sale.

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at March 31, 2014 remains constant for the term of the facility.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2014, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report, or the evaluation date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014, and discussed below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Discussion and Remediation
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014, we identified a material weakness in our internal control over financial reporting. Specifically, we did not have adequate processes to ensure timely preparation and reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
During the quarter ended March 31, 2014, we have undertaken the following actions, which had a material affect on our internal controls over financial reporting, to remediate the material weakness identified:

•	we continued to act upon the enhancements to our internal controls that we implemented in 2013 as described in our Annual Report on Form 10-K for the year ended December 31, 2013; and

•	we continued improving the quality and timing of our accounting close process and financial reporting to allow for an increase in time for review.
Further work, however, is required to develop appropriate controls in some aspects of our financial statement preparation and review process to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that all controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2014.
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
For additional information about certain proceedings, please refer to Note 5, “Commitments and Contingencies”, to our Condensed Consolidated Financial Statements included included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of March 31, 2014, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: May 8, 2014	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 7 to Second Amended and Restated Credit and Security Agreement dated March 12, 2014 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Furnished herewith.