Form 10-Q
period 2014-06-30
Ameresco, Inc.
filed 2014-07-31
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 28, 2014
Class A Common Stock, $0.0001 par value per share	28,341,948
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,408	$17,171
Restricted cash	12,535	15,497
Accounts receivable, net	74,940	86,008
Accounts receivable retainage	14,422	21,019
Costs and estimated earnings in excess of billings	56,003	71,204
Inventory, net	9,256	10,257
Prepaid expenses and other current assets	12,579	10,177
Income tax receivable	10,646	3,971
Deferred income taxes	6,047	4,843
Project development costs	11,193	9,686
Total current assets	224,029	249,833
Federal ESPC receivable	50,488	44,297
Property and equipment, net	8,213	8,699
Project assets, net	210,256	210,744
Deferred financing fees, net	5,102	5,320
Goodwill	56,460	53,074
Intangible assets, net	9,852	10,253
Other assets	22,583	22,440
Total assets	$586,983	$604,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,498	$12,974
Accounts payable	73,748	88,733
Accrued expenses and other current liabilities	19,978	11,947
Billings in excess of cost and estimated earnings	15,639	16,933
Income taxes payable	—	615
Total current liabilities	122,863	131,202
Long-term debt, less current portion	91,741	103,222
Federal ESPC liabilities	45,923	44,297
Deferred income taxes	16,180	11,318
Deferred grant income	9,118	8,163
Other liabilities	29,322	29,652
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2014	2013
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,156,426 shares issued and outstanding at June 30, 2014, 27,869,317 shares issued and outstanding at December 31, 2013	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	2	2
Additional paid-in capital	104,899	102,587
Retained earnings	165,532	171,094
Accumulated other comprehensive income, net	1,389	3,112
Non-controlling interest	11	8
Total stockholders’ equity	271,836	276,806
Total liabilities and stockholders’ equity	$586,983	$604,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$142,558	$126,252	$243,289	$236,388
Cost of revenues	114,622	102,870	197,799	191,487
Gross profit	27,936	23,382	45,490	44,901
Selling, general and administrative expenses	24,154	25,292	48,493	48,893
Operating income (loss)	3,782	(1,910)	(3,003)	(3,992)
Other expenses, net	796	448	2,528	913
Income (loss) before provision (benefit) for income taxes	2,986	(2,358)	(5,531)	(4,905)
Income tax provision (benefit)	267	(577)	31	(1,200)
Net income (loss)	$2,719	$(1,781)	$(5,562)	$(3,705)
Net income (loss) per share attributable to common shareholders:
Basic	$0.06	$(0.04)	$(0.12)	$(0.08)
Diluted	$0.06	$(0.04)	$(0.12)	$(0.08)
Weighted average common shares outstanding:
Basic	46,064,049	45,465,529	45,987,447	45,396,765
Diluted	46,573,691	45,465,529	45,987,447	45,396,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income (loss)	$2,719	$(1,781)
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedge, net of tax of $277 and $(614), respectively	(1,308)	1,606
Foreign currency translation adjustments	971	(595)
Total other comprehensive (loss) income	(337)	1,011
Comprehensive income (loss)	$2,382	$(770)

	Six Months Ended June 30,
	2014	2013
Net loss	$(5,562)	$(3,705)
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedge, net of tax of $545 and $(756), respectively	(1,804)	2,531
Foreign currency translation adjustments	81	(1,547)
Total other comprehensive (loss) income	(1,723)	984
Comprehensive loss	$(7,285)	$(2,721)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance, December 31, 2013	27,869,317	$3	18,000,000	$2	$102,587	$171,094	$3,112	$8	$276,806
Exercise of stock options	287,109	—	—	—	887	—	—	—	887
Stock-based compensation expense	—	—	—	—	1,425	—	—	—	1,425
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	(1,804)	—	(1,804)
Foreign currency translation adjustment	—	—	—	—	—	—	81	—	81
Non-controlling interest	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(5,562)	—	—	(5,562)
Balance, June 30, 2014	28,156,426	$3	18,000,000	$2	$104,899	$165,532	$1,389	$11	$271,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		(Revised, see Note 2)
Cash flows from operating activities:
Net loss	$(5,562)	$(3,705)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation of project assets	7,430	6,879
Depreciation of property and equipment	1,677	1,610
Amortization of deferred financing fees	570	332
Amortization of intangible assets	1,878	1,789
Provision for bad debts	266	371
Unrealized gain on interest rate swaps	(1,197)	(683)
Stock-based compensation expense	1,425	1,336
Deferred income taxes	4,363	(2,871)
Excess tax benefits from stock-based compensation arrangements	—	(297)
Changes in operating assets and liabilities:
Restricted cash	624	(2,122)
Accounts receivable	10,885	6,856
Accounts receivable retainage	6,494	(1,573)
Federal ESPC receivable	(18,541)	(13,785)
Inventory	1,000	(2,047)
Costs and estimated earnings in excess of billings	15,157	9,931
Prepaid expenses and other current assets	(2,538)	(1,526)
Project development costs	(1,664)	(2,430)
Other assets	(1,854)	(759)
Accounts payable, accrued expenses and other current liabilities	(6,898)	(36,186)
Billings in excess of cost and estimated earnings	(1,399)	371
Other liabilities	1,082	(73)
Income taxes payable	(7,264)	(365)
Cash flows from operating activities	5,934	(38,947)
Cash flows from investing activities:
Purchases of property and equipment	(1,195)	(1,540)
Purchases of project assets	(10,970)	(31,619)
Grant awards received on project assets	3,727	1,580
Proceeds from sales of assets	—	7
Acquisitions, net of cash received	(4,850)	(9,346)
Cash flows from investing activities	$(13,288)	$(40,918)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2014	2013
		(Revised, see Note 2)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$297
Payments of financing fees	(354)	(504)
Proceeds from exercises of options	887	1,250
Proceeds from senior secured credit facility	—	15,000
Proceeds from long-term debt financing	—	9,434
Proceeds from Federal ESPC projects	13,976	13,366
Non-controlling interest	3	41
Restricted cash	2,822	1,562
Payments on long-term debt	(10,923)	(6,741)
Cash flows from financing activities	6,411	33,705
Effect of exchange rate changes on cash	180	443
Net decrease in cash and cash equivalents	(763)	(45,717)
Cash and cash equivalents, beginning of period	17,171	63,348
Cash and cash equivalents, end of period	$16,408	$17,631
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,466	$2,823
Cash paid for income taxes	$1,758	$901
Non-cash Federal ESPC settlement	$12,350	$44,739
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
The condensed consolidated financial statements as of June 30, 2014, and for the six months ended June 30, 2014 and 2013, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassification
During the fourth quarter of 2013, the Company changed the manner in which advances received from third-party investors under agreements to finance certain energy savings performance contract (“ESPC”) projects with various Federal Government agencies were classified in the consolidated statements of cash flows. The Company concluded that as the transfers of receivables under these agreements do not qualify for sales accounting under accounting standards codification (“ASC”) 860, Transfers and Servicing, until final customer acceptance of the work, the advances from the investors would be better classified as financing cash flows rather than operating cash flows where they had been previously presented. The use of the cash received under these arrangements to pay project costs will continue to be classified as operating cash flows. Due to the manner in which the energy savings performance contracts with the investors are structured, operating cash flows now only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the Federal customer the ESPC receivable and corresponding ESPC liability are removed from the Company’s consolidated balance sheet as a non-cash settlement.
The following is a summary of the impact of the change on the previously reported amounts in the consolidated statements of cash flows:

	Six Months Ended June 30, 2013
	As Reported	Adjustment	Revised
Cash flows from operating activities	$(18,820)	$(20,127)	$(38,947)
Cash flows from investing activities	$(40,918)	$—	$(40,918)
Cash flows from financing activities	$13,578	$20,127	$33,705
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
Changes in the allowance for doubtful accounts are as follows:

	Six Months Ended June 30,
	2014	2013
Allowance for doubtful accounts, beginning of period	$1,519	$1,174
Charges to costs and expenses	266	371
Account write-offs and other	(199)	(24)
Allowance for doubtful accounts, end of period	$1,586	$1,521
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. There was no interest capitalized for the three months ended June 30, 2014. There was $250 of interest capitalized for the three months ended June 30, 2013. The amount of interest capitalized for the six months ended June 30, 2014 and 2013 was $395 and $715, respectively.
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
The Company received $3,727 in Section 1603 grants during the three and six months ended June 30, 2014. The Company received $289 and $1,580 in Section 1603 grants during the three and six months ended June 30, 2013, respectively.
For tax purposes, the Section 1603 payments are not included in Federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $9,118 and $8,163 recorded in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility, as discussed in Note 9, for which deferred financing fees are amortized on a straight line basis over the term of the agreement.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of June 30, 2014 and December 31, 2013, the Company had no AROs.
Federal ESPC Liabilities
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various Federal Government agencies. Upon completion and acceptance of the project by the Government, typically within 24 months of construction commencement, the ESPC receivable from the Government and corresponding related ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, the Company remains the primary obligor for financing received.

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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, equity-based liabilities, short- and long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses and equity-based liabilities approximates their carrying value. See below and Note 6 for additional information regarding the Company’s fair value measurements.
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
Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term debt approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2014, the fair value of the Company’s fixed-rate long-term debt exceeds its carrying value by approximately $103. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
For the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $707 and $665, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $1,425 and $1,336, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of June 30, 2014, there was $4,867 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.1 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2014 or during the year ended December 31, 2013.
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
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. This swap was designated as a hedge in March 2013. During the second quarter of 2014 this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive income and recorded as a reduction to other expense, net during the three months ended June 30, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,719	$(1,781)	$(5,562)	$(3,705)
Basic weighted-average shares outstanding	46,064,049	45,465,529	45,987,447	45,396,765
Effect of dilutive securities:
Stock options	509,642	—	—	—
Diluted weighted-average shares outstanding	46,573,691	45,465,529	45,987,447	45,396,765

The Company excluded 716,695 and 987,663 potentially dilutive shares from the calculation of diluted earnings per share for the six months ended June 30, 2014 and 2013, respectively, as the effect would be anti-dilutive due to the Company’s net loss position in both periods.
For the three months ended June 30, 2014 and 2013, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, was 1,811,928 and 2,475,556, respectively. For the six months ended June 30, 2014 and 2013, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, was 1,781,928 and 2,532,853, respectively.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this ASU supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Retrospective application of the amendments in this ASU are required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. Early application is not permitted under GAAP. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2013	$24,759	$3,375	$4,124	$—	$20,816	$53,074
Goodwill acquired during the year	—	—	—	—	2,575	2,575
Fair value adjustment(1)	—	—	—	—	641	641
Currency effects	—	—	(13)	—	183	170
Balance, June 30, 2014	$24,759	$3,375	$4,111	$—	$24,215	$56,460
Accumulated Goodwill Impairment Balance, December 31, 2013	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, June 30, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents a final purchase accounting adjustment to decrease the recorded fair value of certain acquired intangible assets totaling $801, net of a $160 deferred tax liability adjustment, related to the Company’s prior year acquisition of The Energy Services Partnership Limited and ESP Response Limited (together “ESP”).
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the six months ended June 30, 2014 or for the year ended December 31, 2013.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset. Intangible assets acquired during the six months ended June 30, 2014 consisted of customer contracts, customer relationships, non-compete assets and technology which were assigned a weighted average useful life of 10.6 years.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2014	2013
Gross Carrying Amount
Customer contracts	$7,724	$7,684
Customer relationships	9,239	8,200
Non-compete agreements	3,296	3,230
Technology	2,844	2,386
Trade names	556	556
	23,659	22,056
Accumulated Amortization
Customer contracts	5,983	5,349
Customer relationships	3,565	2,923
Non-compete agreements	2,336	1,872
Technology	1,523	1,299
Trade names	400	360
	13,807	11,803
Intangible assets, net	$9,852	$10,253
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended June 30, 2014 and 2013 related to customer contracts was $363 and $227, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 related to customer contracts was $614 and $454, respectively. Amortization expense for the three months ended June 30, 2014 and 2013 related to all other acquired intangible assets was $697 and $671, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 related to all other acquired intangible assets was $1,264 and $1,335, respectively.
4. INCOME TAXES
The provision (benefit) for income taxes was $267 and $(577), for the three months ended June 30, 2014 and 2013, respectively. The provision (benefit) for income taxes was $31 and $(1,200), for the six months ended June 30, 2014 and 2013, respectively. The estimated 2014 effective tax rate changed to 8.9% for the three months ended June 30, 2014 from a 24.5% estimated annual effective tax rate for the three months ended June 30, 2013. For the six months ended June 30, 2014 the estimated 2014 effective tax rate was 0.2%, before discrete items, compared to a 24.5% estimated annual effective tax rate for the six months ended June 30, 2013.
At June 30, 2014 and December 31, 2013, the Company had approximately $9,200 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of June 30, 2014 and December 31, 2013, approximately $5,500 (net of the Federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2014	2013
Assets:
Interest rate swap instruments	2	$176	$1,553
Liabilities:
Interest rate swap instruments	2	$4,042	$4,268
The fair value of the Company’s interest rate swaps was determined using a cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatilities. As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swaps to determine if a credit risk adjustment was required.
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are considered to be level two inputs. There were no transfers in or out of level two for the three month period ended June 30, 2014. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of June 30, 2014		As of December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$105,342	$105,239	$114,776	$116,196

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the six months ended June 30, 2014.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$176	Other assets	$1,553
Interest rate swap contracts	Other liabilities	$4,042	Other liabilities	$4,268
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of (Gain) Loss Recognized in Income (Loss)	Amount of (Gain) Loss Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,068)	$(864)	$(1,197)	$(987)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$—	$—	$(266)

	Six Months Ended June 30, 2014
	Loss Recognized in Accumulated Other Comprehensive Income	Interest Expense Reclassified from Accumulated Other Comprehensive Income into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$2,349	$364
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended June 30, 2014
Revenues	$62,785	$24,791	$19,768	$14,206	$21,008	$142,558
Interest income	—	—	—	11	—	11
Interest expense	—	—	258	508	—	766
Depreciation and amortization of intangible assets	333	292	414	3,289	880	5,208
Unallocated corporate activity	—	—	—	—	—	(6,935)
Income (loss) before taxes, excluding unallocated corporate activity	6,318	2,265	(1,710)	3,143	(95)	9,921
Three Months Ended June 30, 2013
Revenues	68,100	12,745	16,125	10,230	19,052	126,252
Interest income	—	—	12	1	2	15
Interest expense	—	—	514	499	—	1,013
Depreciation and amortization of intangible assets	446	288	430	2,437	549	4,150
Unallocated corporate activity	—	—	—	—	—	(6,396)
Income (loss) before taxes, excluding unallocated corporate activity	4,679	(781)	(1,204)	1,489	(145)	4,038
Six Months Ended June 30, 2014
Revenues	103,791	36,141	36,067	25,355	41,935	243,289
Interest income	—	—	1	23	—	24
Interest expense	—	—	670	1,277	—	1,947
Depreciation and amortization of intangible assets	647	564	820	6,247	1,735	10,013
Unallocated corporate activity	—	—	—	—	—	(15,003)
Income (loss) before taxes, excluding unallocated corporate activity	6,602	2,265	(3,069)	3,815	(141)	9,472
Six Months Ended June 30, 2013
Revenues	122,798	25,708	29,785	20,574	37,523	236,388
Interest income	—	—	26	1	2	29
Interest expense	—	—	672	859	—	1,531
Depreciation and amortization of intangible assets	909	525	784	5,894	1,086	9,198
Unallocated corporate activity	—	—	—	—	—	(12,625)
Income (loss) before taxes, excluding unallocated corporate activity	$6,791	$(120)	$(1,934)	$2,627	$356	$7,720

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

9. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. At June 30, 2014, $44,053 was outstanding under construction and term loans. The weighted average rate for these loans at June 30, 2014 was 3.240%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company amended and restated the credit and security agreement and continues as the sole borrower under the agreement. The amended and restated facility extends and expands the Company’s prior facility. The facility consists of a $60,000 revolving credit facility and a $40,000 term loan. The revolving credit facility may be increased up to an additional $25,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2014, $22,857 was outstanding under the term loan and no amounts were outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,429 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The obligations under the facility are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants. In November 2013, the Company amended the senior credit facility to reduce the trailing four quarters minimum required EBITDA amount to $30,000 from $40,000.
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
At June 30, 2014 the Company was in compliance with all financial covenants.

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
As of June 30, 2014, we had backlog of approximately $399.4 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $995.0 million. As of June 30, 2013, we had fully-contracted backlog of approximately $324.0 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1.1 billion.
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
Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss)	$3,782	$(1,910)	$(3,003)	$(3,992)
Depreciation and amortization of intangible assets	5,836	4,580	10,985	10,278
Stock-based compensation	707	665	1,425	1,336
Adjusted EBITDA	$10,325	$3,335	$9,407	$7,622
The following table presents a reconciliation of adjusted free cash flow to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2014	2013
		(Revised)
Cash flows from operating activities	$5,934	$(38,947)
Less: purchases of property and equipment	(1,195)	(1,540)
Plus: proceeds from Federal ESPC projects	13,976	13,366
Adjusted free cash flow	$18,715	$(27,121)
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this ASU supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Retrospective application of the amendments in this ASU are required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. Early application is not permitted under GAAP. We are currently assessing the impact of this ASU on our consolidated financial statements.

Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2014		2013
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$142,558	100.0%	$126,252	100.0%
Cost of revenues	114,622	80.4%	102,870	81.5%
Gross profit	27,936	19.6%	23,382	18.5%
Selling, general and administrative expenses	24,154	16.9%	25,292	20.0%
Operating income (loss)	3,782	2.7%	(1,910)	(1.5)%
Other expenses, net	796	0.6%	448	0.4%
Income (loss) before provision (benefit) from income taxes	2,986	2.1%	(2,358)	(1.9)%
Income tax provision (benefit)	267	0.2%	(577)	(0.5)%
Net income (loss)	$2,719	1.9%	$(1,781)	(1.4)%

	Six Months Ended June 30,
	2014		2013
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$243,289	100.0%	$236,388	100.0%
Cost of revenues	197,799	81.3%	191,487	81.0%
Gross profit	45,490	18.7%	44,901	19.0%
Selling, general and administrative expenses	48,493	19.9%	48,893	20.7%
Operating loss	(3,003)	(1.2)%	(3,992)	(1.7)%
Other expenses, net	2,528	1.0%	913	0.4%
Loss before provision (benefit) from income taxes	(5,531)	(2.3)%	(4,905)	(2.1)%
Income tax provision (benefit)	31	—%	(1,200)	(0.5)%
Net loss	$(5,562)	(2.3)%	$(3,705)	(1.6)%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$142,558	$126,252	$16,306	12.9%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$243,289	$236,388	$6,901	2.9%
We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 69.3% and 65.6% of revenues for the six months ended June 30, 2014 and 2013, respectively. Revenues increased $16.3 million, or 12.9%, for the three months ended June 30, 2014 compared to the same period of 2013 due to a $12.0 million increase in revenues from our Federal segment, a $3.6 million increase in our Canada segment, a $4.0 million increase in revenues from our Small-Scale Infrastructure segment and a $1.8 million increase in revenues from enterprise energy management services and the sale of solar PV energy products and systems (“integrated-PV”). These increases were partially offset by a $5.3 million decrease in our U.S. Regions segment.
Revenues increased $6.9 million, or 2.9%, for the six months ended June 30, 2014 compared to the same period of 2013 due to a $10.4 million increase in revenues from our Federal segment, a $6.3 million increase in our Canada segment, a $4.8 million increase in revenues from our Small-Scale Infrastructure segment and a $4.6 million increase in revenues from enterprise energy management services and integrated-PV sales. These increases were partially offset by a $19.0 million decrease in our U.S. Regions segment.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$114,622	$102,870	$11,752	11.4%
Gross margin %	19.6%	18.5%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$197,799	$191,487	$6,312	3.3%
Gross margin %	18.7%	19.0%
The majority of our cost of revenues are incurred in connection with energy efficiency projects for which expenditures represented approximately 82.0% and 80.7% of corresponding revenue for the six months ended June 30, 2014 and 2013, respectively. Cost of revenues increased $11.8 million, or 11.4%, for the three months ended June 30, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above, partially offset by a favorable mix of higher margin projects and a $1.0 million recovery related to a customer warranty issue. Cost of revenues increased $6.3 million, or 3.3%, for the six months ended June 30, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above as well as higher fuel and operating costs, at our Savannah River Site (“SRS”), due to weather related issues during the first quarter of 2014, partially offset by the recovery related to a customer warranty issue described above.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended June 30, 2014 and 2013, we recorded amortization expense of $0.4 million and $0.2 million, respectively, related to customer contracts. For the six months ended June 30, 2014 and 2013, we recorded amortization expense of $0.6 million and $0.5 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$24,154	$25,292	$(1,138)	(4.5)%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$48,493	$48,893	$(400)	(0.8)%
Selling, general and administrative expenses decreased $1.1 million, or 4.5%, for the three months ended June 30, 2014 compared to same period of 2013 primarily due to a $0.5 million decrease in professional fees, $0.5 million decrease in project development costs and a $0.2 million decrease in salaries and benefits. Selling, general and administrative expenses decreased $0.4 million, or 0.8%, for the six months ended June 30, 2014 compared to same period of 2013 primarily due to a $1.0 million decrease in salaries and benefits, partially offset by severance charges recognized during the first quarter of 2014.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended June 30, 2014 and 2013, we recorded amortization expense, related to these intangible assets, of $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2014 and 2013, we recorded amortization expense, related to these intangible assets, of $1.3 million and $1.3 million, respectively.

Other Expenses, Net
Other expenses, net includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Other expenses, net, increased $0.3 million for the three months ended June 30, 2014 compared to same period of 2013 primarily due to a $0.4 million increase in interest expense, net of interest income. Other expenses, net, increased $1.6 million for the six months ended June 30, 2014 compared to same period of 2013 primarily due to a $1.0 million increase in interest expense, net of interest income. The increase in interest expense for the six months ended June 30, 2014 was primarily due to a $0.3 million decrease in interest capitalized relating to construction financing and a $0.5 million increase in interest related to the conversion to term loans on our construction-to-term loan credit facility during the second half of 2013 and first half of 2014.
Income (Loss) Before Taxes
Income before taxes increased $5.3 million for the three months ended June 30, 2014 to $3.0 million from a loss of $(2.4) million for the three months ended June 30, 2013 due to the reasons described above. Loss before taxes increased $0.6 million, or 12.8%, for the six months ended June 30, 2014 to a loss of $(5.5) million from a loss of $(4.9) million for the six months ended June 30, 2013 due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $0.3 million for the three months ended June 30, 2014, compared to a benefit of $(0.6) million for the three months ended June 30, 2013. The provision for income taxes was $0.0 million for the the six months ended June 30, 2014, compared to a benefit of $(1.2) million for the six months ended June 30, 2013. The estimated annual effective tax rate applied for the three months ended June 30, 2014 was 8.9% and for the six months ended June 30, 2014 was 0.2%, before discrete items, compared to 24.5% for the three and six months ended June 30, 2013, due to investment tax credits on energy efficiency projects placed or expected to be placed in service in 2014 as compared to deductions allowed under Section 179D of the Internal Revenue Code in 2013. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2014 were the effects of investment tax credits and production tax credits to which we are entitled from plants we own. The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2013 were the effects of deductions permitted under Section 179D in 2013, which relate to the installation of certain energy efficiency equipment in Federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants we own.
Net Income (Loss) and Earnings (Loss) Per Share
Net income increased for the three months ended June 30, 2014 by $4.5 million to $2.7 million from a loss of $(1.8) million for the three months ended June 30, 2013 due to the reasons explained above. Net loss increased for the six months ended June 30, 2014 by $1.9 million to a loss of $(5.6) million from a loss of $(3.7) million for the six months ended June 30, 2013 due to the reasons explained above.
Earnings per share for the three months ended June 30, 2014 was $0.06 per basic share, representing an increase of $0.10 compared to the same period of 2013, and $0.06 per diluted share, representing an increase of $0.10 compared to the same period of 2013. Loss per share for the six months ended June 30, 2014 was $(0.12) per basic share, representing an increase in the loss per share of $(0.04), or 50.0%, compared to the same period of 2013, and $(0.12) per diluted share, representing an increase in the loss per diluted share of $(0.04), or 50.0%, compared to the same period of 2013.
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

U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$62,785	$68,100	$(5,315)	(7.8)%
Income before taxes	$6,318	$4,679	$1,639	35.0%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$103,791	$122,798	$(19,007)	(15.5)%
Income before taxes	$6,602	$6,791	$(189)	(2.8)%
Revenues for the U.S. Regions segment decreased for the three months ended June 30, 2014 compared to same period of 2013 by $5.3 million, or 7.8%, to $62.8 million and decreased for the six months ended June 30, 2014 compared to same period of 2013 by $19.0 million, or 15.5%, to $103.8 million primarily due to a decrease in revenues from the construction of small-scale renewable energy plants for customers.
Income before taxes for the U.S. Regions segment increased for the three months ended June 30, 2014 compared to same period of 2013 by $1.6 million, or 35.0%, to $6.3 million. The increase was primarily due to the recovery related to the customer warranty issue described above. Income before taxes for the U.S. Regions segment decreased for the six months ended June 30, 2014 compared to same period of 2013 by $0.2 million, or 2.8%, to $6.6 million. The decrease was primarily due to a decrease in revenues, partially offset by the customer warranty issue described above.
U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$24,791	$12,745	$12,046	94.5%
Income (loss) before taxes	$2,265	$(781)	$3,046	390.0%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$36,141	$25,708	$10,433	40.6%
Income (loss) before taxes	$2,265	$(120)	$2,385	1,987.5%
Revenues for the U.S. Federal segment increased for the three months ended June 30, 2014 compared to same period of 2013 by $12.0 million, or 94.5%, to $24.8 million and increased for the six months ended June 30, 2014 compared to same period of 2013 by $10.4 million, or 40.6%, to $36.1 million due to the two large new energy efficiency projects for which revenue began to be recognized primarily during the three months ended June 30, 2014.
Income before taxes for the U.S. Federal segment increased for the three months ended June 30, 2014 compared to a loss for the same period of 2013 by $3.0 million to $2.3 million. The increase was primarily due to the increase in revenues described above. Income before taxes for the U.S. Federal segment increased for the six months ended June 30, 2014 compared to a loss for the same period of 2013 by $2.4 million to $2.3 million. The increase was primarily due to the increase in revenues described above, partially offset by the higher fuel and operating costs at SRS as explained above.

Canada

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$19,768	$16,125	$3,643	22.6%
Loss before taxes	$(1,710)	$(1,204)	$(506)	(42.0)%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$36,067	$29,785	$6,282	21.1%
Loss before taxes	$(3,069)	$(1,934)	$(1,135)	(58.7)%
Revenues for the Canada segment increased for the three months ended June 30, 2014 compared to same period of 2013 by $3.6 million, or 22.6%, to $19.8 million and increased for the six months ended June 30, 2014 compared to same period of 2013 by $6.3 million, or 21.1%, to $36.1 million, primarily due to the timing of revenue recognized as a result of the phase of active projects, including advancements in the phase of construction of a large project.
Loss before taxes for the Canada segment increased for the three months ended June 30, 2014 compared to the same period of 2013 by $0.5 million, or 42.0%, to a loss of $1.7 million and increased for the six months ended June 30, 2014 compared to the same period of 2013 by $1.1 million, or 58.7%, to a loss of $3.1 million. The increase in the losses was primarily due to budget revisions during the current quarter on the project described above.
Small-Scale Infrastructure

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$14,206	$10,230	$3,976	38.9%
Income before taxes	$3,143	$1,489	$1,654	111.1%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$25,355	$20,574	$4,781	23.2%
Income before taxes	$3,815	$2,627	$1,188	45.2%
Revenues for the Small-Scale Infrastructure segment increased for the three months ended June 30, 2014 compared to same period of 2013 by $4.0 million, or 38.9%, to $14.2 million and increased for the six months ended June 30, 2014 compared to same period of 2013 by $4.8 million, or 23.2%, to $25.4 million primarily due to an increase in the number of plants fully operational during the six months ended June 30, 2014, as compared to the same period of 2013.
Income before taxes for the Small-Scale Infrastructure segment increased for the three months ended June 30, 2014 compared to same period of 2013 by $1.7 million, or 111.1%, to $3.1 million and increased for the six months ended June 30, 2014 compared to same period of 2013 by $1.2 million, or 45.2%, to $3.8 million. The increases were primarily due to the increase in revenues described above and improved operating efficiencies, partially offset by an increase in depreciation and interest expense as a result of the increase in plants fully operational, as described above, compared to the same periods of 2013.

All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$21,008	$19,052	$1,956	10.3%
Loss before taxes	$(95)	$(145)	$50	(34.5)%
Unallocated corporate activity	$(6,935)	$(6,396)	$(539)	8.4%

	Six Months Ended June 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$41,935	$37,523	$4,412	11.8%
Income before taxes	$(141)	$356	$(497)	(139.6)%
Unallocated corporate activity	$(15,003)	$(12,625)	$(2,378)	18.8%
Revenues not allocated to segments and presented as all other increased for the three months ended June 30, 2014 compared to same period of 2013 by $2.0 million, or 10.3%, to $21.0 million and increased for the six months ended June 30, 2014 compared to same period of 2013 by $4.4 million, or 11.8%, to $41.9 million primarily due to increases in integrated -PV sales and enterprise energy management services.
(Loss) income before taxes not allocated to segments and presented as all other was flat for the three months ended June 30, 2014 compared to same period of 2013 and decreased for the six months ended June 30, 2014 compared to same period of 2013 by $0.5 million to a loss of $(0.1) million primarily due an increase in selling, general and administrative, depreciation expense and intangible asset amortization related to our prior year acquisition of ESP and the addition of new operating locations, partially offset by, the increase in revenues described above.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity increased for the three months ended June 30, 2014 compared to same period of 2013 by $0.5 million, or 8.4%, to $(6.9) million and increased for the six months ended June 30, 2014 compared to same period of 2013 by $2.4 million, or 18.8%, to $(15.0) million primarily due to an increase in interest expense as a result of unrealized losses on interest rate swaps during the first half of 2014 compared to gains in the same period of 2013, as well as severance charges realized during the first quarter of 2014.
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
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements are recorded as financing cash inflows. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the Federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash settlement. See Note 2 to our Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
As as result of the structure of the Federal ESPC project arrangements management uses adjusted free cash flows, as previously defined, as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted free cash flows for the six months ended June 30, 2014 and 2013 were $18.7 million and $(27.1) million, respectively.
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
The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2014 and 2013 was $0.4 million and $0.7 million, respectively.
Cash flows from operating activities. Operating activities provided $5.9 million of net cash during the six months ended June 30, 2014. During that period, we had a net loss of $5.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $16.4 million. Decreases in restricted cash, accounts receivable including retainage, inventory and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and an increase in other liabilities provided $33.8 million. These were offset by increases in prepaid expenses and other current assets, project development costs and other assets and decreases in accounts payable and accrued expenses and income taxes payable, which used $20.2 million in cash. An increase in Federal ESPC receivables used an additional $18.5 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $38.9 million of net cash during the six months ended June 30, 2013. During that period, we had a net loss of $3.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $8.5 million. Decreases in accounts receivable including retainage and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net provided $15.6 million. These were offset by increases in restricted cash, inventory, prepaid expenses and other current assets, project development costs and other assets and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable, which used $45.5 million in cash. An increase in Federal ESPC receivables used an additional $13.8 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2014 used $13.3 million. Development of our renewable energy plants used $11.0 million. We now expect to invest $15.0 million to $25.0 million on capital expenditures, principally for renewable energy plants, in 2014. In addition, we invested $1.2 million in purchases of other property and equipment and $4.9 million was used for acquisitions. Partially offsetting these amounts were $3.7 million related to Section 1603 grants received during the period.
Cash flows from investing activities during the six months ended June 30, 2013 used $40.9 million. Development of our renewable energy plants used $31.6 million. In addition, we invested $1.5 million in purchases of other property and equipment and $9.3 million was used for the acquisition of Ennovate and ESP. These were partially offset by $1.6 million relating to grant awards received on project assets.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2014 provided $6.4 million. This was primarily due to a decrease in our investment in restricted cash of $2.8 million and proceeds from exercises of options of $0.9 million. These were partially offset by payments on long-term debt of $10.9 million and payments of financing fees of $0.4 million. Proceeds from Federal ESPC projects provided $14.0 million.
Cash flows from financing activities during the six months ended June 30, 2013 provided $33.7 million. This was primarily due to draws on our revolving credit facility of $15.0 million, proceeds from long-term debt financing of $9.4 million, proceeds from the exercise of stock options of $1.3 million and a decrease in our investment in restricted cash of $1.6 million, partially offset by payments of long-term debt of $6.7 million. Proceeds from Federal ESPC projects provided $13.4 million.
Senior Secured Credit Facility — Revolver and Term Loan
We have a credit and security agreement with two banks. The credit facility consists of a $60.0 million revolving credit facility and an initial $40.0 million term loan. At June 30, 2014, no amounts were outstanding under the revolving credit facility and $22.9 million was outstanding under the term loan. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. is the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own and for which financing from others remains outstanding, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA amount on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
During the first quarter of 2014, we amended the senior credit facility to:

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

As of June 30, 2014 we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2014, we had outstanding $82.4 million in aggregate principal amount under these loans, bearing interest at rates ranging from 3.2% to 7.3% and maturing at various dates from 2017 to 2028. One loan with an outstanding balance as of June 30, 2014 totaling $4.0 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of June 30, 2014 of $44.1 million requires Ameresco, Inc. to provide assurance to the lender of construction completion with respect to those projects still in construction and of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2013, we had outstanding $90.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2015 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2014 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically Federal Governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $45.9 million and $44.3 million in principal amounts at June 30, 2014 and December 31, 2013, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2014 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	22,857	5,714	17,143	—	—
Project Financing:
Construction and term loans	82,382	7,784	12,858	13,183	48,557
Federal ESPC liabilities(1)	45,923	—	45,923	—	—
Interest obligations(2)	33,044	4,719	7,850	6,107	14,368
Operating leases	10,033	3,111	4,596	1,914	412
Total	$194,239	$21,328	$88,370	$21,204	$63,337

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2014 remains constant for the term of the facility.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2014, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2013.
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
During the quarter ended June 30, 2014, we have undertaken the following actions, which had a material affect on our internal controls over financial reporting, to remediate the material weakness identified:

•	we continued to act upon the enhancements to our internal controls that we implemented in 2013 as described in our Annual Report on Form 10-K for the year ended December 31, 2013;

•	we continued improving the quality and timing of our accounting close process and financial reporting to allow for an increase in time for review; and

•
we separated the corporate controller and chief accounting officer functions and hired a corporate controller to further enhance the timeliness of the review over our accounting close process and financial reporting.

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
Item 1A. Risk Factors
As of June 30, 2014, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.
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

AMERESCO, INC.
Date: July 31, 2014	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated By-Laws of Ameresco, Inc. (as further amended May 22, 2014).
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Furnished herewith.