Form 10-Q
period 2014-09-30
Ameresco, Inc.
filed 2014-11-06
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 3, 2014
Class A Common Stock, $0.0001 par value per share	28,349,792
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,486	$17,171
Restricted cash	13,542	15,497
Accounts receivable, net	92,728	82,008
Accounts receivable retainage	14,378	21,019
Costs and estimated earnings in excess of billings	53,318	71,204
Inventory, net	9,050	10,257
Prepaid expenses and other current assets	12,932	14,177
Income tax receivable	7,516	3,971
Deferred income taxes	6,224	4,843
Project development costs	11,565	9,686
Total current assets	244,739	249,833
Federal ESPC receivable	65,335	44,297
Property and equipment, net	7,855	8,699
Project assets, net	216,326	210,744
Deferred financing fees, net	4,594	5,320
Goodwill	61,116	53,074
Intangible assets, net	13,014	10,253
Other assets	21,386	22,440
Total assets	$634,365	$604,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,623	$12,974
Accounts payable	79,787	88,733
Accrued expenses and other current liabilities	23,501	11,947
Billings in excess of cost and estimated earnings	18,968	16,933
Income taxes payable	—	615
Total current liabilities	135,879	131,202
Long-term debt, less current portion	108,449	103,222
Federal ESPC liabilities	64,833	44,297
Deferred income taxes	15,267	11,318
Deferred grant income	8,980	8,163
Other liabilities	19,760	29,652
Commitments and contingencies (Note 6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2014	2013
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,349,792 shares issued and outstanding at September 30, 2014, 27,869,317 shares issued and outstanding at December 31, 2013	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	2	2
Additional paid-in capital	108,625	102,587
Retained earnings	172,823	171,094
Accumulated other comprehensive (loss) income, net	(257)	3,112
Non-controlling interest	1	8
Total stockholders’ equity	281,197	276,806
Total liabilities and stockholders’ equity	$634,365	$604,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$168,891	$161,648	$412,180	$398,037
Cost of revenues	133,867	131,585	331,666	323,072
Gross profit	35,024	30,063	80,514	74,965
Selling, general and administrative expenses	25,800	22,482	74,293	71,375
Operating income	9,224	7,581	6,221	3,590
Other expenses, net	2,465	1,588	4,993	2,502
Income before (benefit) provision for income taxes	6,759	5,993	1,228	1,088
Income tax (benefit) provision	(532)	1,448	(501)	248
Net income	$7,291	$4,545	$1,729	$840
Net income per share attributable to common shareholders:
Basic	$0.16	$0.10	$0.04	$0.02
Diluted	$0.16	$0.10	$0.04	$0.02
Weighted average common shares outstanding:
Basic	46,315,968	45,621,552	46,098,158	45,472,517
Diluted	46,987,522	46,605,360	46,636,529	46,390,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$7,291	$4,545
Other comprehensive income:
Unrealized gain from interest rate hedge, net of tax of $4 and $36, respectively	372	90
Foreign currency translation adjustments	(2,018)	1,163
Total other comprehensive (loss) income	(1,646)	1,253
Comprehensive income	$5,645	$5,798

	Nine Months Ended September 30,
	2014	2013
Net income	$1,729	$840
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedge, net of tax of $549 and $(720), respectively	(1,432)	2,621
Foreign currency translation adjustments	(1,937)	(384)
Total other comprehensive (loss) income	(3,369)	2,237
Comprehensive (loss) income	$(1,640)	$3,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, December 31, 2013	27,869,317	$3	18,000,000	$2	$102,587	$171,094	$3,112	$8	$276,806
Exercise of stock options	480,475	—	—	—	1,434	—	—	—	1,434
Stock-based compensation expense, including excess tax benefits of $2,496	—	—	—	—	4,604	—	—	—	4,604
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,937)	—	(1,937)
Non-controlling interest	—	—	—	—	—	—	—	(7)	(7)
Net income	—	—	—	—	—	1,729	—	—	1,729
Balance, September 30, 2014	28,349,792	$3	18,000,000	$2	$108,625	$172,823	$(257)	$1	$281,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		(Revised, see Note 2)
Cash flows from operating activities:
Net income	$1,729	$840
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of project assets	11,162	9,782
Depreciation of property and equipment	2,495	2,466
Amortization of deferred financing fees	1,086	851
Amortization of intangible assets	3,266	3,257
Provision for bad debts	1,253	509
Gain on sale of assets	—	(632)
Unrealized gain on interest rate swaps	(983)	(1,378)
Stock-based compensation expense	2,108	2,125
Deferred income taxes	3,343	(3,554)
Excess tax benefits from stock-based compensation arrangements	(2,496)	(418)
Changes in operating assets and liabilities:
Restricted cash	(182)	(1,182)
Accounts receivable	(11,282)	4,749
Accounts receivable retainage	6,392	(1,610)
Federal ESPC receivable	(33,388)	(24,318)
Inventory	1,172	754
Costs and estimated earnings in excess of billings	17,768	(1,421)
Prepaid expenses and other current assets	1,266	(595)
Project development costs	(812)	(2,843)
Other assets	(3,676)	(2,598)
Accounts payable, accrued expenses and other current liabilities	(3,754)	(25,354)
Billings in excess of cost and estimated earnings	1,403	(6,704)
Other liabilities	(5,815)	2,378
Income taxes payable	(4,148)	(417)
Cash flows from operating activities	(12,093)	(45,313)
Cash flows from investing activities:
Purchases of property and equipment	(1,553)	(2,331)
Purchases of project assets	(16,530)	(35,755)
Grant awards received on project assets	3,727	1,580
Proceeds from sale of assets	—	3,510
Acquisitions, net of cash received	(13,903)	(9,945)
Cash flows from investing activities	$(28,259)	$(42,941)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
		(Revised, see Note 2)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$2,496	$418
Payments of financing fees	(368)	(505)
Proceeds from exercises of options	1,435	1,676
Proceeds from senior secured credit facility	20,000	18,000
Proceeds from long-term debt financing	—	9,434
Proceeds from Federal ESPC projects	32,886	21,383
Non-controlling interest	(7)	31
Restricted cash	2,758	1,270
Payments on long-term debt	(13,881)	(8,385)
Cash flows from financing activities	45,319	43,322
Effect of exchange rate changes on cash	1,348	374
Net increase (decrease) in cash and cash equivalents	6,315	(44,558)
Cash and cash equivalents, beginning of period	17,171	63,348
Cash and cash equivalents, end of period	$23,486	$18,790
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,999	$4,881
Cash paid for income taxes	$2,650	$3,350
Non-cash Federal ESPC settlement	$12,350	$88,556
Accrued purchases of project assets	$7,319	$2,952
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
The condensed consolidated financial statements as of September 30, 2014, and for the nine months ended September 30, 2014 and 2013, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation.
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
The following is a summary of the impact of the change on the previously reported amounts in the consolidated statements of cash flows:

	Nine Months Ended September 30, 2013
	As Reported	Adjustment	Revised
Cash flows from operating activities	$(15,112)	$(30,201)	$(45,313)
Cash flows from investing activities	$(42,941)	$—	$(42,941)
Cash flows from financing activities	$13,121	$30,201	$43,322
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2014 under the plan is $75 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
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
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for ESPCs, construction of project assets, operating and maintenance reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services.
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
Changes in the allowance for doubtful accounts are as follows:

	Nine Months Ended September 30,
	2014	2013
Allowance for doubtful accounts, beginning of period	$1,519	$1,174
Charges to costs and expenses	1,253	509
Account write-offs and other	(674)	(63)
Allowance for doubtful accounts, end of period	$2,098	$1,620
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various Federal Government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party investors that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the Government, typically within 24 months of construction commencement, the assigned ESPC receivable from the Government and corresponding ESPC liability are eliminated from the Company’s condensed consolidated financial statements.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. There was no interest capitalized for the three months ended September 30, 2014. There was $596 of interest capitalized for the three months ended September 30, 2013. The amount of interest capitalized for the nine months ended September 30, 2014 and 2013 was $395 and $1,311, respectively.
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
The Company did not receive any Section 1603 grants during the three months ended September 30, 2014 and 2013. The Company received $3,727 and $1,580 in Section 1603 grants during the nine months ended September 30, 2014 and 2013, respectively.
For tax purposes, the Section 1603 payments are not included in Federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,980 and $8,163 recorded in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility, as discussed in Note 10, for which deferred financing fees are amortized on a straight line basis over the term of the agreement.
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
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the fair value of interest rate swaps and the non-current portion of project development costs.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of September 30, 2014 and December 31, 2013, the Company had no AROs.
Federal ESPC Liabilities
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various Federal Government agencies. Upon completion and acceptance of the project by the Government, typically within 24 months of construction commencement, the ESPC receivable from the Government and corresponding ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, the Company remains the primary obligor for financing received.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of interest rate swaps. See Note 8 for additional disclosures.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, equity-based liabilities, short- and long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses and equity-based liabilities approximates their carrying value. See below and Note 7 for additional information regarding the Company’s fair value measurements.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term debt approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2014, the fair value of the Company’s fixed-rate long-term debt exceeds its carrying value by approximately $48. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
See Note 7 for additional information related to fair value measurements.
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
For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $683 and $789, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $2,108 and $2,125, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of September 30, 2014, there was $4,166 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.9 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the nine months ended September 30, 2014 or during the year ended December 31, 2013.
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
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. This swap was designated as a hedge in March 2013. During the second quarter of 2014 this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive income and recorded as a reduction to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter of 2014.
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
In October 2012, the Company entered into two eight-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $16,750 variable rate note at a fixed interest rate of 1.71%. This notional amount increased to $42,247 on September 30, 2013 and expires in March 2020. These interest rate swaps have been designated as a hedge since inception.
In October 2012, the Company also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25,377 variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028. These interest rate swaps have been designated as a hedge since inception.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

See Notes 7 and 8 for additional information on the Company’s derivative instruments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,291	$4,545	$1,729	$840
Basic weighted-average shares outstanding	46,315,968	45,621,552	46,098,158	45,472,517
Effect of dilutive securities:
Stock options	671,554	983,808	538,371	917,951
Diluted weighted-average shares outstanding	46,987,522	46,605,360	46,636,529	46,390,468

For the three months ended September 30, 2014 and 2013, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, was 2,158,312 and 1,813,431, respectively. For the nine months ended September 30, 2014 and 2013, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, was 2,158,312 and 1,813,431, respectively.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Intangible assets identified have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 4 for additional information. The unaudited pro forma results of operations for the current and prior periods are not presented due to the insignificant impact of the 2014 acquisitions on the Company’s consolidated results of operations.
In August 2014, the Company acquired the energy consultancy and energy project management business of Energyexcel LLP (“EEX”), an independent energy services provider located in Central London, UK. The Company paid $9,054 to acquire substantially all of the assets of EEX. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller and its owners. The Company deposited approximately $834 of the initial cash payment with a third-party escrow agent as security for these matters.
A summary of the consideration paid and the preliminary allocation of the purchase price paid for EEX is as follows:

Acquisition Purchase Price Allocation
Accounts receivable	$1,432
Costs and estimated earnings in excess of billings	186
Prepaid expenses and other current assets	156
Property and equipment	123
Goodwill	5,154
Intangible assets	4,830
Accounts payable	(1,064)
Accrued liabilities	(1,103)
Billings in excess of cost and estimated earnings	(648)
Deferred taxes and other liabilities	(12)
Purchase price	$9,054
The allocation of the purchase price for current year acquisitions are preliminary, based on management’s current best estimates and subject to revision.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2013	$24,759	$3,375	$4,124	$—	$20,816	$53,074
Goodwill acquired during the year	—	—	—	—	7,729	7,729
Fair value adjustment(1)	—	—	—	—	641	641
Currency effects	—	—	(208)	—	(120)	(328)
Balance, September 30, 2014	$24,759	$3,375	$3,916	$—	$29,066	$61,116
Accumulated Goodwill Impairment Balance, December 31, 2013	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, September 30, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents a final purchase accounting adjustment to decrease the recorded fair value of certain acquired intangible assets totaling $801, net of a $160 deferred tax liability adjustment, related to the Company’s prior year acquisition of The Energy Services Partnership Limited (now known as Ameresco Limited) and ESP Response Limited (together “ESP”).
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the nine months ended September 30, 2014 or for the year ended December 31, 2013.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset. Intangible assets acquired during the nine months ended September 30, 2014 consisted of customer contracts, customer relationships, non-compete assets and technology which were assigned a weighted average useful life of 8.2 years.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of September 30,	As of December 31,
	2014	2013
Gross Carrying Amount
Customer contracts	$8,220	$7,684
Customer relationships	13,045	8,200
Non-compete agreements	3,447	3,230
Technology	2,815	2,386
Trade names	553	556
	28,080	22,056
Accumulated Amortization
Customer contracts	6,431	5,349
Customer relationships	4,045	2,923
Non-compete agreements	2,530	1,872
Technology	1,640	1,299
Trade names	420	360
	15,066	11,803
Intangible assets, net	$13,014	$10,253

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended September 30, 2014 and 2013 related to customer contracts was $513 and $499, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 related to customer contracts was $1,127 and $953, respectively. Amortization expense for the three months ended September 30, 2014 and 2013 related to all other acquired intangible assets was $875 and $969, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 related to all other acquired intangible assets was $2,139 and $2,304, respectively.
5. INCOME TAXES
The (benefit) provision for income taxes was $(532) and $1,448, for the three months ended September 30, 2014 and 2013, respectively. The (benefit) provision for income taxes was $(501) and $248, for the nine months ended September 30, 2014 and 2013, respectively. The estimated 2014 effective tax rate was (7.9)% for the three months ended September 30, 2014 compared to a 24.2% estimated annual effective tax rate for the three months ended September 30, 2013. For the nine months ended September 30, 2014 the estimated 2014 effective tax rate was (40.8)% compared to a 22.8% estimated annual effective tax rate for the nine months ended September 30, 2013.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2013	$9,200
Additions for prior year tax positions	—
Settlements with tax authorities	(4,100)
Reductions of prior year tax positions	—
Balance, September 30, 2014	$5,100
At September 30, 2014 and December 31, 2013, the Company had approximately $5,100 and $9,200, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of September 30, 2014 and December 31, 2013, approximately $3,700 and $5,500, respectively, (net of the Federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping and countervailing duty investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published anti-dumping duty of 249.96%, in the case of the Company, and increased its countervailing duty from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. Under Commerce’s determination, the anti-dumping and countervailing duties both were to apply retroactively 90 days from the date each preliminary decision was published to February 25, 2012 and December 21, 2011, respectively. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties, but eliminating the retroactive periods. Since early 2012, the Company has been importing solar modules containing PRC cells, though it ceased doing so in July 2012 in response to these duties. In April 2014, the Company’s manufacturer filed an application for a separate and reduced anti-dumping duty.  During the third quarter of 2014, the Company paid countervailing duties on all covered shipments at the 3.61% rate. Depending on whether the maximum anti-dumping duty rate of 249.96% or some lower rate applies, the Company may be liable for anti-dumping duties of up to approximately $2,900.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014 (see Note 3), the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4.5 million British pounds sterling in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
7. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		September 30,	December 31,
	Level	2014	2013
Assets:
Interest rate swap instruments	2	$165	$1,553
Liabilities:
Interest rate swap instruments	2	$3,595	$4,268
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are considered to be level two inputs. There were no transfers in or out of level two for the nine months ended September 30, 2014. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of September 30, 2014		As of December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$122,120	$122,072	$114,776	$116,196
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

requiring non-financial assets and liabilities to be measured at fair value occurred for the nine months ended September 30, 2014.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$165	Other assets	$1,553
Interest rate swap contracts	Other liabilities	$3,595	Other liabilities	$4,268
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of (Gain) Loss Recognized in Income (Loss)	Amount of (Gain) Loss Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(69)	$(125)	$(1,266)	$(1,112)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$—	$—	$(266)

	Nine Months Ended September 30, 2014
	Loss Recognized in Accumulated Other Comprehensive (Loss) Income, Net	Interest Expense Reclassified from Accumulated Other Comprehensive (Loss) Income, Net into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,981	$786
9. BUSINESS SEGMENT INFORMATION
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended September 30, 2014
Revenues	$80,503	$26,233	$21,976	$13,954	$26,225	$168,891
Interest income	—	—	—	11	1	12
Interest expense	—	—	355	1,006	—	1,361
Depreciation and amortization of intangible assets	330	315	390	3,204	1,213	5,452
Unallocated corporate activity	—	—	—	—	—	(6,844)
Income (loss) before taxes, excluding unallocated corporate activity	8,199	4,222	(318)	1,372	128	13,603
Three Months Ended September 30, 2013
Revenues	91,334	19,118	20,060	9,750	21,386	161,648
Interest income	—	—	8	—	—	8
Interest expense	—	—	336	1,157	—	1,493
Depreciation and amortization of intangible assets	642	263	472	2,390	936	4,703
Unallocated corporate activity	—	—	—	—	—	(5,511)
Income (loss) before taxes, excluding unallocated corporate activity	10,079	1,971	(127)	78	(497)	11,504
Nine Months Ended September 30, 2014
Revenues	184,294	62,374	58,043	39,309	68,160	412,180
Interest income	—	—	1	34	1	36
Interest expense	—	—	1,025	2,283	—	3,308
Depreciation and amortization of intangible assets	977	879	1,210	9,451	2,948	15,465
Unallocated corporate activity	—	—	—	—	—	(21,847)
Income (loss) before taxes, excluding unallocated corporate activity	14,801	6,487	(3,387)	5,187	(13)	23,075
Nine Months Ended September 30, 2013
Revenues	214,132	44,826	49,845	30,324	58,910	398,037
Interest income	—	—	34	1	2	37
Interest expense	—	—	1,008	2,016	—	3,024
Depreciation and amortization of intangible assets	1,551	788	1,256	8,284	2,022	13,901
Unallocated corporate activity	—	—	—	—	—	(18,136)
Income (loss) before taxes, excluding unallocated corporate activity	$16,870	$1,851	$(2,061)	$2,705	$(141)	$19,224

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

10. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. At September 30, 2014, $43,152 was outstanding under construction and term loans. The weighted average rate for these loans at September 30, 2014 was 3.240%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company entered into an amended and restated credit and security agreement with two banks consisting of a $60,000 revolving credit facility and a $40,000 term loan. The revolving credit facility may be increased up to an additional $25,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2014, $21,429 was outstanding under the term loan and $20,000 was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,429 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The Company is the sole borrower under the facility and its obligations are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants.
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
At September 30, 2014, the Company was in compliance with all financial covenants.

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

Our acquisition of the business of Ennovate Corporation in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consulting companies The Energy Services Partnership Limited (now known as Ameresco Limited) and ESP Response Limited (together “ESP”) in the second quarter of 2013 added a local presence in the United Kingdom (“UK”), expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
Our acquisition of the energy consultancy and energy project management business of Energyexcel LLP in the third quarter of 2014 added to our local presence in the UK and to our commercial and industrial customer base.
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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking 12 to 18 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenues for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
As of September 30, 2014, we had backlog of approximately $400.6 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,037.1 million. As of September 30, 2013, we had fully-contracted backlog of approximately $366.0 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,041.7 million.
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
Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$9,224	$7,581	$6,221	$3,590
Depreciation and amortization of intangible assets	5,938	5,227	16,923	15,505
Stock-based compensation	683	789	2,108	2,125
Adjusted EBITDA	$15,845	$13,597	$25,252	$21,220
The following table presents a reconciliation of adjusted free cash flow to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2014	2013
		(Revised)
Cash flows from operating activities	$(12,093)	$(45,313)
Less: purchases of property and equipment	(1,553)	(2,331)
Plus: proceeds from Federal ESPC projects	32,886	21,383
Adjusted free cash flow	$19,240	$(26,261)
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term ‘substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after

December 15, 2016 and interim periods thereafter. We do not believe that this pronouncement will have an impact on our consolidated financial statements.
Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2014		2013
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$168,891	100.0%	$161,648	100.0%
Cost of revenues	133,867	79.3%	131,585	81.4%
Gross profit	35,024	20.7%	30,063	18.6%
Selling, general and administrative expenses	25,800	15.3%	22,482	13.9%
Operating income	9,224	5.5%	7,581	4.7%
Other expenses, net	2,465	1.5%	1,588	1.0%
Income before (benefit) provision for income taxes	6,759	4.0%	5,993	3.7%
Income tax (benefit) provision	(532)	(0.3)%	1,448	0.9%
Net income	$7,291	4.3%	$4,545	2.8%

	Nine Months Ended September 30,
	2014		2013
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$412,180	100.0%	$398,037	100.0%
Cost of revenues	331,666	80.5%	323,072	81.2%
Gross profit	80,514	19.5%	74,965	18.8%
Selling, general and administrative expenses	74,293	18.0%	71,375	17.9%
Operating income	6,221	1.5%	3,590	0.9%
Other expenses, net	4,993	1.2%	2,502	0.6%
Income before (benefit) provision for income taxes	1,228	0.3%	1,088	0.3%
Income tax (benefit) provision	(501)	(0.1)%	248	0.1%
Net income	$1,729	0.4%	$840	0.2%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$168,891	$161,648	$7,243	4.5%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$412,180	$398,037	$14,143	3.6%
Revenues increased $7.2 million, or 4.5%, for the three months ended September 30, 2014 compared to the same period of 2013 due to a $7.1 million increase in revenues from our Federal segment, a $1.9 million increase in revenues from our Canada segment, a $4.2 million increase in revenues from our Small-Scale Infrastructure segment and $4.7 million in revenues as a result of our current year acquisitions. These increases were partially offset by a $10.8 million decrease in revenues from our U.S. Regions segment.

Revenues increased $14.1 million, or 3.6%, for the nine months ended September 30, 2014 compared to the same period of 2013 due to a $17.5 million increase in revenues from our Federal segment, an $8.2 million increase in revenues from our Canada segment, a $9.0 million increase in revenues from our Small-Scale Infrastructure segment, a $5.2 million increase in revenues from enterprise energy management services and integrated-PV sales and $5.0 million as a result of our current year acquisitions. These increases were partially offset by a $29.8 million decrease in revenues from our U.S. Regions segment.
We derive a majority of our revenue from energy efficiency products and services, which accounted for approximately 72.2% and 66.3% of revenues for the nine months ended September 30, 2014 and 2013, respectively.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$133,867	$131,585	$2,282	1.7%
Gross margin %	20.7%	18.6%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$331,666	$323,072	$8,594	2.7%
Gross margin %	19.5%	18.8%
Cost of revenues increased $2.3 million, or 1.7%, for the three months ended September 30, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above, partially offset by a favorable mix of higher margin projects. Cost of revenues increased $8.6 million, or 2.7%, for the nine months ended September 30, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above as well as higher fuel and operating costs, at our Savannah River Site (“SRS”), due to weather related issues during the first quarter of 2014, partially offset by a $1.0 million recovery during the second quarter of 2014 related to a customer warranty issue and a favorable mix of higher margin projects.
The majority of our cost of revenues are incurred in connection with energy efficiency projects for which expenditures represented approximately 81.3% and 81.0% of corresponding revenue for the nine months ended September 30, 2014 and 2013, respectively.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended September 30, 2014 and 2013, we recorded amortization expense of $0.5 million and $0.5 million, respectively, related to customer contracts. For the nine months ended September 30, 2014 and 2013, we recorded amortization expense of $1.1 million and $1.0 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$25,800	$22,482	$3,318	14.8%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$74,293	$71,375	$2,918	4.1%
Selling, general and administrative expenses increased $3.3 million, or 14.8%, for the three months ended September 30, 2014 compared to the same period of 2013 primarily due to increases in project development costs and an increase in expenses, including salaries and benefits, as a result of acquisitions. The three months ended September 30, 2013 also included a gain on a project termination, which reduced selling, general and administrative expenses for the period. Selling, general and administrative expenses increased $2.9 million, or 4.1%, for the nine months ended September 30, 2014 compared to the same period of 2013 primarily due to the third quarter changes described above as well as severance charges recognized during the first quarter of 2014, partially offset by decreases in marketing, travel and professional fees as well as a decrease in salary and benefits, excluding acquisitions.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended September 30, 2014 and 2013, we recorded amortization expense, related to these intangible assets, of $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2014 and 2013, we recorded amortization expense, related to these intangible assets, of $2.1 million and $2.3 million, respectively.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Other expenses, net, increased $0.9 million for the three months ended September 30, 2014 compared to the same period of 2013 primarily due to foreign currency exchange losses. Other expenses, net, increased $2.5 million for the nine months ended September 30, 2014 compared to the same period of 2013 primarily due to foreign currency exchange losses and a $1.2 million increase in interest expense, net of interest income. The increase in interest expense for the nine months ended September 30, 2014 was primarily due to a $0.9 million decrease in interest capitalized relating to construction financing and an increase in interest related to the conversion to term loans on our construction-to-term loan credit facility during the second half of 2013 and first half of 2014.
Income (Loss) Before Taxes
Income before taxes increased $0.8 million, or 12.8%, to $6.8 million for the three months ended September 30, 2014 from $6.0 million for the three months ended September 30, 2013 due to the reasons described above. Income before taxes increased $0.1 million, or 12.9%, to $1.2 million for the nine months ended September 30, 2014 from $1.1 million for the nine months ended September 30, 2013 due to the reasons described above.
Provision (Benefit) from Income Taxes
The benefit for income taxes was $0.5 million for the three months ended September 30, 2014, compared to a provision of $1.4 million for the three months ended September 30, 2013. The benefit for income taxes was $0.5 million for the the nine months ended September 30, 2014, compared to a provision of $0.2 million for the nine months ended September 30, 2013. The estimated annual effective tax rate applied for the three months ended September 30, 2014 was (7.9)% compared to 24.1% for the three months ended September 30, 2013 and was (40.8)% for the nine months ended September 30, 2014 compared to 22.8% for the nine months ended September 30, 2013, respectively. The decrease in the rate compared to the same periods in the prior year was due to investment tax credits on energy efficiency projects placed or expected to be placed in service in 2014 as compared to deductions allowed under Section 179D of the Internal Revenue Code in 2013. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2014 were the effects of investment tax credits and production tax credits to which we are entitled from plants we own. The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2013 were the effects of deductions permitted under Section 179D in 2013, which relate to the installation of certain energy efficiency equipment in Federal, state, provincial and local government-owned buildings, as well as tax credits to which we are entitled from plants we own.
Net Income (Loss) and Earnings (Loss) Per Share
Net income increased $2.7 million, or 60.4%, for the three months ended September 30, 2014 to $7.3 million from $4.5 million for the three months ended September 30, 2013 due to the reasons described above. Net income increased $0.9 million, or 105.8%, for the nine months ended September 30, 2014 to $1.7 million from $0.8 million for the nine months ended September 30, 2013 due to the reasons described above.
Basic and diluted earnings per share for the three months ended September 30, 2014 were $0.16 per share, an increase of $0.06 per share, or 60.0%, compared to the same period of 2013. Basic and diluted earnings per share for the nine months ended September 30, 2014 were $0.04 per share, an increase of $0.02 per share, or 100.0%, compared to the same period of 2013.

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
U.S. Regions

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$80,503	$91,334	$(10,831)	(11.9)%
Income before taxes	$8,199	$10,079	$(1,880)	(18.7)%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$184,294	$214,132	$(29,838)	(13.9)%
Income before taxes	$14,801	$16,870	$(2,069)	(12.3)%
Revenues for the U.S. Regions segment decreased for the three months ended September 30, 2014 compared to the same period of 2013 by $10.8 million, or 11.9%, to $80.5 million and decreased for the nine months ended September 30, 2014 compared to the same period of 2013 by $29.8 million, or 13.9%, to $184.3 million primarily due to a decrease in revenues from the construction of small-scale renewable energy plants for customers and the timing of revenue recognized as a result of the phase of active projects.
Income before taxes for the U.S. Regions segment decreased for the three months ended September 30, 2014 compared to the same period of 2013 by $1.9 million, or 18.7%, to $8.2 million. The decrease was primarily due to the decrease in revenues described above, partially offset by a favorable mix of higher margin projects. Income before taxes for the U.S. Regions segment decreased for the nine months ended September 30, 2014 compared to the same period of 2013 by $2.1 million, or 12.3%, to $14.8 million. The decrease was primarily due to the decrease in revenues, partially offset by the recovery on a customer warranty issue described above.
U.S. Federal

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$26,233	$19,118	$7,115	37.2%
Income before taxes	$4,222	$1,971	$2,251	114.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$62,374	$44,826	$17,548	39.1%
Income before taxes	$6,487	$1,851	$4,636	250.5%
Revenues for the U.S. Federal segment increased for the three months ended September 30, 2014 compared to the same period of 2013 by $7.1 million, or 37.2%, to $26.2 million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $17.5 million, or 39.1%, to $62.4 million due to two large new energy efficiency projects for which revenue began to be recognized during the second quarter of 2014.
Income before taxes for the U.S. Federal segment increased for the three months ended September 30, 2014 compared to the same period of 2013 by $2.3 million to $4.2 million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $4.6 million to $6.5 million. The increases were primarily due to the increase in revenues described above.

Canada

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$21,976	$20,060	$1,916	9.6%
Loss before taxes	$(318)	$(127)	$(191)	150.4%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$58,043	$49,845	$8,198	16.4%
Loss before taxes	$(3,387)	$(2,061)	$(1,326)	64.3%
Revenues for the Canada segment increased for the three months ended September 30, 2014 compared to the same period of 2013 by $1.9 million, or 9.6%, to $22.0 million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $8.2 million, or 16.4%, to $58.0 million, primarily due to the timing of revenue recognized as a result of the phase of active projects, including several new projects.
Loss before taxes for the Canada segment increased for the three months ended September 30, 2014 compared to the same period of 2013 by $0.2 million to a loss of $0.3 million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $1.3 million, or 64.3%, to a loss of $3.4 million. The increase in the losses was primarily due to an unfavorable mix of lower margin projects.
Small-Scale Infrastructure

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$13,954	$9,750	$4,204	43.1%
Income before taxes	$1,372	$78	$1,294	1,659.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$39,309	$30,324	$8,985	29.6%
Income before taxes	$5,187	$2,705	$2,482	91.8%
Revenues for the Small-Scale Infrastructure segment increased for the three months ended September 30, 2014 compared to the same period of 2013 by $4.2 million, or 43.1%, to $14.0 million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $9.0 million, or 29.6%, to $39.3 million primarily due to an increase in the number of plants fully operational during the nine months ended September 30, 2014, as compared to the same period of 2013.
Income before taxes for the Small-Scale Infrastructure segment increased for the three months ended September 30, 2014 compared to the same period of 2013 by $1.3 million to $1.4 million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $2.5 million, or 91.8%, to $5.2 million. The increases were primarily due to the increase in revenues described above.

All Other & Unallocated Corporate Activity

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$26,225	$21,386	$4,839	22.6%
Income (loss) before taxes	$128	$(497)	$625	125.8%
Unallocated corporate activity	$(6,844)	$(5,511)	$(1,333)	24.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$68,160	$58,910	$9,250	15.7%
Loss before taxes	$(13)	$(141)	$128	90.8%
Unallocated corporate activity	$(21,847)	$(18,136)	$(3,711)	20.5%
Revenues not allocated to segments and presented as all other increased for the three months ended September 30, 2014 compared to the same period of 2013 by $4.8 million, or 22.6%, to $26.2 million primarily due to our current year acquisitions. Revenues not allocated to segments and presented as all other increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $9.3 million, or 15.7%, to $68.2 million primarily due to increases in integrated-PV sales and acquisitions.
Income before taxes not allocated to segments and presented as all other increased by $0.6 million to $0.1 million for the three months ended September 30, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above, partially offset by increased acquisition related costs, including contingent consideration recognized as compensation for post-combination services and amortization of acquired intangible assets. Loss before taxes not allocated to segments and presented as all other decreased for the nine months ended September 30, 2014 compared to the same period of 2013 by $0.1 million to a loss of $0.0 million primarily due an increase in acquisition related selling, general and administrative expenses, depreciation expense and amortization of acquired intangible assets, partially offset by, the increase in revenues described above.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity increased for the three months ended September 30, 2014 compared to the same period of 2013 by $1.3 million, or 24.2%, to $(6.8) million and increased for the nine months ended September 30, 2014 compared to the same period of 2013 by $3.7 million, or 20.5%, to $(21.8) million primarily due to an increase in acquisition related professional fees, a decrease in interest capitalized during the construction of project assets and an increase in salary and benefits expense, including severance charges realized during the first quarter of 2014.
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

See Note 2 to our Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
As a result of the structure of the Federal ESPC project arrangements management uses adjusted free cash flows, as previously defined, as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted free cash flows for the nine months ended September 30, 2014 and 2013 were $19.2 million and $(26.3) million, respectively.
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
The amount of interest capitalized relating to construction financing during the period of construction for the nine months ended September 30, 2014 and 2013 was $0.4 million and $1.3 million, respectively.
Cash flows from operating activities. Operating activities used $12.1 million of net cash during the nine months ended September 30, 2014. During that period, we had net income of 1.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $21.2 million. Decreases in inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and prepaid expenses and other current assets, as well as increases in accounts payable and accrued expenses provided $17.9 million. These were offset by increases in restricted cash, accounts receivable, including retainage, project development costs and other assets and decreases in other liabilities and income taxes payable, which used $19.5 million in cash. An increase in Federal ESPC receivables used an additional $33.4 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $45.3 million of net cash during the nine months ended September 30, 2013. During that period, we had net income of $0.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $13.0 million. Decreases in accounts receivable, including retainage, and inventory and increases in other liabilities provided $6.3 million. These were offset by increases in restricted cash, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets, project development costs and other assets and decreases in accounts payable and accrued expenses and income taxes payable, which used $41.1 million in cash. An increase in Federal ESPC receivables used an additional $24.3 million.
Cash flows from investing activities. Cash flows from investing activities during the nine months ended September 30, 2014 used $28.3 million. Development of our renewable energy plants used $16.5 million. We now expect to invest $20.0 million to $25.0 million on capital expenditures, principally for renewable energy plants, in 2014. In addition, we invested $1.6 million in purchases of other property and equipment and $13.9 million was used for acquisitions. Partially offsetting these amounts were $3.7 million related to Section 1603 grants received during the period.
Cash flows from investing activities during the nine months ended September 30, 2013 used $42.9 million. Development of our renewable energy plants used $35.8 million. In addition, we invested $2.3 million in purchases of other property and equipment and $9.9 million was used for acquisitions. These were partially offset by $1.6 million relating to grant awards received on project assets and $3.5 million in proceeds from the sale of assets.
Cash flows from financing activities. Cash flows from financing activities during the nine months ended September 30, 2014 provided $45.3 million. This was primarily due to $20.0 million in net draws on our revolving credit facility, a decrease in our investment in restricted cash of $2.8 million and proceeds from exercises of options of $1.4 million. These were partially offset by payments on long-term debt of $13.9 million and payments of financing fees of $0.4 million. Proceeds from Federal ESPC projects provided $32.9 million.
Cash flows from financing activities during the nine months ended September 30, 2013 provided $43.3 million. This was primarily due to draws on our revolving credit facility of $18.0 million, proceeds from long-term debt financing of $9.4 million, proceeds from the exercise of stock options of $1.7 million and a decrease in our investment in restricted cash of $1.3 million, partially offset by payments of long-term debt of $8.4 million. Proceeds from Federal ESPC projects provided $21.4 million.
Senior Secured Credit Facility — Revolver and Term Loan
We have a credit and security agreement with two banks. The credit facility consists of a $60.0 million revolving credit facility and an initial $40.0 million term loan. At September 30, 2014, $20.0 million was outstanding under the revolving credit facility and $21.4 million was outstanding under the term loan. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. is the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own and for which financing from others remains outstanding, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters, and we are required to maintain a minimum EBITDA amount on a rolling four-quarter basis. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
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

As of September 30, 2014, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2014, we had outstanding $80.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 3.2% to 7.3% and maturing at various dates from 2017 to 2028. One loan with an outstanding balance as of September 30, 2014 totaling $3.9 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of September 30, 2014 of $43.2 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2013, we had outstanding $90.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2015 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2014 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically Federal Governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $64.8 million and $44.3 million in principal amounts at September 30, 2014 and December 31, 2013, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2014 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$20,000	$—	$20,000	$—	$—
Term Loan	21,428	5,714	15,714	—	—
Project Financing:
Construction and term loans	80,644	7,909	12,862	12,776	47,097
Federal ESPC liabilities(1)	64,833	—	64,833	—	—
Interest obligations(2)	32,897	4,700	7,815	6,077	14,305
Operating leases	11,255	3,394	5,328	2,130	403
Total	$231,057	$21,717	$126,552	$20,983	$61,805

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2014 remains constant for the term of the facility.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2014, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2013.
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
During the three months ended September 30, 2014, we have undertaken the following actions, which had a material affect on our internal controls over financial reporting, to remediate the material weakness identified:

•	we continued to act upon the enhancements to our internal controls that we implemented in 2013 as described in our Annual Report on Form 10-K for the year ended December 31, 2013; and

•	we continued improving the quality and timing of our accounting close process and financial reporting to allow for an increase in time for review.
Further work, however, is required to develop appropriate controls in some aspects of our financial statement preparation and review process to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that all controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout the remainder of 2014.
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
For additional information about certain proceedings, please refer to Note 6, “Commitments and Contingencies”, to our Condensed Consolidated Financial Statements included included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of September 30, 2014, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.
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

AMERESCO, INC.
Date: November 6, 2014	By:	/s/ Andrew B. Spence
Andrew B. Spence
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 8 to Second Amended and Restated Credit and Security Agreement dated July 8, 2014 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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
101
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Furnished herewith.