Form 10-K
period 2014-12-31
Ameresco, Inc.
filed 2015-03-06
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $149,918,286.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 2, 2015
Class A Common Stock, $0.0001 par value per share	28,415,292
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2015 annual meeting of stockholders are incorporated by reference into Part III.

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

PART I
Item 1. Business
Company Overview
Founded in 2000, Ameresco, Inc. is a leading independent provider of comprehensive services, energy efficiency, infrastructure upgrades, asset sustainability and renewable energy solutions for businesses and organizations throughout North America and Europe. Ameresco’s sustainability services include upgrades to a facility’s energy infrastructure and the development, construction and operation of renewable energy plants. Ameresco has successfully completed energy saving, environmentally responsible projects with Federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers. With its corporate headquarters in Framingham, MA, Ameresco has more than 1,000 employees providing local expertise in the United States, Canada, and the United Kingdom.
Strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach. Our acquisition of the energy consultancy and energy project management business of Energyexcel LLP in the third quarter of 2014 added to our local presence in the United Kingdom (“U.K.”) and to our commercial and industrial customer base.
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
As of December 31, 2014, we had backlog of approximately $386.2 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $853.8 million. As of December 31, 2013, we had backlog of approximately $361.9 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we do not yet have signed customer contracts, with estimated total future revenues of an additional $993.0 million. As of December 31, 2012, we had backlog of approximately $367.4 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,114.0 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Recently, awarded projects typically have been taking 12 to 18 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract.
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
Revenues generated from backlog, which we refer to as project revenues, were $388.3 million, $388.0 million and $457.1 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
We also expect to realize recurring revenues both from long-term O&M contracts and from energy supply contracts for renewable energy operating assets that we own. In addition, we expect to generate revenues from the sale of photovoltaic solar energy products and systems (“integrated-PV”) and other services, such as consulting services and enterprise energy management services. Information about revenues from these other service and product offerings may be found in Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Ameresco’s Services and Products
Our principal service is energy efficiency projects, which entails the design, engineering and installation of, and the arranging of financing for, equipment to improve the energy efficiency, and control the operation, of a building’s heating, ventilation, cooling and lighting systems. In certain projects, we also design and construct for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system or other small-scale plant.
After an energy efficiency project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, we often maintain staff on-site to perform these services.
Our service offering also includes the sale of electricity, processed LFG, heat or cooling from the portfolio of assets that we own and operate.
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
As of December 31, 2014, we owned and operated 45 small-scale renewable energy plants and solar photovoltaic (“PV”) installations. Of the owned plants, 24 are renewable LFG plants, two are wastewater biogas plants, and 19 are solar PV installations. The 45 small-scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver LFG producing an aggregate of more than 137 megawatt equivalents.
Our service and product offerings also include integrated-PV and consulting and enterprise energy management services.
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
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 42 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences, web searches, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their RFPs. By working with customers prior to the issuance of an RFP, we can gain a deeper understanding of the customers’ needs and the scope of the potential project. As of December 31, 2014, we had 107 employees in direct sales.
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
Customers
In 2014, we served customers throughout the United States, Canada and the U.K. Historically, including for the years ended December 31, 2014, 2013 and 2012 approximately 80% of of our revenues have been derived from Federal, state, provincial or local government entities, including public housing authorities and public universities. Our Federal customers include various divisions of the U.S. Federal Government. The U.S. Federal Government, which is considered a single customer for reporting purposes, constituted 16.9%, 12.3% and 11.6% of our consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, our largest 20 customers accounted for approximately 39.0% of our total revenues.

Our 20 largest customers for the year ended December 31, 2014, by revenues, in alphabetical order, were:

Alameda Municipal Power (Alameda, California)
Army National Guard - Army National Guard Headquarters Building (Arlington, VA)
British Columbia Housing Authority (Burnaby, British Columbia)
City of London (London, Ontario)
Edmonton District School Board (Edmonton, Alberta)
Federal Bureau of Prisons - Federal Medical Center (Carswell, Texas) and Federal Correctional Institutions (El Reno, Oklahoma and Fort Worth, Texas)
Isle of Wight County Public Schools (Smithfield, Virginia)
Manatee County (Bradenton, Florida)
Metropolitan Airport Commission (Minneapolis, Minnesota)
New Mexico State University (Las Cruces, New Mexico)
Paul Brown Stadium (Cincinnati, Ohio)
Taylorville School District (Taylorville, Illinois)
Town of Cheshire (Cheshire, Connecticut)
Truckee Meadows Water Authority (Reno, Nevada)
U.S. Army - Adelphi Laboratory Center (Adelphi, Maryland)
U.S. Department of Energy - Savannah River Site (Aiken, South Carolina)
U.S. General Services Administration (Washington, D.C.)
U.S. Navy - Portsmouth Naval Shipyard (Portsmouth, New Hampshire)
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
Our principal competitors include Constellation Energy, Honeywell, Johnson Controls, NORESCO, Siemens Building Technologies, TAC Energy Solutions, Trane and Vectren Corporation. We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
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
Renewable energy projects are also subject to specific Governmental safety and economic regulation. States and the Federal Government typically do not regulate the transportation or sale of LFG unless it is combined with and distributed with natural gas, but this is not uniform among states and may change from time to time. States regulate the retail sale and distribution of natural gas to end-users, although regulatory exemptions from regulation are available in some states for limited gas delivery activities, such as sales only to a single customer. The sale and distribution of electricity at the retail level is subject to state and provincial regulation, and the sale and transmission of electricity at the wholesale level is subject to Federal regulation. While we do not own or operate retail-level electric distribution systems or wholesale-level transmission systems, the prices for the products we offer can be affected by the tariffs, rules and regulations applicable to such systems, as well as the prices that the owners of such systems are able to charge. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as “utilities.” At the Federal level, the ownership and operation of, and sale of power from, generation facilities may be subject to regulation under the Public Utility Holding Company Act of 2005 (“PUHCA”), the Federal Power Act (“FPA”), and Public Utility Regulatory Policies Act of 1978 (“PURPA”). However, because all of the plants that we have constructed and operated to date are small power “qualifying facilities” under PURPA, they are subject to less regulation under the FPA, PUHCA and related state utility laws than traditional utilities.
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
Employees
As of December 31, 2014, we had a total of 1,026 employees in offices located in 35 states, the District of Columbia, five Canadian provinces and the U.K.
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
Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2015 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	68	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	54	Executive Vice President, Business Development and Director
Michael T. Bakas	46	Senior Vice President, Renewable Energy
David J. Corrsin	56	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	58	Executive Vice President, Engineering and Operations
Louis P. Maltezos	48	Executive Vice President and General Manager, Central Region
Andrew B. Spence	58	Vice President, Chief Financial Officer and Treasurer
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
Louis P. Maltezos: Mr. Maltezos has served as our executive vice president and general manager, central region, since April 2009. Since September 2014, he also has served as president of Ameresco Canada. From 2004 until April 2009, Mr. Maltezos was our vice president and general manager, midwest region.
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
The sales, design and construction process for energy efficiency and renewable energy projects recently has been taking from 18 to 42 months on average, with sales to Federal Government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Beginning in 2012, we have observed increased use of outside consultants and advisors by our customers, which has resulted in a lengthening of the sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site with high winds, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2014, we had backlog of approximately $386.2 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $853.8 million. As of December 31, 2013, we had fully-contracted backlog of approximately $361.9 million; and we also had awarded projects for which we had not yet have signed customer contracts with estimated total future revenues of an additional $993.0 million. As of December 31, 2012, we had fully-contracted backlog of approximately $367.4 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,114.0 million.
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
Historically, including for the years ended December 31, 2014, 2013 and 2012, more than 80% of our revenues have been derived from sales to Federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the forseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
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
In addition to the right of the Federal government to terminate its contracts with us, Federal Government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a September 30 fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major Governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. Similar practices are likely to also affect the availability of funding for our contracts with Canadian, as well as state, provincial and local government entities. If one or more of our government contracts were terminated or reduced, or if appropriations for the funding of one or more of our contracts is delayed or terminated, our business, financial condition and operating results could be adversely affected.
Our senior credit facility and project financing term loans contain financial and operating restrictions that may limit our business activities and our access to credit.
Provisions in our senior credit facility and project financing term loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.

We have a $60 million, subject to the quarter end ratio covenant described below, revolving senior secured credit facility that matures in June 2016. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Availability under the revolving credit facility is based on 2.0 times our EBITDA for the preceding four quarters and we are required to maintain a minimum EBITDA of $27.0 million over the trailing four consecutive fiscal quarters and a maximum ratio of total funded debt to EBITDA of 2.0 to 1.0. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding.
In addition, our project financing term loans require us to comply with a variety of financial and operational covenants.
Although we do not consider it likely that we will fail to comply with any of these covenants for the next twelve months, we cannot assure that we will be able to do so. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facility. In addition to preventing additional borrowings under this facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under it or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. For example, certain deductions relating to energy efficiency expired at the end of the year in 2014; and certain investment credits relating to energy efficiency are scheduled to expire at the end of the year in 2016. Further, there are increasing calls for “comprehensive tax reform,” which could significantly alter the existing tax code, including the removal of these credits prior to their scheduled expiration. If these deductions are not reinstated, or these credits expire without being extended, or otherwise are eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. Federal tax returns for 2009 through 2013 are currently under audit. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.

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
PUHCA and the FPA regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, all of our current small-scale renewable energy projects are small power “qualifying facilities” (facilities meeting statutory size, fuel and filing requirements) that are exempt from regulations under PUHCA, most provisions of the FPA and state rate and financial regulation. None of our renewable energy projects are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission (“FERC”) under the FPA, but certain of our projects that are under construction or development could become subject to such regulation in the future. Also, we may acquire interests in or develop generating projects that are not qualifying facilities. Non-qualifying facility projects would be fully subject to FERC corporate and rate regulation, and would be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services, which requires substantial disclosures to and discretionary approvals from FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at negotiated, or market-based, rates if FERC determines that we can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, many public utilities (including any non-qualifying facility generator in which we may invest) are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to civil penalties or other risks.
All of our wholesale electric power sales are subject to certain market behavior rules. These rules change from time to time, by virtue of FERC rulemaking proceedings and FERC-ordered amendments to utilities’ or power pools’ FERC tariffs. If we are deemed to have violated these rules, we will be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of our market-based rate authority, as well as potential criminal and civil penalties. If we were to lose market-based rate authority for any non-qualifying facility project we may acquire or develop in the future, we would be required to obtain FERC’s acceptance of a cost-based rate schedule and could become subject to, among other things, the burdensome accounting, record keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules. This could have an adverse effect on the rates we charge for power from our projects and our cost of regulatory compliance.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 23,000 square feet under a lease expiring on June 30, 2017. We occupy nine regional offices in Tempe, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington and North York, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 58 field offices throughout North America and Hawaii. We also own 45 small-scale renewable energy plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
For additional information about certain proceedings, please refer to Note 12, “Commitments and Contingencies”, to our Consolidated Financial Statements included in this report, which is incorporated into this item by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “AMRC”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Class A common stock.

	2014		2013
	High	Low	High	Low
First Quarter	$10.81	$7.41	$10.13	$6.56
Second Quarter	7.79	5.67	9.82	6.90
Third Quarter	8.93	6.39	10.34	8.00
Fourth Quarter	8.38	6.59	10.85	8.33
The closing sale price of our Class A common stock was $6.39 on March 2, 2014, and according to the records of our transfer agent, there were 14 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on July 22, 2010, and in each of the indexes on June 30, 2010 and its relative performance is tracked through December 31, 2014.

COMPARISON OF FOUR-YEAR CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on July 22, 2010 in our Class A common stock or June 30, 2010 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2014.

	7/22/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Ameresco, Inc.	$100.00	$141.20	$134.91	$96.46	$94.99	$68.83
Russell 2000 Index	$100.00	$129.38	$123.98	$144.25	$200.24	$210.05
NASDAQ Clean Edge Green Energy Index	$100.00	$121.20	$74.10	$76.28	$141.77	$147.05
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 6. Selected Financial Data
You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
We derived the consolidated statements of income data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data at December 31, 2014 and 2013 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012, 2011, and 2010, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Consolidated Statements of Income Data:
Revenues(1)	$593,241	$574,171	$631,171	$728,200	$618,226
Cost of revenues	476,309	470,846	503,024	593,154	507,524
Gross profit	116,932	103,325	128,147	135,046	110,702
Selling, general and administrative expenses	103,781	96,693	98,474	84,360	64,710
Goodwill impairment	—	—	1,016	—	—
Operating income	13,151	6,632	28,657	50,686	45,992
Other expenses (income), net	6,859	3,873	4,050	6,506	6,293
Income before provision for income taxes	6,292	2,759	24,607	44,180	39,699
Income tax (benefit) provision	(4,091)	345	6,247	10,767	12,186
Net income	$10,383	$2,414	$18,360	$33,413	$27,513
Net income per share attributable to common shareholders:
Basic(2)	$0.22	$0.05	$0.41	$0.78	$1.07
Diluted	$0.22	$0.05	$0.40	$0.75	$0.66
Weighted average common shares outstanding:
Basic(2)	46,161,846	45,560,078	44,649,275	42,587,818	25,728,314
Diluted	46,718,140	46,419,199	45,995,463	44,707,132	41,513,482
Other Operating Data:
Adjusted EBITDA(3)	$38,473	$29,906	$52,364	$67,560	$59,910

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,762	$17,171	$63,348	$26,277	$44,691
Current assets	226,735	247,009	297,843	283,062	211,710
Total assets	629,659	606,303	675,472	645,597	584,407
Current liabilities	146,089	133,288	148,889	148,268	142,587
Long-term debt, less current portion	90,037	103,222	109,079	86,754	43,417
Federal ESPC liabilities(4)	70,875	44,297	92,843	109,648	158,992
Total stockholders’ equity	$286,306	$276,806	$261,819	$236,421	$198,052

(1)	“Revenues” for 2011 reflects approximately $8.9 million and $27.8 million attributable to our acquisitions in the third quarter of 2011 of AEG and Ameresco Southwest, respectively.

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

(3)
We define adjusted EBITDA as operating income before depreciation, amortization of intangible assets, impairment of goodwill and stock-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or any other measure of financial performance calculated and presented in accordance with GAAP. For additional information and a reconciliation to the most directly comparable financial measure prepared in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview — Non-GAAP Financial Measures” in Item 7.

(4)
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various Federal Government agencies. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the ESPC receivable from the Government and corresponding related ESPC liability is eliminated from our consolidated balance sheet. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, we remain the primary obligor for financing received.

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
Our acquisition of the business of Ennovate in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consulting companies The Energy Services Partnership Limited and ESP Response Limited (together, now known as Ameresco Limited) in the second quarter of 2013 added a local presence in the U.K., expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
Our acquisition of the energy consultancy and energy project management business of Energyexcel LLP in the third quarter of 2014 added to our local presence in the U.K. and to our commercial and industrial customer base.
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
As of December 31, 2014, we had backlog of approximately $386.2 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $853.8 million. As of December 31, 2013, we had fully-contracted backlog of approximately $361.9 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $993.0 million.
Financial Operations Overview
Revenues
We derive revenues principally from energy efficiency projects, which entails the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from: long-term O&M contracts; energy supply contracts for renewable energy operating assets that we own; integrated-PV; and consulting and enterprise energy management services.

Historically, including for the years ended December 31, 2014, 2013 and 2012, approximately 80% of of our revenues have been derived from Federal, state, provincial or local government entities, including public housing authorities and public universities.
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
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income. Amortization expense for the years ended December 31, 2014 and 2013 related to customer contracts was $1.7 million and $1.6 million, respectively.
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
General and administrative expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the years ended December 31, 2014 and 2013, we recorded amortization expense of $3.1 million and $3.3 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in selling, general and administrative expenses in the consolidated statements of income. For the year ended December 31, 2014 we recorded $2.0 million in restructuring charges and $1.4 million in bad debt expense related to a single customer. For the year ended December 31, 2013, we recorded $1.1 million related to the release of a contingent liability associated with a prior year acquisition.
Goodwill Impairment
We conducted our annual goodwill impairment test as of December 31, 2014, 2013 and 2012 for all reporting units and noted no impairment as of the 2014 and 2013 testing dates. The testing performed for the year ended December 31, 2012, indicated that the goodwill of our Canada reporting unit related to our 2009 acquisition of Byrne Engineering, Inc. (“Byrne”), was likely impaired as the carrying value of the reporting unit exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1.0 million during the year ended December 31, 2012.
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
Adjusted EBITDA
We define adjusted EBITDA as operating income before depreciation, amortization of intangible assets, impairment of goodwill and stock-based compensation expense. We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons: adjusted EBITDA and similar non-GAAP measures are widely used by investors to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired; securities analysts often use adjusted EBITDA and similar non-GAAP measures as supplemental measures to evaluate the overall operating performance of companies; and by comparing our adjusted EBITDA in different historical periods, investors can evaluate our operating results without the additional variations of depreciation and amortization expense, goodwill impairment and stock-based compensation expense.
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
Adjusted Cash From Operations
We define adjusted cash from operations as cash flows from operating activities plus proceeds from Federal ESPC projects. Cash received in payment of Federal ESPC projects is treated as a financing cash flow under GAAP due to the unusual financing structure for these projects. These cash flows, however, correspond to the revenue generated by these projects. Thus we believe that adjusting operating cash flow to include the cash generated by our Federal ESPC projects provides investors with a useful measure for evaluating the cash generating ability of our core operating business. Our management uses adjusted cash from operations as a measure of liquidity because it captures all sources of cash associated with our revenue generated by operations.

Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating income	$13,151	$6,632	$28,657
Depreciation, amortization of intangible assets and impairment	22,829	20,475	20,356
Stock-based compensation	2,493	2,799	3,351
Adjusted EBITDA	$38,473	$29,906	$52,364
The following table presents a reconciliation of adjusted cash from operations to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities	$254	$(60,609)	$42,209
Plus: proceeds from Federal ESPC projects	51,165	40,010	30,203
Adjusted cash from operations	$51,419	$(20,599)	$72,412
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
Revenue Recognition
For each arrangement we have with a customer, we typically provide a combination of one or more of the following services or products:

•	installation or construction of energy efficiency measures, facility upgrades and/or a renewable energy plant to be owned by the customer;

•	sale and delivery, under long-term agreements, of electricity, gas, heat, chilled water or other output of a renewable energy or central plant that we own and operate;

•	sale and delivery of PV equipment and other renewable energy products for which we are a distributor, whether under our own brand name or for others;

•	O&M services provided under long-term O&M agreements; and

•	enterprise energy management and consulting services.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $1.8 million and $2.1 million, respectively.
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
Impairment of Goodwill and Intangible Assets
We apply accounting standards codification (“ASC”) 350, Intangibles-Goodwill and Other, in accounting for the valuation of goodwill and identifiable intangible assets. We have selected December 31 as our annual goodwill impairment review date. During our annual goodwill impairment tests at December 31, 2014 and 2013, we determined that the fair value of the enterprise value (equity value plus debt less cash) exceeded the carrying value of the enterprise value for all reporting units, and therefore goodwill and intangible assets were not impaired. During our annual goodwill impairment test at December 31, 2012, we determined that the fair value of our Canada reporting unit did not exceed the carrying value of its enterprise value, and therefore goodwill was impaired and an impairment charge of $1.0 million was recorded against the goodwill of our Canada reporting unit on December 31, 2012; we also determined that the remainder of our goodwill and intangible assets were not impaired as of December 31, 2012. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of December 31, 2014 that exceeded their carrying values by at least 15%.
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
The first step, or Step 1, of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at our December 31, 2014, 2013 and 2012 annual testing dates and determined, with the exception of our Canada reporting unit as of December 31, 2012, that the fair value of the enterprise value exceeded the carrying value of the enterprise value, and therefore that goodwill was not impaired.
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
Should an asset group be identified as potentially impaired based on the defined criteria, an impairment test is performed that includes a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. During the twelve months ended December 31, 2014, 2013 and 2012, no asset group was identified as being impaired. If these estimates or their related assumptions change in the future, an impairment charge may be required against these assets in the reporting period in which the impairment is determined.
Derivative Financial Instruments
We account for our interest rate swaps as derivative financial instruments. As required under GAAP, derivatives are carried on our consolidated balance sheets at fair value. The fair value of our interest rate swaps is determined based on observable market data in combination with expected cash flows for each instrument.
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

•
Prior to December 31, 2009, we entered into two interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount.

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
The interest rate swap that we entered into in March 2010 was a floating-to-fixed interest rate swap. This swap was designated as a hedge in March 2013. During the second quarter of 2014 this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive income and recorded as a reduction to other expenses, net in our consolidated statements of income (loss) during the second quarter of 2014.
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

Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods. For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense of approximately $2.5 million, $2.8 million, and $3.4 million, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options.
Stock Option Grants
We have granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan. We have also granted stock options to certain employees and directors under our 2010 stock incentive plan. At December 31, 2014, 8,488,457 shares were available for grant under that plan.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.93%-2.01%	1.03%-2.18%	0.82%-1.25%
Expected volatility	50%-52%	34%-52%	32%
Expected life	6.5 years	6.0-6.5 years	6.5 years
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
As of December 31, 2014, we had $3.7 million of total unrecognized stock-based compensation cost related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 2.8 years after December 31,

2014. The allocation of this expense between cost of revenues and selling, general and administrative expenses will depend on the salaries and work assignments of the personnel holding these options.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU” 2013-11). The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. We adopted ASU 2013-11 beginning January 1, 2014. This ASU did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. Early application is not permitted under GAAP. We are currently assessing the impact of this ASU on our consolidated financial statements.
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

Results of Operations
The following table sets forth certain financial data from the consolidated statements of income expressed as a percentage of revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$593,241	100.0%	$574,171	100.0%	$631,171	100.0%
Cost of revenues	476,309	80.3%	470,846	82.0%	503,024	79.7%
Gross profit	116,932	19.7%	103,325	18.0%	128,147	20.3%
Selling, general and administrative expenses	103,781	17.5%	96,693	16.8%	98,474	15.6%
Goodwill impairment	—	—%	—	—%	1,016	0.2%
Operating income	13,151	2.2%	6,632	1.2%	28,657	4.5%
Other expenses, net	6,859	1.2%	3,873	0.7%	4,050	0.6%
Income before (benefit) provision for income taxes	6,292	1.1%	2,759	0.5%	24,607	3.9%
Income tax (benefit) provision	(4,091)	(0.7)%	345	0.1%	6,247	1.0%
Net income	$10,383	1.8%	$2,414	0.4%	$18,360	2.9%
Revenues
The following table sets forth a comparison of our revenues for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$593,241	$574,171	$19,070	3.3%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$574,171	$631,171	$(57,000)	(9.0)%
Total revenues increased by $19.1 million, or 3.3%, from 2013 to 2014 primarily due to a $29.5 million increase in revenues from our U.S. Federal segment, a $11.6 million increase in revenues from our Small-Scale Infrastructure segment, a $6.9 million increase in revenues from integrated-PV sales and enterprise energy management services and $9.7 million in revenues as a result of our current year acquisitions. These increases were partially offset by a $40.0 million decrease in revenues from our U.S. Regions segment.
Total revenues decreased by $57.0 million, or 9.0%, from 2012 to 2013 primarily due to a $70.8 million decrease in revenues from our U.S. Regions and U.S. Federal segments, partially offset by an $8.2 million increase in our Canada segment a $2.4 million increase in our Small-Scale Infrastructure segment and $3.6 million increase in revenues from integrated-PV sales. The decrease in revenues from our U.S. Regions and U.S. Federal segments was primarily due to the lagged effect of delays in converting awarded projects to signed contracts, a trend continued from 2012.

Cost of Revenues and Gross Margin
The following table sets forth a comparison of our cost of revenues and gross profit for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$476,309	$470,846	$5,463	1.2%
Gross margin %	19.7%	18.0%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Cost of revenues	$470,846	$503,024	$(32,178)	(6.4)%
Gross margin %	18.0%	20.3%
Cost of revenues. Total cost of revenues increased $5.5 million, or 1.2%, from 2013 to 2014 due primarily to the increase in revenues described above, partially offset by a favorable mix of higher margin projects and a $1.0 million recovery during the second quarter of 2014 related to a customer warranty issue. Total cost of revenues decreased by $32.2 million, or 6.4%, from 2012 to 2013 due primarily to the decrease in revenues year-over-year.
Gross margin. Gross margin increased from 18.0% in 2013 to 19.7% in 2014. The increase was driven primarily by the favorable mix of higher margin projects and the customer warranty recovery described above. Gross margin decreased from 20.3% in 2012 to 18.0% in 2013. The decrease was driven primarily by a proportional increase in lower margin projects as a percentage of total revenues as well as fewer project closeout adjustments in 2013.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$103,781	$96,693	$7,088	7.3%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Selling, general and administrative expenses	$96,693	$98,474	$(1,781)	(1.8)%
Selling, general and administrative expenses increased $7.1 million, or 7.3%, from 2013 to 2014 to $103.8 million primarily due to $2.0 million in restructuring charges, a $1.7 million increase in project development costs and $1.4 million in bad debt expense related to a single customer. Selling, general and administrative expenses for the twelve months ended December 31, 2014 also includes incremental expenses, including $2.6 million in salaries and benefits, as a result of acquisitions.
Selling, general and administrative expenses decreased $1.8 million or 1.8% to $96.7 million from 2012 to 2013 primarily due to a decrease in salaries and benefits of $6.7 million, resulting from improved utilization rates (that is, an increase in employee time spent on specific project or revenue generating activity) partially offset by a $2.3 million increase in professional fees, a $1.1 million increase in information technology expenses, a $0.5 million increase in insurance expense and a $0.7 million increase in depreciation and amortization expense.
Goodwill Impairment
We conducted our annual goodwill impairment test as of December 31, 2014, 2013 and 2012 for all reporting units and noted no impairment of goodwill as of the 2014 and 2013 test dates. The 2012 test, which was based on our then most recent cash flow forecast, indicated that the goodwill of our Canada reporting unit related to our 2009 Byrne acquisition was impaired, as the carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1.0 million during the year ended December 31, 2012.

Other Expenses, Net
Other expenses, net increased from 2013 to 2014 by $3.0 million primarily due to foreign currency exchange losses and a $1.3 million increase in interest expense, net of interest income. The increase in interest expense, net of interest income was due to a decrease in interest capitalized relating to construction financing and an increase in interest related to the conversion to term loans on our construction-to-term loan credit facility during the second half of 2013 and first half of 2014. Other expenses, net decreased from 2012 to 2013 by $0.2 million.
Income Before Taxes
Income before taxes increased from 2013 to 2014 by $3.5 million, or 128.1%, due to the reasons described above. Income before taxes decreased from 2012 to 2013 by $21.8 million, or 88.8%, primarily due to lower revenues and an increase in operating expenses, both as described above.
(Benefit) Provision for Income Taxes
The (benefit) provision for income taxes is based on various rates set by Federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. Our statutory rate, which is a combined Federal and state rate, has ranged between 38.1% and 45.6%. During 2014, we recognized an income tax benefit of $4.1 million. The effective annual income tax rate for 2014 was (65.0)%. The principal reason for the difference between the statutory rate and the annual effective rate were the effects of investment tax credits and production tax credits to which we are entitled from plants we own.
During 2013, we recognized income taxes of $0.3 million, or 12.5% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in Federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $3.3 million reduction in the 2013 provision, or a reduction of 118.9% in the effective rate.
During 2012, we recognized income taxes of $6.2 million, or 25.4% of pretax income. The principal difference between the statutory rate and the effective rate was due to deductions permitted under Section 179D of the Code, which relate to the installation of certain energy efficiency equipment in Federal, state, provincial and local government-owned buildings, as well as production tax credits to which we are entitled from the electricity generated by certain plants that we own. These energy efficiency tax benefits accounted for a $7.0 million reduction in the 2012 provision, or a reduction of 28.6% in the effective rate.
Net Income
Net income increased $8.0 million to $10.4 million for the twelve months ended December 31, 2014 compared to $2.4 million for the same period of 2013 for the reasons discussed above. Basic and diluted earnings per share for the twelve months ended December 31, 2014 were $0.22 per share, an increase of $0.17 per share, compared to the same period of 2013.
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
As a result of the 2012 outcomes discussed above net income was $18.4 million. Earnings per share in 2012 was $0.41 per basic share and $0.40 per diluted share. The weighted-average number of basic and diluted shares increased in 2012 by 4.8% and 2.9%, respectively. The exercise of incentive stock options accounted for the increase in basic shares, while the awarding of new stock options contributed to an increase in diluted shares.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2014 are U.S. Regions, Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling, produced from renewable sources of energy and generated by small-scale plants that we own. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$274,338	$314,339	$(40,001)	(12.7)%
Income before taxes	$25,846	$22,408	$3,438	15.3%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$314,339	$382,118	$(67,779)	(17.7)%
Income before taxes	$22,408	$44,361	$(21,953)	(49.5)%
Revenues for the U.S. Regions segment decreased by $40.0 million, or (12.7)%, to $274.3 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to a $52.7 million decrease in revenues from the construction of small-scale renewable energy plants for customers. In 2014, we made the decision to develop such projects for our own asset portfolio and therefore there were no significant comparable project revenues. This decrease was partially offset by a $12.7 million net increase across the U.S. Regions businesses due to the timing of revenue recognized as a result of the phase of active projects.
Revenues for the U.S. Regions segment decreased from 2012 to 2013 by $67.8 million, or 17.7%, to $314.3 million primarily due the lagged effect of delays in converting awarded projects to signed contracts, a trend continued from 2012.
Income before taxes for the U.S. Regions segment increased by $3.4 million, or 15.3%, to $25.8 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to a favorable mix of higher margin projects and the recovery on a customer warranty issue described above, partially offset by the decrease in the segment’s revenues.
Income before taxes for the U.S. Regions segment decreased from 2012 to 2013 by $22.0 million, or 49.5%, to $22.4 million. The decrease was primarily due to the decrease in revenues, a proportional increase in lower margin projects as a percentage of total revenues as well as fewer project closeout adjustments in 2013.
U.S. Federal

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$99,986	$70,452	$29,534	41.9%
Income before taxes	$10,489	$6,430	$4,059	63.1%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$70,452	$73,469	$(3,017)	(4.1)%
Income before taxes	$6,430	$2,263	$4,167	184.1%
Revenues for the U.S. Federal segment increased by $29.5 million, or 41.9%, to $100.0 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to several large new energy efficiency projects for which revenue began to be recognized during the second quarter of 2014.
Revenues for the U.S. Federal segment decreased from 2012 to 2013 by $3.0 million, or 4.1%, to $70.5 million primarily due to the Federal Government sequestration during 2013 resulting in a delay in the conversion of project backlog to revenues.

Income before taxes for the U.S. Federal segment increased by $4.1 million, or 63.1%, to $10.5 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above.
Income before taxes for the U.S. Federal segment increased from 2012 to 2013 by $4.2 million, or 184.1%, to $6.4 million. The increase was primarily due to an improvement in profit margins due to project mix and a $1.3 million decrease in selling, general and administrative expenses as a result of improved utilization rates.
Canada

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$70,492	$68,797	$1,695	2.5%
Loss before taxes	$(7,838)	$(3,043)	$(4,795)	157.6%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$68,797	$60,564	$8,233	13.6%
Loss before taxes	$(3,043)	$(4,179)	$1,136	(27.2)%
Revenues for the Canada segment increased $1.7 million, or 2.5%, to $70.5 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to the timing of revenue recognized as a result of the phase of active projects, including several new projects.
Revenues for the Canada segment increased from 2012 to 2013 by $8.2 million, or 13.6%, to $68.8 million, primarily due to an increase in new customer contracts and the full year impact of the 2012 FAME acquisition.
Loss before taxes for the Canada segment increased $4.8 million, or 157.6%, to $7.8 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to an unfavorable mix of lower margin projects as well as $1.0 million in restructuring related charges during 2014.
Loss before taxes for the Canada segment decreased from 2012 to 2013 by $1.1 million, or 27.2%, to a loss of $3.0 million. The improvement is primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses related to improved operating efficiencies.
Small-Scale Infrastructure

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$52,037	$40,388	$11,649	28.8%
Income before taxes	$6,090	$4,365	$1,725	39.5%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$40,388	$37,979	$2,409	6.3%
Income before taxes	$4,365	$2,031	$2,334	114.9%
Revenues for the Small-Scale Infrastructure segment increased $11.6 million, or 28.8%, to $52.0 million for the twelve months ended December 31, 2014 primarily due to an increase in the number of owned plants fully operational compared to the same period of 2013.
Revenues for the Small-Scale Infrastructure segment increased from 2012 to 2013 by $2.4 million, or 6.3%, to $40.4 million primarily due to an increase in the number of owned plants fully operational during 2013, as well as a $0.8 million increase in revenue recognized from the sale of renewable energy certificates.
Income before taxes for the Small-Scale Infrastructure segment increased by $1.7 million, or 39.5%, to $6.1 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above.

Income before taxes for the Small-Scale Infrastructure segment increased from 2012 to 2013 by $2.3 million, or 114.9%, to $4.4 million. The increase was primarily due to the increase in revenues described above, a decrease in maintenance expense and a $1.4 million gain on the ineffective portion of our interest rate swaps, partially offset by an increase in depreciation expense.
All Other & Unallocated Corporate Activity

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$96,388	$80,195	$16,193	20.2%
Loss before taxes	$(208)	$(1,281)	$1,073	(83.8)%
Unallocated corporate activity	$(28,087)	$(26,120)	$(1,967)	7.5%

	Year Ended December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues	$80,195	$77,041	$3,154	4.1%
(Loss) Income before taxes	$(1,281)	$1,322	$(2,603)	(196.9)%
Unallocated corporate activity	$(26,120)	$(21,191)	$(4,929)	23.3%
Revenues not allocated to segments and presented as all other increased $16.2 million, or 20.2%, to $96.4 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due a $6.9 million increase in revenues from integrated-PV sales and enterprise energy management services, and $9.7 million in revenues as a result of our current year acquisitions.
Revenues not allocated to segments and presented as all other, increased from 2012 to 2013 by $3.2 million, or 4.1%, to $80.2 million primarily due to a $3.6 million increase in integrated-PV sales.
Loss before taxes not allocated to segments and presented as all other decreased by $1.1 million to a loss of $0.2 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to the increase in revenues described above.
Income (loss) before taxes not allocated to segments and presented as all other, decreased from 2012 to 2013 by $2.6 million to a loss of $1.3 million primarily due to investments made in new products and service offerings that were not yet generating meaningful revenues, partially offset by the increase in revenues described above.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity increased by $2.0 million, or 7.5%, to $28.1 million primarily due to an increase in salary and benefit expenses, including severance charges realized during the first quarter of 2014, and acquisition related costs.
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
The changes in cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities	$254	$(60,609)	$42,209
Cash flows from investing activities	(38,600)	(29,937)	(48,953)
Cash flows from financing activities	42,776	43,190	43,486
Effect of exchange rate changes on cash	2,161	1,179	328
Net (decrease) increase in cash and cash equivalents	$6,591	$(46,177)	$37,070
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through 2015 and thereafter.
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements are recorded as financing cash inflows. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the Federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
As a result of the structure of the Federal ESPC project arrangements management uses adjusted cash from operations, as previously defined, as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted cash from operations for the twelve months ended December 31, 2014, 2013 and 2012 were $51.4 million, $(20.6) million and $72.4 million, respectively.
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
Capital expenditures. Our total capital expenditures were $24.7 million, $23.6 million, and $44.9 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively. The 2014, 2013 and 2012 capital expenditures were net of Section 1603 rebates received of $3.7 million, $3.3 million, and $7.3 million, respectively. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forgo such tax credits in exchange for the payment made under Section 1603. Additionally, we invested $13.9 million, $9.8 million and $4.0 million in acquisitions for the twelve months ended December 31, 2014, 2013 and 2012, respectively. We currently plan to invest approximately $75.0 million to 90.0 million in capital expenditures in 2015, principally for new renewable energy plants.
Cash flows from operating activities. Operating activities provided $0.3 million of net cash during 2014. In 2014, we had net income of $10.4 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $23.6 million. Net increases in other assets and decreases in other liabilities used $9.3 million.

These uses of cash were partially offset by decreases in restricted cash, accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets and project development costs and increases in accounts payable, accrued expenses, other current liabilities and and income taxes payable which provided $35.1 million. Federal ESPC receivables used $59.5 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $60.6 million of net cash during 2013. In 2013, we had net income of $2.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $1.2 million. Net increases in restricted cash, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, inventory, project development costs and other assets and decreases in accounts payable, accrued expenses, other current liabilities used $42.6 million. However, decreases in accounts receivable including retainage, prepaid expenses and other current assets and increases in other liabilities and income taxes payable provided $19.4 million. Federal ESPC receivables used $41.0 million.
Operating activities provided $42.2 million of net cash during 2012. In 2012, we had net income of $18.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $19.5 million. Net decreases in accounts receivable including retainage, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and increases in accounts payable and accrued expenses, other liabilities and income taxes payable provided $49.2 million. However, increases in restricted cash, project development costs, inventory, prepaid expenses and other current assets and other assets used $16.2 million. Federal ESPC receivables used $28.7 million.
Cash flows from investing activities. Cash used for investing activities totaled $38.6 million during 2014 and consisted of capital investments of $26.7 million related to the development of renewable energy plants; $1.7 million related to purchases of other property and equipment; and $13.9 million for acquisitions. Offsetting these amounts was $3.7 million of Section 1603 and other rebates received during the period.
Cash used for investing activities totaled $29.9 million during 2013 and consisted of capital investments of $24.5 million related to the development of renewable energy plants; $2.3 million related to purchases of other property and equipment; and $9.8 million for the acquisition of Ennovate and ESP. Offsetting these amounts were the sale of assets of $3.5 million and $3.3 million of Section 1603 and other rebates received during the period.
Cash used for investing activities totaled $49.0 million during 2012 and consisted of capital investments of $47.2 million related to the development of renewable energy plants; $5.1 million related to purchases of other property and equipment; $4.0 million primarily for the acquisition of FAME. Offsetting these amounts were $7.3 million of Section 1603 rebates received during the period.
Cash flows from financing activities. Net cash provided by financing activities totaled $42.8 million during 2014 and included repayments of $18.4 million on long-term debt and payments of $0.4 million relating to financing fees. These uses of financing cash were offset by the release of $3.0 million from restricted cash accounts, proceeds from our senior secured credit facility of $5.0 million and exercises of options, which provided $1.4 million. Proceeds from Federal ESPC projects provided $51.2 million in cash.
Net cash provided by financing activities totaled $43.2 million during 2013 and included repayments of $14.7 million on other long-term debt and payments of $0.5 million relating to financing fees. These uses of financing cash were offset by the release of $1.6 million into restricted cash accounts, proceeds from long-term debt financing of $9.4 million and exercises of options, which provided $2.1 million. Proceeds from Federal ESPC projects provided $40.0 million in cash.
Net cash provided by financing activities totaled $43.5 million during 2012 and included repayments of $9.3 million on our senior secured credit facility, repayments of $5.6 million on other long-term debt, payments of $3.2 million relating to financing fees, payments of $2.7 million into restricted cash accounts, and the book overdraft of $7.3 million. These were offset by proceeds from long-term debt financing of $37.7 million and exercises of options which provided $3.5 million. Proceeds from Federal ESPC projects provided $30.2 million in cash.
Senior Secured Credit Facility — Revolver and Term Loan
We have a credit and security agreement with two banks. The credit facility consists of a $60.0 million, subject to the quarter end ratio covenant described below, revolving credit facility and an initial $40.0 million term loan. At December 31,

2014, $34.0 million was available and $5.0 million was outstanding under the revolving credit facility; and $20.0 million was outstanding under the term loan. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. is the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own and for which financing from others remains outstanding, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters. We are required to maintain a minimum EBITDA of $27.0 million on a trailing four-quarter basis; a maximum ratio of total funded debt to EBITDA as of the end of each fiscal quarter of 2.0 to 1.0; and a minimum ratio of cash flow to debt service of 1.5 to 1.0 for the trailing four fiscal quarters. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
As of December 31, 2014, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of December 31, 2014, we had outstanding $77.3 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 6.1% to 7.3%. One loan, with an outstanding balance as of December 31, 2014 of $3.7 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at December 31, 2014 of $41.0 million, requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2013, we had outstanding $90.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2015 to 2028. As of December 31, 2012, we had outstanding $88.6 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2013 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2014 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically Federal Governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $70.9 million and $44.3 million in principal amounts at December 31, 2014 and 2013, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2014 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$5,000	$—	$5,000	$—	$—
Term Loan	20,000	5,714	14,286	—	—
Project Financing:
Construction and term loans	77,292	6,541	12,775	12,569	45,407
Federal ESPC liabilities(1)	70,875	—	70,875	—	—
Interest obligations(2)	30,379	4,438	7,256	5,723	12,962
Operating leases	10,595	3,296	5,327	1,704	268
Total	$214,141	$19,989	$115,519	$19,996	$58,637

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2014 remains constant for the term of the facility.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in U.S. and Canadian dollars and British pounds sterling (“GBP”). Changes in these rates may have an impact on future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.
Interest Rate Risk
We had cash and cash equivalents totaling $23.8 million as of December 31, 2014 and $17.2 million as of December 31, 2013. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and beginning in June 2013 in GBP. Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income. For the year ended December 31, 2014, due to the strengthening of the U.S. dollar versus both the Canadian dollar and GBP, our foreign currency translation resulted in a loss of $3.5 million which we recorded as a decrease in accumulated other comprehensive income. For the year ended December 31, 2013, due to the strengthening of the U.S. dollar versus both the Canadian dollar and GBP, our foreign currency translation resulted in a loss of 1.0 million, which we recorded as a decrease in accumulated other comprehensive income.
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

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$23,762	$17,171
Restricted cash	12,818	15,497
Accounts receivable, net	71,661	82,008
Accounts receivable retainage	15,968	18,195
Costs and estimated earnings in excess of billings	66,325	71,204
Inventory, net	8,896	10,257
Prepaid expenses and other current assets	8,666	14,177
Income tax receivable	3,525	3,971
Deferred income taxes	5,440	4,843
Project development costs	9,674	9,686
Total current assets	226,735	247,009
Federal ESPC receivable	79,167	44,297
Property and equipment, net	7,372	8,699
Project assets, net	217,772	210,744
Deferred financing fees, net	4,313	5,320
Goodwill	60,479	53,074
Intangible assets, net	11,238	10,253
Other assets	22,583	26,907
Total assets	$629,659	$606,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,255	$12,974
Accounts payable	87,787	79,509
Accrued expenses and other current liabilities	26,944	23,257
Billings in excess of cost and estimated earnings	18,291	16,933
Income taxes payable	812	615
Total current liabilities	146,089	133,288
Long-term debt, less current portion	90,037	103,222
Federal ESPC liabilities	70,875	44,297
Deferred income taxes	7,210	10,875
Deferred grant income	8,842	8,163
Other liabilities	20,300	29,652
Commitments and contingencies (Note 12)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	December 31,
	2014	2013
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,351,792 shares issued and outstanding at December 31, 2014, 27,869,317 shares issued and outstanding at December 31, 2013	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2014 and 2013	2	2
Additional paid-in capital	107,445	102,587
Retained earnings	181,477	171,094
Accumulated other comprehensive (loss) income, net	(2,620)	3,112
Non-controlling interest	(1)	8
Total stockholders’ equity	286,306	276,806
Total liabilities and stockholders’ equity	$629,659	$606,303
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$593,241	$574,171	$631,171
Cost of revenues	476,309	470,846	503,024
Gross profit	116,932	103,325	128,147
Selling, general and administrative expenses	103,781	96,693	98,474
Goodwill impairment	—	—	1,016
Operating income	13,151	6,632	28,657
Other expenses, net (Note 14)	6,859	3,873	4,050
Income before (benefit) provision for income taxes	6,292	2,759	24,607
Income tax (benefit) provision	(4,091)	345	6,247
Net income	$10,383	$2,414	$18,360
Net income per share attributable to common shareholders:
Basic	$0.22	$0.05	$0.41
Diluted	$0.22	$0.05	$0.40
Weighted average common shares outstanding:
Basic	46,161,846	45,560,078	44,649,275
Diluted	46,718,140	46,419,199	45,995,463

The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$10,383	$2,414	$18,360
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedges, net of tax effect of $917, $614 and $0, respectively	(2,217)	3,427	(667)
Foreign currency translation adjustment	(3,515)	(1,028)	722
Total other comprehensive income (loss)	(5,732)	2,399	55
Comprehensive income	$4,651	$4,813	$18,415
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

									Accumulated
					Additional				Other	Non-	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Equity
Balance, December 31, 2011	30,713,837	$3	18,000,000	$2	$86,068	$158,810	4,833,284	$(9,183)	$658	$64	$236,422
Exercise of stock options, net	1,306,145	—	—	—	3,463	—	—	—	—	—	3,463
Stock-based compensation expense, including excess tax benefits of $260	—	—	—	—	3,611	—	—	—	—	—	3,611
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	(667)	—	(667)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	722	—	722
Non-controlling interest	—	—	—	—	—	—	—	—	—	(91)	(91)
Net income	—	—	—	—	—	18,360	—	—	—	—	18,360
Balance, December 31, 2012	32,019,982	3	18,000,000	2	93,142	177,170	4,833,284	(9,183)	713	(27)	261,820
Exercise of stock options, net	682,619	—	—	—	2,074	—	—	—	—	—	2,074
Stock-based compensation expense, including excess tax benefits of $5,264	—	—	—	—	8,064	—	—	—	—	—	8,064
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	3,427	—	3,427
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,028)	—	(1,028)
Non-controlling interest	—	—	—	—	—	—	—	—	—	35	35
Retirement of treasury shares	(4,833,284)	—	—	—	(693)	(8,490)	(4,833,284)	9,183	—	—	—
Net income	—	—	—	—	—	2,414	—	—	—	—	2,414
Balance, December 31, 2013	27,869,317	3	18,000,000	2	102,587	171,094	—	—	3,112	8	276,806
Exercise of stock options, net	482,475	—	—	—	1,447	—	—	—	—	—	1,447
Stock-based compensation expense, including excess tax benefits of $918	—	—	—	—	3,411	—	—	—	—	—	3,411
Unrealized loss from interest rate hedge, net	—	—	—		—	—	—	—	(2,217)	—	(2,217)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3,515)	—	(3,515)
Non-controlling interest	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	10,383	—	—	—	—	10,383
Balance, December 31, 2014	28,351,792	$3	18,000,000	$2	$107,445	$181,477	—	$—	$(2,620)	$(1)	$286,306
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$10,383	$2,414	$18,360
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of project assets	15,047	12,595	11,229
Depreciation of property and equipment	3,044	3,078	2,829
Amortization of deferred financing fees	1,353	1,091	456
Amortization of intangible assets	4,738	4,802	5,282
Impairment of goodwill	—	—	1,016
Provision for bad debts	1,988	502	149
Gain on contingent liability	—	(1,075)	—
Gain on sale of assets	—	(632)	(800)
Unrealized (gain) loss on interest rate swaps	(1,418)	(1,459)	98
Stock-based compensation expense	2,493	2,799	3,351
Deferred income taxes	(2,749)	(15,261)	(3,850)
Excess tax benefits from stock-based compensation arrangements	(918)	(5,264)	(260)
Changes in operating assets and liabilities:
Restricted cash	300	(1,526)	(11,089)
Accounts receivable	8,611	1,391	25,624
Accounts receivable retainage	3,289	5,246	3,055
Federal ESPC receivable	(59,457)	(40,998)	(28,651)
Inventory	1,308	(94)	(859)
Costs and estimated earnings in excess of billings	4,587	(8,740)	7,225
Prepaid expenses and other current assets	5,526	371	(447)
Project development costs	482	(652)	(3,010)
Other assets	(1,907)	(14,001)	(791)
Accounts payable, accrued expenses and other current liabilities	9,496	(13,281)	10,679
Billings in excess of cost and estimated earnings	811	(4,310)	(4,943)
Other liabilities	(7,414)	5,370	2,978
Income taxes payable	661	7,025	4,578
Cash flows from operating activities	254	(60,609)	42,209
Cash flows from investing activities:
Purchases of property and equipment	(1,745)	(2,331)	(5,061)
Purchases of project assets	(26,679)	(24,541)	(47,191)
Grant awards and rebates received on project assets	3,727	3,262	7,311
Proceeds from sales of assets	—	3,511	—
Acquisitions, net of cash received	(13,903)	(9,838)	(4,012)
Cash flows from investing activities	$(38,600)	$(29,937)	$(48,953)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$918	$5,264	$260
Book overdraft	—	—	(7,297)
Payments of financing fees	(374)	(511)	(3,208)
Proceeds from exercises of options	1,447	2,073	3,463
(Payments of) proceeds from senior secured credit facility	5,000	—	(9,286)
Proceeds from long-term debt financing	—	9,434	37,713
Proceeds from Federal ESPC projects	51,165	40,010	30,203
Non-controlling interest	(9)	35	(91)
Restricted cash	3,021	1,554	(2,684)
Payments on long-term debt	(18,392)	(14,669)	(5,587)
Cash flows from financing activities	42,776	43,190	43,486
Effect of exchange rate changes on cash	2,161	1,179	328
Net increase (decrease) in cash and cash equivalents	6,591	(46,177)	37,070
Cash and cash equivalents, beginning of year	17,171	63,348	26,278
Cash and cash equivalents, end of year	$23,762	$17,171	$63,348
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,583	$7,185	$6,171
Cash paid for income taxes	$3,125	$3,831	$1,562
Non-cash Federal ESPC settlement	$24,587	$88,556	$47,008
Accrued purchases of project assets	$3,229	$2,080	$3,385
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
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s operating assets; and 3) direct payment for photovoltaic equipment and systems.
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
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions used in these consolidated financial statements relate to the estimation of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long lived assets, income taxes, self insurance reserves and any potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2014 under the plan was $75 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 15.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for ESPCs, construction of project assets, operations and maintenance reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers,

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

relating to the Company’s enterprise energy management services. As of December 31, 2014 and 2013, the Company classified the non-current portion of restricted cash of $10,636 and $11,295, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$1,519	$1,174	$1,135
Charges to costs and expenses	1,988	502	149
Account write-offs and other	(656)	(157)	(110)
Balance, end of period	$2,851	$1,519	$1,174
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months that follow.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party investors that provide construction and permanent financing for such contracts. The receivable is recognized as revenue as each project is constructed. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the assigned ESPC receivable from the Government and corresponding ESPC liability are eliminated from the Company’s consolidated financial statements.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

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
The Company capitalizes interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2014, 2013 and 2012 was $518, $1,825 and $2,104, respectively.
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
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to the Company’s assets include a significant decrease in the market price of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.
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
The Company received $3,727, $3,262 and $6,024 in Section 1603 grants during the years ended December 31, 2014, 2013 and 2012, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,842 and $8,163 in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to or subject to adjustment based on future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

in the accompanying consolidated statements of cash flows. No rebates were received by the Company during the years ended December 31, 2014 or 2013. The Company received a rebate of $1,287 during the year ended December 31, 2012.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility, as discussed in Note 7, for which deferred financing fees are amortized on a straight line basis over the term of the agreement.
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
Factors that could indicate that an impairment may exist include significant under-performance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the base price of the Company’s publicly traded stock for a sustained period of time.  Although the Company believes goodwill and intangible assets are appropriately stated in the accompanying consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. The Company recorded a goodwill impairment charge of $1,016 for the year ended December 31, 2012. See Note 4 for additional disclosure.
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
During the second quarter of 2013, the Company entered into a stock purchase agreement to acquire, through a wholly owned subsidiary, 100% of the capital stock of The Energy Services Partnership Limited and ESP Response Limited (together, “ESP”). During the first quarter of 2013, the Company acquired substantially all of the assets of Ennovate Corporation (“Ennovate”). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of ESP resulted in the Company recording goodwill totaling $2,632. The acquisition of Ennovate resulted in the Company recording goodwill totaling $1,050.
During the third quarter of 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. entered into a stock purchase agreement to acquire 100% of the capital stock of FAME Facility Software Solutions, Inc. (“FAME”). During the third quarter of 2011, the Company entered into two separate stock purchase agreements to acquire 100% of the capital stock of each of Applied Energy Group (“AEG”) and APS Energy Services, Inc. (now known as “Ameresco Southwest”). During the fourth quarter of 2011, the Company entered into an asset purchase agreement to acquire the xChangePoint® and energy projects businesses of Energy and Power Solutions, Inc., (“EPS”) (now known as “Ameresco Intelligent Systems”, or “AIS”). The net purchase price for each acquisition has been allocated to the net identified assets acquired based on the respective fair values of such acquired assets at the dates of each acquisition. The residual amounts were allocated to goodwill. The acquisition of FAME resulted in the Company recording goodwill totaling $1,887. The acquisition of AEG resulted in the Company recording goodwill totaling $8,728. For the acquisition of Ameresco Southwest, the Company recorded goodwill of $16,545. And for the acquisition of AIS, the Company recorded goodwill of $1,549.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fifteen years from their respective acquisition dates.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

See Notes 3 and 4 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the fair value of interest rate swaps and the non-current portion of project development costs and accounts receivable retainages.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. As of December 31, 2014, 2013 and 2012, the Company had no ARO liabilities recorded.
Federal ESPC Liabilities
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract (“ESPC”) projects with various Federal Government agencies. Upon completion and acceptance of the project by the Government, typically within 24 months of construction commencement, the ESPC receivable from the Government and corresponding ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, the Company remains the primary obligor for financing received.
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
For the years ended December 31, 2014 and 2013, billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using third party evidence or management’s best estimate of selling price.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, short- and long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

payable and accrued expenses approximates their carrying value. See below for fair value measurements of long-term debt. See Note 15 for fair value measurement of interest rate swaps.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2014, 2013 and 2012.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2014, the fair value of the Company’s fixed-rate long-term debt exceeds its carrying value by approximately $70. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
During 2007, the Company entered into two interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover initial notional amounts of $13,081 and $3,256, each a variable rate note at fixed interest rates of 5.4% and 5.3%, respectively, and expire in March 2024 and February 2021, respectively. These interest rate swaps qualified, but were not designated, as cash flow hedges until April 1, 2010. Since April 2010, they have been designated as hedges. Accordingly, the Company recognized the change in fair value of these derivatives in the consolidated statements of income prior to April 1, 2010, and the effective portion in the consolidated statements of comprehensive income (loss) thereafter.
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. As of December 31, 2012, this swap had not been designated as a hedge. For the years ended December 31, 2013 and 2012, the Company has recorded an unrealized (gain) loss in earnings of $(266) and $98, respectively, as other expenses, net in the consolidated statements of income. This swap was designated as a hedge in March 2013. During the second quarter of 2014 this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive income and recorded as a reduction to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter of 2014.
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
In October 2012, the Company entered into two eight-year interest rate swap contracts under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $16,750 variable rate note at a fixed interest rate of 1.71%. This notional amount increased to $42,247 on September 30, 2013 and expires in March 2020. These interest rate swaps have been designated as hedges since inception.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

In October 2012, the Company also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25,377 variable rate note at a fixed interest rate of 3.70%, with an effective date of March 31, 2020, and expires in June 2028. These interest rate swaps have been designated as hedges since inception.
See Notes 14, 15 and 16 for additional information on the Company’s derivative instruments.
Earnings Per Share
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares, including vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares; the dilutive effect of convertible preferred stock, under the “if converted” method; and the treasury stock method with regard to warrants and stock options; all as determined under the treasury stock method.

	Year Ended December 31,
	2014	2013	2012
Net income	$10,383	$2,414	$18,360
Basic weighted-average shares outstanding	46,161,846	45,560,078	44,649,275
Effect of dilutive securities:
Stock options	556,294	859,121	1,346,188
Diluted weighted-average shares outstanding	46,718,140	46,419,199	45,995,463
For the years ended December 31, 2014, 2013 and 2012, 1,737,261, 1,856,591 and 681,688 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU” 2013-11). The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The Company adopted ASU 2013-11 beginning January 1, 2014. This ASU did not have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. Early application is not permitted under GAAP. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

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
In August 2014, the Company acquired the energy consultancy and energy project management business of EEX, an independent energy services provider located in Central London, UK. The Company paid $9,054 to acquire substantially all of the assets of EEX. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller and its owners. The Company deposited approximately $834 of the initial cash payment with a third-party escrow agent as security for these matters.
In June 2013, the Company acquired ESP (now known as Ameresco Limited), comprising two energy management consulting companies and located in Castleford, United Kingdom. The Company paid $8,765 to acquire all of the outstanding stock of the ESP companies. The purchase price was subject to post-closing adjustments for working capital and for certain indemnity obligations of the selling stockholders. The Company deposited approximately $778 of the initial cash payment with a third-party escrow agent as security for these matters.
In February 2013, the Company acquired substantially all of the assets of Ennovate, an energy service company active throughout Colorado, Nebraska, Kansas, Montana and Wyoming, serving customers that include schools, higher education facilities, municipalities and counties. The Company paid $1,766 to acquire these assets. The purchase price was subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller. The Company deposited approximately $1,200 of the initial cash payment with a third-party escrow agent as security for these matters.
In July 2012, the Company’s wholly owned subsidiary Ameresco Canada Inc. acquired FAME, a privately held company offering infrastructure asset management solutions serving both public and private sector customers primarily in western Canada. The Company made a cash payment of $4,487 to acquire all of the outstanding stock of FAME. The Company deposited approximately $900 of the purchase price with a third-party escrow agent as security for the selling stockholders’ indemnification obligations under the terms of the acquisition agreement.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2014	2013	2012
Cash	$—	$1,292	$810
Accounts receivable	1,432	772	321
Costs and estimated earnings in excess of billings	186	665	—
Prepaid expenses and other current assets	295	1,169	108
Property and equipment and project assets	123	138	43
Goodwill	7,590	3,682	1,887
Intangible assets(1)	7,208	5,099	2,100
Accounts payable	(1,719)	(413)	(6)
Accrued liabilities	(459)	(607)	(618)
Billings in excess of cost and estimated earnings	(752)	(108)	(158)
Deferred taxes and other liabilities	—	(1,158)	—
Purchase price	$13,904	$10,531	$4,487
Total, net of cash received	$13,904	$9,239	$3,677
Total fair value of consideration	$13,904	$10,531	$4,487
(1) Intangible assets acquired during 2014 consisted of customer contracts, customer relationships, non-compete agreements and technology and were assigned a weighted average useful life of 8.2 years.
The allocation of the purchase price for the 2014 acquisitions are preliminary, based on management’s current best estimates and subject to revision.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2012	$23,709	$3,375	$3,827	$—	$18,058	$48,969
Goodwill acquired during the year	1,050	—		—	2,632	3,682
Currency effects	—	—	297	—	126	423
Balance, December 31, 2013	24,759	3,375	4,124	—	20,816	53,074
Goodwill acquired during the year	—	—	—	—	7,590	7,590
Fair value adjustments(1)	—	—	—	—	641	641
Currency effects	—	—	(343)	—	(483)	(826)
Balance, December 31, 2014	$24,759	$3,375	$3,781	$—	$28,564	$60,479
Accumulated Goodwill Impairment Balance, December 31, 2013	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, December 31, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents a final purchase accounting adjustment to decrease the recorded fair value of certain acquired intangible assets totaling $801, net of a $160 deferred tax liability adjustment, related to the Company’s prior year acquisition of ESP (now known as Ameresco Limited).

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactively to the periods in which the acquisitions occurred.
In accordance with ASC 350, goodwill was tested for impairment as of December 31, 2014, 2013 and 2012 at the reporting unit level using a discounted cash flow method under the income approach and with a peer-based, risk-adjusted weighted average cost of capital. No instances of impairment were identified in the December 31, 2014 or 2013 assessments. Based on the Company’s goodwill impairment assessment, all of the Company’s reporting units with goodwill had estimated fair values as of December 31, 2014 that exceeded their carrying values by at least 15%.
Upon completion of the annual step 1 assessment for the year ended December 31, 2012, Canada goodwill related to the Byrne acquisition (acquired in November 2009), was determined to be likely impaired. The impairment was the result of its fair value at the measurement date being less than its carrying amount. As the annual assessment indicated that Byrne’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to Byrne. Under Step 2, the fair value of all Byrne’s assets and liabilities were estimated, including tangible and intangible assets. The implied fair value of the goodwill being a residual was then compared to the recorded goodwill to determine the amount of impairment. As a result of this analysis a $1,016 goodwill impairment charge was recorded in the Company’s consolidated statement of income for the year ended December 31, 2012.
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2014, 2013 and 2012.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of December 31,
	2014	2013
Gross Carrying Amount
Customer contracts	$8,103	$7,684
Customer relationships	12,792	8,200
Non-compete agreements	3,402	3,230
Technology	2,794	2,386
Trade names	551	556
	27,642	22,056
Accumulated Amortization
Customer contracts	6,911	5,349
Customer relationships	4,562	2,923
Non-compete agreements	2,725	1,872
Technology	1,767	1,299
Trade names	439	360
	16,404	11,803
Intangible assets, net	$11,238	$10,253
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income. Amortization expense related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income. Amortization expense for the years ended December 31, 2014, 2013 and 2012 is as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Customer contracts	$1,673	$1,550	$2,450
Customer relationships	1,688	1,643	1,265
Non-compete agreements	805	968	724
Technology	490	517	671
Trade names	82	124	172
Total intangible amortization expense	$4,738	$4,802	$5,282
Estimated amortization expense for existing intangible assets for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Cost of Revenues	Included in Selling, General and Administrative Expenses
2015	$935	$3,166
2016	222	2,403
2017	35	1,699
2018	—	1,155
2019	—	814
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2014	2013
Furniture and office equipment	$5,055	$5,002
Computer equipment and software costs	17,237	15,970
Leasehold improvements	2,707	2,560
Automobiles	1,099	1,055
Land	520	520
Property and equipment, gross	26,618	25,107
Less - accumulated depreciation	(19,246)	(16,408)
Property and equipment, net	$7,372	$8,699
Depreciation expense on property and equipment for the years ended December 31, 2014, 2013 and 2012 was $3,044, $3,078 and $2,829, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
6. PROJECT ASSETS
Project assets consist of the following:

	December 31,
	2014	2013
Project assets	$292,879	$270,418
Less - accumulated depreciation and amortization	(75,107)	(59,674)
Project assets, net	$217,772	$210,744

For the twelve months ended December 31, 2014, 2013 and 2012, the Company received $3,727, $3,262 and $6,024, respectively, in grant awards from the Treasury under Section 1603 of the 2009 American Recovery and Reinvestment Act. The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in Federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,842 and $8,163 in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received during the years ended December 31, 2014 and 2013. The Company received rebates of $1,287 during the year ended December 31, 2012.
Depreciation and amortization expense on the above project assets, net of deferred grant amortization, for the years ended December 31, 2014, 2013 and 2012 was $15,047, $12,595 and $11,229, respectively, and is included in cost of revenues in the accompanying consolidated statements of income.
7. LONG-TERM DEBT
Long-term debt comprised the following:

	December 31,
	2014	2013
Senior secured credit facility, due June 2016, interest at varying rates monthly in arrears	$25,000	$25,714
8.673% term loan payable in quarterly installments through December 2015	—	1,667
6.345% term loan payable in semi-annual installments through February 2021	1,968	2,192
6.345% term loan payable in semi-annual installments through June 2024	10,468	11,059
Variable rate construction to term loan payable in quarterly installments through December 2024	13,638	18,558
6.500% term loan payable in monthly installments through October 2017	350	459
7.250% term loan payable in quarterly installments through March 2021	3,746	4,258
6.110% term loan payable in monthly installments through June 2028	6,081	7,028
Variable rate construction to term loan payable in quarterly installments through June 2028	41,041	45,261
	102,292	116,196
Less - current maturities	12,255	12,974
Long-term debt	$90,037	$103,222
Aggregate maturities of long-term debt for the years ended December 31, are as follows:

2015	$12,255
2016	25,548
2017	6,513
2018	5,961
2019	6,608
Thereafter	45,407
$102,292
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company entered into an amended and restated credit and security agreement with two banks consisting of a $60,000 revolving credit facility and a $40,000 term loan. The revolving credit facility may be increased up to an additional $25,000 at the Company’s option, if the lenders agree. At December 31, 2014 and 2013, $20,000 and $25,714, was outstanding under the term loan, respectively. At December 31, 2014, $5,000 was outstanding under the revolving credit

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

facility. At December 31, 2013 no amounts were outstanding under the revolving credit facility. Payments on the term loan are due in quarterly installments of $1,429 together with accrued but unpaid interest. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. The Company is the sole borrower under the facility and its obligations are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial and operational covenants.
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
At December 31, 2014, the Company was in compliance with all financial and operational covenants.
8.673% Term Loan
The Company had a construction and term loan agreement with a finance company with a total commitment amount of $7,250. The notes evidencing the construction portion of the loan bore interest at a variable rate based on LIBOR. In February 2007, the Company converted the construction loan into a term loan in accordance with the loan agreement. The original balance of the term loan was equal to the commitment amount and bore interest at a fixed rate of 8.673% per annum. The principal payments were due in quarterly installments of $218, plus interest, with remaining principal balances and unpaid interest due December 31, 2015. The remaining principal balance and unpaid interest were paid during 2014 and as of December 31, 2014, no amounts were outstanding under the term loan. As of December 31, 2013, $1,667 was outstanding under the term loan.
6.345% Term Loans
On January 30, 2006, the Company entered into a master construction and term loan facility with a bank for use in providing limited recourse financing for certain of its landfill gas (“LFG”) to energy projects. The total loan commitment is $17,156, and is comprised initially of two tranches, but structured for the addition of subsequent projects that meet lender credit requirements.
The first tranche had an original balance, upon conversion to term loan, of $3,240, and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $96 to $275, with the remaining principal and unpaid interest due February 26, 2021.  The interest rate at December 31, 2014 was 1.983%.
The second tranche had an original balance, upon conversion to term loan, of $13,081 and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $248 to $1,179, with principal and unpaid interest due June 30, 2024. The interest rate at December 31, 2014 was 1.858%.
As of December 31, 2014 and 2013, $12,436 and $13,251, respectively, was collectively outstanding under this facility.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and Term Loans
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited recourse financing for certain of its LFG to energy projects. The total loan commitment under the agreement was $37,906, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,868. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,868. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $109 to $1,149, after an initial payment of $2,424 paid on March 31, 2010, with principal and unpaid interest due on December 31, 2024. The Company made an additional principal payment of $3,712 during the year ended December 31, 2014. As of December 31, 2014 and 2013, the outstanding balance under the term loan was $13,638 and $18,558, respectively. The interest rate at December 31, 2014 was 3.483%.
6.500% Term Loan
The Company has a term loan agreement with a finance company with a total loan amount of $755. The note evidencing the loan bears interest at a fixed rate of 6.500% per annum. Principal and interest payments are due in monthly installments of $11, with the final payment being due October 1, 2017.
As of December 31, 2014 and 2013, $350 and $459, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
7.250% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500. The note evidencing the loan bears interest at a rate of 7.25% per annum. The remaining principal amounts are due in quarterly installments ranging from $133 to $171, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2014 and 2013, $3,746 and $4,258, respectively, was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011, the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest only payments were due from November 1, 2011 to June 1, 2013. The remaining principal amounts were due starting on June 1, 2013 in monthly installments ranging from $0 to $81, plus interest, with remaining principal balances and unpaid interest due June 1, 2028. At December 31, 2014 and 2013, $6,081 and $7,028, respectively, was outstanding under the term loan.
Variable-Rate Construction and Term Loans  -
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its LFG to energy and solar PV projects. The credit and guaranty agreement provides for a $47,200 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2014. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $389 to $903. The facility matures on March 31, 2020, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2014, $41,041 was outstanding under term loans. At December 31, 2013, $45,261 was outstanding under construction loans. The interest rate at December 31, 2014 was 3.233%.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

8. INCOME TAXES
The components of income before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$14,505	$7,705	$29,400
Foreign	(8,213)	(4,946)	(4,793)
Income before provision for income taxes	$6,292	$2,759	$24,607
The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(2,659)	$10,114	$9,135
State	1,826	3,499	733
Foreign	(814)	371	178
	(1,647)	13,984	10,046
Deferred:
Federal	(3,263)	(10,315)	(2,586)
State	574	(2,099)	85
Foreign	245	(1,225)	(1,298)
	(2,444)	(13,639)	(3,799)
	$(4,091)	$345	$6,247

The Company’s deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Compensation accruals	$2,774	$3,122
Reserves	3,638	3,110
Other accruals	2,893	2,344
Net operating losses	7,498	1,948
Interest rate swaps	1,715	1,073
Energy efficiency	19,116	9,524
Deferred revenue	1,769	1,624
Gross deferred income tax assets	39,403	22,745
Valuation allowance	(3,995)	(1,953)
Total deferred income tax assets	$35,408	$20,792
Deferred tax liabilities:
Depreciation	$(31,326)	$(23,504)
Contract refinancing	(437)	(710)
Canada	(5,659)	(2,047)
United Kingdom	(396)	(765)
Acquisition accounting	(159)	(242)
Total deferred income tax liabilities	(37,977)	(27,268)
Deferred income tax liabilities, net	$(2,569)	$(6,476)
As of December 31, 2014, the Company included $2,357 of noncurrent deferred tax assets in other assets and $3,156 of current deferred tax liabilities in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2013, the Company included $1,643 of noncurrent deferred tax assets in other assets and $2,087 of current deferred tax liabilities in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
The Company recorded a valuation allowance in the amount of $3,995 and $1,953 as of December 31, 2014 and 2013, respectively, related to the following items: 1) The Company recorded a valuation allowance on a deferred tax asset relating to interest rate swaps in the amount of $1,419 and $1,688 as of December 31, 2014 and 2013, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income. Although the Company anticipates sufficient future taxable income, it is more likely than not that it will not be of the appropriate character to allow for the recognition of the future capital loss. 2) As of December 31, 2014, the Company recorded a valuation allowance on a deferred tax asset relating to a foreign net operating loss in the amount of $2,337. It is more likely than not that the Company will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss. 3) The Company recorded a valuation allowance on a deferred tax asset relating to a state net operating loss of $239 and $265 at one of its subsidiaries as of December 31, 2014 and 2013, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by Federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2014	2013	2012
Income before income tax	$6,292	$2,759	$24,607
Federal statutory tax expense	$2,202	$966	$8,612
State income taxes, net of Federal benefit	666	201	818
Net state impact of deferred rate change	264	(69)	—
Non deductible expenses	(213)	2,008	2,612
Stock-based compensation expense	415	373	337
Energy efficiency preferences	(9,517)	(3,280)	(7,033)
Foreign items and rate differential	719	349	557
Valuation allowance	1,408	(276)
Miscellaneous	(35)	73	344
	$(4,091)	$345	$6,247
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	10.6%	7.3%	3.3%
Net state impact of deferred rate change	4.2%	(2.5)%	—%
Non deductible expenses	(3.4)%	72.8%	10.6%
Stock-based compensation expense	6.6%	13.5%	1.4%
Energy efficiency preferences	(151.3)%	(118.9)%	(28.6)%
Foreign items and rate differential	11.4%	12.6%	2.3%
Valuation allowance	22.4%	(10.0)%	—%
Miscellaneous	(0.6)%	2.6%	1.4%
	(65.1)%	12.4%	25.4%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$9,200	$4,900
Additions for prior year tax positions	1,700	4,300
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	(7,200)	—
Balance, end of year	$3,700	$9,200
 At December 31, 2014 and 2013, the Company had approximately $3,700 and $9,200, respectively, of total gross unrecognized tax benefits. The current year increase in unrecognized tax benefits relates primarily to identification of non deductible expenses. The current year decrease in unrecognized tax benefits relates primarily to items resolved as part of the IRS audit and amounts related to years already audited. The Company believes that it is reasonably possible that a decrease of up to $3,100 in unrecognized tax benefits related to Federal and state exposures may be necessary within the next twelve months.
Of the total gross unrecognized tax benefits as of December 31, 2014 and 2013, $2,500 and $5,500, respectively, (both net of the Federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2014 the Company had state net operating loss carryforwards of approximately $8,000, which will expire from 2014 through 2031. The tax effected portion of the state net operating loss relating to excess stock option deductions is approximately $6. Any tax benefit resulting from excess stock option deductions is recorded as an adjustment to additional paid

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

in capital when realized. At December 31, 2014 the Company had Canadian net operating loss carryforwards of approximately $25,600, which will expire from 2014 through 2024.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2014, the amount of earnings for which no repatriation tax has been provided was estimated to be $10,300. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
At December 31, 2014 the company had a Federal tax credit carryforward of approximately $15,200 which will expire at various times through 2034. The portion of the Federal tax credit relating to excess stock option deductions is approximately $4,200, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.
The tax years 2007 through 2014 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for Federal and state income taxes. The (decrease) increase included in tax expense for the years end December 31, 2014, 2013 and 2012 were $(200), $(100) and $300, respectively.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2014, the Company had granted options to purchase 1,707,504 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2014, 8,488,457 shares were available for grant under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,424,612	$5.151
Granted(1)	706,644	11.782
Exercised	(1,306,145)	2.651
Forfeited	(46,968)	2.749
Outstanding at December 31, 2012	4,778,143	6.794
Granted(1)	598,360	9.101
Exercised	(682,619)	3.037
Forfeited	(120,506)	11.691
Outstanding at December 31, 2013	4,573,378	7.528
Granted(1)	145,000	7.578
Exercised	(482,475)	2.999
Forfeited	(324,330)	12.226
Expired	(18,000)	2.750
Outstanding at December 31, 2014	3,893,573	$7.721	5.15	$4,702
Options exercisable at December 31, 2014	2,882,156	$6.832	4.14	$4,677
Expected to vest at December 31, 2014	1,011,417	$10.197	8.04	$25

(1) Grants are related to the 2010 Plan.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $2,030, $4,224 and $12,830, respectively.

During the year ended December 31, 2014, a total of 482,475 shares were issued upon the exercise of options under the 2000 Plan at an average price of $2.999 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2014, 2013 and 2012 was $1,447, $2,073 and $3,463, respectively.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.93%-2.01%	1.03%-2.18%	0.82%-1.25%
Expected volatility	50%-52%	34%-52%	32%
Expected life	6.5 years	6.0-6.5 years	6.5 years

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
The weighted-average fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012, under the Black-Scholes option pricing model was $3.97, $3.66 and $4.03, respectively, per share. For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $2,493, $2,799, and $3,351, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of December 31, 2014, there was approximately $3,700 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.8 years.
11. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $4,556, $4,524 and $3,605 for the years ended December 31, 2014, 2013 and 2012, respectively.
12. COMMITMENTS AND CONTINGENCIES
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2018. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2014, 2013 and 2012 was $5,667, $4,947 and $5,031 respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company’s estimated minimum future lease obligations under operating leases are as follows:

Operating Leases
Year ended December 31,
2015	$3,939
2016	3,303
2017	2,874
2018	1,139
2019	714
Thereafter	251
Total minimum lease payments	$12,220
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping (“AD”) and countervailing duty (“CVD”) investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published AD duty of 249.96%, for manufacturers without a separate rate, and increased its CVD from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties. All shipments from May 25, 2012 until the Company suspended importing solar modules containing PRC cells in July 2012 (“covered shipments”) were subject to the CVD and were covered by a single continuous entry bond. Covered shipments also were subject to AD duty, for each of which the Company was required to post a single entry bond. In August, 2014, U.S. Customs lifted suspension of liquidation of covered shipments. As a result of liquidation, during the third and fourth quarters of 2014, the Company paid CVD on covered shipments at the 3.61% rate. During the fourth quarter of 2014 through the first quarter of 2015, the Company paid AD duties on covered shipments at a 31.18% rate. The Company is awaiting receipt of a final bill from U.S. Customs for liquidation of one remaining covered shipment containing PRC cells.
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014 (see Note 3), the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($6,989 converted as of December 31, 2014) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

13. GEOGRAPHIC INFORMATION
The Company attributes revenues to customers based on the location of the customer. Information as to the Company’s operations in different geographical areas is as follows:

	December 31,
	2014	2013
Long-lived assets:
United States	$207,858	$201,026
Canada	17,145	18,324
Other	141	93
Total long-lived assets	$225,144	$219,443

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$509,200	$501,558	$563,746
Canada	70,069	68,797	60,590
Other	13,972	3,816	6,835
Total revenues	$593,241	$574,171	$631,171
14. OTHER EXPENSES, NET
The components of other expenses, net, are as follows:

	Year Ended December 31,
	2014	2013	2012
Unrealized (gain) loss on interest rate swaps	$(1,418)	$(1,459)	$98
Interest expense, net of interest income	5,898	4,600	3,496
Amortization of deferred financing fees, net	1,248	732	456
Foreign currency transaction loss	1,131	—	—
Other expenses, net	$6,859	$3,873	$4,050
Estimated amortization expense for existing deferred financing fees for the next five succeeding fiscal years is as follows:

Estimated Amortization
2015	$1,042
2016	871
2017	719
2018	654
2019	582
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2014	2013
Assets:
Interest rate swap instruments	2	$—	$1,553
Liabilities:
Interest rate swap instruments	2	$4,430	$4,268
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2014 and 2013, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the years ended December 31, 2014 and 2013. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of December 31, 2014		As of December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$102,362	$102,292	$114,776	$116,195
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual goodwill impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company recorded an impairment charge on goodwill of $1,016 for the year ended December 31, 2012 (see Note 4). The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the years ended December 31, 2014 or 2013.
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2014 and 2013, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of December 31,
	2014		2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	Other assets	$1,553
Interest rate swap contracts	Other liabilities	$4,430	Other liabilities	$4,268
All of the Company’s derivatives were designated as hedging instruments for the year ended December 31, 2014. All but one derivative were designated as hedging instruments prior to March 2013 and all were designated as hedging instruments for the remainder of the year ended December 31, 2013.
The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income (loss):

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

	Location of (Gain) Loss Recognized in Income (Loss)	Amount of (Gain) Loss Recognized in Income (Loss) for the Year Ended December 31,
		2014	2013	2012
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,418)	$(1,193)	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$(266)	$98

	Twelve Months Ended December 31, 2014
	Loss Recognized in Accumulated Other Comprehensive (Loss) Income, Net	Interest Expense Reclassified from Accumulated Other Comprehensive (Loss) Income, Net into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$2,217	$1,222
17. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments for the year ended December 31, 2014 are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy products and services which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling, produced from renewable sources of energy, from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar PV energy products and systems (“integrated-PV”). These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. For the years ended December 31, 2014, 2013 and 2012 unallocated corporate expenses were $28,087, $26,120 and $21,191, respectively. The accounting policies are the same as those described in the summary of significant accounting policies. See Note 2.
For the years ended December 31, 2014, 2013 and 2012 more than 80% of the Company’s revenues have been derived from Federal, state, provincial or local government entities, including public housing authorities and public universities. The U.S. Federal Government, which is considered a single customer for reporting purposes, constituted 16.9%, 12.3% and 11.6% of the Company’s consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues from the U.S. Federal Government are included in the Company’s U.S. Federal segment.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
2014
Revenues	$274,338	$99,986	$70,492	$52,037	$96,388	$593,241
Interest income	—	—	1	43	1	45
Interest expense	—	—	1,369	3,188	—	4,557
Depreciation and intangible asset amortization	1,308	1,178	1,288	12,858	4,275	20,907
Unallocated corporate activity	—	—	—	—	—	(28,087)
Income (loss) before taxes	25,846	10,489	(7,838)	6,090	(208)	34,379
2013
Revenues	314,339	70,452	68,797	40,388	80,195	574,171
Interest income	—	—	46	65	2	113
Interest expense	—	—	1,367	2,045	—	3,412
Depreciation and intangible asset amortization	2,071	1,053	1,687	10,478	3,145	18,434
Unallocated corporate activity	—	—	—	—	—	(26,120)
Income (loss) before taxes	22,408	6,430	(3,043)	4,365	(1,281)	28,879
2012
Revenues	382,118	73,469	60,564	37,979	77,041	631,171
Interest income	—	122	8	1	—	131
Interest expense	—	—	719	3,429	36	4,184
Depreciation and intangible asset amortization	3,909	991	1,133	9,033	2,722	17,788
Unallocated corporate activity	—	—	—	—	—	(21,191)
Income (loss) before taxes	44,361	2,263	(4,179)	2,031	1,322	45,798
Information as to the Company’s revenues by service and product lines is as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Project(1)	$388,327	$388,142	$462,555
Operating Assets(2)	52,168	42,265	40,455
O&M(3)	57,177	55,644	51,247
Integrated-PV(4)	52,508	48,869	45,261
Other Services	43,061	39,251	31,653
Total Revenues	$593,241	$574,171	$631,171
(1) Project revenues consists of services related to the design, engineering and installation of, and the arranging of financing for, equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure. Project revenues also include the construction for customers of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy.
(2) Operating Assets revenues includes the sale of electricity, processed LFG, heat or cooling from plants that the Company owns.
(3) O&M revenues includes operations and maintenance services for customers as well as measurement and verification services related to our ESPCs.
(4) Integrated-PV revenues includes the sale of solar PV energy products and systems.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

18. QUARTERLY INFORMATION (Unaudited)
The following tables set forth selected unaudited condensed consolidated statement of income data for each of the most recent eight quarters ended December 31, 2014. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended,
	March 31	June 30	September 30	December 31
2014
Revenues	$100,731	$142,558	$168,891	$181,061
Gross profit	$17,554	$27,936	$35,024	$36,418
Net (loss) income	$(8,281)	$2,719	$7,291	$8,654
Net (loss) income per share attributable to common shareholders:
Basic	$(0.18)	$0.06	$0.16	$0.19
Diluted	$(0.18)	$0.06	$0.16	$0.18
Weighted average common shares outstanding:
Basic	45,909,995	46,064,049	46,315,968	46,350,835
Diluted	45,909,995	46,573,691	46,987,522	47,006,314
2013
Revenues	$110,136	$126,253	$161,648	$176,134
Gross profit	$21,519	$23,383	$30,063	$28,360
Net (loss) income	$(1,924)	$(1,781)	$4,545	$1,574
Net (loss) income per share attributable to common shareholders:
Basic	$(0.04)	$(0.04)	$0.10	$0.03
Diluted	$(0.04)	$(0.04)	$0.10	$0.03
Weighted average common shares outstanding:
Basic	45,327,237	45,465,529	45,621,552	45,819,906
Diluted	45,327,237	45,465,529	46,605,360	46,649,171

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ameresco, Inc.
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Energyexcel LLP from its assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by the Company in a purchase business combination in the third quarter of 2014. We have also excluded Energyexcel LLP from our audit of internal control over financial reporting. Energyexcel LLP is a wholly owned subsidiary whose total assets and revenue represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameresco, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
/s/ McGladrey LLP
Boston, Massachusetts
March 6, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report, or the evaluation date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management excluded Energyexcel from its assessment of internal control over financial reporting as of December 31, 2014, because Energyexcel was acquired by us in a purchase business combination during the third quarter of the year ended December 31, 2014. Energyexcel’s total assets and total revenues represented approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
Based on this assessment and those criteria, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Remediation of Prior Period Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. During the first three quarters of 2014, we engaged in the implementation of remedial measures designed to address this material weakness. In the fourth quarter of 2014, we completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, our management concluded that, as of December 31, 2014, we had remediated the previously reported material weakness.
We implemented the following changes in our internal control over financial reporting during 2014 that contributed to remediating the previously disclosed material weakness described above:

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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2015 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	3,893,573	$7.721	8,488,457
Equity compensation plans not approved by security holders	—	—	—
Total	3,893,573	$7.721	8,488,457

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2014, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2015 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2015 annual meeting of stockholders.

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

AMERESCO, INC.
Date: March 6, 2015	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
George P. Sakellaris
/s/ Andrew B. Spence	Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2015
Andrew B. Spence
/s/ John R. Granara	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2015
John R. Granara
/s/ David J. Anderson	Director	March 6, 2015
David J. Anderson
/s/ David J. Corrsin	Director	March 6, 2015
David J. Corrsin
/s/ Douglas I. Foy	Director	March 6, 2015
Douglas I. Foy
/s/ Michael E. Jesanis	Director	March 6, 2015
Michael E. Jesanis
/s/ Jennifer L. Miller	Director	March 6, 2015
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 6, 2015
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 6, 2015
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 27, 2010 and filed with the Commission on July 30, 2010 (file no. 011-34811) and incorporated herein by reference.

3.2
Amended and Restated By-Laws of Ameresco, Inc. (as further amended May 22, 2014). Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 and filed with the Commission on July 31, 2014 (file no. 011-34811) and incorporated herein by reference. Filed as Exhibit 3.1 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

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

10.1.6
Fifth Amendment to Lease dated August 31, 2011 by and between RREEF America REIT III-Z1 LLC and Ameresco, Inc. Filed as Exhibit 10.1.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 15, 2012 (file no. 011-34811) and incorporated herein by reference.

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

10.2.2
Amendment No. 1 to Second Amended and Restated Credit and Security Agreement dated November 4, 2011 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the Commission on March 15, 2012 (file no. 011-34811) and incorporated herein by reference.

Exhibit Number	Description
10.2.3
Amendment No. 2 to Second Amended and Restated Credit and Security Agreement dated January 30, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 18, 2013 (file no. 011-34811) and incorporated herein by reference.

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

10.2.7
Amendment No. 6 to Second Amended and Restated Credit and Security Agreement dated November 6, 2013 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the Commission on March 17, 2014 (file no. 011-34811) and incorporated herein by reference.

10.2.8
Amendment No. 7 to Second Amended and Restated Credit and Security Agreement dated March 12, 2014 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 and filed with the Commission on May 9, 2014 (file no. 011-34811) and incorporated herein by reference.

10.2.9
Amendment No. 8 to Second Amended and Restated Credit and Security Agreement dated July 8, 2014 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 and filed with the Commission on November 6, 2014 (file no. 011-34811) and incorporated herein by reference.

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

10.6.1+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director. Filed as Exhibit 10.6.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 011-34811) and incorporated herein by reference.

10.6.2+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 011-34811) and incorporated herein by reference.

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