Form 10-Q
period 2015-03-31
Ameresco, Inc.
filed 2015-05-07
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 4, 2015
Class A Common Stock, $0.0001 par value per share	28,494,092
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,662	$23,762
Restricted cash	13,597	12,818
Accounts receivable, net	65,644	71,661
Accounts receivable retainage	11,001	15,968
Costs and estimated earnings in excess of billings	63,147	66,325
Inventory, net	8,920	8,896
Prepaid expenses and other current assets	7,584	8,666
Income tax receivable	5,076	3,525
Deferred income taxes	5,714	5,440
Project development costs	11,849	9,674
Total current assets	210,194	226,735
Federal ESPC receivable	84,316	79,167
Property and equipment, net	6,814	7,372
Project assets, net	214,073	217,772
Deferred financing fees, net	4,866	4,313
Goodwill	59,402	60,479
Intangible assets, net	9,920	11,238
Other assets	23,052	22,583
Total assets	$612,637	$629,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$12,649	$12,255
Accounts payable	63,646	87,787
Accrued expenses and other current liabilities	26,646	26,944
Billings in excess of cost and estimated earnings	22,736	18,291
Income taxes payable	573	812
Total current liabilities	126,250	146,089
Long-term debt and capital lease liabilities, less current portions	88,154	90,037
Federal ESPC liabilities	80,769	70,875
Deferred income taxes	5,940	7,210
Deferred grant income	8,704	8,842
Other liabilities	22,051	20,300
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2015	2014
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,462,092 shares issued and outstanding at March 31, 2015, 28,351,792 shares issued and outstanding at December 31, 2014	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	2	2
Additional paid-in capital	108,504	107,445
Retained earnings	177,289	181,477
Accumulated other comprehensive loss, net	(5,028)	(2,620)
Non-controlling interest	(1)	(1)
Total stockholders’ equity	280,769	286,306
Total liabilities and stockholders’ equity	$612,637	$629,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$115,433	$100,731
Cost of revenues	95,790	83,177
Gross profit	19,643	17,554
Selling, general and administrative expenses	24,071	24,339
Operating loss	(4,428)	(6,785)
Other expenses, net	2,662	1,732
Loss before benefit for income taxes	(7,090)	(8,517)
Income tax benefit	(2,902)	(236)
Net loss	$(4,188)	$(8,281)
Net loss per share attributable to common shareholders:
Basic	$(0.09)	$(0.18)
Diluted	$(0.09)	$(0.18)
Weighted average common shares outstanding:
Basic	46,408,123	45,909,995
Diluted	46,408,123	45,909,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,188)	$(8,281)
Other comprehensive loss:
Unrealized loss from interest rate hedge, net of tax of $274 and $268, respectively	(611)	(496)
Foreign currency translation adjustments	(1,797)	(890)
Total other comprehensive loss	(2,408)	(1,386)
Comprehensive loss	$(6,596)	$(9,667)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance, December 31, 2014	28,351,792	$3	18,000,000	$2	$107,445	$181,477	$(2,620)	$(1)	$286,306
Exercise of stock options	110,300	—	—	—	430	—	—	—	430
Stock-based compensation expense	—	—	—	—	629	—	—	—	629
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	(611)	—	(611)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,797)	—	(1,797)
Net loss	—	—	—	—	—	(4,188)	—	—	(4,188)
Balance, March 31, 2015	28,462,092	$3	18,000,000	$2	$108,504	$177,289	$(5,028)	$(1)	$280,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,188)	$(8,281)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation of project assets	3,983	3,637
Depreciation of property and equipment	748	694
Amortization of deferred financing fees	282	299
Amortization of intangible assets	1,009	818
Provision for bad debts	33	244
Unrealized gain on interest rate swaps	(83)	(129)
Stock-based compensation expense	518	718
Deferred income taxes	(1,353)	3,833
Changes in operating assets and liabilities:
Restricted cash	(277)	(508)
Accounts receivable	5,102	8,847
Accounts receivable retainage	2,554	5,565
Federal ESPC receivable	(13,133)	(3,047)
Inventory	(66)	1,026
Costs and estimated earnings in excess of billings	2,880	21,229
Prepaid expenses and other current assets	1,374	1,221
Project development costs	(1,438)	(1,478)
Other assets	(2,274)	(2,087)
Accounts payable, accrued expenses and other current liabilities	(21,423)	(22,101)
Billings in excess of cost and estimated earnings	4,522	(3,137)
Other liabilities	49	(40)
Income taxes payable	(1,745)	(4,971)
Cash flows from operating activities	(22,926)	2,352
Cash flows from investing activities:
Purchases of property and equipment	(285)	(266)
Purchases of project assets	(5,871)	(8,331)
Cash flows from investing activities	$(6,156)	$(8,597)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Payments of financing fees	(857)	(287)
Proceeds from exercises of options	430	320
(Payments of) proceeds from senior secured credit facility, net	(2,000)	8,000
Proceeds from Federal ESPC projects	18,015	3,522
Proceeds from sale-leaseback financing	7,581	—
Non-controlling interest	—	4
Restricted cash	13	183
Payments on long-term debt	(2,525)	(2,720)
Cash flows from financing activities	20,657	9,022
Effect of exchange rate changes on cash	2,325	792
Net (decrease) increase in cash and cash equivalents	(6,100)	3,569
Cash and cash equivalents, beginning of period	23,762	17,171
Cash and cash equivalents, end of period	$17,662	$20,740
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,463	$1,730
Cash paid for income taxes	$106	$834
Non-cash Federal ESPC settlement	$8,121	$—
Accrued purchases of project assets	$2,200	$2,888
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
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s operating assets; and 3) direct payment for PV equipment and systems.
The condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 6, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and any potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2015 under the plan is $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

quality. The carrying amount of cash and cash equivalents approximates their fair value measured using level one inputs per the fair value hierarchy as defined in Note 6.
Restricted Cash
Restricted cash consists of cash held in an escrow account in association with construction draws for energy savings performance contracts (“ESPCs”), construction of project assets, operations and maintenance reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of March 31, 2015 and December 31, 2014, the Company classified the non-current portion of restricted cash of $10,102 and $10,636, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
	2015	2014
Allowance for doubtful accounts, beginning of period	$2,851	$1,519
Charges to costs and expenses	33	244
Account write-offs and other	(91)	(136)
Allowance for doubtful accounts, end of period	$2,793	$1,627
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
Project Assets
Project assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. There was $114 in interest capitalized for the three months ended March 31, 2015. There was $395 in interest capitalized for the three months ended March 31, 2014.
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
The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to the Company’s assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.
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
The Company did not receive any Section 1603 grants during the three months ended March 31, 2015 and 2014.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

For tax purposes, the Section 1603 payments are not included in Federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,704 and $8,842 recorded in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility, as discussed in Note 9, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement.
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
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the fair value of interest rate swaps, the non-current portion of project development costs, accounts receivable retainages and deferred tax assets.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of March 31, 2015 and December 31, 2014, the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects that reach commercial operation on or

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

before December 31, 2015 up to a maximum combined funding amount of $50,000. During the quarter ended March 31, 2015, the Company sold two solar-PV projects and in return received $7,581 under the agreement.
As part of the agreement, the Company is a party to a master lease agreement that provides for the sale of solar-PV projects to a third-party investor and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar-PV project under the sale-leaseback arrangement is “integral equipment.” A solar-PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar-PV project at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar-PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar-PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the deferred income in other liabilities on its consolidated balance sheet and amortizes the deferred income over the lease term as a reduction to the leaseback rental expense included in cost of revenues in its consolidated statements of income (loss). During the quarter ended March 31, 2015, the Company recorded $1,029 in deferred income related to sale-leasebacks. The Company records the capital leaseback assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long term debt and capital lease liabilities in its consolidated balance sheets. During the quarter ended March 31, 2015, the Company recorded $3,511 in capital lease assets and corresponding capital lease liabilities. The initial lease terms for the solar-PV projects sold during the quarter ended March 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $43 to $414 over the lease term.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031, deferred income related to sale-leaseback financings and the fair value of derivatives (see Note 7 for additional disclosures).
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, short- and long-term debt, capital lease obligations and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses and capital lease obligations approximates their carrying value. See below and Note 6 for additional information regarding the Company’s fair value measurements.
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
Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term debt approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2015, the fair value of the Company’s fixed-rate long-term debt exceeds its carrying value by approximately $53. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $518 and $718, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of March 31, 2015, there was $4,949 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.3 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2015 or during the year ended December 31, 2014.
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
For the three months ended March 31, 2015 and 2014 the Company excluded all potentially dilutive shares from the calculation of diluted earnings per share as the effect would be anti-dilutive due to the Company’s net loss position in both periods.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual reporting periods. Early adoption is permitted. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2014	$24,759	$3,375	$3,781	$—	$28,564	$60,479
Goodwill acquired during the year	—	—	—	—	—	—
Fair value adjustment(1)	—	—	—	—	(403)	(403)
Currency effects	—	—	(318)	—	(356)	(674)
Balance, March 31, 2015	$24,759	$3,375	$3,463	$—	$27,805	$59,402
Accumulated Goodwill Impairment Balance, December 31, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, March 31, 2015	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents the final net working capital adjustment for purchase accounting related to the Company’s prior year acquisition of Energyexcel LLP (“EEX”).
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the three months ended March 31, 2015 or for the year ended December 31, 2014.

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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2015	2014
Gross Carrying Amount
Customer contracts	$7,956	$8,103
Customer relationships	12,528	12,792
Non-compete agreements	3,345	3,402
Technology	2,747	2,794
Trade names	545	551
	27,121	27,642
Accumulated Amortization
Customer contracts	7,041	6,911
Customer relationships	5,049	4,562
Non-compete agreements	2,807	2,725
Technology	1,854	1,767
Trade names	450	439
	17,201	16,404
Intangible assets, net	$9,920	$11,238
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended March 31, 2015 and 2014 related to customer contracts was $228 and $251, respectively. Amortization expense for the three months ended March 31, 2015 and 2014 related to all other acquired intangible assets was $781 and $567, respectively.
4. INCOME TAXES
The (benefit) provision for income taxes was $(2,902) and $(236), for the three months ended March 31, 2015 and 2014, respectively. The estimated 2015 effective tax rate was 40.9% for the three months ended March 31, 2015 compared to a 2.8% estimated annual effective tax rate for the three months ended March 31, 2014.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2014	$3,700
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, March 31, 2015	$3,700
At both March 31, 2015 and December 31, 2014, the Company had approximately $3,700 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of March 31, 2015 and December 31, 2014, approximately $3,700 and $2,500, respectively, (net of the Federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($6,675 converted as of March 31, 2015) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2015	2014
Liabilities:
Interest rate swap instruments	2	$5,232	$4,430

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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are considered to be level two inputs. There were no transfers in or out of level two for the three months ended March 31, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt are as follows:

	As of March 31, 2015		As of December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$97,284	$97,231	$102,362	$102,292
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the three months ended March 31, 2015.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$5,232	Other liabilities	$4,430
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Loss	Amount of Gain Recognized in Net Loss
		Three Months Ended March 31,
		2015	2014
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(83)	$(129)

	Three Months Ended March 31, 2015
	Loss Recognized in Accumulated Other Comprehensive Loss	Interest Expense Reclassified from Accumulated Other Comprehensive Loss into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$885	$395
8. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling produced from renewable sources of energy from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended March 31, 2015
Revenues	$47,101	$24,143	$10,895	$12,862	$20,432	$115,433
Interest income	—	—	1	150	—	151
Interest expense	—	—	329	948	—	1,277
Depreciation and amortization of intangible assets	278	306	243	3,390	1,010	5,227
Unallocated corporate activity	—	—	—	—	—	(6,513)
Income (loss) before taxes, excluding unallocated corporate activity	1,469	3,258	(5,008)	903	(1,199)	(577)
Three Months Ended March 31, 2014
Revenues	39,832	12,573	16,299	11,149	20,878	100,731
Interest income	—	—	1	12	—	13
Interest expense	—	—	412	769	—	1,181
Depreciation and amortization of intangible assets	314	272	406	2,958	855	4,805
Unallocated corporate activity	—	—	—	—	—	(8,068)
Income (loss) before taxes, excluding unallocated corporate activity	(455)	739	(1,359)	672	(46)	(449)
9. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2014. At March 31, 2015, $40,530 was outstanding under the term loans. The weighted average rate for these loans at March 31, 2015 was 3.255%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2011, the Company entered into an amended and restated credit and security agreement with two banks consisting of a $60,000 revolving credit facility and a $40,000 term loan. The revolving credit facility may be increased up to an additional $25,000 at the Company’s option, if the lenders agree. The facility matures on June 30, 2016, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2015, $18,571 was outstanding under the term loan and $3,000 was outstanding under the revolving credit facility. Payments on the term loan are due in quarterly principal installments of $1,429 together with accrued but unpaid interest, with all remaining unpaid principal amounts due June 30, 2016. The Company is the sole borrower under the facility and its obligations are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on all of the assets of the Company other than renewable energy projects that the Company owns and that are financed by others. The agreement contains certain financial covenants.
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
At March 31, 2015, the Company was in compliance with all financial and operational covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 6, 2015 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to projections regarding our future financial performance, our anticipated growth and trends in our businesses, our future capital needs and capital expenditures; our future market position and competitive changes in the marketplace for our services; our ability to integrate new technologies into our services; our ability to access credit or capital markets; our reliance on subcontractors; potential acquisitions or divestitures; the continued availability of key personnel; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Backlog and Awarded Projects
Total project backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking 12 to 18 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenues for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report on Form 10-K.
As of March 31, 2015, we had backlog of approximately $387.4 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $868.0 million. As of March 31, 2014, we had fully-contracted backlog of approximately $395.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $905.7 million.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $148.4 million and $62.1 million as of March 31, 2015 and 2014, respectively.

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
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2014.
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
Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating loss	$(4,428)	$(6,785)
Depreciation and amortization of intangible assets	5,740	5,149
Stock-based compensation	518	718
Adjusted EBITDA	$1,830	$(918)
The following table presents a reconciliation of adjusted cash from operations to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities	$(22,926)	$2,352
Plus: proceeds from Federal ESPC projects	18,015	3,522
Adjusted cash from operations	$(4,911)	$5,874
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term ‘substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. We do not believe that this pronouncement will have an impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual reporting periods. Early adoption is permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the impact of this pronouncement on our consolidated financial statements.
Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2015		2014
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$115,433	100.0%	$100,731	100.0%
Cost of revenues	95,790	83.0%	83,177	82.6%
Gross profit	19,643	17.0%	17,554	17.4%
Selling, general and administrative expenses	24,071	20.9%	24,339	24.2%
Operating loss	(4,428)	(3.8)%	(6,785)	(6.7)%
Other expenses, net	2,662	2.3%	1,732	1.7%
Loss before benefit from income taxes	(7,090)	(6.1)%	(8,517)	(8.5)%
Income tax benefit	(2,902)	(2.5)%	(236)	(0.2)%
Net loss	$(4,188)	(3.6)%	$(8,281)	(8.2)%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$115,433	$100,731	$14,702	14.6%
Revenues increased $14.7 million, or 14.6%, for the three months ended March 31, 2015 compared to the same period of 2014 due to an $11.6 million increase in revenues from our U.S. Federal segment and a $7.3 million increase in revenues from our U.S. Regions segment, partially offset by a $5.4 million decrease in revenues from our Canada segment.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$95,790	$83,177	$12,613	15.2%
Gross margin %	17.0%	17.4%
Cost of revenues increased $12.6 million, or 15.2%, for the three months ended March 31, 2015 compared to the same period of 2014 primarily due to the increase in revenues described above. Gross margin percentage decreased slightly for the three months ended March 31, 2015 compared to the same period of 2014 primarily due to a favorable mix of higher margin projects in our U.S. Regions and U.S. Federal segments, more than offset by cost budget revisions on a significant project in our Canada segment which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during the three months ended March 31, 2015.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended March 31, 2015 and 2014, we recorded amortization expense of $0.2 million and $0.3 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$24,071	$24,339	$(268)	(1.1)%
Selling, general and administrative expenses decreased $0.3 million, or 1.1%, for the three months ended March 31, 2015 compared to the same period of 2014 primarily due to severance charges incurred during the first quarter of 2014, partially offset by an increase in salaries and benefits, as a result of subsequent acquisitions.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended March 31, 2015 and 2014, we recorded amortization expense, related to these intangible assets, of $0.8 million and $0.6 million, respectively.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Other expenses, net, increased $0.9 million for the three months ended March 31, 2015 compared to the same period of 2014 primarily due to foreign currency exchange losses.
Income (Loss) Before Taxes
Loss before taxes improved $1.4 million, or 16.8%, to a loss of $7.1 million for the three months ended March 31, 2015 from $8.5 million for the three months ended March 31, 2014 due to the reasons described above.
Provision (Benefit) from Income Taxes
The benefit for income taxes was $2.9 million for the three months ended March 31, 2015, compared to a benefit of $0.2 million for the three months ended March 31, 2014. The estimated annual effective tax rate applied for the three months ended March 31, 2015 was 40.9% compared to 2.8% for the three months ended March 31, 2014. The increase in the rate compared to the same periods in the prior year was due to a valuation allowance for losses expected in Canada during 2015 as well as a decrease in the amount of investment tax credits on energy efficiency projects placed or expected to be placed in service in 2015 as compared to 2014. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2014 were the effects of the investment tax credits and production tax credits to which we are entitled from plants we own.
Net Income (Loss) and Earnings (Loss) Per Share
Net loss improved $4.1 million, or 49.4%, for the three months ended March 31, 2015 to $4.2 million from $8.3 million for the three months ended March 31, 2014 due to the reasons described above.
Basic and diluted loss per share for the three months ended March 31, 2015 were $(0.09) per share, an improvement of $0.09 per share, or 50.0%, compared to the same period of 2014.

Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2014 are U.S. Regions, Federal, Canada and Small-Scale Infrastructure. Our reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling produced from renewable sources of energy from small-scale plants that we own. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar photovoltaic energy products and systems (“integrated-PV”). These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$47,101	$39,832	$7,269	18.2%
Income (loss) before taxes	$1,469	$(455)	$1,924	(422.9)%
Revenues for the U.S. Regions segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $7.3 million, or 18.2%, to $47.1 million primarily due to the timing of revenue recognized as a result of the phase of active projects, partially offset by a decrease in revenues from the construction of small-scale renewable energy plants for customers.
Income before taxes for the U.S. Regions segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $1.9 million to $1.5 million. The increase was primarily due to the increase in revenues described above and a favorable mix of higher margin projects.
U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$24,143	$12,573	$11,570	92.0%
Income before taxes	$3,258	$739	$2,519	340.9%
Revenues for the U.S. Federal segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $11.6 million, or 92.0%, to $24.1 million due to several new projects.
Income before taxes for the U.S. Federal segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $2.5 million to $3.3 million. The increase were primarily due to the increase in revenues described above.
Canada

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$10,895	$16,299	$(5,404)	(33.2)%
Loss before taxes	$(5,008)	$(1,359)	$(3,649)	268.5%
Revenues for the Canada segment decreased for the three months ended March 31, 2015 compared to the same period of 2014 by $5.4 million, or 33.2%, to $10.9 million primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized, as well as unfavorable foreign exchange rate fluctuations compared to the same period in 2014.
Loss before taxes for the Canada segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $3.6 million to a loss of $5.0 million. The increase in the loss before taxes was primarily due the decrease in revenues described above, a reserve for potential future losses on the significant project described above and an unfavorable mix of lower margin projects.

Small-Scale Infrastructure

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$12,862	$11,149	$1,713	15.4%
Income before taxes	$903	$672	$231	34.4%
Revenues for the Small-Scale Infrastructure segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $1.7 million, or 15.4%, to $12.9 million primarily due to an increase in the number of plants fully operational during the three months ended March 31, 2015, as compared to the same period of 2014.
Income before taxes for the Small-Scale Infrastructure segment increased for the three months ended March 31, 2015 compared to the same period of 2014 by $0.2 million to $0.9 million. The increase was primarily due to the increase in revenues described above.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$20,432	$20,878	$(446)	(2.1)%
Loss before taxes	$(1,199)	$(46)	$(1,153)	2,506.5%
Unallocated corporate activity	$(6,513)	$(8,068)	$1,555	(19.3)%
Revenues not allocated to segments and presented as all other decreased for the three months ended March 31, 2015 compared to the same period of 2014 by $0.4 million, or 2.1%, to $20.4 million primarily due to a decrease in integrated-PV sales as a result of weather related construction delays, partially offset by revenues recognized during the first quarter of 2015 related to our prior year acquisitions in subsequent quarters of 2014.
Income before taxes not allocated to segments and presented as all other decreased by $1.2 million to $1.2 million for the three months ended March 31, 2015 compared to the same period of 2014 primarily due to the decrease in revenues described above and an increase in selling, general and administrative expenses, including salaries and amortization of acquired intangible assets, as a result of our prior year acquisitions.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity decreased for the three months ended March 31, 2015 compared to the same period of 2014 by $1.6 million, or 19.3%, to $(6.5) million primarily due to severance charges and acquisition related business development costs incurred during the first quarter of 2014.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through 2015 and thereafter.
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

See Note 2, “Summary of Significant Accounting Policies”, to our Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As a result of the structure of the Federal ESPC project arrangements management uses adjusted cash from operations, as previously defined, as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted cash from operations for the three months ended March 31, 2015 and 2014 was $(4.9) million and $5.9 million, respectively.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.4 million, respectively.
Cash flows from operating activities. Operating activities used $22.9 million of net cash during the three months ended March 31, 2015. During that period, we had a net loss of $4.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $5.1 million. Decreases in accounts receivable, including retainage, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and prepaid expenses and other current assets and increases in other liabilities provided $16.5 million. These were offset by increases in restricted cash, inventory, project development costs and other assets and decreases in accounts payable and accrued expenses and income taxes payable, which used $27.2 million in cash. An increase in Federal ESPC receivables used an additional $13.1 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities provided $2.4 million of net cash during the three months ended March 31, 2014. During that period, we had a net loss of $8.3 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $10.1 million. Decreases in accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, and prepaid expenses and other current assets provided $34.8 million. These were partially offset by increases in restricted cash, project development costs and other assets and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable which used $31.2 million in cash. An increase in Federal ESPC receivables used an additional $3.0 million.
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2015 used $6.2 million. Development of our renewable energy plants used $5.9 million. We invested $5.9 million on purchases of project assets during the three months ended March 31, 2015. We plan to invest $75.0 million to $90.0 million on capital expenditures, principally for renewable energy plants, in 2015. In addition, we invested $0.3 million in purchases of other property and equipment.
Cash flows from investing activities during the three months ended March 31, 2014 used $8.6 million. Development of our renewable energy plants used $8.3 million. In addition, we invested $0.3 million in purchases of other property and equipment.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2015 provided $20.7 million. This was primarily due to $7.6 million received under our sale-leaseback financing arrangement and proceeds from exercises of options of $0.4 million. This was partially offset by $2.0 million in net payments on our revolving credit facility, payments on long-term debt of $2.5 million and payments of financing fees of $0.9 million. Proceeds from Federal ESPC projects provided $18.0 million.
Cash flows from financing activities during the three months ended March 31, 2014 provided $9.0 million. This was primarily due to draws on our revolving credit facility of $8.0 million and proceeds from the exercise of stock options of $0.3 million. This was partially offset by payments of long-term debt of $2.7 million. Proceeds from Federal ESPC projects provided $3.5 million.

Senior Secured Credit Facility — Revolver and Term Loan
We have a credit and security agreement with two banks. The credit facility consists of a $60.0 million, subject to the quarter-end ratio covenant described below, revolving credit facility and an initial $40.0 million term loan. At March 31, 2015, $37.0 million was available of which $3.0 million was outstanding under the revolving credit facility; and $18.6 million was outstanding under the term loan. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. Ameresco, Inc. is the sole borrower under the credit facility. The credit facility is secured by a lien on all of our assets other than renewable energy projects that we own and for which financing from others remains outstanding, and limits our ability to enter into other financing arrangements. Availability under the revolving credit facility is based on two times our EBITDA for the preceding four quarters. We are required to maintain a minimum EBITDA of $27.0 million on a trailing four-quarter basis; a maximum ratio of total funded debt to EBITDA as of the end of each fiscal quarter of 2.0 to 1.0; and a minimum ratio of cash flow to debt service of 1.5 to 1.0 for the trailing four fiscal quarters. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding. The credit facility matures on June 30, 2016, when all amounts will be due and payable in full.
As of March 31, 2015, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of March 31, 2015, we had outstanding $75.7 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 6.1% to 7.3%. One loan with an outstanding balance as of March 31, 2015 totaling $3.6 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of March 31, 2015 of $40.5 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2014, we had outstanding $77.3 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 7.3% and maturing at various dates from 2017 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2015 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically Federal Governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $80.8 million and $70.9 million in principal amounts at March 31, 2015 and December 31, 2014, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects that reach commercial operation on or before December 31, 2015 up to a maximum combined funding amount of $50.0 million. During the quarter ended March 31, 2015 we sold two solar-PV projects and in return received $7.6 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Under sale-leaseback structures, we generate cash upfront through the sale of a solar-PV project to the investor. We then lease the project back from the investor and retain responsibility for operating and maintaining the project. The revenues generated through the sale of the electricity to the power purchase agreement counterparty plus the revenues generated through the sale of the solar renewable energy credits are utilized to make the lease payments and operating and maintenance payments and fund the required reserves. Excess revenue is distributed to us. In addition to the lease payments, the investor also receives the value attributable to the applicable investment tax credits (“ITCs”) and accelerated depreciation. At the end of the lease term, we have the option to purchase the solar-PV projects from the investor for the then fair market value or, in certain circumstances, extend the lease. We treat the cash received from the sale as financing cash inflows, defer any gain or loss realized on the sale of the asset to the investor and record, if appropriate, capital lease assets and corresponding liabilities related to the leaseback payment obligations on our consolidated balance sheets.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2015 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$3,000	$—	$3,000	$—	$—
Term Loan	18,571	5,714	12,857	—	—
Project Financing:
Construction and term loans	75,688	6,557	12,531	40,351	16,249
Federal ESPC liabilities(1)	80,769	—	80,769	—	—
Interest obligations(2)	29,019	4,305	6,937	5,516	12,261
Capital lease liabilities	6,620	381	1,610	1,501	3,128
Operating leases	11,396	3,807	5,747	1,673	169
Total	$225,063	$20,764	$123,451	$49,041	$31,807

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at March 31, 2015 remains constant for the term of the facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2015, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report, or the evaluation date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of March 31, 2015, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.
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

AMERESCO, INC.
Date: May 7, 2015	By:	/s/ John R. Granara
John R. Granara
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
31.1	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Furnished herewith.