Form 10-Q
period 2015-06-30
Ameresco, Inc.
filed 2015-07-30
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 27, 2015
Class A Common Stock, $0.0001 par value per share	28,517,892
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,319	$23,762
Restricted cash	13,555	12,818
Accounts receivable, net	68,605	71,661
Accounts receivable retainage	11,900	15,968
Costs and estimated earnings in excess of billings	68,905	66,325
Inventory, net	10,118	8,896
Prepaid expenses and other current assets	12,073	8,666
Income tax receivable	2,855	3,525
Deferred income taxes	5,363	5,440
Project development costs	14,416	9,674
Total current assets	227,109	226,735
Federal ESPC receivable	82,659	79,167
Property and equipment, net	6,361	7,372
Project assets, net	223,772	217,772
Deferred financing fees, net	4,922	4,313
Goodwill	59,883	60,479
Intangible assets, net	9,197	11,238
Other assets	23,194	22,583
Total assets	$637,097	$629,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$12,246	$12,255
Accounts payable	79,275	87,787
Accrued expenses and other current liabilities	26,155	26,944
Billings in excess of cost and estimated earnings	23,930	18,291
Income taxes payable	—	812
Total current liabilities	141,606	146,089
Long-term debt and capital lease liabilities, less current portions	90,566	90,037
Federal ESPC liabilities	85,426	70,875
Deferred income taxes	5,277	7,210
Deferred grant income	8,567	8,842
Other liabilities	20,350	20,300
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2015	2014
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,516,092 shares issued and outstanding at June 30, 2015, 28,351,792 shares issued and outstanding at December 31, 2014	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	2	2
Additional paid-in capital	109,015	107,445
Retained earnings	179,280	181,477
Accumulated other comprehensive loss, net	(2,995)	(2,620)
Non-controlling interest	—	(1)
Total stockholders’ equity	285,305	286,306
Total liabilities and stockholders’ equity	$637,097	$629,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$152,489	$142,558	$267,922	$243,289
Cost of revenues	121,593	114,622	217,383	197,799
Gross profit	30,896	27,936	50,539	45,490
Selling, general and administrative expenses	25,812	24,154	49,883	48,493
Operating income (loss)	5,084	3,782	656	(3,003)
Other expenses, net	1,347	796	4,009	2,528
Income (loss) before provision (benefit) for income taxes	3,737	2,986	(3,353)	(5,531)
Income tax provision (benefit)	1,746	267	(1,156)	31
Net income (loss)	$1,991	$2,719	$(2,197)	$(5,562)
Net income (loss) per share attributable to common shareholders:
Basic	$0.04	$0.06	$(0.05)	$(0.12)
Diluted	$0.04	$0.06	$(0.05)	$(0.12)
Weighted average common shares outstanding:
Basic	46,493,162	46,064,049	46,450,877	45,987,447
Diluted	47,034,083	46,573,691	46,450,877	45,987,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$1,991	$2,719
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedge, net of tax of $(351) and $277, respectively	997	(1,308)
Foreign currency translation adjustments	1,036	971
Total other comprehensive income (loss)	2,033	(337)
Comprehensive income	$4,024	$2,382

	Six Months Ended June 30,
	2015	2014
Net loss	$(2,197)	$(5,562)
Other comprehensive loss:
Unrealized gain (loss) from interest rate hedge, net of tax of $(77) and $545, respectively	386	(1,804)
Foreign currency translation adjustments	(761)	81
Total other comprehensive loss	(375)	(1,723)
Comprehensive loss	$(2,572)	$(7,285)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance, December 31, 2014	28,351,792	$3	18,000,000	$2	$107,445	$181,477	$(2,620)	$(1)	$286,306
Exercise of stock options	164,300	—	—	—	605	—	—	—	605
Stock-based compensation expense	—	—	—	—	1,082	—	—	—	1,082
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	386	—	386
Foreign currency translation adjustment	—	—	—	—	—	—	(761)	—	(761)
Repurchase of non-controlling interest	—	—	—	—	(117)	—	—	1	(116)
Net loss	—	—	—	—	—	(2,197)	—	—	(2,197)
Balance, June 30, 2015	28,516,092	$3	18,000,000	$2	$109,015	$179,280	$(2,995)	$—	$285,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,197)	$(5,562)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation of project assets	7,916	7,430
Depreciation of property and equipment	1,555	1,677
Amortization of deferred financing fees	562	570
Amortization of intangible assets	2,024	1,878
Provision for bad debts	83	266
Unrealized gain on interest rate swaps	(184)	(1,197)
Stock-based compensation expense	971	1,425
Deferred income taxes	(2,006)	4,363
Changes in operating assets and liabilities:
Restricted cash	(694)	624
Accounts receivable	2,426	10,885
Accounts receivable retainage	1,821	6,494
Federal ESPC receivable	(29,625)	(18,541)
Inventory	(1,257)	1,000
Costs and estimated earnings in excess of billings	(2,787)	15,157
Prepaid expenses and other current assets	(3,056)	(2,538)
Project development costs	(3,630)	(1,664)
Other assets	(1,403)	(1,854)
Accounts payable, accrued expenses and other current liabilities	(13,372)	(6,898)
Billings in excess of cost and estimated earnings	5,589	(1,399)
Other liabilities	(219)	1,082
Income taxes payable	(112)	(7,264)
Cash flows from operating activities	(37,595)	5,934
Cash flows from investing activities:
Purchases of property and equipment	(643)	(1,195)
Purchases of project assets	(13,640)	(10,970)
Grant awards received on project assets	—	3,727
Proceeds from sale of assets	852	—
Acquisitions, net of cash received	—	(4,850)
Cash flows from investing activities	$(13,431)	$(13,288)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Payments of financing fees	$(1,202)	$(354)
Proceeds from exercises of options	605	887
Proceeds from senior secured credit facility, net	3,500	—
Proceeds from Federal ESPC projects	40,870	13,976
Proceeds from sale-leaseback financing	7,581	—
Non-controlling interest	(116)	3
Restricted cash	(25)	2,822
Payments on long-term debt	(6,066)	(10,923)
Cash flows from financing activities	45,147	6,411
Effect of exchange rate changes on cash	1,436	180
Net decrease in cash and cash equivalents	(4,443)	(763)
Cash and cash equivalents, beginning of period	23,762	17,171
Cash and cash equivalents, end of period	$19,319	$16,408
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,856	$3,466
Cash paid for income taxes	$933	$1,758
Non-cash Federal ESPC settlement	$26,320	$12,350
Accrued purchases of project assets	$8,827	$2,607
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
The condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 6, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Ameresco, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company prepares its financial statements in conformity with GAAP.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash held in escrow accounts in association with construction draws for energy savings performance contracts (“ESPCs”), construction of project assets, operations and maintenance reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of June 30, 2015 and December 31, 2014, the Company classified the non-current portion of restricted cash of $10,603 and $10,636, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Six Months Ended June 30,
	2015	2014
Allowance for doubtful accounts, beginning of period	$2,851	$1,519
Charges to costs and expenses	83	266
Account write-offs and other	(256)	(199)
Allowance for doubtful accounts, end of period	$2,678	$1,586
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. There was $134 in interest capitalized for the three months ended June 30, 2015. There was no interest capitalized during the three months ended June 30, 2014. There was $248 and $395 in interest capitalized for the six months ended June 30, 2015 and 2014, respectively.
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
The Company did not receive any Section 1603 grants during the six months ended June 30, 2015. The Company received $3,727 in Section 1603 grants during the three and six months ended June 30, 2014.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

For tax purposes, the Section 1603 payments are not included in Federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,567 and $8,842 recorded in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of June 30, 2015 and December 31, 2014, the Company had no ARO liabilities recorded.
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
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the deferred income in other liabilities on its consolidated balance sheet and amortizes the deferred income over the lease term as a reduction to the leaseback rental expense included in cost of revenues in its consolidated statements of income (loss). During the quarter ended March 31, 2015, the Company recorded $1,029 in deferred income related to sale-leasebacks which will be recognized straight-line over the 20 year lease term. The Company records the capital leaseback assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long term debt and capital lease liabilities in its consolidated balance sheets. During the quarter ended March 31, 2015, the Company recorded $3,511 in capital lease assets and corresponding capital lease liabilities. The initial lease terms for the solar-PV projects sold during the quarter ended March 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $43 to $414 over the lease term. No projects were sold under the agreement during the quarter ended June 30, 2015.
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
Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term debt approximate fair value. The carrying value of the Company’s long-term variable-rate debt and capital lease liabilities approximate their fair values based on level two inputs of the fair value hierarchy, as defined in Note 6. As of June 30, 2015, the carrying value of the Company’s fixed-rate long-term debt exceeds its fair value by approximately $90. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 6.
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
For the three months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $453 and $707, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $971 and $1,425, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of June 30, 2015, there was $4,524 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.1 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2015 or during the year ended December 31, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,991	$2,719	$(2,197)	$(5,562)
Basic weighted-average shares outstanding	46,493,162	46,064,049	46,450,877	45,987,447
Effect of dilutive securities:
Stock options	540,921	509,642	—	—
Diluted weighted-average shares outstanding	47,034,083	46,573,691	46,450,877	45,987,447
For the three months ended June 30, 2015 and 2014, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,705,470 and 1,811,928, respectively. For the six months ended June 30, 2015 and 2014, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would have been anti-dilutive had the Company not been in a net loss position, were 2,594,112 and 1,781,928, respectively.
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
        The Company evaluates each partnership and joint venture at inception to determine if it qualifies as a variable interest entity (“VIE”) under ASC 810, Consolidation. A VIE is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the partnership or joint venture is a VIE.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date would not be permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2014	$24,759	$3,375	$3,781	$—	$28,564	$60,479
Goodwill acquired during the year	—	—	—	—	—	—
Fair value adjustment(1)	—	—	—	—	(403)	(403)
Currency effects	—	—	(270)	—	77	(193)
Balance, June 30, 2015	$24,759	$3,375	$3,511	$—	$28,238	$59,883
Accumulated Goodwill Impairment Balance, December 31, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, June 30, 2015	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents the final net working capital adjustment for purchase accounting related to the Company’s prior year acquisition of Energyexcel LLP (“EEX”).
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the six months ended June 30, 2015 or for the year ended December 31, 2014.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2015	2014
Gross Carrying Amount
Customer contracts	$8,080	$8,103
Customer relationships	12,837	12,792
Non-compete agreements	3,394	3,402
Technology	2,754	2,794
Trade names	546	551
	27,611	27,642
Accumulated Amortization
Customer contracts	7,365	6,911
Customer relationships	5,653	4,562
Non-compete agreements	2,963	2,725
Technology	1,970	1,767
Trade names	463	439
	18,414	16,404
Intangible assets, net	$9,197	$11,238
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended June 30, 2015 and 2014 related to customer contracts was $231 and $363, respectively. Amortization expense for the six months

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

ended June 30, 2015 and 2014 related to customer contracts was $459 and $614, respectively. Amortization expense for the three months ended June 30, 2015 and 2014 related to all other acquired intangible assets was $784 and $697, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 related to all other acquired intangible assets was $1,565 and $1,264, respectively.
4. INCOME TAXES
The provision for income taxes was $1,746 and $267, for the three months ended June 30, 2015 and 2014, respectively. The (benefit) provision for income taxes was $(1,156) and $31, for the six months ended June 30, 2015 and 2014, respectively. The estimated 2015 effective tax rate was 46.7% for the three months ended June 30, 2015 compared to a 8.9% estimated annual effective tax rate for the three months ended June 30, 2014. The estimated 2015 effective tax rate was 34.5% for the six months ended June 30, 2015 compared to an estimated annual effective tax rate for the six months ended June 30, 2014 of 0.2%, before discrete items.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2014	$3,700
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, June 30, 2015	$3,700
At both June 30, 2015 and December 31, 2014, the Company had approximately $3,700 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of June 30, 2015 and December 31, 2014, approximately $3,700 and $2,500, respectively, (net of the Federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($7,073 converted as of June 30, 2015) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2015	2014
Liabilities:
Interest rate swap instruments	2	$3,783	$4,430
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are considered to be level two inputs. There were no transfers in or out of level two for the six months ended June 30, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of June 30, 2015		As of December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$99,276	$99,366	$102,362	$102,292
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as level three inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the six months ended June 30, 2015.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,783	Other liabilities	$4,430
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income (Loss)	Amount of Gain Recognized in Net Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(101)	$(1,068)	$(184)	$(1,197)

	Six Months Ended June 30, 2015
	Gain Recognized in Accumulated Other Comprehensive Loss	Interest Expense Reclassified from Accumulated Other Comprehensive Loss into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$463	$780
8. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling produced from renewable sources of energy from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended June 30, 2015
Revenues	$73,379	$30,437	$13,837	$14,516	$20,320	$152,489
Interest income	—	—	2	9	—	11
Interest expense	—	—	282	976	—	1,258
Depreciation and amortization of intangible assets	214	302	282	3,401	1,020	5,219
Unallocated corporate activity	—	—	—	—	—	(6,888)
Income (loss) before taxes, excluding unallocated corporate activity	5,779	5,044	(570)	2,724	(2,352)	10,625
Three Months Ended June 30, 2014
Revenues	61,814	26,084	19,768	14,206	20,686	142,558
Interest income	—	—	—	11	—	11
Interest expense	—	—	258	508	—	766
Depreciation and amortization of intangible assets	333	292	414	3,289	880	5,208
Unallocated corporate activity	—	—	—	—	—	(6,935)
Income (loss) before taxes, excluding unallocated corporate activity	5,733	2,850	(1,688)	3,143	(117)	9,921
Six Months Ended June 30, 2015
Revenues	120,480	54,580	24,732	27,378	40,752	267,922
Interest income	—	—	3	159	—	162
Interest expense	—	—	611	1,924	—	2,535
Depreciation and amortization of intangible assets	492	608	525	6,791	2,030	10,446
Unallocated corporate activity	—	—	—	—	—	(13,401)
Income (loss) before taxes, excluding unallocated corporate activity	7,248	8,302	(5,578)	3,627	(3,551)	10,048
Six Months Ended June 30, 2014
Revenues	101,646	38,657	36,067	25,355	41,564	243,289
Interest income	—	—	1	23	—	24
Interest expense	—	—	670	1,277	—	1,947
Depreciation and amortization of intangible assets	647	564	820	6,247	1,735	10,013
Unallocated corporate activity	—	—	—	—	—	(15,003)
Income (loss) before taxes, excluding unallocated corporate activity	$5,278	$3,589	$(3,047)	$3,815	$(163)	$9,472

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

9. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to a term loan during the year ended December 31, 2014. At June 30, 2015, $39,848 was outstanding under the term loan. The weighted average rate for this loan at June 30, 2015 was 3.275%.
Senior Secured Credit Facility - Revolver and Term Loan
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
On June 30, 2015, the Company entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended the Company’s existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility matures on June 30, 2020 and the term loan facility matures on June 30, 2018, when all amounts will be due and payable in full. The Company expects to use the new credit facility for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, refinancing of existing indebtedness and working capital.
The credit facility consists of a $60,000 revolving credit facility and a $17,143 term loan. The amount of the term loan represents the amount outstanding under the Company’s existing term loan at closing. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). Immediately following the closing, and at June 30, 2015, there was approximately $8,500 of borrowings outstanding under the revolving credit facility and $17,143 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the Federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. Immediately following the closing, the interest rate for borrowings under the revolving credit facility was 3.50% and interest rate for borrowings under the term loan was 2.03%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1,429, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at the Company’s option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
The credit facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; merge, liquidate or dispose of assets; make acquisitions or other investments; enter into

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

hedging agreements; pay dividends and make other distributions and engage in transactions with affiliates, except in the ordinary course of business on an arms’ length basis.
Under the credit facility, the Company and its subsidiaries may not invest cash or property in, or loan to, the Company’s non-core subsidiaries in aggregate amounts exceeding 49% of the Company’s consolidated stockholders’ equity. In addition, under the credit facility, the Company and its core subsidiaries must maintain the following financial covenants:

•	a ratio of total funded debt to EBITDA of less than 2.0 to 1.0; and

•	a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
Any failure to comply with the financial or other covenants of the credit facility would not only prevent the Company from being able to borrow additional funds, but would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility, to terminate the credit facility, and enforce liens against the collateral.
The credit facility also includes several other customary events of default, including a change in control of the Company, permitting the lenders to accelerate the indebtedness, terminate the credit facility, and enforce liens against the collateral.
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
At June 30, 2015, the Company was in compliance with all financial and operational covenants.

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
We made three acquisitions in 2011. Our acquisition of energy efficiency and demand side management consulting services provider Applied Energy Group, Inc., expanded our service offering to utility customers. Our acquisition of APS Energy Services Company, Inc., which we renamed Ameresco Southwest, a company that provides a full range of integrated energy efficiency and renewable energy solutions, strengthened our geographical position in the southwest U.S. Our acquisition of the xChangePoint® and energy projects businesses from Energy and Power Solutions, Inc., which we operate as Ameresco Intelligent Systems (“AIS”), expanded our service offerings to private sector commercial and industrial customers. AIS offers energy efficiency solutions to customers across North America encompassing the food and beverage, meat, dairy, paper, aerospace, oil and gas and REIT industries.
Our acquisition of infrastructure asset management solutions provider FAME Facility Software Solutions Inc. in 2012 expanded our asset planning consulting and software services offerings and our geographical position in western Canada.

Our acquisition of the business of Ennovate Corporation in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consulting companies The Energy Services Partnership Limited (now known as Ameresco Limited) and ESP Response Limited in the second quarter of 2013 added a local presence in the United Kingdom (“UK”), expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
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
As of June 30, 2015, we had backlog of approximately $398.3 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $944.5 million. As of June 30, 2014, we had fully-contracted backlog of approximately $399.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $924.7 million.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $152.4 million and $93.0 million as of June 30, 2015 and 2014, respectively.

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
Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income (loss), the most comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss)	$5,084	$3,782	$656	$(3,003)
Depreciation and amortization of intangible assets	5,755	5,836	11,495	10,985
Stock-based compensation	453	707	971	1,425
Adjusted EBITDA	$11,292	$10,325	$13,122	$9,407
The following table presents a reconciliation of adjusted cash from operations to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities	$(37,595)	$5,934
Plus: proceeds from Federal ESPC projects	40,870	13,976
Adjusted cash from operations	$3,275	$19,910
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date would not be permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. We are currently assessing the impact of this ASU on our consolidated financial statements.
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

Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2015		2014
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$152,489	100.0%	$142,558	100.0%
Cost of revenues	121,593	79.7%	114,622	80.4%
Gross profit	30,896	20.3%	27,936	19.6%
Selling, general and administrative expenses	25,812	16.9%	24,154	16.9%
Operating income	5,084	3.3%	3,782	2.7%
Other expenses, net	1,347	0.9%	796	0.6%
Income before benefit from income taxes	3,737	2.5%	2,986	2.1%
Income tax provision	1,746	1.1%	267	0.2%
Net income	$1,991	1.3%	$2,719	1.9%

	Six Months Ended June 30,
	2015		2014
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$267,922	100.0%	$243,289	100.0%
Cost of revenues	217,383	81.1%	197,799	81.3%
Gross profit	50,539	18.9%	45,490	18.7%
Selling, general and administrative expenses	49,883	18.6%	48,493	19.9%
Operating income (loss)	656	0.2%	(3,003)	(1.2)%
Other expenses, net	4,009	1.5%	2,528	1.0%
Loss before (benefit) provision for income taxes	(3,353)	(1.3)%	(5,531)	(2.3)%
Income tax (benefit) provision	(1,156)	(0.4)%	31	—%
Net loss	$(2,197)	(0.8)%	$(5,562)	(2.3)%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$152,489	$142,558	$9,931	7.0%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$267,922	$243,289	$24,633	10.1%
Revenues increased $9.9 million, or 7.0%, for the three months ended June 30, 2015 compared to the same period of 2014 due to a $11.6 million increase in revenues from our U.S. Regions segment and a $4.4 million increase in revenues from our U.S. Federal segment, partially offset by a $5.9 million decrease in revenues from our Canada segment. Revenues increased $24.6 million, or 10.1%, for the six months ended June 30, 2015 compared to the same period of 2014 due to a $18.8 million increase in revenues from our U.S. Regions segment and a $15.9 million increase in revenues from our U.S. Federal segment, partially offset by a $11.3 million decrease in revenues from our Canada segment.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$121,593	$114,622	$6,971	6.1%
Gross margin %	20.3%	19.6%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$217,383	$197,799	$19,584	9.9%
Gross margin %	18.9%	18.7%
Cost of revenues increased $7.0 million, or 6.1%, for the three months ended June 30, 2015 and increased $19.6 million, or 9.9%, for the six months ended June 30, 2015 compared to the same periods of 2014, respectively, primarily due to the increase in revenues described above. Gross margin percentage increased slightly for the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily due to a favorable mix of higher margin projects in our U.S. Federal segment, partially offset by cost budget revisions on a significant project in our Canada segment, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during the three months ended March 31, 2015.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended June 30, 2015 and 2014, we recorded amortization expense of $0.2 million and $0.4 million, respectively, related to customer contracts. For the six months ended June 30, 2015 and 2014, we recorded amortization expense of $0.5 million and $0.6 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$25,812	$24,154	$1,658	6.9%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$49,883	$48,493	$1,390	2.9%
Selling, general and administrative expenses increased $1.7 million, or 6.9%, for the three months ended June 30, 2015 and increased $1.4 million, or 2.9%, for the six months ended June 30, 2015 compared to the same periods of 2014, respectively, primarily as a result of the full period impact from our prior year acquisitions.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended June 30, 2015 and 2014, we recorded amortization expense, related to these intangible assets, of $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014, we recorded amortization expense, related to these intangible assets, of $1.6 million and $1.3 million, respectively.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Other expenses, net, increased $0.6 million for the three months ended June 30, 2015 compared to the same period of 2014 primarily due to a decrease in unrealized gains on interest rate swaps. Other expenses, net, increased $1.5 million for the six months ended June 30, 2015 compared to the same period of 2014 primarily due to a decrease in unrealized gains on interest rate swaps and foreign currency exchange losses.
Income (Loss) Before Taxes
Income before taxes increased $0.8 million, or 25.2%, to $3.7 million for the three months ended June 30, 2015 from $3.0 million for the same period of 2014 due to the reasons described above. Loss before taxes improved $2.2 million, or 39.4%, to a loss of $3.4 million for the six months ended June 30, 2015 from a loss of $5.5 million for the same period of 2014 due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $1.7 million for the three months ended June 30, 2015, compared to $0.3 million for the three months ended June 30, 2014. The benefit for income taxes was $1.2 million for the six months ended June 30, 2015, compared to $0.0 million for the same period of 2014. The estimated annual effective tax rate applied for the three months ended June 30, 2015 was 46.7% compared to 8.9% for the three months ended June 30, 2014. The estimated annual effective tax rate applied for the six months ended June 30, 2015 was 34.5% compared to 0.2%, before discrete items, for the same period of 2014. The increase in the rate compared to the same periods in the prior year was due to a valuation allowance for losses expected in Canada during 2015 as well as a decrease in the amount of investment tax credits on energy efficiency projects placed or expected to be placed in service in 2015 as compared to 2014 and the expiration of the tax deduction under Internal Revenue Code Section 179D. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2014 were the effects of the investment tax credits and production tax credits to which we are entitled from plants we own.
Net Income (Loss) and Earnings (Loss) Per Share
Net income decreased $0.7 million, or 26.8%, to $2.0 million for the three months ended June 30, 2015 from $2.7 million for the same period of 2014. Net loss improved $3.4 million to $(2.2) million for the six months ended June 30, 2015 from $(5.6) million for the same period of 2014 due to the reasons described above.
Basic and diluted earnings per share for the three months ended June 30, 2015 were $0.04, a decrease of $0.02, or 33.3%, compared to the same period of 2014. Basic and diluted loss per share for the six months ended June 30, 2015 were $0.05 per share, an improvement of $0.07 per share, or 58.3%, compared to the same period of 2014.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy products and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and operations and maitenance (“O&M”) services. Our Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling produced from renewable sources of energy from small-scale plants that we own. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar photovoltaic energy products and systems (“integrated-PV”). These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.

U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$73,379	$61,814	$11,565	18.7%
Income before taxes	$5,779	$5,733	$46	0.8%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$120,480	$101,646	$18,834	18.5%
Income before taxes	$7,248	$5,278	$1,970	37.3%
Revenues for our U.S. Regions segment increased $11.6 million, or 18.7%, to $73.4 million for the three months ended June 30, 2015 and increased $18.8 million, 18.5%, to $120.5 million for six months ended June 30, 2015, compared to the same periods of 2014, respectively, primarily due to the timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Regions segment was flat at $5.8 million for the three months ended June 30, 2015 compared to the same period of 2014 primarily due to lower gross margins attributed to project budget revisions during the current quarter and an increase in operating expenses primarily related to an increase in project development costs. Income before taxes for our U.S. Regions segment increased for the six months ended June 30, 2015 compared to the same period of 2014 $2.0 million, or 37.3%, to $7.2 million primarily due to the increase in revenues described above.
U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$30,437	$26,084	$4,353	16.7%
Income before taxes	$5,044	$2,850	$2,194	77.0%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$54,580	$38,657	$15,923	41.2%
Income before taxes	$8,302	$3,589	$4,713	131.3%
Revenues for our U.S. Federal segment increased $4.4 million, or 16.7%, to $30.4 million for the three months ended June 30, 2015 and increased $15.9 million, or 41.2%, to $54.6 million for the six months ended June 30, 2015 compared to the same periods of 2014, respectively, primarily due to an increase in the number of active projects.
Income before taxes for our U.S. Federal segment increased $2.2 million, or 77.0%, to $5.0 million for the three months ended June 30, 2015 and increased $4.7 million, or 131.3%, to $8.3 million for the six months ended June 30, 2015 compared to the same periods of 2014, respectively. The increases were primarily due to the increase in revenues described above as well as higher O&M related costs in 2014 that were not repeated in the current year.
Canada

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$13,837	$19,768	$(5,931)	(30.0)%
Loss before taxes	$(570)	$(1,688)	$1,118	(66.2)%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$24,732	$36,067	$(11,335)	(31.4)%
Loss before taxes	$(5,578)	$(3,047)	$(2,531)	83.1%
Revenues for our Canada segment decreased $5.9 million, or 30.0%, to $13.8 million for the three months ended June 30, 2015 compared to the same period of 2014, primarily due to the timing of revenue recognized as a result of the size and phase of active projects and unfavorable foreign exchange rate fluctuations. Revenues for our Canada segment decreased $11.3 million, or 31.4%, to $24.7 million for the six months ended June 30, 2015 compared to the same period of 2014, primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized, the decrease in revenues and unfavorable foreign exchange rate fluctuations compared to the same period in 2014.
Loss before taxes for our Canada segment improved $1.1 million to a loss of $0.6 million for the three months ended June 30, 2015 compared to the same period of 2014 primarily due to a decrease in selling, general and administrative expenses as a result of restructuring undertaken in 2014. Loss before taxes for our Canada segment increased $2.5 million to a loss of $5.6 million for the six months ended June 30, 2015 compared to the same period of 2014. The increase in the loss before taxes was primarily due the decrease in revenues described above, a reserve for potential future losses on the significant project described above and an unfavorable mix of lower margin projects.
Small-Scale Infrastructure

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$14,516	$14,206	$310	2.2%
Income before taxes	$2,724	$3,143	$(419)	(13.3)%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$27,378	$25,355	$2,023	8.0%
Income before taxes	$3,627	$3,815	$(188)	(4.9)%
Revenues for our Small-Scale Infrastructure segment increased $0.3 million, or 2.2%, to $14.5 million for the three months ended June 30, 2015 and increased $2.0 million, or 8.0%, to $27.4 million compared to the same periods of 2014 primarily due to an increase in the number of plants fully operational during the six months ended June 30, 2015, as compared to the same periods of 2014.
Income before taxes for our Small-Scale Infrastructure segment decreased $0.4 million to $2.7 million for the three months ended June 30, 2015 and decreased $0.2 million to $3.6 million for the six months ended June 30, 2015 compared to the same periods of 2014 primarily due to a decrease in unrealized gains on interest rate swaps, partially offset by the increase in revenues described above.
All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$20,320	$20,686	$(366)	(1.8)%
Loss before taxes	$(2,352)	$(117)	$(2,235)	1,910.3%
Unallocated corporate activity	$(6,888)	$(6,935)	$47	(0.7)%

	Six Months Ended June 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$40,752	$41,564	$(812)	(2.0)%
Loss before taxes	$(3,551)	$(163)	$(3,388)	(2,078.5)%
Unallocated corporate activity	$(13,401)	$(15,003)	$1,602	(10.7)%
Revenues not allocated to segments and presented as all other were flat for the three and six months ended June 30, 2015 compared to the same period of 2014 primarily due to a decrease in integrated-PV sales, partially offset by the full quarter and year to date impact from our prior year acquisitions.
Loss before taxes not allocated to segments and presented as all other increased $2.2 million to $2.4 million for the three months ended June 30, 2015 and increased $3.4 million to $3.6 million for the six months ended June 30, 2015 compared to the same periods of 2014 primarily due to an increase in selling, general and administrative expenses, including salaries and amortization of acquired intangible assets, as a result of our prior year acquisitions.

Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity decreased $1.6 million to $13.4 million for the six months ended June 30, 2015 compared to the same period of 2014 primarily due to severance charges and acquisition related business development costs incurred during the first quarter of 2014 which were not repeated in 2015.
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
As a result of the structure of the Federal ESPC project arrangements management uses adjusted cash from operations, as previously defined, as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted cash from operations for the six months ended June 30, 2015 and 2014 was $3.3 million and $19.9 million, respectively.
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
The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2015 and 2014 was $0.2 million and $0.4 million, respectively.
Cash flows from operating activities. Operating activities used $37.6 million of net cash during the six months ended June 30, 2015. During that period, we had a net loss of $2.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $10.9 million. Decreases in accounts receivable, including retainage and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net provided $7.0 million. These were offset by increases in restricted cash, inventory, prepaid expenses and other current assets, project development costs and other assets and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable, which used $23.7 million in cash. An increase in Federal ESPC receivables used an additional $29.6 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities provided $5.9 million of net cash during the six months ended June 30, 2014. During that period, we had a net loss of $5.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $16.4 million. Decreases in restricted cash, accounts receivable including retainage, inventory and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and an increase in other liabilities provided $33.8 million. These were partially offset by increases in prepaid expenses and other current assets, project development costs and other assets and decreases in accounts payable and accrued expenses and income taxes payable, which used $20.2 million in cash. An increase in Federal ESPC receivables used an additional $18.5 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2015 used $13.4 million. We invested $13.6 million on purchases of project assets during the six months ended June 30, 2015. We plan to invest an additional $60.0 million on capital expenditures, principally for renewable energy plants, for the remainder of 2015. In addition, we invested $0.6 million in purchases of other property and equipment.
Cash flows from investing activities during the six months ended June 30, 2014 used $13.3 million. Development of our renewable energy plants used $11.0 million. In addition, we invested $1.2 million in purchases of other property and equipment and $4.9 million was used for acquisitions. Partially offsetting these amounts was $3.7 million related to Section 1603 grants received during the period. See Note 2, “Summary of Significant Accounting Policies”, to our Notes to Condensed Consolidated Financial Statements for further discussion on Section 1603 grants.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2015 provided $45.1 million. This was primarily due to $7.6 million received under our sale-leaseback financing arrangement, $3.5 million in net draws on our revolving credit facility and proceeds from exercises of options of $0.6 million. This was partially offset by payments on long-term debt of $6.1 million and payments of financing fees of $1.2 million. Proceeds from Federal ESPC projects provided $40.9 million.
Cash flows from financing activities during the six months ended June 30, 2014 provided $6.4 million. This was primarily due to a decrease in our investment in restricted cash of $2.8 million and proceeds from the exercise of stock options of $0.9 million. These was partially offset by payments of long-term debt of $10.9 million and payments of financing fees of $0.4 million. Proceeds from Federal ESPC projects provided $14.0 million.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility matures on June 30, 2020 and the term loan facility matures on June 30, 2018, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
The credit facility consists of a $60.0 million revolving credit facility and a $17.1 million term loan. The amount of the term loan represents the amount outstanding under our existing term loan at closing. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). Immediately following the closing, and at June 30, 2015, there was approximately $8.5 million of borrowings outstanding under the revolving credit facility and $17.1 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the Federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. Immediately following the closing, the interest rate for borrowings under the revolving credit facility was 3.50% and interest rate for borrowings under the term loan was 2.03%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1.4 million, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at our option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
The credit facility limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; merge, liquidate or dispose of assets; make acquisitions or other investments; enter into hedging agreements; pay dividends and make other distributions and engage in transactions with affiliates, except in the ordinary course of business on an arms’ length basis.
Under the credit facility, we may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, under the credit facility, we and our core subsidiaries must maintain the following financial covenants:

•	a ratio of total funded debt to EBITDA of less than 2.0 to 1.0; and

•	a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
Any failure to comply with the financial or other covenants of the credit facility would not only prevent us from being able to borrow additional funds, but would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility, to terminate the credit facility, and enforce liens against the collateral.
The credit facility also includes several other customary events of default, including a change in control, permitting the lenders to accelerate the indebtedness, terminate the credit facility, and enforce liens against the collateral.
As of June 30, 2015, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2015, we had outstanding $73.7 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 6.1% to 7.3%. One loan with an outstanding balance as of June 30, 2015 totaling $3.5 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of June 30, 2015 of $39.8 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2014, we had outstanding $77.3 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 7.3% and maturing at various dates from 2017 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2015 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically Federal Governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $85.4 million and $70.9 million in principal amounts at June 30, 2015 and December 31, 2014, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects that reach commercial operation on or before December 31, 2015 up to a maximum combined funding amount of $50.0 million. During the quarter ended March 31, 2015 we sold two solar-PV projects and in return received $7.6 million as part of this arrangement. No projects were sold under the agreement during the quarter ended June 30, 2015. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Under sale-leaseback structures, we generate cash upfront through the sale of a solar-PV project to the investor. We then lease the project back from the investor and retain responsibility for operating and maintaining the project. The revenues generated through the sale of the electricity to the power purchase agreement counterparty plus the revenues generated through the sale of the solar renewable energy credits are utilized to make the lease payments and operating and maintenance payments and fund the required reserves. Excess revenue is distributed to us. In addition to the lease payments, the investor also receives the value attributable to the applicable investment tax credits and accelerated depreciation. At the end of the lease term, we have the option to purchase the solar-PV projects from the investor for the then fair market value or, in certain circumstances, extend the lease. We treat the cash received from the sale as financing cash inflows, defer any gain or loss realized on the sale of the asset to the investor and record, if appropriate, capital lease assets and corresponding liabilities related to the leaseback payment obligations on our consolidated balance sheets.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2015 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$8,500	$—	$—	$8,500	$—
Term Loan	17,143	5,714	11,429	—	—
Project Financing:
Construction and term loans	73,656	6,223	12,563	39,842	15,028
Federal ESPC liabilities(1)	85,426	—	85,426	—	—
Interest obligations(2)	29,621	4,694	7,527	5,482	11,918
Capital lease liabilities	3,576	308	890	988	1,390
Operating leases	11,582	3,803	5,894	1,792	93
Total	$229,504	$20,742	$123,729	$56,604	$28,429

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2015 remains constant for the term of the facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2015, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Item 1A. Risk Factors
As of June 30, 2015, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.
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

AMERESCO, INC.
Date: July 30, 2015	By:	/s/ John R. Granara, III
John R. Granara, III
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1
Third Amended and Restated Credit and Security Agreement dated as of June 30, 2015 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2015 and filed with the Commission on July 2, 2015 (file no. 001-34811) and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.