Form 10-Q
period 2015-09-30
Ameresco, Inc.
filed 2015-11-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 2, 2015
Class A Common Stock, $0.0001 par value per share	28,517,892
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,256	$23,762
Restricted cash	15,306	12,818
Accounts receivable, net	75,649	71,661
Accounts receivable retainage	20,407	15,968
Costs and estimated earnings in excess of billings	76,650	66,325
Inventory, net	12,214	8,896
Prepaid expenses and other current assets	12,939	8,666
Income tax receivable	—	3,525
Deferred income taxes	6,069	5,440
Project development costs	15,781	9,674
Total current assets	256,271	226,735
Federal ESPC receivable	103,589	79,167
Property and equipment, net	5,947	7,372
Project assets, net	239,119	217,772
Deferred financing fees, net	5,323	4,313
Goodwill	59,371	60,479
Intangible assets, net	7,983	11,238
Other assets	17,178	22,583
Total assets	$694,781	$629,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$12,391	$12,255
Accounts payable	112,384	87,787
Accrued expenses and other current liabilities	31,785	26,944
Billings in excess of cost and estimated earnings	25,492	18,291
Income taxes payable	920	812
Total current liabilities	182,972	146,089
Long-term debt and capital lease liabilities, less current portions	83,240	90,037
Federal ESPC liabilities	106,401	70,875
Deferred income taxes	4,524	7,210
Deferred grant income	8,429	8,842
Other liabilities	21,981	20,300
Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2015	2014
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,517,892 shares issued and outstanding at September 30, 2015, 28,351,792 shares issued and outstanding at December 31, 2014	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	2	2
Additional paid-in capital	109,417	107,445
Retained earnings	183,458	181,477
Accumulated other comprehensive loss, net	(5,646)	(2,620)
Non-controlling interest	—	(1)
Total stockholders’ equity	287,234	286,306
Total liabilities and stockholders’ equity	$694,781	$629,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$189,142	$168,891	$457,064	$412,180
Cost of revenues	152,849	133,867	370,232	331,666
Gross profit	36,293	35,024	86,832	80,514
Selling, general and administrative expenses	26,623	25,800	76,506	74,293
Operating income	9,670	9,224	10,326	6,221
Other expenses, net	2,149	2,465	6,158	4,993
Income before provision (benefit) for income taxes	7,521	6,759	4,168	1,228
Income tax provision (benefit)	3,343	(532)	2,187	(501)
Net income	$4,178	$7,291	$1,981	$1,729
Net income per share attributable to common shareholders:
Basic	$0.09	$0.16	$0.04	$0.04
Diluted	$0.09	$0.16	$0.04	$0.04
Weighted average common shares outstanding:
Basic	46,517,638	46,315,968	46,473,375	46,098,158
Diluted	47,672,944	46,987,522	47,243,793	46,636,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$4,178	$7,291
Other comprehensive loss:
Unrealized (loss) gain from interest rate hedge, net of tax of $706 and $4, respectively	(1,429)	372
Foreign currency translation adjustments	(1,222)	(2,018)
Total other comprehensive loss	(2,651)	(1,646)
Comprehensive income	$1,527	$5,645

	Nine Months Ended September 30,
	2015	2014
Net income	$1,981	$1,729
Other comprehensive loss:
Unrealized loss from interest rate hedge, net of tax of $629 and $549, respectively	(1,043)	(1,432)
Foreign currency translation adjustments	(1,983)	(1,937)
Total other comprehensive loss	(3,026)	(3,369)
Comprehensive loss	$(1,045)	$(1,640)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance, December 31, 2014	28,351,792	$3	18,000,000	$2	$107,445	$181,477	$(2,620)	$(1)	$286,306
Exercise of stock options	166,100	—	—	—	611	—	—	—	611
Stock-based compensation expense	—	—	—	—	1,478	—	—	—	1,478
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	(1,043)	—	(1,043)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,983)	—	(1,983)
Repurchase of non-controlling interest	—	—	—	—	(117)	—	—	1	(116)
Net income	—	—	—	—	—	1,981	—	—	1,981
Balance, September 30, 2015	28,517,892	$3	18,000,000	$2	$109,417	$183,458	$(5,646)	$—	$287,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,981	$1,729
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of project assets	12,115	11,162
Depreciation of property and equipment	2,349	2,495
Amortization of deferred financing fees	850	1,086
Amortization of intangible assets	3,041	3,266
Provision for bad debts	239	1,253
Unrealized gain on interest rate swaps	(277)	(983)
Stock-based compensation expense	1,367	2,108
Deferred income taxes	(2,920)	3,343
Excess tax benefits from stock-based compensation arrangements	—	(2,496)
Changes in operating assets and liabilities:
Restricted cash	(2,216)	(182)
Accounts receivable	(5,258)	(11,282)
Accounts receivable retainage	(1,501)	6,392
Federal ESPC receivable	(50,555)	(33,388)
Inventory	(3,347)	1,172
Costs and estimated earnings in excess of billings	(10,792)	17,768
Prepaid expenses and other current assets	(4,039)	1,266
Project development costs	(4,999)	(812)
Other assets	(2,807)	(3,676)
Accounts payable, accrued expenses and other current liabilities	22,396	(3,754)
Billings in excess of cost and estimated earnings	7,329	1,403
Other liabilities	(573)	(5,815)
Income taxes payable	3,674	(4,148)
Cash flows from operating activities	(33,943)	(12,093)
Cash flows from investing activities:
Purchases of property and equipment	(1,040)	(1,553)
Purchases of project assets	(29,932)	(16,530)
Grant awards received on project assets	—	3,727
Proceeds from sale of assets	852	—
Acquisitions, net of cash received	—	(13,903)
Cash flows from investing activities	$(30,120)	$(28,259)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$2,496
Payments of financing fees	(1,894)	(368)
Proceeds from exercises of options	611	1,435
(Repayments) proceeds from senior secured credit facility, net	(5,000)	20,000
Proceeds from long-term debt financing	4,584	—
Proceeds from Federal ESPC projects	61,846	32,886
Proceeds from sale-leaseback financing	7,581	—
Non-controlling interest	(116)	(7)
Restricted cash	(74)	2,758
Payments on long-term debt	(9,051)	(13,881)
Cash flows from financing activities	58,487	45,319
Effect of exchange rate changes on cash	3,070	1,348
Net (decrease) increase in cash and cash equivalents	(2,506)	6,315
Cash and cash equivalents, beginning of period	23,762	17,171
Cash and cash equivalents, end of period	$21,256	$23,486
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,197	$4,999
Cash paid for income taxes	$1,204	$2,650
Non-cash Federal ESPC settlement	$26,320	$12,350
Accrued purchases of project assets	$13,241	$7,319
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
The condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 6, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in escrow accounts in association with construction draws for energy savings performance contracts (“ESPCs”), construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit, as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates their fair value measured using level one inputs per the fair value hierarchy as defined in Note 6. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of September 30, 2015 and December 31, 2014, the Company classified the non-current portion of restricted cash of $10,408 and $10,636, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Nine Months Ended September 30,
	2015	2014
Allowance for doubtful accounts, beginning of period	$2,851	$1,519
Charges to costs and expenses	239	1,253
Account write-offs and other	(295)	(674)
Allowance for doubtful accounts, end of period	$2,795	$2,098
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
Property and Equipment
Property and equipment consists primarily of office and computer equipment, and is recorded at cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. There was $232 in interest capitalized for the three months ended September 30, 2015. There was no interest capitalized during the three months ended September 30, 2014. There was $480 and $395 in interest capitalized for the nine months ended September 30, 2015 and 2014, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company did not receive any Section 1603 grants during the nine months ended September 30, 2015. The Company did not receive any Section 1603 grants during the three months ended September 30, 2014. The Company received $3,727 in Section 1603 grants during the nine months ended September 30, 2014.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,429 and $8,842 recorded in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of September 30, 2015 and December 31, 2014, the Company had no ARO liabilities recorded.
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
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the deferred income in other liabilities on its consolidated balance sheet and amortizes the deferred income over the lease term as a reduction to the leaseback rental expense included in cost of revenues in its consolidated statements of income (loss). During the quarter ended March 31, 2015, the Company recorded $1,029 in deferred income related to sale-leasebacks which will be recognized straight-line over the 20 year lease term. The Company records the capital leaseback assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long term debt and capital lease liabilities in its consolidated balance sheets. During the quarter ended March 31, 2015, the Company recorded $3,511 in capital lease assets and corresponding capital lease liabilities. The initial lease terms for the solar-PV projects sold during the quarter ended March 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $43 to $414 over the lease term. No projects were sold under the agreement during the three months ended September 30, 2015.
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
The Company sells certain products and services in bundled arrangements, where multiple products and/or services are involved. The Company divides bundled arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price. The relative selling price is determined using third-party evidence or management’s best estimate of selling price.
The Company recognizes revenue from the sale and delivery of products, including the output from renewable energy plants, when produced and delivered to the customer, in accordance with specific contract terms, provided that persuasive evidence of an arrangement exists, the Company’s price to the customer is fixed or determinable and collectability is reasonably assured.
 The Company recognizes revenue from O&M contracts, consulting services and enterprise energy management services as the related services are performed.
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
Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and short-term debt approximate fair value. The carrying value of the Company’s long-term variable-rate debt and capital lease liabilities approximate their fair values based on level two inputs of the fair value hierarchy, as defined in Note 6. As of September 30, 2015, the fair value of the Company’s fixed-rate long-term debt exceeds its carrying value by approximately $1,125. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 6.
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
For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $396 and $683, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $1,367 and $2,108, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of September 30, 2015, there was $3,956 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.9 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the nine months ended September 30, 2015 or during the year ended December 31, 2014.
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
In September 2015, the Company entered into a seven-year forward starting interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $20,746 variable rate note at a fixed interest rate of 2.19%, with an effective date of February 29, 2016, and expires in February 2023. This interest rate swap has been designated as a hedge since inception.
In September 2015, the Company also entered into a fifteen-year forward starting interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14,084 variable rate note at a fixed interest rate of 3.26%, with an effective date of February 28, 2023, and expires in December 2038. This interest rate swap has been designated as a hedge since inception.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4,178	$7,291	$1,981	$1,729
Basic weighted-average shares outstanding	46,517,638	46,315,968	46,473,375	46,098,158
Effect of dilutive securities:
Stock options	1,155,306	671,554	770,418	538,371
Diluted weighted-average shares outstanding	47,672,944	46,987,522	47,243,793	46,636,529
For the three months ended September 30, 2015 and 2014, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 2,118,062 and 2,158,312, respectively. For the nine months ended September 30, 2015 and 2014, the total number of shares of common stock related to

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

stock options excluded from the calculation of dilutive shares, as the effect would have been anti-dilutive had the Company not been in a net loss position, were 2,535,162 and 2,158,312, respectively.
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
Redeemable Non-Controlling Interest
In September 2015, the Company entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into this agreement in order to finance the costs of constructing the project assets which are under long-term customer contracts. The Company has determined that it is the primary beneficiary in the operational partnership for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated financial statements. The Company will recognize the investors’ share of the net assets of the subsidiary as a redeemable non-controlling interest in its condensed consolidated balance sheets.
The Company has determined that the provisions in the contractual arrangement represent a substantive profit-sharing arrangement. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interest in the consolidated statements of operations reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreement, assuming the net assets of this funding structure was liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiary and the investor. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holder may create volatility in the Company’s consolidated statements of operations as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interest from quarter to quarter.
The Company classified the non-controlling interest with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. The redeemable non-controlling interest will be reported using the greater of its carrying value at each reporting date as determined by the HLBV method or the estimated redemption value in each reporting period.
The initial contribution made by the investor was not material to the Company’s financial statements as of September 30, 2015.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date is not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2014	$24,759	$3,375	$3,781	$—	$28,564	$60,479
Goodwill acquired during the year	—	—	—	—	—	—
Fair value adjustment(1)	—	—	—	—	(403)	(403)
Currency effects	—	—	(511)	—	(194)	(705)
Balance, September 30, 2015	$24,759	$3,375	$3,270	$—	$27,967	$59,371
Accumulated Goodwill Impairment Balance, December 31, 2014	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, September 30, 2015	$—	$—	$(1,016)	$—	$—	$(1,016)
(1) Fair value adjustment represents the final net working capital adjustment for purchase accounting related to the Company’s prior year acquisition of Energyexcel LLP (“EEX”).
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the nine months ended September 30, 2015 or for the year ended December 31, 2014.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of September 30,	As of December 31,
	2015	2014
Gross Carrying Amount
Customer contracts	$7,965	$8,103
Customer relationships	12,629	12,792
Non-compete agreements	3,350	3,402
Technology	2,718	2,794
Trade names	542	551
	27,204	27,642
Accumulated Amortization
Customer contracts	7,503	6,911
Customer relationships	6,134	4,562
Non-compete agreements	3,050	2,725
Technology	2,060	1,767
Trade names	474	439
	19,221	16,404
Intangible assets, net	$7,983	$11,238
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended September 30, 2015 and 2014 related to customer contracts was $230 and $513, respectively. Amortization expense for the nine

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

months ended September 30, 2015 and 2014 related to customer contracts was $689 and $1,127, respectively. Amortization expense for the three months ended September 30, 2015 and 2014 related to all other acquired intangible assets was $787 and $875, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 related to all other acquired intangible assets was $2,352 and $2,139, respectively.
4. INCOME TAXES
The provision (benefit) for income taxes was $3,343 and $(532) for the three months ended September 30, 2015 and 2014, respectively. The provision (benefit) for income taxes was $2,187 and $(501) for the nine months ended September 30, 2015 and 2014, respectively. The estimated 2015 effective tax rate was 44.4% for the three months ended September 30, 2015 compared to a (7.9)% estimated annual effective tax rate for the three months ended September 30, 2014. The estimated 2015 effective tax rate was 52.5% for the nine months ended September 30, 2015 compared to an estimated annual effective tax rate for the nine months ended September 30, 2014 of (40.8)% .
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2014	$3,700
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, September 30, 2015	$3,700
At both September 30, 2015 and December 31, 2014, the Company had approximately $3,700 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of September 30, 2015 and December 31, 2014, approximately $3,700 and $2,500, respectively, (net of the federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($6,824 converted as of September 30, 2015) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		September 30,	December 31,
	Level	2015	2014
Liabilities:
Interest rate swap instruments	2	$5,825	$4,430
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are considered to be level two inputs. There were no transfers in or out of level two for the nine months ended September 30, 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of September 30, 2015		As of December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$93,180	$92,055	$102,362	$102,292
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as level three inputs. The Company did not record any impairment charges on goodwill or other intangible assets during the nine months ended September 30, 2015.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$5,825	Other liabilities	$4,430
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(93)	$(69)	$(277)	$(1,266)

	Nine Months Ended September 30, 2015
	Loss Recognized in Accumulated Other Comprehensive Loss	Interest Expense Reclassified from Accumulated Other Comprehensive Loss into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$1,672	$1,153
8. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling produced from renewable sources of energy from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended September 30, 2015
Revenues	$105,163	$35,491	$12,931	$14,681	$20,876	$189,142
Interest expense	—	—	369	990	—	1,359
Depreciation and amortization of intangible assets	223	299	278	3,678	1,023	5,501
Unallocated corporate activity	—	—	—	—	—	(6,243)
Income (loss) before taxes, excluding unallocated corporate activity	9,955	4,331	(1,660)	2,992	(1,854)	13,764
Three Months Ended September 30, 2014
Revenues	79,217	27,600	21,776	13,954	26,344	168,891
Interest income	—	—	—	11	1	12
Interest expense	—	—	355	1,006	—	1,361
Depreciation and amortization of intangible assets	330	315	390	3,204	1,213	5,452
Unallocated corporate activity	—	—	—	—	—	(6,844)
Income (loss) before taxes, excluding unallocated corporate activity	7,468	4,953	(289)	1,372	99	13,603
Nine Months Ended September 30, 2015
Revenues	225,643	90,071	37,663	42,059	61,628	457,064
Interest income	—	—	3	159	—	162
Interest expense	—	—	980	2,914	—	3,894
Depreciation and amortization of intangible assets	715	907	803	10,469	3,053	15,947
Unallocated corporate activity	—	—	—	—	—	(19,644)
Income (loss) before taxes, excluding unallocated corporate activity	17,203	12,633	(7,238)	6,619	(5,405)	23,812
Nine Months Ended September 30, 2014
Revenues	180,863	66,257	57,843	39,309	67,908	412,180
Interest income	—	—	1	34	1	36
Interest expense	—	—	1,025	2,283	—	3,308
Depreciation and amortization of intangible assets	977	879	1,210	9,451	2,948	15,465
Unallocated corporate activity	—	—	—	—	—	(21,847)
Income (loss) before taxes, excluding unallocated corporate activity	$12,746	$8,542	$(3,336)	$5,187	$(64)	$23,075

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

9. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to a term loan during the year ended December 31, 2014. At September 30, 2015, $39,159 was outstanding under the term loan. The variable rate for this loan at September 30, 2015 was 3.33%.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan matures on the 7th anniversary of the construction-to-term conversion date. At September 30, 2015, $5,199 was outstanding under the construction loan. The variable rate for this loan at September 30, 2015 was 2.823%.
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
The credit facility consists of a $60,000 revolving credit facility and a $17,143 term loan. The amount of the term loan represents the amount outstanding under the Company’s existing term loan at closing. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). Immediately following the closing, and at September 30, 2015, there were no amounts outstanding under the revolving credit facility and $15,714 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At September 30, 2015, the interest rate for borrowings under the revolving credit facility was 3.50% and interest rate for borrowings under the term loan was 2.08%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
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
At September 30, 2015, the Company was in compliance with all financial and operational covenants.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

10. Subsequent Events
In November 2015, the Company announced restructuring plans within its Canada segment and its enterprise energy management business unit, which is reported within the Company’s All Other category for segment reporting purposes. The Company expects to incur $1,000 to $1,500 in associated costs, primarily related to employee termination benefits, during the fourth quarter of 2015 as a result of these plans.

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
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into this agreement in order to finance the costs of constructing the project assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnership for accounting purposes. Accordingly, we will consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We will recognize the investors’ share of the net assets of the investor’s funds as redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, which will be reflected on our condensed consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter. The initial contribution made by the investor was not material to our financial statements as of September 30, 2015. We expect to record redeemable non-controlling interests related to this transaction in the fourth quarter of 2015 or first quarter of 2016.
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
As of September 30, 2015, we had backlog of approximately $379.3 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,032.6 million. As of September 30, 2014, we had fully-contracted backlog of approximately $400.6 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $964.8 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of September 30, 2015 and 2014, our 12-month backlog was $306.8 million and $310.6 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $185.2 million and $110.5 million as of September 30, 2015 and 2014, respectively.
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
Reconciliations
The following table presents a reconciliation of adjusted EBITDA to operating income, the most comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income	$9,670	$9,224	$10,326	$6,221
Depreciation and amortization of intangible assets	6,010	5,938	17,505	16,923
Stock-based compensation	396	683	1,367	2,108
Adjusted EBITDA	$16,076	$15,845	$29,198	$25,252
The following table presents a reconciliation of adjusted cash from operations to cash flows from operating activities, the most comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities	$(33,943)	$(12,093)
Plus: proceeds from Federal ESPC projects	61,846	32,886
Adjusted cash from operations	$27,903	$20,793
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

Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2015		2014
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$189,142	100.0%	$168,891	100.0%
Cost of revenues	152,849	80.8%	133,867	79.3%
Gross profit	36,293	19.2%	35,024	20.7%
Selling, general and administrative expenses	26,623	14.1%	25,800	15.3%
Operating income	9,670	5.1%	9,224	5.5%
Other expenses, net	2,149	1.1%	2,465	1.5%
Income before provision (benefit) from income taxes	7,521	4.0%	6,759	4.0%
Income tax provision (benefit)	3,343	1.8%	(532)	(0.3)%
Net income	$4,178	2.2%	$7,291	4.3%

	Nine Months Ended September 30,
	2015		2014
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$457,064	100.0%	$412,180	100.0%
Cost of revenues	370,232	81.0%	331,666	80.5%
Gross profit	86,832	19.0%	80,514	19.5%
Selling, general and administrative expenses	76,506	16.7%	74,293	18.0%
Operating income	10,326	2.3%	6,221	1.5%
Other expenses, net	6,158	1.3%	4,993	1.2%
Income before provision (benefit) for income taxes	4,168	0.9%	1,228	0.3%
Income tax provision (benefit)	2,187	0.5%	(501)	(0.1)%
Net income	$1,981	0.4%	$1,729	0.4%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$189,142	$168,891	$20,251	12.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$457,064	$412,180	$44,884	10.9%
Revenues increased $20.3 million, or 12.0%, for the three months ended September 30, 2015 compared to the same period of 2014 due to a $25.9 million increase in revenues from our U.S. Regions segment and a $7.9 million increase in revenues from our U.S. Federal segment, partially offset by a $8.8 million decrease in revenues from our Canada segment. Revenues increased $44.9 million, or 10.9%, for the nine months ended September 30, 2015 compared to the same period of 2014 due to a $44.8 million increase in revenues from our U.S. Regions segment and a $23.8 million increase in revenues from our U.S. Federal segment, partially offset by a $20.2 million decrease in revenues from our Canada segment.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$152,849	$133,867	$18,982	14.2%
Gross margin %	19.2%	20.7%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$370,232	$331,666	$38,566	11.6%
Gross margin %	19.0%	19.5%
Cost of revenues increased $19.0 million, or 14.2%, for the three months ended September 30, 2015 and increased $38.6 million, or 11.6%, for the nine months ended September 30, 2015 compared to the same periods of 2014, respectively, primarily due to the increase in revenues described above. Gross margin percentage decreased to 19.2% for the three months ended September 30, 2015 compared to 20.7% for the same period of 2014 primarily due to a higher proportion of project revenues which typically have a lower gross margin. Gross margin percentage was 19.0% for the nine months ended September 30, 2015 compared to 19.5% for the same period of 2014 primarily due to an unfavorable mix of lower margin projects in our U.S. Federal segment and cost budget revisions on a significant project in our Canada segment, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during the three months ended March 31, 2015.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended September 30, 2015 and 2014, we recorded amortization expense of $0.2 million and $0.5 million, respectively, related to customer contracts. For the nine months ended September 30, 2015 and 2014, we recorded amortization expense of $0.7 million and $1.1 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$26,623	$25,800	$823	3.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$76,506	$74,293	$2,213	3.0%
Selling, general and administrative expenses increased $0.8 million, or 3.2%, for the three months ended September 30, 2015 primarily due to an increase in project development costs in our U.S. Regions segment related to an increase in new project proposals. Selling, general and administrative expenses increased $2.2 million, or 3.0%, for the nine months ended September 30, 2015 compared to the same periods of 2014, respectively, primarily as a result of the increase in project development costs described above and the full period impact from our prior year acquisitions.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended September 30, 2015 and 2014, we recorded amortization expense, related to these intangible assets, of $0.8 million and $0.9 million, respectively. For the nine months ended September 30, 2015 and 2014, we recorded amortization expense, related to these intangible assets, of $2.4 million and $2.1 million, respectively.

Other Expenses, Net
Other expenses, net includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Other expenses, net, decreased $0.3 million for the three months ended September 30, 2015 compared to the same period of 2014 primarily due to a decrease in amortization of deferred financing costs. Other expenses, net, increased $1.2 million for the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to an increase in foreign currency exchange losses.
Income Before Taxes
Income before taxes increased $0.8 million, or 11.3%, to $7.5 million for the three months ended September 30, 2015 from $6.8 million for the same period of 2014 due to the reasons described above. Income before taxes increased $2.9 million, or 239.4%, to $4.2 million for the nine months ended September 30, 2015 from $1.2 million for the same period of 2014 due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $3.3 million for the three months ended September 30, 2015, compared to a benefit of$0.5 million for the three months ended September 30, 2014. The provision for income taxes was $2.2 million for the nine months ended September 30, 2015, compared to a benefit of $0.5 million for the same period of 2014. The estimated annual effective tax rate applied for the three months ended September 30, 2015 was 44.4% compared to (7.9)% for the three months ended September 30, 2014. The estimated annual effective tax rate applied for the nine months ended September 30, 2015 was 52.5% compared to (40.8)% for the same period of 2014. The increase in the rate compared to the same periods in the prior year was due to an increase in profit before tax and an increase in the valuation allowance for losses expected in Canada during 2015 as well as a decrease in the amount of investment tax credits on energy efficiency projects placed or expected to be placed in service in 2015 as compared to 2014 and the expiration of the tax deduction under Internal Revenue Code Section 179D as of December 31, 2014. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2014 were the effects of the investment tax credits and production tax credits to which we are entitled from plants we own.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year. In addition, the tax deduction under Internal Revenue Code Section 179D expired as of December 31, 2014 and, therefore, there are no 179D deductions reflected within our tax rate for any of our 2015 periods. If the provision for the 179D deduction is extended, the amount of the deduction to which we would be entitled would vary in accordance with the number of qualifying projects completed during the year and any impact on our effective tax rate would further depend on the magnitude of the available deduction.
Net Income (Loss) and Earnings (Loss) Per Share
Net income decreased $3.1 million, or 42.7%, to $4.2 million for the three months ended September 30, 2015 from $7.3 million for the same period of 2014. Net income improved $0.3 million to $2.0 million for the nine months ended September 30, 2015 from $1.7 million for the same period of 2014 due to the reasons described above.
Basic and diluted earnings per share for the three months ended September 30, 2015 were $0.09, a decrease of $0.07, or 43.8%, compared to the same period of 2014. Basic and diluted loss per share for the nine months ended September 30, 2015 and 2014 were $0.04 per share.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and operations and maintenance (“O&M”) services. Our Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling produced from renewable sources of energy from small-scale plants that we own. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar photovoltaic energy products and systems (“integrated-PV”). These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$105,163	$79,217	$25,946	32.8%
Income before taxes	$9,955	$7,468	$2,487	33.3%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$225,643	$180,863	$44,780	24.8%
Income before taxes	$17,203	$12,746	$4,457	35.0%
Revenues for our U.S. Regions segment increased $25.9 million, or 32.8%, to $105.2 million for the three months ended September 30, 2015 and increased $44.8 million, or 24.8%, to $225.6 million for the nine months ended September 30, 2015, compared to the same periods of 2014, respectively, primarily due to an increase in the size of active projects.
Income before taxes for our U.S. Regions segment increased $2.5 million, or 33.3%, to $10.0 million for the three months ended September 30, 2015 and increased $4.5 million, or 35.0%, to $17.2 million for the nine months ended September 30, 2015 compared to the same period of 2014, respectively, primarily due to the increase in revenues described above, which resulted in improved operating leverage, partially offset by an increase in project development costs.
U.S. Federal

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$35,491	$27,600	$7,891	28.6%
Income before taxes	$4,331	$4,953	$(622)	(12.6)%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$90,071	$66,257	$23,814	35.9%
Income before taxes	$12,633	$8,542	$4,091	47.9%
Revenues for our U.S. Federal segment increased $7.9 million, or 28.6%, to $35.5 million for the three months ended September 30, 2015 and increased $23.8 million, or 35.9%, to $90.1 million for the nine months ended September 30, 2015 compared to the same periods of 2014, respectively, primarily due to an increase in the number of active projects.
Income before taxes for our U.S. Federal segment decreased $0.6 million, or 12.6%, to $4.3 million for the three months ended September 30, 2015 compared to the same period of 2014 primarily due to a reduction in warranty reserves in the prior year period, partially offset by the increase in revenue year-over-year described above. Income before taxes for our U.S. Federal segment increased $4.1 million, or 47.9%, to $12.6 million for the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to the increase in revenues described above as well as higher O&M related costs in 2014 that were not repeated in the current year.

Canada

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$12,931	$21,776	$(8,845)	(40.6)%
Loss before taxes	$(1,660)	$(289)	$(1,371)	474.4%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$37,663	$57,843	$(20,180)	(34.9)%
Loss before taxes	$(7,238)	$(3,336)	$(3,902)	117.0%
Revenues for our Canada segment decreased $8.8 million, or 40.6%, to $12.9 million for the three months ended September 30, 2015 compared to the same period of 2014, primarily due to the timing of revenue recognized as a result of the size and phase of active projects and unfavorable foreign exchange rate fluctuations. Revenues for our Canada segment decreased $20.2 million, or 34.9%, to $37.7 million for the nine months ended September 30, 2015 compared to the same period of 2014, primarily due to unfavorable foreign exchange rate fluctuations and cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized compared to the same period in 2014.
Loss before taxes for our Canada segment increased $1.4 million to a loss of $1.7 million for the three months ended September 30, 2015 compared to the same period of 2014 primarily due to a decrease in selling, general and administrative expenses as a result of restructuring undertaken in 2014. Loss before taxes for our Canada segment increased $3.9 million to a loss of $7.2 million for the nine months ended September 30, 2015 compared to the same period of 2014. The increase in the loss before taxes was primarily due to the cost budget revisions, which resulted in a $2.0 million loss, together with a $1.1 million reserve for potential future losses, on the significant project described above and an unfavorable mix of lower margin projects.
Small-Scale Infrastructure

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$14,681	$13,954	$727	5.2%
Income before taxes	$2,992	$1,372	$1,620	118.1%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$42,059	$39,309	$2,750	7.0%
Income before taxes	$6,619	$5,187	$1,432	27.6%
Revenues for our Small-Scale Infrastructure segment increased $0.7 million, or 5.2%, to $14.7 million for the three months ended September 30, 2015 and increased $2.8 million, or 7.0%, to $42.1 million for the nine months ended September 30, 2015 compared to the same periods of 2014, respectively, primarily due to an increase in the number of plants fully operational during the three and nine months ended September 30, 2015, as compared to the same periods of 2014.
Income before taxes for our Small-Scale Infrastructure segment increased $1.6 million to $3.0 million for the three months ended September 30, 2015 primarily due to the increase in revenues described above and revisions to our property tax estimates resulting in a cumulative decrease in accrued costs. Income before taxes for our Small-Scale Infrastructure segment increased $1.4 million to $6.6 million for the nine months ended September 30, 2015 compared to the same periods of 2014 primarily due to the increase in revenues and property tax estimates, both described above, partially offset by a decrease in unrealized gains on interest rate swaps.

All Other & Unallocated Corporate Activity

	Three Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$20,876	$26,344	$(5,468)	(20.8)%
(Loss) income before taxes	$(1,854)	$99	$(1,953)	(1,972.7)%
Unallocated corporate activity	$(6,243)	$(6,844)	$601	(8.8)%

	Nine Months Ended September 30,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$61,628	$67,908	$(6,280)	(9.2)%
Loss before taxes	$(5,405)	$(64)	$(5,341)	(8,345.3)%
Unallocated corporate activity	$(19,644)	$(21,847)	$2,203	(10.1)%
Revenues not allocated to segments and presented as all other decreased $5.5 million, or 20.8%, to $20.9 million for the three months ended September 30, 2015 compared to the same period of 2014 primarily due to decreases in integrated-PV sales and service offerings to private sector commercial and industrial (“C&I”) customers. Revenues not allocated to segments and presented as all other decreased $6.3 million, or 9.2%, to $61.6 million for the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to decreases in integrated-PV sales and service offerings to C&I customers, partially offset by the year to date impact from our prior year acquisitions.
Income (loss) before taxes not allocated to segments and presented as all other decreased $2.0 million to a loss of $1.9 million for the three months ended September 30, 2015 and decreased $5.3 million to a loss of $5.4 million for the nine months ended September 30, 2015 compared to the same periods of 2014 primarily due to the decrease in revenues described above and an increase in selling, general and administrative expenses, including salaries and amortization of acquired intangible assets, as a result of our prior year acquisitions.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity decreased $2.2 million to $19.6 million for the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to a decrease in stock compensation expense and severance charges and acquisition related business development costs incurred during the first quarter of 2014 which were not repeated in 2015.
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
As a result of the structure of the Federal ESPC project arrangements management uses adjusted cash from operations, as previously defined, as a measure of liquidity because it captures all sources of cash associated with our revenues generated by operations. Adjusted cash from operations for the nine months ended September 30, 2015 and 2014 was $27.9 million and $20.8 million, respectively.
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
The amount of interest capitalized relating to construction financing during the period of construction for the nine months ended September 30, 2015 and 2014 was $0.5 million and $0.4 million, respectively.
Cash flows from operating activities. Operating activities used $33.9 million of net cash during the nine months ended September 30, 2015. During that period, we had net income of $2.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $16.8 million. Increases in accounts payable and accrued expenses and income taxes payable provided $26.1 million. These were offset by increases in restricted cash, accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets, project development costs and other assets and decreases in other liabilities, which used $28.2 million in cash. An increase in Federal ESPC receivables used an additional $50.6 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $12.1 million of net cash during the nine months ended September 30, 2014. During that period, we had net income of $1.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $21.2 million. Increases in restricted cash, accounts receivable including retainage, project development costs and other assets and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable, which used $23.3 million. These were partially offset by decreases in inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and prepaid expenses and other current assets, which provided $21.6 million in cash. An increase in Federal ESPC receivables used an additional $33.4 million.
Cash flows from investing activities. Cash flows from investing activities during the nine months ended September 30, 2015 used $30.1 million. We invested $29.9 million on purchases of project assets during the nine months ended September 30, 2015. We plan to invest an additional $30 million to $35 million on capital expenditures, principally for renewable energy plants, for the remainder of 2015. In addition, we invested $1.0 million in purchases of other property and equipment. These outflows were partially offset by $0.9 million in proceeds from the sale of a project asset in our Canada segment.
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
Cash flows from financing activities. Cash flows from financing activities during the nine months ended September 30, 2015 provided $58.5 million. This was primarily due to $7.6 million received under our sale-leaseback financing arrangement, proceeds from project financings of $4.6 million and proceeds from exercises of options of $0.6 million. This was partially offset by payments on long-term debt of $9.1 million, $5.0 million in net payments on our revolving credit facility and payments of financing fees of $1.9 million. Proceeds from Federal ESPC projects provided $61.8 million.
Cash flows from financing activities during the nine months ended September 30, 2014 provided $45.3 million. This was primarily due to $20.0 million in net draws on our revolving credit facility, a decrease in our investment in restricted cash of $2.8 million and proceeds from the exercise of stock options of $1.4 million. These was partially offset by payments of long-term debt of $13.9 million and payments of financing fees of $0.4 million. Proceeds from Federal ESPC projects provided $32.9 million.
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
The credit facility consists of a $60.0 million revolving credit facility and a $17.1 million term loan. The amount of the term loan represents the amount outstanding under our existing term loan at closing. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). Immediately following the closing, and at September 30, 2015, there were no borrowings outstanding under the revolving credit facility and $15.7 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At September 30, 2015, the interest rate for borrowings under the revolving credit facility was 3.50% and interest rate for borrowings under the term loan was 2.08%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
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
As of September 30, 2015, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2015, we had outstanding $76.9 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 2.8% to 7.3%.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. At September 30, 2015, $5,199 was outstanding under the construction loan. The variable rate for this loan at September 30, 2015 was 2.8%.
One loan with an outstanding balance as of September 30, 2015 totaling $3.3 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of September 30, 2015 of $39.2 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2014, we had outstanding $77.3 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 7.3% and maturing at various dates from 2017 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2015 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $106.4 million and $70.9 million in principal amounts at September 30, 2015 and December 31, 2014, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects that reach commercial operation on or before December 31, 2015 up to a maximum combined funding amount of $50.0 million. During the quarter ended March 31, 2015 we sold two solar-PV projects and in return received $7.6 million as part of this arrangement. No projects were sold under the agreement during the quarter ended September 30, 2015. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
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
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2015 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	15,714	5,714	10,000	—	—
Project Financing:
Construction and term loans	76,946	6,369	14,738	41,334	14,505
Federal ESPC liabilities(1)	106,401	—	106,401	—	—
Interest obligations(2)	31,961	5,179	8,246	6,002	12,534
Capital lease liabilities	3,576	308	890	988	1,390
Operating leases	10,959	3,832	5,535	1,560	32
Total	$245,557	$21,402	$145,810	$49,884	$28,461

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2015 remains constant for the term of the facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2015, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Item 1A. Risk Factors
As of September 30, 2015, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.
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

AMERESCO, INC.
Date: November 5, 2015	By:	/s/ John R. Granara, III
John R. Granara, III
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.