Form 10-K
period 2015-12-31
Ameresco, Inc.
filed 2016-03-04
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $164,140,259.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 1, 2016
Class A Common Stock, $0.0001 par value per share	28,769,242
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2016 annual meeting of stockholders are incorporated by reference into Part III.

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
•the future availability of borrowings under our revolving credit facility;
•the expected future growth of the market for energy efficiency and renewable energy solutions;
•our backlog, awarded projects and recurring revenue and the timing of such matters;
•our expectations as to acquisition activity;
•the impact of any restructuring;
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
Our principal service is the development, design, engineering and installation of projects that reduce the energy and operations and maintenance (“O&M”) costs of our customers’ facilities. These projects generally include a variety of measures customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, cooling and lighting systems. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. In most cases, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, which provides us with recurring revenue and visibility into the customer’s evolving needs.
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending upon the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date have been constructed adjacent to landfills, using landfill gas (“LFG”) to generate energy, and solar photovoltaic (“PV”) installations. Our largest renewable energy project for a customer uses biomass as the primary source of energy. In the case of the plants that we own, the electricity, thermal energy or processed LFG generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy. For information on how we finance these projects, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 7, “Long-Term Debt” and Note 9, “Investment Fund” to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2015, we had backlog of approximately $390.4 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $955.8 million. As of December 31, 2014, we had backlog of approximately $386.2 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we do not yet have signed customer contracts, with estimated total future revenues of an additional $853.8 million. As of December 31, 2013, we had backlog of approximately $361.9 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $936.5 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless a customer contract has been signed and we treat the project as fully-contracted backlog. Recently, awarded projects typically have been taking 12 to 18 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract.

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
Revenues generated from backlog, which we refer to as project revenues, were $434.4 million, $388.3 million and $388.0 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
We also expect to realize recurring revenues both from long-term O&M contracts and from energy supply contracts for renewable energy operating assets that we own. In addition, we expect to generate revenues from the sale of photovoltaic solar energy products and systems (“integrated-PV”) and other services, such as consulting services and enterprise energy management services. Information about revenues from these other service and product offerings may be found in Note 18 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Ameresco’s Services and Products
Our principal service is energy efficiency projects, which entails the design, engineering and installation of, and assisting with the arranging of financing for, equipment to improve the energy efficiency, and control the operation, of a building’s heating, ventilation, cooling and lighting systems. In certain projects, we also design and construct for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system or other small-scale plant.
After an energy efficiency project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, we frequently maintain staff on-site to perform these services.
Our service offering also includes the sale of electricity, processed LFG, heat or cooling from the portfolio of assets that we own and operate.
We have constructed and are currently designing and constructing a wide range of renewable energy plants using LFG, wastewater treatment biogas, solar, wind, biomass, other bio-derived fuels and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. We purchase the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants.
As of December 31, 2015, we owned and operated 49 small-scale renewable energy plants and solar photovoltaic (“PV”) installations. Of the owned plants, 24 are renewable LFG plants, two are wastewater biogas plants, and 23 are solar PV installations. The 49 small-scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver LFG producing an aggregate of more than 158 megawatt equivalents.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside of our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors.
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
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 42 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences, web searches, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads and, in some cases, works with customers to develop their RFPs. By working with customers prior to the issuance of an RFP, we can gain a deeper understanding of the customers’ needs and the scope of the potential project. As of December 31, 2015, we had 109 employees in direct sales.
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
Customers
In 2015, we served customers throughout the United States, Canada and the United Kingdom (“U.K.”) Historically, including for the years ended December 31, 2015, 2014 and 2013 approximately 80% of of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 20.2%, 17.9% and 13.3% of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, our largest 20 customers accounted for approximately 40.7% of our total revenues.
Our 20 largest customers for the year ended December 31, 2015, by revenues, in alphabetical order, were:
Auburn Community School District (Auburn, Illinois)
Board of Trustees of Community College District No. 508 (Chicago, Illinois)
British Columbia Housing Authority (Burnaby, British Columbia)
Department of Accounting and General Services, State of Hawaii (Honolulu, Hawaii)
Exelon Generation Company, LLC
Federal Bureau of Prisons - Federal Medical Center (Carswell, Texas) and Federal Correctional Institutions (El Reno, Oklahoma and Fort Worth, Texas)
Hoosier Energy Rural Electric Cooperative, Inc. (Davis Junction, Illinois)
Knox Count Schools (Tennessee)
Marana Unified School District (Marana, Arizona)
Metropolitan Airport Commission (Minneapolis, Minnesota)
New Mexico State University (Las Cruces, New Mexico)
Newport News School Board (Newport News, Virginia)
The City of Santa Clara (Santa Clara, California)
The Housing Authority of the Birmingham District (Birmingham, Alabama)
Truckee Meadows Water Authority (Reno, Nevada)
U.S. Department of Energy - Savannah River Site (Aiken, South Carolina)
U.S. Department of the Interior (Washington, D.C.)
U.S. General Services Administration (Washington, D.C.)
University of Illinois (Chicago, Illinois)
University City School District (University City, Missouri)
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting.
Competition
While we face significant competition from a large number of companies, we believe few offer the full range of services that we provide.
Our principal competitors include Constellation Energy, Energy Systems Group, Honeywell, Johnson Controls, NORESCO, Pepco Energy Services, Schneider Electric, Siemens Building Technologies, TAC Energy Solutions and Trane. We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
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
Employees
As of December 31, 2015, we had a total of 1,037 employees in offices located in 35 states, the District of Columbia, five Canadian provinces and the U.K.
Seasonality
See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors and “Overview — Effects of Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of seasonality in our business.
Segments and Geographic Information
Financial information about our domestic and international operations and about our segments may be found in Notes 14 and 18, respectively, of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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
Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2016 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	69	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	55	Executive Vice President, Business Development and Director
Michael T. Bakas	47	Senior Vice President, Renewable Energy
Nicole A. Bulgarino	43	Senior Vice President and General Manager, Federal Solutions
David J. Corrsin	57	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	59	Executive Vice President, Engineering and Operations
Louis P. Maltezos	49	Executive Vice President and General Manager, Central Region
John R. Granara, III	47	Vice President, Chief Financial Officer and Treasurer
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
Nicole A. Bulgarino: Ms. Bulgarino has served as our senior vice president and general manager of federal solutions since May 2015. Ms. Bulgarino served as vice president and general manager of federal solutions from February 2014 to May 2015; vice president, federal group operations from December 2012 to February 2014; director, implementation from May 2010 to December 2012; and senior engineer from June 2004 to May 2010.
Joseph P. DeManche: Mr. DeManche has served as our executive vice president, engineering and operations since 2002.
Louis P. Maltezos: Mr. Maltezos has also served as the chief executive officer of Ameresco Canada since September 2015 and served as the president of Ameresco Canada from September 2014 to September 2015.
John R. Granara, III: Mr. Granara has served as our vice president, chief financial officer and treasurer since May 2015 and served as our vice president and chief accounting officer from September 2013 to May 2015. Prior to joining Ameresco, Mr. Granara served as Vice President Finance, Chief Accounting Officer and Corporate Controller for GT Advanced Technologies, Inc., a diversified technology company, from May 2011 through August 2013.

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
As of December 31, 2015, we had backlog of approximately $390.4 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $955.8 million. As of December 31, 2014, we had fully-contracted backlog of approximately $386.2 million; and we also had awarded projects for which we had not yet have signed customer contracts with estimated total future revenues of an additional $853.8 million. As of December 31, 2013, we had fully-contracted backlog of approximately $361.9 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $936.5 million.
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
Historically, including for the years ended December 31, 2015, 2014 and 2013, more than 80% of our revenues have been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the forseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us.
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
We have a $60 million, subject to the quarter end ratio covenant described below, revolving senior secured credit facility that matures in June 2020. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Under the revolving credit facility we are required to maintain a maximum ratio of total funded debt to EBITDA of 2.0 to 1.0 and a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding.
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
Project development or construction activities may not be successful, and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments.
The development and construction of small-scale renewable energy plants and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. In addition, we will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory approval and prior to our final sale to a customer, if any.
Successful completion of a particular project may be adversely affected by numerous factors, including: failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements; failures or delays in obtaining necessary permits, licenses or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners; uncertainties relating to land costs for projects; unforeseen engineering problems; access to available transmission for electricity generated by our solar power plants; construction delays and contractor performance shortfalls; work stoppages or labor disruptions and compliance with labor regulations; cost over-runs; availability of products and components from suppliers; adverse weather conditions; environmental, archaeological and geological conditions; and availability of construction and permanent financing.
If we are unable to complete the development of a small-scale renewable energy plants or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the Engineering Procurement and Construction agreement or other agreements relating to the power plant or project, and we typically will not be able to recover our investment in the project. We expect to invest a significant amount of capital to develop projects initially owned by us or ultimately owned by third parties. If we are unable to complete the development of a project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. For example, certain deductions and investment credits relating to energy efficiency are scheduled to expire or be phased out at the end of the year in 2016. Further, there are increasing calls for “comprehensive tax reform,” which could significantly alter the existing tax code, including the removal of these credits prior to their scheduled expiration. If these deductions and credits expire without being extended, or otherwise are eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
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
We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could harm our earnings.
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain project assets. In addition, we have considerable unamortized assets. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired.

In response to such charges and costs and other market factors, we may be required to implement restructuring plans in an effort to reduce the size and cost of our operations and to better match our resources with our market opportunities. As a result of such actions, we would expect to incur restructuring expenses and accounting charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, the development of our landfill capacity and recycling technologies and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
See also Note 2, “Significant Accounting Policies” and Note 4, “Goodwill and Intangible Assets”, to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 23,000 square feet under a lease expiring on June 30, 2017. We occupy nine regional offices in Tempe, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington and North York, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 56 field offices throughout North America and Hawaii. We also own 49 small-scale renewable energy plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
For additional information about certain proceedings, please refer to Note 13, “Commitments and Contingencies”, to our Consolidated Financial Statements included in this report, which is incorporated into this item by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “AMRC”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Class A common stock.

	2015		2014
	High	Low	High	Low
First Quarter	$7.84	$5.78	$10.81	$7.41
Second Quarter	7.98	6.40	7.79	5.67
Third Quarter	7.90	5.31	8.93	6.39
Fourth Quarter	7.10	5.68	8.38	6.59
The closing sale price of our Class A common stock was $5.17 on March 1, 2016, and according to the records of our transfer agent, there were 14 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Our Class B common stock is not publicly traded and is held of record by George P. Sakellaris, our founder, principal stockholder, president and chief executive officer, and the Ameresco 2015 Annuity Trust, of which Mr. Sakellaris is trustee and the sole beneficiary.
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
The following graph compares the cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on July 22, 2010, and in each of the indexes on June 30, 2010 and its relative performance is tracked through December 31, 2015.
COMPARISON OF FOUR-YEAR CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on July 22, 2010 in our Class A common stock or June 30, 2010 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2015.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Ameresco, Inc.	$100.00	$95.54	$68.31	$67.27	$48.75	$43.52
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
NASDAQ Clean Edge Green Energy Index	$100.00	$62.01	$64.84	$121.94	$127.90	$126.21
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
We derived the consolidated statements of income (loss) data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income (loss) data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012, and 2011, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Income (Loss) Data:
Revenues(1)	$630,832	$593,241	$574,171	$631,171	$728,200
Cost of revenues	513,768	476,309	470,846	503,024	593,154
Gross profit	117,064	116,932	103,325	128,147	135,046
Selling, general and administrative expenses	110,007	103,781	96,693	98,474	84,360
Goodwill impairment	—	—	—	1,016	—
Operating income	7,057	13,151	6,632	28,657	50,686
Other expenses, net	6,765	6,859	3,873	4,050	6,506
Income before provision for income taxes	292	6,292	2,759	24,607	44,180
Income tax provision (benefit)	2,843	(4,091)	345	6,247	10,767
Net (loss) income	$(2,551)	$10,383	$2,414	$18,360	$33,413
Net loss attributable to redeemable non-controlling interest	5,528	—	—	—	—
Net income attributable to Ameresco, Inc.	2,977	10,383	2,414	18,360	33,413
Net income per share attributable to Ameresco, Inc.:
Basic	$0.06	$0.22	$0.05	$0.41	$0.78
Diluted	$0.06	$0.22	$0.05	$0.40	$0.75
Weighted average common shares outstanding:
Basic	46,494,448	46,161,846	45,560,078	44,649,275	42,587,818
Diluted	47,664,895	47,027,755	46,685,125	45,995,463	44,707,132

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,645	$23,762	$17,171	$63,348	$26,277
Current assets	263,698	215,795	247,009	297,843	283,062
Total assets	728,743	621,863	606,303	675,472	645,597
Current liabilities	179,723	142,934	133,288	148,889	148,268
Long-term debt, less current portion	105,793	90,037	103,222	109,079	86,754
Federal ESPC liabilities(2)	122,040	70,875	44,297	92,843	109,648
Total stockholders’ equity	$289,542	$286,306	$276,806	$261,819	$236,421

(1)	“Revenues” for 2011 reflects approximately $8.9 million and $27.8 million attributable to our acquisitions in the third quarter of 2011 of AEG and Ameresco Southwest, respectively.

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
Overview
Ameresco is a leading provider of energy efficiency solutions for facilities throughout North America and Europe. We provide solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of services includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants.
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into this agreement in order to finance the costs of constructing certain project assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnership for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investor’s share of the net assets of the investor’s funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which are reflected on our consolidated statements of income (loss), may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.
Our acquisition of the energy consultancy and energy project management business of Energyexcel LLP in the third quarter of 2014 expanded our local presence in the U.K. and to our commercial and industrial customer base.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside of our control and exclude or adjust for such factors in commitment calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
Payments by the federal government for energy efficiency measures are based on the services provided and the products installed, but are limited to the savings derived from such measures, calculated in accordance with gederal regulatory guidelines and the specific contract’s terms. The savings are typically determined by comparing energy use and other costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and other costs but are not caused by the energy efficiency measures.
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
As of December 31, 2015, we had backlog of approximately $390.4 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $955.8 million. As of December 31, 2014, we had fully-contracted backlog of approximately $386.2 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $853.8 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of December 31, 2015 and 2014, our 12-month backlog was $310.8 million and $309.7 million, respectively.

Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $168.9 million and $140.5 million as of December 31, 2015 and 2014, respectively.
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
Historically, including for the years ended December 31, 2015, 2014 and 2013, approximately 80% of of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities.
Cost of Revenues and Gross Margin
Cost of revenues include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of our projects, as well as pre-construction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts, and, if applicable, costs of procuring financing. A majority of our contracts have fixed price terms; however, in some cases we negotiate protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
Cost of revenues also include costs for the small-scale renewable energy plants that we own, including the cost of fuel (if any) and depreciation charges.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). Amortization expense for the years ended December 31, 2015 and 2014 related to customer contracts was $0.9 million and $1.7 million, respectively.
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

General and administrative expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the years ended December 31, 2015 and 2014, we recorded amortization expense of $3.2 million and $3.1 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the year ended December 31, 2015 we recorded $6.6 million in restructuring charges which consisted primarily of severance charges and bad debt expense in our Canada segment and software group. For the year ended December 31, 2014, we recorded $2.0 million in restructuring charges and $1.4 million in bad debt expense related to a single customer.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net and foreign currency transaction gains and losses. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
Provision or Benefit for Income Taxes
The provision or benefit for income taxes is based on various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $0.5 million and $1.8 million, respectively.
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
We evaluate our long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Should an assessment be performed or triggering event identified, we evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
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
Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of December 31, 2015 that exceeded their carrying values by at least 13%, with the exception of our Integrated-PV reporting unit which had a fair value that exceeded its carrying value by 5%. This reporting unit had goodwill of $7.6 million at December 31, 2015.
We performed a Step 1 test at our December 31, 2015, 2014 and 2013 annual testing dates, and concluded that Step 1 was passed as the fair value of the enterprise value exceeded the carrying value of the enterprise value for all reporting units. However, during the course of our valuation analysis we determined that although the fair value of our Canada reporting unit exceeded the carrying amount of this reporting unit, as of December 31, 2015, the carrying value of our Canada reporting unit was negative. This determination, combined with qualitative considerations, prompted the performance of the Step 2 test as prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The implied fair value of the goodwill of our Canada reporting unit exceeded the carrying value of that goodwill and as a result, no impairment of goodwill has been identified.
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

•
In September 2015, we entered into a seven-year forward starting interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $20.7 million variable rate note at a fixed interest rate of 2.19%, with an effective date of February 29, 2016, and expires in February 2023. This interest rate swap has been designated as a hedge since inception.

•
In September 2015, we also also entered into a fifteen-year forward starting interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14.1 million variable rate note at a fixed interest rate of 3.26%, with an effective date of February 28, 2023, and expires in December 2038. This interest rate swap has been designated as a hedge since inception.

We entered into each of the interest rate swap contracts as an economic hedge.
We recognize all derivatives in our consolidated financial statements at fair value.
The interest rate swaps that we entered into prior to December 31, 2009 qualified, but were not designated as cash flow hedges until April 1, 2010. Accordingly, any changes in fair value through March 31, 2010 were reported in other expenses, net in our consolidated statements of income (loss) at fair value, and in the consolidated statements of comprehensive income (loss) thereafter. Cash flows from these derivative instruments are reported as operating activities on the consolidated statements of cash flows.
The interest rate swap that we entered into in March 2010 was a floating-to-fixed interest rate swap. This swap was designated as a hedge in March 2013. During the second quarter of 2014, this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive loss and recorded as a reduction to other expenses, net in our consolidated statements of income (loss) during the second quarter of 2014.
The interest rate swaps that we entered into during 2011, 2012 and 2015 qualify, and have been designated, as cash flow hedges.
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
We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for an uncertain tax position can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once: the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position and we believe that it is highly unlikely that the taxing authority would examine or re-

examine the related tax position. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.
In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes. We have elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015 and 2014, respectively.
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods. For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense of approximately $1.8 million, $2.5 million, and $2.8 million, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options.
Stock Option Grants
We have granted stock options to certain employees and directors under our 2010 stock incentive plan and at December 31, 2015, 7,880,240 shares were available for grant under that plan. We have also granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan.
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
We follow the fair value recognition provisions of ASC 718 requiring that all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, be recognized in the consolidated statements of income (loss) based on their fair values, using the prospective-transition method.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and record stock-based compensation expense utilizing the straight-line method.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.53%-2.01%	1.93%-2.01%	1.03%-2.18%
Expected volatility	44%-49%	50%-52%	34%-52%
Expected life	5.0-6.5 years	6.5 years	6.0-6.5 years
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
As of December 31, 2015, we had $3.7 million of total unrecognized stock-based compensation expense related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 2.9 years after December 31, 2015. The allocation of this expense between cost of revenues and selling, general and administrative expenses will depend on the salaries and work assignments of the personnel holding these options.
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
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted. As of December 31, 2015, we have $5.3 million of deferred financing fees which may require reclassification from a long-term asset to a reduction in the carrying value of our debt.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of

2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015 and 2014, respectively.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$630,832	100.0%	$593,241	100.0%	$574,171	100.0%
Cost of revenues	513,768	81.4%	476,309	80.3%	470,846	82.0%
Gross profit	117,064	18.6%	116,932	19.7%	103,325	18.0%
Selling, general and administrative expenses	110,007	17.4%	103,781	17.5%	96,693	16.8%
Operating income	7,057	1.1%	13,151	2.2%	6,632	1.2%
Other expenses, net	6,765	1.1%	6,859	1.2%	3,873	0.7%
Income before (benefit) provision for income taxes	292	—%	6,292	1.1%	2,759	0.5%
Income tax provision (benefit)	2,843	0.5%	(4,091)	(0.7)%	345	0.1%
Net (loss) income	$(2,551)	(0.4)%	$10,383	1.8%	$2,414	0.4%
Net loss attributable to redeemable non-controlling interest	$5,528	0.9%	$—	—%	$—	—%
Net income attributable to Ameresco, Inc.	$2,977	0.5%	$10,383	1.8%	$2,414	0.4%
Revenues
The following table sets forth a comparison of our revenues for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$630,832	$593,241	$37,591	6.3%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$593,241	$574,171	$19,070	3.3%
Total revenues increased by $37.6 million, or 6.3%, from 2014 to 2015 primarily due to a $37.9 million increase in revenues from our U.S. Regions segment, a $21.4 million increase in revenues from our U.S. Federal segment and a $8.0 million increase in revenues from our Small-Scale Infrastructure segment. These increases were partially offset by a $21.3 million decrease in our Canada segment and a $8.5 million decrease in revenues from All Other.
Total revenues increased by $19.1 million, or 3.3%, from 2013 to 2014 primarily due to a $30.0 million increase in revenues from our U.S. Federal segment, a $12.5 million increase in revenues from our U.S. Regions segment, a $6.9 million increase in revenues from integrated-PV sales and enterprise energy management services and $9.7 million in revenues as a result of acquisitions. These increases were partially offset by a $41.1 million decrease in revenues from our Small-Scale Infrastructure segment.

Cost of Revenues and Gross Margin
The following table sets forth a comparison of our cost of revenues and gross profit for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$513,768	$476,309	$37,459	7.9%
Gross margin %	18.6%	19.7%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Cost of revenues	$476,309	$470,846	$5,463	1.2%
Gross margin %	19.7%	18.0%
Cost of revenues. Total cost of revenues increased $37.5 million, or 7.9%, from 2014 to 2015 due primarily to the increase in revenues described above, partially offset by cost budget revisions and a reserve for potential future losses totaling $6.6 million on the significant project in our Canada segment. Total cost of revenues increased by $5.5 million, or 1.2%, from 2013 to 2014 due primarily to the increase in revenues described above, partially offset by a favorable mix of higher margin projects and a $1.0 million recovery during the second quarter of 2014 related to a customer warranty issue.
Gross margin. Gross margin decreased from 19.7% in 2014 to 18.6% in 2015. The decrease was driven primarily by the $1.0 million recovery in 2014 and the cost budget revision and reserve for future losses on a significant project in our Canada segment, both described above. Gross margin increased from 18.0% in 2013 to 19.7% in 2014. The increase was driven primarily by the favorable mix of higher margin projects and the customer warranty recovery described above.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$110,007	$103,781	$6,226	6.0%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Selling, general and administrative expenses	$103,781	$96,693	$7,088	7.3%
Selling, general and administrative expenses increased $6.2 million, or 6.0%, from 2014 to 2015 to $110.0 million primarily due to $6.6 million in restructuring charges and a $1.4 million increase in project development costs.
Selling, general and administrative expenses decreased $7.1 million or 7.3% to $103.8 million from 2013 to 2014 primarily due to $2.0 million in restructuring charges, a $1.7 million increase in project development costs and $1.4 million in bad debt expense related to a single customer. Selling, general and administrative expenses for the twelve months ended December 31, 2014 also includes incremental expenses, including $2.6 million in salaries and benefits, as a result of acquisitions.
Goodwill Impairment
We conducted our annual goodwill impairment test as of December 31, 2015, 2014 and 2013 for all reporting units and noted no impairment of goodwill.
Other Expenses, Net
Other expenses, net, decreased from 2014 to 2015 by $0.1 million. Other expenses, net, increased from 2013 to 2014 by $3.0 million primarily due to foreign currency exchange losses and a $1.3 million increase in interest expense, net of interest income. The increase in interest expense, net of interest income was due to a decrease in interest capitalized relating to construction financing and an increase in interest related to the conversion to term loans on our construction-to-term loan credit facility during the second half of 2013 and first half of 2014.

Income Before Taxes
Income before taxes decreased from 2014 to 2015 by $6.0 million, or 95.4%, and increased from 2013 to 2014 by $3.5 million, or 128.1%, due to the reasons described above.
(Benefit) Provision for Income Taxes
The (benefit) provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. Our statutory rate, which is a combined federal and state rate, has ranged between 38.1% and 45.6%. During 2015, we recognized an income tax provision of $2.8 million. The effective annual income tax rate for 2015 was 973.6%. The principal reason for the difference between the statutory rate and the annual effective rate is the effect of the valuation allowance required for the Canada losses partially offset by energy efficiency tax benefits.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year. There were no owned renewable energy plants placed in service during the year and therefore no investment tax credits included in the rate for the year.
In addition, the tax deduction under Internal Revenue Code Section 179D was retroactively extended in the fourth quarter of 2015 and is now scheduled to expire on December 31, 2016. The amount of the deduction to which we are entitled would vary in accordance with the number of qualifying projects completed during the year and any impact on our effective tax rate would further depend on the magnitude of the available deduction.
During 2014, we recognized an income tax benefit of $4.1 million, or (65.0)% of pretax income. The principal reason for the difference between the statutory rate and the annual effective rate were the effects of investment tax credits and production tax credits to which we are entitled from plants we own. These energy efficiency tax benefits accounted for a $9.5 million reduction in the 2014 provision, or a reduction of 151.3% in the effective rate.
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
Net Income (Loss)
Net income decreased $12.9 million to a net loss of $2.6 million for the twelve months ended December 31, 2015 compared to net income of $10.4 million for the same period of 2014 for the reasons discussed above. Basic and diluted loss per share for the twelve months ended December 31, 2015 were $0.06 per share, a decrease of $0.16 per share, compared to the same period of 2014.
Net income increased $8.0 million to $10.4 million for the twelve months ended December 31, 2014 compared to $2.4 million for the same period of 2013 for the reasons discussed above. Basic and diluted earnings per share for the twelve months ended December 31, 2014 were $0.22 per share, an increase of $0.17 per share, compared to the same period of 2013.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2015 are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling, produced from renewable sources of energy and generated by small-scale plants that we own. Our Small-Scale Infrastructure segment also now includes certain small-scale plants developed for customers previously included in our U.S. Regions segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.

U.S. Regions

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$301,371	$263,451	$37,920	14.4%
Income before taxes	$24,800	$24,849	$(49)	(0.2)%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$263,451	$250,963	$12,488	5.0%
Income before taxes	$24,849	$13,566	$11,283	83.2%
Revenues for the U.S. Regions segment increased by $37.9 million, or 14.4%, to $301.4 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to an increase in the size of active projects.
Revenues for the U.S. Regions segment increased by $12.5 million, or 5.0%, to $263.5 million for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to the timing of revenue recognized as a result of the phase of active projects.
Income before taxes for the U.S. Regions segment was flat at $24.8 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to an increase in project development costs and the prior year effect of the customer warranty recovery described below.
Income before taxes for the U.S. Regions segment increased from 2013 to 2014 by $11.3 million, or 83.2%, to $24.8 million. The increase was primarily due to a favorable mix of higher margin projects and the recovery on a customer warranty issue, partially offset by the decrease in the segment’s revenues.
U.S. Federal

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$127,620	$106,192	$21,428	20.2%
Income before taxes	$16,676	$14,035	$2,641	18.8%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$106,192	$76,192	$30,000	39.4%
Income before taxes	$14,035	$9,553	$4,482	46.9%
Revenues for the U.S. Federal segment increased by $21.4 million, or 20.2%, to $127.6 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to the phase of active projects.
Revenues for the U.S. Federal segment increased from 2013 to 2014 by $30.0 million, or 39.4%, to $106.2 million primarily due to several large new energy efficiency projects for which revenue began to be recognized during the second quarter of 2014.
Income before taxes for the U.S. Federal segment increased by $2.6 million, or 18.8%, to $16.7 million for the twelve months ended December 31, 2015 compared to the same period of 2014 and primarily due to the increase in revenues described above.
Income before taxes for the U.S. Federal segment increased from 2013 to 2014 by $4.5 million, or 46.9%, to $14.0 million. The increase was primarily due to the increase in revenues described above.

Canada

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$49,235	$70,492	$(21,257)	(30.2)%
Loss before taxes	$(15,449)	$(7,838)	$(7,611)	97.1%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$70,492	$68,812	$1,680	2.4%
Loss before taxes	$(7,838)	$(3,319)	$(4,519)	136.2%
Revenues for the Canada segment decreased $21.3 million, or 30.2%, to $49.2 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to unfavorable foreign exchange rate fluctuations and cost budget revisions on a significant project which resulted in a reduction in project to date revenues recognized compared to the same period in 2014.
Revenues for the Canada segment increased from 2013 to 2014 by $1.7 million, or 2.4%, to $70.5 million, primarily due to the timing of revenue recognized as a result of the phase of active projects, including several new projects.
Loss before taxes for the Canada segment increased $7.6 million, or 97.1%, to $15.4 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to additional restructuring charges in the fourth quarter of 2015 totaling $4.0 million as well as cost budget revisions and a reserve for potential future losses totaling $6.6 million on the significant project described above.
Loss before taxes for the Canada segment increased from 2013 to 2014 by $4.5 million, or 136.2%, to a loss of $7.8 million primarily due to an unfavorable mix of lower margin projects as well as $1.0 million in restructuring related charges during 2014.
Small-Scale Infrastructure

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$66,322	$58,286	$8,036	13.8%
Income before taxes	$8,613	$3,191	$5,422	169.9%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$58,286	$99,355	$(41,069)	(41.3)%
Income before taxes	$3,191	$9,661	$(6,470)	(67.0)%
Revenues for the Small-Scale Infrastructure segment increased $8.0 million, or 13.8%, to $66.3 million for the twelve months ended December 31, 2015 primarily due to an increase in the number of owned plants fully operational compared to the same period of 2014 and project revenue associated with a small-scale renewable energy plant currently under construction for a customers.
Revenues for the Small-Scale Infrastructure segment decreased from 2013 to 2014 by $41.1 million, or 41.3%, to $58.3 million primarily due to a $52.7 million decrease in revenues from the construction of small-scale renewable energy plants for customers. In 2014, we made the decision to develop such projects for our own asset portfolio and therefore there were no significant comparable project revenues. This decrease was partially offset by an increase in revenues as a result of the increase in the number of owned plants fully operational during 2014 compared to the same period of 2013.
Income before taxes for the Small-Scale Infrastructure segment increased by $5.4 million, or 169.9%, to $8.6 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due revisions to our property tax estimates resulting in a cumulative decrease in accrued costs.

Income before taxes for the Small-Scale Infrastructure segment decreased by $6.5 million, or 67.0%, to $3.2 million     for the twelve months ended December 31, 2014 compared to the same period of 2013 primarily due to the decrease in revenues described above.
All Other & Unallocated Corporate Activity

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$86,284	$94,820	$(8,536)	(9.0)%
Loss before taxes	$(8,677)	$(324)	$(8,353)	2,578.1%
Unallocated corporate activity	$(25,671)	$(27,621)	$1,950	(7.1)%

	Year Ended December 31,		Dollar	Percentage
	2014	2013	Change	Change
Revenues	$94,820	$78,849	$15,971	20.3%
Loss before taxes	$(324)	$(910)	$586	(64.4)%
Unallocated corporate activity	$(27,621)	$(25,792)	$(1,829)	7.1%
Revenues not allocated to segments and presented as all other decreased $8.5 million, or 9.0%, to $86.3 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due a $9.5 million decrease in revenues from integrated-PV sales.
Revenues not allocated to segments and presented as all other, increased from 2013 to 2014 by $16.0 million, or 20.3%, to $94.8 million primarily due to a $6.9 million increase in revenues from integrated-PV sales and enterprise energy management services, and $9.7 million in revenues as a result of our current year acquisitions.
Loss before taxes not allocated to segments and presented as all other increased by $8.4 million to a loss of $8.7 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to the decrease in revenues described above as well as $2.3 million in restructuring charges, recorded in the fourth quarter of 2015, related to our software group.
Loss before taxes not allocated to segments and presented as all other, decreased from 2013 to 2014 by $0.6 million to a loss of $0.3 million primarily due to the increase in revenues described above.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity decreased by $2.0 million, or 7.1%, to $25.7 million primarily due to a decrease in stock compensation expense and severance charges compared to the same period in the prior year as well as acquisition related business development costs incurred during 2014 which were not repeated in 2015.
Unallocated corporate activity increased from 2013 to 2014 by $1.8 million, or 7.1%, to $27.6 million primarily due to an increase in salary and benefit expenses, including severance charges realized during the first quarter of 2014 and acquisition related costs.

Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt.
The changes in cash and cash equivalents for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities	$(49,538)	$1,308	$(60,516)
Cash flows from investing activities	(51,829)	(38,600)	(29,937)
Cash flows from financing activities	100,705	42,776	43,190
Effect of exchange rate changes on cash	(1,455)	1,107	1,086
Net (decrease) increase in cash and cash equivalents	$(2,117)	$6,591	$(46,177)
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through 2016 and thereafter.
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
Capital expenditures. Our total capital expenditures were $52.7 million, $24.7 million, and $23.6 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The 2014 and 2013 capital expenditures were net of Section 1603 rebates received of $3.7 million, and $3.3 million, respectively. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forgo such tax credits in exchange for the payment made under Section 1603. Additionally, we invested $13.9 million and $9.8 million in acquisitions for the twelve months ended December 31, 2014 and 2013, respectively. We currently plan to invest approximately $50.0 million to $75.0 million in capital expenditures in 2016, principally for new renewable energy plants.
Cash flows from operating activities. Operating activities provided $49.5 million of net cash during 2015. In 2015, we had a net loss of $2.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $35.0 million. Net increases accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets, project development costs and other assets and decreases in other liabilities used $39.3 million. These uses of cash were partially offset by a decrease in restricted cash and increases in accounts payable, accrued expenses and other current liabilities and income taxes payable which provided $30.6 million. Federal ESPC receivables used $73.2 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $1.3 million of net cash during 2014. In 2014, we had net income of $10.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $24.6 million. Net increases in other assets and decreases in other liabilities used $9.3 million. However, decreases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets and project development costs and increases in accounts payable, accrued expenses and other current liabilities and income taxes payable provided $35.1 million. Federal ESPC receivables used $59.5 million.
Operating activities used $60.6 million of net cash during 2013. In 2013, we had net income of $2.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $1.3 million. Net decreases in accounts receivable including retainage and prepaid expenses and other current assets and increases in other liabilities and income taxes payable provided $19.4 million. However, increases in restricted cash, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, project development costs and other assets and decreases in accounts payable, accrued expenses and other current liabilities used $42.6 million. Federal ESPC receivables used $41.0 million.
Cash flows from investing activities. Cash used for investing activities totaled $51.8 million during 2015 and consisted of capital investments of $51.3 million related to the development of renewable energy plants and $1.3 million related to purchases of other property and equipment. Offsetting these amounts was $0.9 million in proceeds from the sale of a project asset in Canada.
Cash used for investing activities totaled $38.6 million during 2014 and consisted of capital investments of $26.7 million related to the development of renewable energy plants; $1.7 million related to purchases of other property and equipment; and $13.9 million for acquisitions. Offsetting these amounts was $3.7 million of Section 1603 and other rebates received during the period.
Cash used for investing activities totaled $29.9 million during 2013 and consisted of capital investments of $24.5 million related to the development of renewable energy plants; $2.3 million related to purchases of other property and equipment; $9.8 million primarily for the acquisition of Ennovate and ESP. Offsetting these amounts were the sale of assets of $3.5 million and $3.3 million of Section 1603 rebates received during the period.
Cash flows from financing activities. Net cash provided by financing activities totaled $100.7 million during 2015 and included repayments of $12.4 million on long-term debt, payments of $2.7 million relating to financing fees and $5.7 million placed into restricted cash accounts. These uses of financing cash were offset by proceeds from long-term debt financing of $17.7 million, proceeds from sale-leaseback financings of $12.5 million, proceeds from redeemable non-controlling interest of $6.0 million, proceeds from our senior secured credit facility of $6.3 million and exercises of options, which provided $1.2 million. Proceeds from Federal ESPC projects provided $78.0 million in cash.
Net cash provided by financing activities totaled $42.8 million during 2014 and included repayments of $18.4 million on long-term debt and payments of $0.4 million relating to financing fees. These uses of financing cash were offset by the release of $3.0 million into restricted cash accounts, proceeds from our senior secured credit facility of $5.0 million and exercises of options, which provided $1.4 million. Proceeds from Federal ESPC projects provided $51.2 million in cash.
Net cash provided by financing activities totaled $43.2 million during 2013 and included repayments of $14.7 million on long-term debt and payments of $0.5 million relating to financing fees. These uses of financing cash were offset by the release of $1.6 million from restricted cash accounts, proceeds from long-term debt financing of $9.4 million and exercises of options which provided $2.1 million. Proceeds from Federal ESPC projects provided $40.0 million in cash.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility matures on June 30, 2020 and the term loan facility matures on June 30, 2018, when all amounts will be due and payable in full. We expect to use the new credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
The credit facility consists of a $60.0 million revolving credit facility and a $17.1 million term loan. The amount of the term loan represents the amount outstanding under our existing term loan at closing. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of tour and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2015 and 2014, $14.3 million and $20.0 million, was outstanding under the term loan, respectively. At December 31, 2015 and 2014, $11.3 million and $5.0 million was outstanding under the revolving credit facility, respectively.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2015, the interest rate for borrowings under the revolving credit facility was 3.75% and the interest rate for borrowings under the term loan was 2.36%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
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
As of December 31, 2015, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of December 31, 2015, we had outstanding $87.5 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 2.8% to 7.3%. As of December 31, 2014, we had outstanding $77.3 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 7.3% and maturing at various dates from 2017 to 2028. As of December 31, 2013, we had outstanding $90.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 8.7% and maturing at various dates from 2015 to 2028.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan matures seven years from the construction-to-term conversion date. At December 31, 2015, $17,112 was outstanding under the construction loan. The variable rate for this loan at December 31, 2015 was 2.838%.
One loan, with an outstanding balance as of December 31, 2015 of $3.2 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at December 31, 2015 of $38.4 million, requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2015, we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $122.0 million and $70.9 million in principal amounts at December 31, 2015 and 2014, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. The lender has committed to provide up to a maximum combined funding amount of $50.0 million through December 31, 2016, on certain projects. During the quarter ended March 31, 2015, we sold two solar-PV projects and in return received $7.6 million as part of this arrangement. During the quarter ended December 31, 2015, we sold an additional project and in returned received $4.9 million. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$11,300	$—	$—	$11,300	$—
Term Loan	14,285	5,714	8,571	—	—
Project Financing:
Construction and term loans	87,471	7,058	14,709	40,661	25,043
Federal ESPC liabilities(1)	122,040	—	122,040	—	—
Interest obligations(2)	36,770	5,449	8,742	6,723	15,856
Capital lease liabilities	6,760	655	1,879	1,798	2,428
Operating leases	10,860	3,779	5,044	1,941	96
Total	$289,486	$22,655	$160,985	$62,423	$43,423

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2015 remains constant for the term of the facility.

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
Interest Rate Risk
We had cash and cash equivalents totaling $21.6 million as of December 31, 2015 and $23.8 million as of December 31, 2014. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and, beginning in June 2013, in GBP. Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive loss. For the year ended December 31, 2015, due to the strengthening of the U.S. dollar versus both the Canadian dollar and GBP, our foreign currency translation resulted in a loss of $2.4 million which we recorded as a decrease in accumulated other comprehensive loss. For the year ended December 31, 2014, due to the strengthening of the U.S. dollar versus both the Canadian dollar and GBP, our foreign currency translation resulted in a loss of 3.5 million, which we recorded as a decrease in accumulated other comprehensive loss.
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

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,645	$23,762
Restricted cash	16,236	7,318
Accounts receivable, net	73,372	71,661
Accounts receivable retainage, net	21,454	15,968
Costs and estimated earnings in excess of billings	88,334	66,325
Inventory, net	13,223	8,896
Prepaid expenses and other current assets	11,745	8,666
Income tax receivable	2,151	3,525
Project development costs	15,538	9,674
Total current assets	263,698	215,795
Federal ESPC receivable	125,804	79,167
Property and equipment, net	5,328	7,372
Project assets, net	244,309	217,772
Deferred financing fees, net	5,303	4,313
Goodwill	59,085	60,479
Intangible assets, net	6,770	11,238
Other assets	18,446	25,727
Total assets	$728,743	$621,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$13,427	$12,255
Accounts payable	114,759	87,787
Accrued expenses and other current liabilities	21,983	23,789
Billings in excess of cost and estimated earnings	28,744	18,291
Income taxes payable	810	812
Total current liabilities	179,723	142,934
Long-term debt and capital lease liabilities, less current portions	105,793	90,037
Federal ESPC liabilities	122,040	70,875
Deferred income taxes	4,010	2,569
Deferred grant income	8,291	8,842
Other liabilities	18,854	20,300
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	490	—
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	December 31,
	2015	2014
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,684,392 shares issued and outstanding at December 31, 2015, 28,351,792 shares issued and outstanding at December 31, 2014	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2015 and 2014	2	2
Additional paid-in capital	110,311	107,445
Retained earnings	184,454	181,477
Accumulated other comprehensive loss, net	(5,228)	(2,620)
Total stockholder’s equity	289,542	286,307
Non-controlling interest	—	(1)
Total equity	289,542	286,306
Total liabilities, redeemable non-controlling interest and equity	$728,743	$621,863
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$630,832	$593,241	$574,171
Cost of revenues	513,768	476,309	470,846
Gross profit	117,064	116,932	103,325
Selling, general and administrative expenses	110,007	103,781	96,693
Operating income	7,057	13,151	6,632
Other expenses, net (Note 15)	6,765	6,859	3,873
Income before provision (benefit) for income taxes	292	6,292	2,759
Income tax provision (benefit)	2,843	(4,091)	345
Net (loss) income	(2,551)	10,383	2,414
Net loss attributable to redeemable non-controlling interest	5,528	—	—
Net income attributable to Ameresco, Inc.	$2,977	$10,383	$2,414
Net income per share attributable to Ameresco, Inc.:
Basic	$0.06	$0.22	$0.05
Diluted	$0.06	$0.22	$0.05
Weighted average common shares outstanding:
Basic	46,494,448	46,161,846	45,560,078
Diluted	47,664,895	47,027,755	46,685,125
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(2,551)	$10,383	$2,414
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedges, net of tax effect of $390, $917 and $614, respectively	(230)	(2,217)	3,427
Foreign currency translation adjustment	(2,378)	(3,515)	(1,028)
Total other comprehensive (loss) income	(2,608)	(5,732)	2,399
Comprehensive (loss) income	(5,159)	4,651	4,813
Comprehensive loss attributable to redeemable non-controlling interest	5,528	—	—
Comprehensive income attributable to shareholders	$369	$4,651	$4,813
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

										Accumulated
	Redeemable					Additional				Other	Non-
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	controlling	Total
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Equity
Balance, December 31, 2012	$—	32,019,982	$3	18,000,000	$2	$93,142	$177,170	4,833,284	$(9,183)	$713	$(27)	$261,820
Exercise of stock options, net	—	682,619	—	—	—	2,074	—	—	—	—	—	2,074
Stock-based compensation expense, including excess tax benefits of $5,264	—	—	—	—	—	8,064	—	—	—	—	—	8,064
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	—	3,427	—	3,427
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,028)	—	(1,028)
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	35	35
Retirement of treasury shares	—	(4,833,284)				(693)	(8,490)	(4,833,284)	9,183
Net income	—	—	—	—	—	—	2,414	—	—	—	—	2,414
Balance, December 31, 2013	—	27,869,317	3	18,000,000	2	102,587	171,094	—	—	3,112	8	276,806
Exercise of stock options, net	—	482,475	—	—	—	1,447	—	—	—	—	—	1,447
Stock-based compensation expense, including excess tax benefits of $918	—	—	—	—	—	3,411	—	—	—	—	—	3,411
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	—	(2,217)	—	(2,217)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,515)	—	(3,515)
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	—	10,383	—	—	—	—	10,383
Balance, December 31, 2014	—	28,351,792	3	18,000,000	2	107,445	181,477	—	—	(2,620)	(1)	286,306
Exercise of stock options, net	—	332,600	—	—	—	1,153	—	—	—	—	—	1,153
Stock-based compensation expense, including excess tax benefits of $(50)	—	—	—	—	—	1,830	—	—	—	—	—	1,830
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,378)	—	(2,378)
Non-controlling interest	—	—	—	—	—	(117)	—	—	—	—	1	(116)
Contributions from redeemable non-controlling interest	6,018	—	—	—	—	—		—	—	—	—	—
Net (loss) income	(5,528)	—	—	—	—	—	2,977	—	—	—	—	2,977
Balance, December 31, 2015	$490	28,684,392	$3	18,000,000	$2	$110,311	$184,454	—	$—	$(5,228)	$—	$289,542
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,551)	$10,383	$2,414
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation of project assets	16,911	15,047	12,595
Depreciation of property and equipment	3,263	3,044	3,078
Amortization of deferred financing fees	1,139	1,353	1,091
Amortization of intangible assets	4,150	4,738	4,802
Provision for bad debts	4,102	1,988	502
Gain on contingent liability	—	—	(1,075)
Gain on sale of assets	(17)	—	(632)
Unrealized gain on interest rate swaps	(368)	(1,418)	(1,459)
Stock-based compensation expense	1,769	2,493	2,799
Deferred income taxes	1,953	(2,749)	(15,261)
Excess tax benefits from stock-based compensation arrangements	50	(918)	(5,264)
Unrealized Foreign exchange (gain) loss	2,083	1,054	93
Changes in operating assets and liabilities:
Restricted cash	3,108	300	(1,526)
Accounts receivable	(4,472)	8,611	1,391
Accounts receivable retainage	(3,825)	3,289	5,246
Federal ESPC receivable	(73,243)	(59,457)	(40,998)
Inventory	(4,327)	1,308	(94)
Costs and estimated earnings in excess of billings	(22,904)	4,587	(8,740)
Prepaid expenses and other current assets	(3,369)	5,526	371
Project development costs	(4,581)	482	(652)
Other assets	(4,083)	(1,907)	(14,001)
Accounts payable, accrued expenses and other current liabilities	26,273	9,496	(13,281)
Billings in excess of cost and estimated earnings	10,674	811	(4,310)
Other liabilities	(2,444)	(7,414)	5,370
Income taxes payable	1,171	661	7,025
Cash flows from operating activities	(49,538)	1,308	(60,516)
Cash flows from investing activities:
Purchases of property and equipment	(1,343)	(1,745)	(2,331)
Purchases of project assets	(51,340)	(26,679)	(24,541)
Grant awards and rebates received on project assets	—	3,727	3,262
Proceeds from sales of assets	854	—	3,511
Acquisitions, net of cash received	—	(13,903)	(9,838)
Cash flows from investing activities	$(51,829)	$(38,600)	$(29,937)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$(50)	$918	$5,264
Payments of financing fees	(2,748)	(374)	(511)
Proceeds from exercises of options	1,153	1,447	2,073
Proceeds from senior secured credit facility	6,300	5,000	—
Proceeds from long-term debt financing	17,747	—	9,434
Proceeds from Federal ESPC projects	77,971	51,165	40,010
Proceeds from sale-leaseback financing	12,506	—	—
Non-controlling interest	(116)	(9)	35
Proceeds from investment by redeemable non-controlling interest	6,018	—	—
Restricted cash	(5,684)	3,021	1,554
Payments on long-term debt	(12,392)	(18,392)	(14,669)
Cash flows from financing activities	100,705	42,776	43,190
Effect of exchange rate changes on cash	(1,455)	1,107	1,086
Net (decrease) increase in cash and cash equivalents	(2,117)	6,591	(46,177)
Cash and cash equivalents, beginning of year	23,762	17,171	63,348
Cash and cash equivalents, end of year	$21,645	$23,762	$17,171
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,537	$6,583	$7,185
Cash paid for income taxes	$1,437	$3,125	$3,831
Non-cash Federal ESPC settlement	$26,606	$24,587	$88,556
Accrued purchases of project assets	$5,065	$3,229	$2,080
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
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and an investment fund formed to fund the purchase of solar energy systems, which is consolidated as a variable interest entity (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive income within stockholders’ equity.  The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions used in these consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2015 under the plan was $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 16.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for ESPCs, construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level one inputs per the fair value hierarchy as defined in Note 16. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of December 31, 2015 and 2014, the Company classified the non-current portion of restricted cash of $13,515 and $16,165, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts, beginning of period	$2,851	$1,519	$1,174
Charges to costs and expenses	1,451	1,988	502
Account write-offs and other	(573)	(656)	(157)
Allowance for doubtful accounts, end of period	$3,729	$2,851	$1,519
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months that follow. During the year ended December 31, 2015, based upon an evaluation by management, the Company recorded a reserve totaling $1,282 against the accounts receivable retainage balance for amounts determined to be potentially uncollectible.
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
Project Assets
Project assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized to cost of revenues in its consolidated statements of income (loss) on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net, in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. The amount of interest capitalized for the years ended December 31, 2015, 2014 and 2013 was $941, $518 and $1,825, respectively.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company did not receive any Section 1603 grants during the year ended December 31, 2015. The Company received $3,727 and $3,262 in Section 1603 grants during the years ended December 31, 2014 and 2013, respectively.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,291 and $8,842 in the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to or subject to adjustment based on future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received by the Company during the years ended December 31, 2015 or 2014.
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
In August 2014, the Company acquired the energy consultancy and energy project management business of Energyexcel LLP (“EEX”), an independent energy services provider located in Central London, U.K. The Company paid $9,054 to acquire substantially all of the assets of EEX. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller and its owners. The Company deposited approximately $834 of the initial cash payment with a third-party escrow agent as security for these matters.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the non-current portion of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of December 31, 2015 and 2014 the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. The lender has committed to provide up to a maximum combined funding amount of $50,000 through December 31, 2016 on certain projects. During the quarter ended March 31, 2015, the Company sold two solar-PV projects and in return received $7,581 under the agreement. During the quarter ended December 31, 2015, the Company sold an additional project and in return received $4,925 under the agreement.
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
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of deferred income and loss in other liabilities and other assets, respectively, and the current portion of deferred income and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). During the quarter ended March 31, 2015, the Company recorded $1,029 in deferred income and during the quarter ended December 31, 2015, the Company recorded $1,421 of deferred loss related to sale-leasebacks which will be recognized straight-line over the 20 year lease terms. The Company records the capital leaseback

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long term debt and capital lease liabilities in its consolidated balance sheets. During the year ended December 31, 2015, the Company recorded a total of $6,810 in capital lease assets and corresponding capital lease liabilities. The initial lease terms for the solar-PV projects sold during the year ended December 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $7 to $348 over the lease term.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains. See Note 17 for additional disclosures.
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
 The Company recognizes revenues from O&M contracts, consulting services and enterprise energy management services as the related services are performed.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which simplifies the presentation of deferred income taxes. The Company elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, it has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2015 and 2014, respectively.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, short- and long-term debt and interest rate swaps. The estimated fair value of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable and accrued expenses approximates their carrying value. See below for fair value measurements of long-term debt. See Note 16 for fair value measurement of interest rate swaps.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2015, 2014 and 2013.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2015, the fair value of the Company’s long-term debt exceeds its carrying value by approximately $1,175. This is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
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
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 6.99% and expires in December 2024. This swap was designated as a hedge in March 2013. For the year ended December 31, 2013, the Company recorded an unrealized (gain) loss in earnings of $(266), as other expenses, net in the consolidated statements of income (loss). During the second quarter of 2014 this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive loss and recorded as a reduction to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter of 2014.
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

See Notes 15, 16 and 17 for additional information on the Company’s derivative instruments.
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

	Year Ended December 31,
	2015	2014	2013
Net income attributable to shareholders	$2,977	$10,383	$2,414
Basic weighted-average shares outstanding	46,494,448	46,161,846	45,560,078
Effect of dilutive securities:
Stock options	1,170,447	865,909	1,125,047
Diluted weighted-average shares outstanding	47,664,895	47,027,755	46,685,125
For the years ended December 31, 2015, 2014 and 2013, 1,767,778, 1,737,261 and 1,856,591 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
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
        The Company evaluates each partnership and joint venture at inception to determine if it qualifies as a VIE under ASC 810, Consolidation. A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the partnership or joint venture is a VIE.
        The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. As required by ASC 810, management's assessment of whether the Company is the primary beneficiary of a VIE is continuously performed. See Note 9 for additional disclosures.
Redeemable Non-Controlling Interest
In September 2015, the Company formed an investment fund with a third-party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into this agreement in order to finance the costs of constructing the project assets which are under long-term customer contracts. The Company has determined that it is the primary beneficiary in the operational partnership for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated financial statements. The Company will recognize the investor’s share of the net assets of the subsidiary as a redeemable non-controlling interest in its consolidated balance sheets.
The Company has determined that the provisions in the contractual arrangement represent a substantive profit-sharing arrangement. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

controlling interest in the consolidated statements of income (loss) reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreement, assuming the net assets of this funding structure were liquidated at recorded amounts. The investor’s non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiary and the investor. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holder may create volatility in the Company’s consolidated statements of income (loss) as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interest from quarter to quarter.
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
See Notes 9 and 10 for additional disclosures.
Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date is not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. Early application is not permitted under GAAP. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

periods. Early adoption is permitted. As of December 31, 2015, we have $5,303 of deferred financing fees which may require reclassification from a long-term asset to a reduction in the carrying value of our debt.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, the Company presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2015 and 2014, respectively.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of our pending adoption of the new standard on its consolidated financial statements.
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
In August 2014, the Company acquired the energy consultancy and energy project management business of EEX, an independent energy services provider located in Central London, U.K. The Company paid $9,054 to acquire substantially all of the assets of EEX. The purchase price is subject to post-closing adjustments for working capital and for certain indemnity obligations of the seller and its owners. The Company deposited approximately $834 of the initial cash payment with a third-party escrow agent as security for these matters.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2014	2013
Cash	$—	$1,292
Accounts receivable	1,432	772
Costs and estimated earnings in excess of billings	186	665
Prepaid expenses and other current assets	295	1,169
Property and equipment and project assets	123	138
Goodwill	7,590	3,682
Intangible assets(1)	7,208	5,099
Accounts payable	(1,719)	(413)
Accrued liabilities	(459)	(607)
Billings in excess of cost and estimated earnings	(752)	(108)
Deferred taxes and other liabilities	—	(1,158)
Purchase price	$13,904	$10,531
Total, net of cash received	$13,904	$9,239
Total fair value of consideration	$13,904	$10,531
(1) Intangible assets acquired during 2014 consisted of customer contracts, customer relationships, non-compete agreements and technology and were assigned a weighted average useful life of 8.2 years.
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Balance, December 31, 2013	$24,759	$3,375	$4,124	$20,816	$53,074
Goodwill acquired during the year	—	—		7,590	7,590
Fair value adjustments(1)	—	—	—	641	641
Currency effects	—	—	(343)	(483)	(826)
Balance, December 31, 2014	24,759	3,375	3,781	28,564	60,479
Goodwill acquired during the year	—	—	—	—	—
Fair value adjustments(2)	—	—	—	(403)	(403)
Currency effects	—	—	(619)	(372)	(991)
Balance, December 31, 2015	$24,759	$3,375	$3,162	$27,789	$59,085
Accumulated Goodwill Impairment Balance, December 31, 2014	$—	$—	$(1,016)	$—	$(1,016)
Accumulated Goodwill Impairment Balance, December 31, 2015	$—	$—	$(1,016)	$—	$(1,016)
(1) Fair value adjustment represents a final purchase accounting adjustment to decrease the recorded fair value of certain acquired intangible assets totaling $801, net of a $160 deferred tax liability adjustment, related to the Company’s prior year acquisition of ESP (now known as Ameresco Limited).
(2) Fair value adjustment represents the final net working capital adjustment for purchase accounting related to the Company’s prior year acquisition of Energyexcel LLP (“EEX”).

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
In accordance with ASC 350, goodwill was tested for impairment as of December 31, 2015, 2014 and 2013 at the reporting unit level using a discounted cash flow method under the income approach and with a peer-based, risk-adjusted weighted average cost of capital. No instances of impairment were identified in the December 31, 2015, 2014 or 2013 assessments. Based on the Company’s goodwill impairment assessment, all of the Company’s reporting units with goodwill had estimated fair values as of December 31, 2015 that exceeded their carrying values by at least 13%, with the exception of our Integrated-PV reporting unit which had a fair value that exceeded its carrying value by 5%. This reporting unit had goodwill of $7.6 million at December 31, 2015.
The Company performed a Step 1 test at its December 31, 2015, 2014 and 2013 annual testing dates, and concluded that Step 1 was passed as the fair value of the enterprise value exceeded the carrying value of the enterprise value for all reporting units. However, during the course of the valuation analysis it was determined that although the fair value of the Company’s Canada reporting unit exceeded the carrying amount of this reporting unit, as of December 31, 2015 the carrying value of the Canada reporting unit was negative. This determination, combined with qualitative considerations, prompted the performance of the Step 2 test as prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The implied fair value of the goodwill of our Canada reporting unit exceeded the carrying value of that goodwill and as a result, no impairment of goodwill has been identified.
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2015, 2014 and 2013.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of December 31,
	2015	2014
Gross Carrying Amount
Customer contracts	$7,898	$8,103
Customer relationships	12,496	12,792
Non-compete agreements	3,324	3,402
Technology	2,701	2,794
Trade names	540	551
	26,959	27,642
Accumulated Amortization
Customer contracts	7,683	6,911
Customer relationships	6,621	4,562
Non-compete agreements	3,149	2,725
Technology	2,241	1,767
Trade names	495	439
	20,189	16,404
Intangible assets, net	$6,770	$11,238

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Customer contracts	$932	$1,673	$1,550
Customer relationships	2,139	1,688	1,643
Non-compete agreements	494	805	968
Technology	528	490	517
Trade names	57	82	124
Total intangible amortization expense	$4,150	$4,738	$4,802
Estimated amortization expense for existing intangible assets for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Cost of Revenues	Included in Selling, General and Administrative Expenses
2016	$192	$2,273
2017	35	1,617
2018	3	1,101
2019	3	779
2020	2	544
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2015	2014
Furniture and office equipment	$5,120	$5,055
Computer equipment and software costs	18,024	17,237
Leasehold improvements	2,690	2,707
Automobiles	1,126	1,099
Land	520	520
Property and equipment, gross	27,480	26,618
Less - accumulated depreciation	(22,152)	(19,246)
Property and equipment, net	$5,328	$7,372
Depreciation expense on property and equipment for the years ended December 31, 2015, 2014 and 2013 was $3,263, $3,044 and $3,078, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
6. PROJECT ASSETS
Project assets consist of the following:

	December 31,
	2015	2014
Project assets	$336,065	$292,879
Less - accumulated depreciation and amortization	(91,756)	(75,107)
Project assets, net	$244,309	$217,772

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

For the twelve months ended December 31, 2015, 2014 and 2013, the Company received $0, $3,727 and $3,262, respectively, in grant awards from the Treasury under Section 1603 of the 2009 American Recovery and Reinvestment Act. The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,291 and $8,842 in the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received during the years ended December 31, 2015 and 2014.
Depreciation and amortization expense on the above project assets, net of deferred grant amortization, for the years ended December 31, 2015, 2014 and 2013 was $16,911, $15,047 and $12,595, respectively, and is included in cost of revenues in the accompanying consolidated statements of income (loss).
7. LONG-TERM DEBT
Long-term debt comprised the following:

	December 31,
	2015	2014
Senior secured credit facility, due June 2016, interest at varying rates monthly in arrears	$25,540	$25,000
6.345% term loan payable in semi-annual installments through February 2021	1,727	1,968
6.345% term loan payable in semi-annual installments through June 2024	9,822	10,468
Variable rate construction to term loan payable in quarterly installments through December 2024	11,644	13,638
6.500% term loan payable in monthly installments through October 2017	234	350
7.250% term loan payable in quarterly installments through March 2021	3,208	3,746
6.110% term loan payable in monthly installments through June 2028	4,772	6,081
Variable rate construction to term loan payable in quarterly installments through June 2028	38,401	41,041
Variable rate construction to term loan payable in quarterly installments through 2023	17,112	—
Capital leases	6,760	—
	119,220	102,292
Less - current maturities	13,427	12,255
Long-term debt	$105,793	$90,037
Aggregate maturities of long-term debt for the years ended December 31, are as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

2016	$13,427
2017	14,233
2018	10,926
2019	8,987
2020	44,772
Thereafter	27,471
Debt Discount	(596)
$119,220
Senior Secured Credit Facility - Revolver and Term Loan
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
The credit facility consists of a $60,000 revolving credit facility and a $17,143 term loan. The amount of the term loan represents the amount outstanding under the Company’s existing term loan at closing. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2015 and 2014, $14,285 and $20,000, was outstanding under the term loan, respectively. At December 31, 2015 and 2014, $11,300 and $5,000 was outstanding under the revolving credit facility, respectively.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2015, the interest rate for borrowings under the revolving credit facility was 3.75% and the interest rate for borrowings under the term loan was 2.36%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
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
At December 31, 2015, the Company was in compliance with all financial and operational covenants.
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
The first tranche had an original balance, upon conversion to term loan, of $3,240, and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $96 to $275, with the remaining principal and unpaid interest due February 26, 2021.  The interest rate at December 31, 2015 was 2.607%.
The second tranche had an original balance, upon conversion to term loan, of $13,081 and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $291 to $1,179, with principal and unpaid interest due June 30, 2024. The interest rate at December 31, 2015 was 2.232%.
As of December 31, 2015 and 2014, $11,549 and $12,436, respectively, was collectively outstanding under this facility.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and Term Loans Due 2024
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited recourse financing for certain of its LFG to energy projects. The total loan commitment under the agreement was $37,906, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,868. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,868. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $109 to $1,149, after an initial payment of $2,424 paid on March 31, 2010, with principal and unpaid interest due on December 31, 2024. The Company made an additional principal payment of $3,712 during the year ended December 31, 2014. As of December 31, 2015 and 2014, the outstanding balance under the term loan was $11,644 and $13,638, respectively. The interest rate at December 31, 2015 was 3.857%.
6.500% Term Loan
The Company has a term loan agreement with a finance company with a total loan amount of $755. The note evidencing the loan bears interest at a fixed rate of 6.500% per annum. Principal and interest payments are due in monthly installments of $11, with the final payment being due October 1, 2017.
As of December 31, 2015 and 2014, $234 and $350, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
7.250% Term Loan

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500. The note evidencing the loan bears interest at a rate of 7.25% per annum. The remaining principal amounts are due in quarterly installments ranging from $136 to $171, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2015 and 2014, $3,208 and $3,746, respectively, was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011, the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest only payments were due from November 1, 2011 to June 1, 2013. The remaining principal amounts were due starting on June 1, 2013 in monthly installments ranging from $0 to $67, plus interest, with remaining principal balances and unpaid interest due June 1, 2028. At December 31, 2015 and 2014, $4,772 and $6,081, respectively, was outstanding under the term loan.
Variable-Rate Construction and Term Loans Due 2028
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its LFG to energy and solar PV projects. The credit and guaranty agreement provided for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2014. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $389 to $903. The facility matures on March 31, 2020, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2015, $38,401 was outstanding under term loans. At December 31, 2014, $41,041 was outstanding under construction loans. The interest rate at December 31, 2015 was 3.607%.
Variable-Rate Construction and Term Loans Due 2023
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan matures seven years from the construction-to-term conversion date. At December 31, 2015, $17,112 was outstanding under the construction loan. The weighted average variable rate for this loan at December 31, 2015 was 2.838%.

8. INCOME TAXES
The components of income before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$17,860	$14,505	$7,705
Foreign	(17,568)	(8,213)	(4,946)
Income before provision for income taxes	$292	$6,292	$2,759

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$224	$(2,659)	$10,114
State	603	1,826	3,499
Foreign	443	(814)	371
	1,270	(1,647)	13,984
Deferred:
Federal	1,728	(3,263)	(10,315)
State	134	574	(2,099)
Foreign	(289)	245	(1,225)
	1,573	(2,444)	(13,639)
	$2,843	$(4,091)	$345

The Company’s deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities.
Deferred tax assets and liabilities consist of the following:

	December 31,
	2015	2014
Deferred tax assets:
Compensation accruals	$3,330	$2,774
Reserves	3,651	3,638
Other accruals	2,252	2,893
Net operating losses	8,220	7,498
Interest rate swaps	1,804	1,715
Energy efficiency	18,110	19,116
Deferred revenue	1,479	1,769
Gross deferred income tax assets	38,846	39,403
Valuation allowance	(7,122)	(3,995)
Total deferred income tax assets	$31,724	$35,408
Deferred tax liabilities:
Depreciation	$(32,542)	$(31,326)
Contract refinancing	(304)	(437)
Canada	(2,234)	(5,659)
United Kingdom	(538)	(396)
Acquisition accounting	(116)	(159)
Total deferred income tax liabilities	(35,734)	(37,977)
Deferred income tax liabilities, net	$(4,010)	$(2,569)
The Company recorded a valuation allowance in the amount of $7,122 and $3,995 as of December 31, 2015 and 2014, respectively, related to the following items: 1) The Company recorded a valuation allowance on a deferred tax asset relating to interest rate swaps in the amount of $1,121 and $1,419 as of December 31, 2015 and 2014, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income. Although the Company anticipates sufficient future taxable income, it is more likely than not that it will not be of the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

appropriate character to allow for the recognition of the future capital loss. 2) As of December 31, 2015, the Company recorded a valuation allowance on a deferred tax asset relating to a foreign net operating loss in the amount of $5,778. It is more likely than not that the Company will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss. 3) The Company recorded a valuation allowance on a deferred tax asset relating to a state net operating loss of $223 and $239 at one of its subsidiaries as of December 31, 2015 and 2014, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2015	2014	2013
Income before income tax	$292	$6,292	$2,759
Federal statutory tax expense	$102	$2,202	$966
State income taxes, net of Federal benefit	604	666	201
Net state impact of deferred rate change	55	264	(69)
Non deductible expenses	933	764	818
Impact of reserve for uncertain tax positions	(1,772)	(977)	1,190
Stock-based compensation expense	402	415	373
Energy efficiency preferences	(3,280)	(9,517)	(3,280)
Foreign items and rate differential	1,556	719	349
Valuation allowance	4,255	1,408	(276)
Miscellaneous	(12)	(35)	73
	$2,843	$(4,091)	$345
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	206.8%	10.6%	7.3%
Net state impact of deferred rate change	18.8%	4.2%	(2.5)%
Non deductible expenses	319.5%	12.1%	29.6%
Impact of reserve for uncertain tax positions	(606.8)%	(15.5)%	43.1%
Stock-based compensation expense	137.7%	6.6%	13.5%
Energy efficiency preferences	(1,123.3)%	(151.3)%	(118.9)%
Foreign items and rate differential	532.9%	11.4%	12.6%
Valuation allowance	1,457.2%	22.4%	(10.0)%
Miscellaneous	(4.1)%	(0.6)%	2.6%
	973.7%	(65.1)%	12.3%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$3,700	$9,200
Additions for prior year tax positions	200	1,700
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	(1,700)	(7,200)
Balance, end of year	$2,200	$3,700
 At December 31, 2015 and 2014, the Company had approximately $2,200 and $3,700, respectively, of total gross unrecognized tax benefits. The current year increase in unrecognized tax benefits relates primarily to identification of non deductible expenses. The current year decrease in unrecognized tax benefits relates primarily to items resolved as part of the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

IRS audit and amounts related to years already audited. The Company believes that it is reasonably possible that a decrease of up to $1,000 in unrecognized tax benefits related to federal and state exposures may be necessary within the next twelve months.
Of the total gross unrecognized tax benefits as of December 31, 2015 and 2014, $800 and $2,500, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2015 the Company had state net operating loss carryforwards of approximately $11,200, which will expire from 2015 through 2032. The tax effected portion of the state net operating loss relating to excess stock option deductions is approximately $9. Any tax benefit resulting from excess stock option deductions is recorded as an adjustment to additional paid in capital when realized. At December 31, 2015 the Company had Canadian net operating loss carryforwards of approximately $26,300, which will expire from 2015 through 2025.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2015, the amount of earnings for which no repatriation tax has been provided was estimated to be $0.
At December 31, 2015 the company had a federal tax credit carryforward of approximately $13,900 which will expire at various times through 2034. The portion of the federal tax credit relating to excess stock option deductions is approximately $4,400, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.
The tax years 2008 through 2015 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The (decrease) increase included in tax expense for the years end December 31, 2015, 2014 and 2013 were $(200), $(200) and $(100), respectively.
9. INVESTMENT FUND
During the third quarter of 2015, the Company formed an investment fund for the purpose of funding the purchase of a solar energy system. The Company consolidates the investment fund, and all inter-company balances and transactions between the Company and the investment fund are eliminated in its consolidated financial statements. The Company determined that the investment fund meets the definition of a VIE. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company has considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of this VIE, including determining the solar energy systems and associated long term customer contracts to be sold or contributed to the VIE, and installation, operation and maintenance of the solar energy systems. The Company considers that the rights granted to the other investors under the contractual arrangements are more protective in nature rather than participating rights. As such, the Company has determined it is the primary beneficiary of the VIE for all periods presented. The Company evaluates its relationships with VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Under the related agreements, cash distributions of income and other receipts by the fund, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the fund investor and Company’s subsidiary as specified in contractual arrangements. Certain of these arrangements have call and put options to acquire the investor’s equity interest as specified in the contractual agreement. See Note 10 for additional information on the call and put options.
At December 31, 2015 the Company included $5,419 in restricted cash and $32,657 of project assets related to the investment fund in the Company’s consolidated balance sheet.
10. NON-CONTROLLING INTERESTS AND EQUITY
Redeemable Non-controlling Interest
The Company’s wholly owned subsidiary with a membership interest in the investment fund has the right, beginning on the fifth anniversary of the final funding of the variable rate construction and term loans due 2023 and extending for six

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (the “Call Option”). The Company’s investment fund also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (the “Put Option”).
Because the Put Option represents a redemption feature that is not solely within the control of the Company, the non-controlling interest in these funds is presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period.
The purchase price for the fund investor’s membership interest under the Call Option is equal to the fair market value as of the exercise date.
Common and Preferred Stock
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2015, the Company had granted options to purchase 2,454,604 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2015, 7,880,240 shares were available for grant under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,778,143	$6.794
Granted(1)	598,360	9.101
Exercised	(682,619)	3.037
Forfeited	(120,506)	11.691
Outstanding at December 31, 2013	4,573,378	7.528
Granted(1)	145,000	7.578
Exercised	(482,475)	2.999
Forfeited	(324,330)	12.226
Expired	(18,000)	2.750
Outstanding at December 31, 2014	3,893,573	7.721
Granted(1)	747,100	6.404
Exercised	(332,600)	3.467
Forfeited	(168,633)	9.409
Outstanding at December 31, 2015	4,139,440	$7.740	5.29	$2,210
Options exercisable at December 31, 2015	2,821,735	$7.500	3.95	$2,178
Expected to vest at December 31, 2015	1,317,705	$8.254	8.18	$32

(1) Grants are related to the 2010 Plan.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,024, $2,030 and $4,224, respectively.

During the year ended December 31, 2015, a total of 332,600 shares were issued upon the exercise of options under the 2000 Plan at an average price of $3.467 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2015, 2014 and 2013 was $1,153, $1,447 and $2,073, respectively.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.53%-2.01%	1.93%-2.01%	1.03%-2.18%
Expected volatility	44%-49%	50%-52%	34%-52%
Expected life	5.0-6.5 years	6.5 years	6.0-6.5 years

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
The weighted-average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013, under the Black-Scholes option pricing model was $3.03, $3.97 and $3.66, respectively, per share. For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $1,769, $2,493, and $2,799, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of December 31, 2015, there was approximately $3,686 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.9 years.
12. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $4,733, $4,556 and $4,524 for the years ended December 31, 2015, 2014 and 2013, respectively.
13. COMMITMENTS AND CONTINGENCIES
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2021. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2015, 2014 and 2013 was $6,070, $5,667 and $4,947 respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company’s estimated minimum future lease obligations under operating leases are as follows:

Operating Leases
Year ended December 31,
2016	$3,779
2017	3,210
2018	1,834
2019	1,271
2020	670
Thereafter	96
Total minimum lease payments	$10,860
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping (“AD”) and countervailing duty (“CVD”) investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published AD duty of 249.96%, for manufacturers without a separate rate, and increased its CVD from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties. All shipments from May 25, 2012 until the Company suspended importing solar modules containing PRC cells in July 2012 (“covered shipments”) were subject to the CVD and were covered by a single continuous entry bond. Covered shipments also were subject to AD duty, for each of which the Company was required to post a single entry bond. In August, 2014, U.S. Customs lifted suspension of liquidation of covered shipments. As a result of liquidation, during the third and fourth quarters of 2014, the Company paid CVD on covered shipments at the 3.61% rate. During the fourth quarter of 2014 through the first quarter of 2015, the Company paid AD duties on covered shipments at a 31.18% rate. During the fourth quarter of 2015, the Company received the final bill from U.S. Customs for liquidation of one remaining covered shipment containing PRC cells and the matter was resolved in the first quarter of 2016.
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014 (see Note 3), the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($6,661 converted as of December 31, 2015) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

14. GEOGRAPHIC INFORMATION
The Company attributes revenues to customers based on the location of the customer. Information as to the Company’s operations in different geographical areas is as follows:

	December 31,
	2015	2014
Long-lived assets:
United States	$235,298	$207,858
Canada	14,233	17,145
Other	106	141
Total long-lived assets	$249,637	$225,144

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$567,815	$509,200	$501,558
Canada	48,968	70,069	68,797
Other	14,049	13,972	3,816
Total revenues	$630,832	$593,241	$574,171
15. OTHER EXPENSES, NET
The components of other expenses, net, are as follows:

	Year Ended December 31,
	2015	2014	2013
Unrealized (gain) loss on interest rate swaps	$(368)	$(1,418)	$(1,459)
Interest expense, net of interest income	3,734	5,898	4,600
Amortization of deferred financing fees, net	1,030	1,248	732
Foreign currency transaction loss	2,369	1,131	—
Other expenses, net	$6,765	$6,859	$3,873
Estimated amortization expense for existing deferred financing fees for the next five succeeding fiscal years is as follows:

Estimated Amortization
2016	$1,132
2017	1,051
2018	955
2019	859
2020	416
16. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2015	2014
Liabilities:
Interest rate swap instruments	2	$4,681	$4,430
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2015 and 2014, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the years ended December 31, 2015 and 2014. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of December 31, 2015		As of December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$113,626	$112,451	$102,362	$102,292
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual goodwill impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the years ended December 31, 2015 or 2014.
17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2015 and 2014, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of December 31,
	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$4,681	Other liabilities	$4,430
All of the Company’s derivatives were designated as hedging instruments for the years ended December 31, 2015 and 2014. All but one derivative were designated as hedging instruments prior to March 2013 and all were designated as hedging instruments for the remainder of the year ended December 31, 2013.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income (Loss)	Amount of Gain Recognized in Net Income (Loss) for the Year Ended December 31,
		2015	2014	2013
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(368)	$(1,418)	$(1,193)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	$—	$(266)

	Twelve Months Ended December 31, 2015
	Loss Recognized in Accumulated Other Comprehensive Loss	Interest Expense Reclassified from Accumulated Other Comprehensive Loss into Other Expenses, Net
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	$230	$1,506
18. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments for the year ended December 31, 2015 are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed LFG, heat or cooling, produced from renewable sources of energy, from small-scale plants that the Company owns and the construction of small-scale plants for customers. The Company’s Small-Scale Infrastructure segment also now includes certain small-scale plants developed for customers previously included in our U.S. Regions segment. Previously reported amounts have been restated for comparative purposes.The “All Other” category offers enterprise energy management services, consulting services and the sale of solar PV energy products and systems (“integrated-PV”). These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. For the years ended December 31, 2015, 2014 and 2013 unallocated corporate expenses were $25,671, $27,621 and $25,792, respectively. The accounting policies are the same as those described in the summary of significant accounting policies. See Note 2.
For the years ended December 31, 2015, 2014 and 2013 more than 80% of the Company’s revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 20.2%, 17.9% and 13.3% of the Company’s consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues from the U.S. federal government are included in the Company’s U.S. Federal segment.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
2015
Revenues	$301,371	$127,620	$49,235	$66,322	$86,284	$630,832
Interest income	—	—	1,154	175	—	1,329
Interest expense	—	—	1,338	3,912	—	5,250
Depreciation and intangible asset amortization	838	1,209	1,081	14,316	4,078	21,522
Unallocated corporate activity	—	—	—	—	—	(25,671)
Income (loss) before taxes	24,800	16,676	(15,449)	8,613	(8,677)	25,963
2014
Revenues	263,451	106,192	70,492	58,286	94,820	593,241
Interest income	—	—	1	43	1	45
Interest expense	—	—	1,369	3,188	—	4,557
Depreciation and intangible asset amortization	1,352	1,178	1,288	12,892	4,199	20,909
Unallocated corporate activity	—	—	—	—	—	(27,621)
Income (loss) before taxes	24,849	14,035	(7,838)	3,191	(324)	33,913
2013
Revenues	250,963	76,192	68,812	99,355	78,849	574,171
Interest income	—	—	46	65	2	113
Interest expense	—	—	1,367	2,045	—	3,412
Depreciation and intangible asset amortization	2,058	1,060	1,687	10,512	3,119	18,436
Unallocated corporate activity	—	—	—	—	—	(25,792)
Income (loss) before taxes	13,566	9,553	(3,319)	9,661	(910)	28,551
Information as to the Company’s revenues by service and product lines is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Project(1)	$434,380	$388,327	$388,142
Operating Assets(2)	55,130	52,168	42,265
O&M(3)	59,117	57,177	55,644
Integrated-PV(4)	40,070	52,508	48,869
Other Services	42,135	43,061	39,251
Total Revenues	$630,832	$593,241	$574,171
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

19. QUARTERLY INFORMATION (Unaudited)
The following tables set forth selected unaudited condensed consolidated statement of income (loss) data for each of the most recent eight quarters ended December 31, 2015. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended,
	March 31	June 30	September 30	December 31
2015
Revenues	$115,433	$152,489	$189,142	$173,768
Gross profit	$19,643	$30,896	$36,293	$30,232
Net (loss) income attributable to Ameresco, Inc.	$(4,188)	$1,991	$4,178	$996
Net (loss) income per share attributable to common shareholders:
Basic	$(0.09)	$0.04	$0.09	$0.02
Diluted	$(0.09)	$0.04	$0.09	$0.02
Weighted average common shares outstanding:
Basic	46,408,123	46,493,162	46,517,638	46,556,977
Diluted	46,408,123	47,385,412	48,056,359	48,011,302
2014
Revenues	$100,731	$142,558	$168,891	$181,061
Gross profit	$17,554	$27,936	$35,024	$36,418
Net (loss) income attributable to Ameresco, Inc.	$(8,281)	$2,719	$7,291	$8,654
Net (loss) income per share attributable to common shareholders:
Basic	$(0.18)	$0.06	$0.16	$0.19
Diluted	$(0.18)	$0.06	$0.15	$0.18
Weighted average common shares outstanding:
Basic	45,909,995	46,064,049	46,315,968	46,350,835
Diluted	45,909,995	46,904,199	47,308,414	47,326,417

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Ameresco, Inc.
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable non-controlling interest and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameresco, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP
Boston, Massachusetts
March 4, 2016

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2016 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	4,139,440	$7.74	7,880,240
Equity compensation plans not approved by security holders	—	—	—
Total	4,139,440	$7.74	7,880,240

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2015, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2016 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2016 annual meeting of stockholders.

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

AMERESCO, INC.
Date: March 4, 2016	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2016
George P. Sakellaris
/s/ John R. Granara, III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
John R. Granara, III
/s/ David J. Anderson	Director	March 4, 2016
David J. Anderson
/s/ David J. Corrsin	Director	March 4, 2016
David J. Corrsin
/s/ Douglas I. Foy	Director	March 4, 2016
Douglas I. Foy
/s/ Michael E. Jesanis	Director	March 4, 2016
Michael E. Jesanis
/s/ Jennifer L. Miller	Director	March 4, 2016
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 4, 2016
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 4, 2016
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 27, 2010 and filed with the Commission on July 30, 2010 (file no. 001-34811) and incorporated herein by reference.

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

10.1.7
Sixth Amendment to Lease dated June 18, 2103 by and between 111 MPA LLC and Ameresco, Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the Commission on August 9, 2013 (file no. 001-34811) and incorporated herein by reference.

10.2.1
Second Amended and Restated Credit and Security Agreement dated June 30, 2015 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2015 and filed with the Commission on July 2, 2015 (file no. 001-34811) and incorporated herein by reference.

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

10.6.1+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director. Filed as Exhibit 10.6.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 001-34811) and incorporated herein by reference.

10.6.2+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 001-34811) and incorporated herein by reference.

21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of RSM US LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.