Form 10-Q
period 2016-03-31
Ameresco, Inc.
filed 2016-05-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 2, 2016
Class A Common Stock, $0.0001 par value per share	28,783,142
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015	1

Consolidated Statements of Income (Loss) for the three months ended March 31, 2016 and 2015 (Unaudited)	3

Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity for the three months ended March 31, 2016 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,102	$21,645
Restricted cash	11,126	16,236
Accounts receivable, net	69,113	73,372
Accounts receivable retainage, net	23,339	21,454
Costs and estimated earnings in excess of billings	58,426	88,334
Inventory, net	13,547	13,223
Prepaid expenses and other current assets	14,452	11,745
Income tax receivable	1,576	2,151
Project development costs	17,328	15,538
Total current assets	226,009	263,698
Federal ESPC receivable	104,449	125,804
Property and equipment, net	5,059	5,328
Project assets, net	247,841	244,309
Goodwill	59,092	59,085
Intangible assets, net	6,085	6,770
Other assets	21,643	18,446
Total assets	$670,178	$723,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$13,571	$13,427
Accounts payable	91,042	114,759
Accrued expenses and other current liabilities	21,590	21,983
Billings in excess of cost and estimated earnings	25,880	28,744
Income taxes payable	834	810
Total current liabilities	152,917	179,723
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	91,180	100,490
Federal ESPC liabilities	99,259	122,040
Deferred income taxes	1,962	4,010
Deferred grant income	8,153	8,291
Other liabilities	21,090	18,854
Commitments and contingencies (Note 5)
Redeemable non-controlling interest	6,722	490
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2016	2015
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,783,142 shares issued and outstanding at March 31, 2016, 28,684,392 shares issued and outstanding at December 31, 2015	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Additional paid-in capital	111,004	110,311
Retained earnings	185,508	184,454
Accumulated other comprehensive loss, net	(7,622)	(5,228)
Total equity	288,895	289,542
Total liabilities, redeemable non-controlling interest and equity	$670,178	$723,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$133,776	$115,433
Cost of revenues	106,100	95,790
Gross profit	27,676	19,643
Selling, general and administrative expenses	25,888	24,071
Operating income (loss)	1,788	(4,428)
Other expenses, net	843	2,662
Income (loss) before provision (benefit) for income taxes	945	(7,090)
Income tax provision (benefit)	241	(2,902)
Net income (loss)	704	(4,188)
Net loss attributable to redeemable non-controlling interest	350	—
Net income (loss) attributable to Ameresco, Inc.	$1,054	$(4,188)
Net income (loss) per share attributable to common shareholders:
Basic	$0.02	$(0.09)
Diluted	$0.02	$(0.09)
Weighted average common shares outstanding:
Basic	46,742,488	46,408,123
Diluted	46,860,344	46,408,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$704	$(4,188)
Other comprehensive loss:
Unrealized loss from interest rate hedge, net of tax of $923 and $274, respectively	(1,877)	(611)
Foreign currency translation adjustments	(517)	(1,797)
Total other comprehensive loss	(2,394)	(2,408)
Comprehensive loss	$(1,690)	$(6,596)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other	Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2015	$490	28,684,392	$3	18,000,000	$2	$110,311	$184,454	$(5,228)	$289,542
Exercise of stock options	—	98,750	—	—	—	326	—	—	326
Stock-based compensation expense	—	—	—	—	—	367	—	—	367
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(1,877)	(1,877)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(517)	(517)
Contributions from redeemable non-controlling interest	6,582	—	—	—	—	—	—	—	—
Net (loss) income	(350)	—	—	—	—	—	1,054	—	1,054
Balance, March 31, 2016	$6,722	28,783,142	$3	18,000,000	$2	$111,004	$185,508	$(7,622)	$288,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$704	$(4,188)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation of project assets	4,543	3,983
Depreciation of property and equipment	772	748
Amortization of deferred financing fees	290	282
Amortization of intangible assets	604	1,009
Provision for bad debts	1,154	33
Unrealized gain on interest rate swaps	(70)	(83)
Stock-based compensation expense	367	518
Deferred income taxes	(1,160)	(1,353)
Unrealized foreign exchange (gain) loss	(806)	843
Changes in operating assets and liabilities:
Restricted cash	(1,455)	(277)
Accounts receivable	5,096	5,102
Accounts receivable retainage	(1,710)	2,554
Federal ESPC receivable	(22,879)	(13,133)
Inventory	(325)	(66)
Costs and estimated earnings in excess of billings	33,816	2,880
Prepaid expenses and other current assets	(2,946)	1,374
Project development costs	(2,093)	(1,438)
Other assets	55	(2,274)
Accounts payable, accrued expenses and other current liabilities	(25,260)	(21,423)
Billings in excess of cost and estimated earnings	(3,042)	4,522
Other liabilities	(1,277)	49
Income taxes payable	553	(1,745)
Cash flows from operating activities	(15,069)	(22,083)
Cash flows from investing activities:
Purchases of property and equipment	(497)	(285)
Purchases of project assets	(8,598)	(5,871)
Cash flows from investing activities	$(9,095)	$(6,156)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Payments of financing fees	$(397)	$(857)
Proceeds from exercises of options	326	430
Repayments of senior secured credit facility, net	(11,300)	(2,000)
Proceeds from long-term debt financing	3,049	—
Proceeds from Federal ESPC projects	16,385	18,015
Proceeds from sale-leaseback financing	3,541	7,581
Proceeds from investment by redeemable non-controlling interest	6,582	—
Restricted cash	3,892	13
Payments on long-term debt	(2,584)	(2,525)
Cash flows from financing activities	19,494	20,657
Effect of exchange rate changes on cash	127	1,482
Net decrease in cash and cash equivalents	(4,543)	(6,100)
Cash and cash equivalents, beginning of period	21,645	23,762
Cash and cash equivalents, end of period	$17,102	$17,662
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,285	$1,463
Cash paid for income taxes	$942	$106
Non-cash Federal ESPC settlement	$44,234	$8,121
Accrued purchases of project assets	$5,141	$2,200
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
The condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2016 under the plan is $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPCs”), construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates their fair value measured using level one inputs per the fair value hierarchy as defined in Note 6. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of March 31, 2016 and December 31, 2015, the Company classified the non-current portion of restricted cash of $16,672 and $13,515, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
	2016	2015
Allowance for doubtful accounts, beginning of period	$3,729	$2,851
Charges to costs and expenses	204	33
Account write-offs and other	432	(91)
Allowance for doubtful accounts, end of period	$4,365	$2,793
During the three months ended March 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. A portion of this amount, $200, was recorded as an allowance for accounts receivable, net. In addition, the Company recorded a $476 allowance for costs and estimated earnings in excess of billings, as well as a $325 allowance for project costs incurred during the quarter. The Company has an additional exposure of $2,952 for the remaining receivables.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. During the year ended December 31, 2015, based upon an evaluation by management, the Company recorded a reserve totaling $1,282 against the accounts receivable retainage balance for amounts determined to be potentially uncollectible. For the quarter ending March 31, 2016, the Company recorded a reduction in reserve totaling $248.
Inventory
Inventories, which consist primarily of PV solar panels, batteries and related accessories, are stated at the lower of cost (“first-in, first-out” method) or net realizable value (determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation). Provisions have been made to reduce the carrying value of inventory to the net realizable value.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. There was $164 in interest capitalized for the three months ended March 31, 2016. There was $114 interest capitalized for the three months ended March 31, 2015.
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
The Company did not receive any Section 1603 grants during the three months ended March 31, 2016 and March 31, 2015.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,153 and $8,291 recorded in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility, as discussed in Note 11, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement. Deferred financing fees are presented on the Consolidated Balance Sheets as a reduction to long-term debt and capital lease liabilities .
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
See Note 3 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the non-current portion of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of March 31, 2016 and December 31, 2015, the Company had no ARO liabilities recorded.

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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. The lender has committed to provide up to a maximum combined funding amount of $50,000 through December 31, 2016 on certain projects. During the quarter ended March 31, 2016, the Company sold two solar-PV projects and in return received $3,541 under the agreement. During the quarter ended March 31, 2015, the Company sold two solar-PV projects and in return received $7,581 under the agreement. During the quarter ended December 31, 2015, the Company sold an additional project and in return received $4,925 under the agreement.
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
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of deferred income and loss in other liabilities and other assets, respectively, and the current portion of deferred income and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). During the three months ended March 31, 2016 and March 31, 2015 the Company recorded $708 and $1,029 of deferred income, respectively, which will be recognized straight-line over the 20 year lease terms, and during the quarter ended December 31, 2015, the Company recorded $1,421 of deferred loss related to sale-leasebacks which will be recognized straight-line over the 20 year lease terms. The Company records the capital leaseback assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long-term debt and capital lease liabilities, less current portions and deferred financing fees, net in its consolidated balance sheets. During the quarters ended March 31, 2016 and March 31, 2015, the Company recorded $1,406 and $3,511 respectively, in capital lease assets and corresponding capital lease liabilities, and during the quarter ended December 31, 2015 the Company recorded $3,299 in capital lease assets and corresponding capital lease liabilities. The capital lease assets will be amortized straight-line over the 20 year lease terms. Leaseback payments made to the lessor, related to the capital lease liabilities, are allocated between interest expense and a reduction to the sale-leaseback financing obligation. The initial lease terms for the solar-PV projects sold during the quarter ended March 31, 2016 are 20 years with semi-annual leaseback payments due to the investor ranging from $8 to $139 over the lease term. The initial lease terms for the solar-PV projects sold during the year ended December 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $7 to $348 over the lease term.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire as late as 2031. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains (see Note 7 for additional disclosures).
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which simplifies the presentation of deferred income taxes. The Company elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, it has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively.
See Note 4 for additional information on the Company’s income taxes.
Foreign Currency
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are reported in the consolidated statements of income (loss).
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2016, the fair value of the Company’s long-term debt exceeds its carrying value by approximately $926. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 6.
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
For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $367 and $518, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of March 31, 2016, there was $3,167 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.8 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2016 or during the year ended December 31, 2015.
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
The Company recognizes cash flows from derivative instruments as operating activities in the consolidated statements of cash flows. The effective portion of changes in fair value on interest rate swaps designated as cash flow hedges are recognized in the Company’s consolidated statements of comprehensive loss. The ineffective portion of changes in fair value on interest rate swaps designated as hedges and changes in fair value on interest rate swaps not designated as hedges are recognized in the Company’s consolidated statements of income (loss).
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
In September 2015, the Company entered into a seven-year forward starting interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $20,746 variable rate note at a fixed interest rate of 2.19%, and expires in February 2023. This interest rate swap has been designated as a hedge since inception.
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

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$1,054	$(4,188)
Basic weighted-average shares outstanding	46,742,488	46,408,123
Effect of dilutive securities:
Stock options	117,856	—
Diluted weighted-average shares outstanding	46,860,344	46,408,123
For the three months ended March 31, 2016 the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 3,297,938. For the three months ended March 31, 2015 the Company excluded all potentially dilutive shares from the calculation of diluted earnings per share as the effect would be anti-dilutive due to the Company’s net loss position.
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
Redeemable Non-Controlling Interest
In September 2015, the Company formed an investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into this agreement in order to finance the costs of constructing the project assets which are under long-term customer contracts. The Company has determined that it is the primary beneficiary in the operational partnership for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated financial statements. The Company will recognize the investors’ share of the net assets of the subsidiary as a redeemable non-controlling interest in its condensed consolidated balance sheets.
The Company has determined that the provisions in the contractual arrangement represent a substantive profit-sharing arrangement. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interest in the consolidated statements of income (loss) reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreement, assuming the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiary and the investor. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holder may create volatility in the Company’s consolidated statements of income (loss) as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interest from quarter to quarter.
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
See Note 9 for additional disclosures.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual reporting periods. The Company adopted this guidance in the first quarter of fiscal 2016. This pronouncement did not change the Company’s previous consolidation conclusions.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. The Company adopted this guidance in the first quarter of fiscal 2016. As such, deferred financing fees are presented on the Consolidated Balance Sheets as a reduction to long-term debt and capital lease liabilities .

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2015	$24,759	$3,375	$3,162	$—	$27,789	$59,085
Goodwill acquired during the year	—	—	—	—	—	—
Fair value adjustment	—	—	—	—	—	—
Currency effects	—	—	220	—	(213)	7
Balance, March 31, 2016	$24,759	$3,375	$3,382	$—	$27,576	$59,092
Accumulated Goodwill Impairment Balance, December 31, 2015	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, March 31, 2016	$—	$—	$(1,016)	$—	$—	$(1,016)
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the three months ended March 31, 2016 or for the year ended December 31, 2015.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2016	2015
Gross Carrying Amount
Customer contracts	$7,880	$7,898
Customer relationships	12,361	12,496
Non-compete agreements	3,316	3,324
Technology	2,734	2,701
Trade names	544	540
	26,835	26,959
Accumulated Amortization
Customer contracts	7,709	7,683
Customer relationships	7,044	6,621
Non-compete agreements	3,175	3,149
Technology	2,322	2,241
Trade names	500	495
	20,750	20,189
Intangible assets, net	$6,085	$6,770

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended March 31, 2016 and 2015 related to customer contracts was $46 and $228, respectively. Amortization expense for the three months ended March 31, 2016 and 2015 related to all other acquired intangible assets was $558 and $781, respectively.
4. INCOME TAXES
The provision (benefit) for income taxes was $241 and $(2,902) for the three months ended March 31, 2016 and 2015, respectively. The estimated 2016 effective tax rate was 25.5% for the three months ended March 31, 2016 compared to a 40.9% estimated annual effective tax rate for the three months ended March 31, 2015.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 were the effects of the tax deduction under Internal Revenue Code Section 179D and investment tax credits and production tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which the Company is entitled to from owned plants.
The investment tax credits to which the Company is entitled to fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service in that year. In addition, the tax deduction under Internal Revenue Code Section 179D expired as of December 31, 2014 and and was retroactively reinstated in December of 2015. The current expiration date for the 179D deduction is December 31, 2016.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2015	$2,200
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, March 31, 2016	$2,200
At both March 31, 2016 and December 31, 2015, the Company had approximately $2,200 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits as of March 31, 2016 and December 31, 2015, approximately $800 and $800, respectively, (net of the federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($6,466 converted as of March 31, 2016) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of March 31, 2016 and December 31, 2015, respectively.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2016	2015
Liabilities:
Interest rate swap instruments	2	$7,411	$4,681
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There were no transfers in or out of level two for the three months ended March 31, 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of March 31, 2016		As of December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$97,497	$96,571	$108,323	$107,148

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at March 31, 2016.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$7,411	Other liabilities	$4,681
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive loss:

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended March 31,
		2016	2015
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(70)	$(83)
The following table summarizes the pre-tax amount of unrealized gain or loss recognized in accumulated other comprehensive loss, net (“AOCI”) in the Company’s consolidated balance sheets:

Three Months Ended
March 31, 2016
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,548)
Unrealized loss recognized in AOCI	(1,595)
Loss reclassified from AOCI to other expenses, net	(282)
Net loss reclassified from AOCI to other expenses, net	(1,877)
Accumulated loss in AOCI at the end of the period	$(4,425)
8. INVESTMENT FUND
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
Under the related agreements, cash distributions of income and other receipts by the fund, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the fund investor and Company’s subsidiary as specified in contractual arrangements. Certain of these arrangements have call and put

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

options to acquire the investor’s equity interest as specified in the contractual agreement. See Note 9 for additional information on the call and put options.
At March 31, 2016 the Company included $1,556 in restricted cash and $33,096 of project assets, net related to the investment fund in the Company’s consolidated balance sheet. At December 31, 2015, the Company included $5,419 in restricted cash and $32,657 of project assets, net related to the investment fund in the Company’s consolidated balance sheet.
9. NON-CONTROLLING INTERESTS
Redeemable Non-controlling Interest
The Company’s wholly owned subsidiary with a membership interest in the investment fund has the right, beginning on the fifth anniversary of the final funding of the variable rate construction and term loans due 2023 and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (the “Call Option”). The Company’s investment fund also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (the “Put Option”).
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
10. BUSINESS SEGMENT INFORMATION
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended March 31, 2016
Revenues	$41,621	$38,669	$14,807	$20,693	$17,986	$133,776
Interest income	—	2	—	9	1	12
Interest expense	—	99	347	1,028	—	1,474
Depreciation and amortization of intangible assets	137	523	239	3,849	673	5,421
Unallocated corporate activity	—	—	—	—	—	(7,727)
Income (loss) before taxes, excluding unallocated corporate activity	191	6,400	541	2,321	(781)	8,672
Three Months Ended March 31, 2015
Revenues	46,434	24,143	10,895	13,603	20,358	115,433
Interest income	—	—	1	150	—	151
Interest expense	—	—	329	948	—	1,277
Depreciation and amortization of intangible assets	205	306	243	3,466	1,007	5,227
Unallocated corporate activity	—	—	—	—	—	(6,508)
Income (loss) before taxes, excluding unallocated corporate activity	1,917	3,258	(5,008)	237	(986)	(582)
11. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to a term loan during the year ended December 31, 2014. At March 31, 2016, $37,814 was outstanding under the term loan. The variable rate for this loan at March 31, 2016 was 3.63%.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan matures on March 30, 2023. On March 30, 2016, the construction loan was converted to a term loan. At December 31, 2015, $17,663 was outstanding under the construction loan. At March 31, 2016, $20,746 was outstanding under the term loan. The variable rate for this loan at March 31, 2016 was 3.140%.
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
The credit facility consists of a $60,000 revolving credit facility and a $17,143 term loan. The amount of the term loan represents the amount outstanding under the Company’s existing term loan at closing. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At March 31, 2016, there were no amounts outstanding under the revolving credit facility and $12,857 outstanding under the term loan. At December 31, 2015, there was $11,300 outstanding under the revolving credit facility and $14,285 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At March 31, 2016, the interest rate for borrowings under the revolving credit facility was 4.00% and interest rate for borrowings under the term loan was 2.63%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
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
At March 31, 2016, the Company was in compliance with all financial and operational covenants.
12. Subsequent Events
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions.
The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 6, 2016 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into this agreement in order to finance the costs of constructing certain project assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnership for accounting purposes. Accordingly, we will consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investor’s share of the net assets of the investor’s funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which will be reflected on our consolidated statements of income (loss), may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.
Our acquisition of the energy consultancy and energy project management business of Energyexcel LLP in the third quarter of 2014 added to our local presence in the United Kingdom (“UK”) and to our commercial and industrial customer base.
Our acquisition of the business of Ennovate Corporation in the first quarter of 2013 increased our footprint and penetration in the Rocky Mountain area. Our acquisition of energy management consulting companies The Energy Services Partnership Limited (now known as Ameresco Limited) and ESP Response Limited in the second quarter of 2013 added a local presence in the UK, expertise and seasoned energy industry professionals to support multi-national customers of our enterprise energy management service offerings.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter” in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking 12 to 18 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenues for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report.
As of March 31, 2016, we had backlog of approximately $360.5 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,033.7 million. As of March 31, 2015, we had fully-contracted backlog of approximately $387.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $868.0 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of March 31, 2016 and 2015, our 12-month backlog was $279.0 million and $317.5 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $174.0 million and $148.4 million as of March 31, 2016 and 2015, respectively.

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
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2015.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual reporting periods. We adopted this guidance in the first quarter of fiscal 2016. This pronouncement did not change our previous consolidation conclusions.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. We adopted this accounting standard effective in the first quarter of fiscal 2016. As such, prior periods in our financial statements were retrospectively adjusted.
Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2016		2015
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$133,776	100.0%	$115,433	100.0%
Cost of revenues	106,100	79.3%	95,790	83.0%
Gross profit	27,676	20.7%	19,643	17.0%
Selling, general and administrative expenses	25,888	19.4%	24,071	20.9%
Operating income (loss)	1,788	1.3%	(4,428)	(3.8)%
Other expenses, net	843	0.6%	2,662	2.3%
Income before provision (benefit) from income taxes	945	0.7%	(7,090)	(6.1)%
Income tax provision (benefit)	241	0.2%	(2,902)	(2.5)%
Net income (loss)	704	0.5%	(4,188)	(3.6)%
Net loss attributable to redeemable non-controlling interest	350	0.3%	—	—%
Net income (loss) attributable to Ameresco, Inc.	$1,054	0.8%	$(4,188)	(3.6)%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$133,776	$115,433	$18,343	15.9%
Revenues increased $18.3 million, or 15.9%, for the three months ended March 31, 2016 compared to the same period of 2015 due to a $14.5 million increase in revenues from our U.S. Federal segment and a $3.9 million increase in revenues from our Canada segment, partially offset by a $4.8 million decrease in revenues from our U.S. Regions segment and a $2.4 million decrease in revenues from All Other. This mainly reflects an acceleration of project work due to mild weather during the period.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$106,100	$95,790	$10,310	10.8%
Gross margin %	20.7%	17.0%
Cost of revenues increased $10.3 million, or 10.8%, and gross margin percentage increased to 20.7% from 17.0% for the three months ended March 31, 2016 compared to the same period of 2015, respectively, primarily due to the increase in revenues described above as well as cost budget revisions on a significant project in our Canada segment, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during the three months ended March 31, 2015.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended March 31, 2016 we recorded no amortization expense related to customer contracts. For the three months ended March 31, 2015 we recorded amortization expense of $0.2 million related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$25,888	$24,071	$1,817	7.5%
Selling, general and administrative expenses increased $1.8 million, or 7.5%, for the three months ended March 31, 2016 primarily due to an increase in project development costs in our U.S. Regions segment related to an increase in new project proposals.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended March 31, 2016 and 2015, we recorded amortization expense, related to these intangible assets, of $0.6 million and $0.8 million, respectively.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net, decreased $1.8 million for the three months ended March 31, 2016 compared to the same period of 2015 primarily due to favorable foreign currency rate fluctuations.
Income (Loss) Before Taxes
Income before taxes increased $8.0 million, or 113.3%, to $0.9 million for the three months ended March 31, 2016 from a loss of $7.1 million for the same period of 2015 due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $0.2 million for the three months ended March 31, 2016, compared to a benefit of $2.9 million for the three months ended March 31, 2015. The increase in the rate compared to the same period in the prior year was due to an increase in profit before tax in 2016 as compared to 2015 and the retroactive reinstatement of the tax deduction under Internal Revenue Code Section 179D in December 2015. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 were the effects of the tax deduction under Internal Revenue Code Section 179D and investment tax credits and production tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which we are entitled from plants we own.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year. In addition, the tax deduction under Internal Revenue Code Section 179D expired as of December 31, 2014 and and was retroactively reinstated in December of 2015. The current expiration date for the 179D deduction is December 31, 2016.
Net Income (Loss) and Earnings (Loss) Per Share
Net income increased $4.9 million, or 116.8%, to $0.7 million for the three months ended March 31, 2016 from a loss of $4.2 million for the same period of 2015.
Basic and diluted earnings per share for the three months ended March 31, 2016 were $0.02, an increase of $0.11, or 122.2%, compared to the same period of 2015.
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
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$41,621	$46,434	$(4,813)	(10.4)%
Income before taxes	$191	$1,917	$(1,726)	(90.0)%
Revenues for our U.S. Regions segment decreased $4.8 million, or 10.4%, to $41.6 million for the three months ended March 31, 2016, compared to the same period of 2015, respectively, primarily due to active projects being smaller.
Income before taxes for our U.S. Regions segment decreased $1.7 million, or (90.0)%, to $0.2 million for the three months ended March 31, 2016, compared to the same period of 2015, respectively, primarily due to the decrease in revenues described above, which resulted in decreased operating leverage, and an increase in project development costs.
U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$38,669	$24,143	$14,526	60.2%
Income before taxes	$6,400	$3,258	$3,142	96.4%
Revenues for our U.S. Federal segment increased $14.5 million, or 60.2%, to $38.7 million for the three months ended March 31, 2016, compared to the same period of 2015, respectively, primarily due to the timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Federal segment increased $3.1 million, or 96.4%, to $6.4 million for the three months ended March 31, 2016 compared to the same period of 2015 primarily due to the increase in revenue described above.

Canada

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$14,807	$10,895	$3,912	35.9%
Income (loss) before taxes	$541	$(5,008)	$5,549	(110.8)%
Revenues for our Canada segment increased $3.9 million, or 35.9%, to $14.8 million for the three months ended March 31, 2016 compared to the same period of 2015, primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized in 2015.
Income before taxes for our Canada segment increased $5.5 million to $0.5 million for the three months ended March 31, 2016 compared to the same period of 2015 primarily due to a reserve in 2015 for potential future losses on the significant project described above.
Small-Scale Infrastructure

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$20,693	$13,603	$7,090	52.1%
Income before taxes	$2,321	$237	$2,084	879.3%
Revenues for our Small-Scale Infrastructure segment increased $7.1 million, or 52.1%, to $20.7 million for the three months ended March 31, 2016 compared to the same period of 2015, primarily due to the active development of a small-scale plant we are constructing for a customer during the three months ended March 31, 2016, as compared to the same period of 2015 where no similar projects were in development.
Income before taxes for our Small-Scale Infrastructure segment increased $2.1 million to $2.3 million for the three months ended March 31, 2016 primarily due to the increase in revenues described above.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$17,986	$20,358	$(2,372)	(11.7)%
Loss before taxes	$(781)	$(986)	$205	(20.8)%
Unallocated corporate activity	$(7,727)	$(6,508)	$(1,219)	18.7%
Revenues not allocated to segments and presented as all other decreased $2.4 million, or 11.7%, to $18.0 million for the three months ended March 31, 2016 compared to the same period of 2015 primarily due to decreases in integrated-PV sales.
Loss before taxes not allocated to segments and presented as all other decreased $0.2 million to a loss of $0.8 million for the three months ended March 31, 2016 compared to the same period of 2015.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that available cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through 2016 and thereafter.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively.
Cash flows from operating activities. Operating activities used $15.1 million of net cash during the three months ended March 31, 2016. During that period, we had net income of $0.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $6.5 million. Decreases in accounts receivable, including retainage, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and other assets and an increase in income taxes payable provided $34.8 million. These were offset by increases in restricted cash, inventory, prepaid expenses and other current assets, and project development costs and decreases in accounts payable and accrued expenses and other current liabilities and other liabilities, which used $33.4 million in cash. An increase in Federal ESPC receivables used an additional $22.9 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $22.1 million of net cash during the three months ended March 31, 2015. During that period, we had a net loss of $4.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $5.1 million. Decreases in accounts receivable, including retainage, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and prepaid expenses and other current assets and increases in other liabilities provided $16.5 million in cash. These were offset by increases in restricted cash, inventory, project development costs and other assets and decreases in accounts payable and accrued expenses and income taxes payable, which used $27.2 million. An increase in Federal ESPC receivables used an additional $13.1 million.
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2016 used $9.1 million. We invested $8.6 million on purchases of project assets during the three months ended March 31, 2016. We plan to invest an additional $60 million to $70 million on capital expenditures, principally for renewable energy plants, for the remainder of 2016. In addition, we invested $0.5 million in purchases of other property and equipment.
Cash flows from investing activities during the three months ended March 31, 2015 used $6.2 million. Development of our renewable energy plants used $5.9 million. In addition, we invested $0.3 million in purchases of other property and equipment.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2016 provided $19.5 million. This was primarily due to proceeds from redeemable non-controlling interest of $6.6 million, $3.9 million of restricted cash released into operating cash, $3.5 million received under our sale-leaseback financing arrangement, proceeds from project financings of $3.0 million and proceeds from exercises of options of $0.3 million. This was partially offset by payments on long-term debt of $2.6 million, $11.3 million in net payments on our revolving credit facility and payments of financing fees of $0.4 million. Proceeds from Federal ESPC projects provided $16.4 million.
Cash flows from financing activities during the three months ended March 31, 2015 provided $20.7 million. This was primarily due to $7.6 million received under our sale-leaseback financing arrangement and proceeds from exercises of options of $0.4 million. These was partially offset by $2.0 million in net payments on our revolving credit facility, payments on long-term debt of $2.5 million and payments of financing fees of $0.9 million. Proceeds from Federal ESPC projects provided $18.0 million.
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
The credit facility consists of a $60.0 million revolving credit facility and a $17.1 million term loan. The amount of the term loan represents the amount outstanding under our existing term loan at closing. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At March 31, 2016, there were no borrowings outstanding and $43.9 million available under the revolving credit facility and $12.9 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At March 31, 2016, the interest rate for borrowings under the revolving credit facility was 4.00% and interest rate for borrowings under the term loan was 2.63%. Interest on the term loan has been swapped into a fixed rate of 3.72%.
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
As of March 31, 2016, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.

Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of March 31, 2016, we had outstanding $89.7 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 2.8% to 7.3%.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At March 31, 2016, $20.7 million was outstanding under the term loan. The variable rate for this loan at March 31, 2016 was 3.1%.
One loan with an outstanding balance as of March 31, 2016 totaling $3.1 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of March 31, 2016 of $37.8 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2015, we had outstanding $87.5 million in aggregate principal amount under these loans. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 2.8% to 7.3%. These loans mature at various dates from 2017 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2016 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $99.3 million and $122.0 million in principal amounts at March 31, 2016 and December 31, 2015, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. The lender has committed to provide up to a maximum combined funding amount of $50.0 million through December 31, 2016, on certain projects. During the quarter ended March 31, 2016, we sold two solar-PV projects and in return received $3.5 million as part of this arrangement. During the quarter ended March 31, 2015, we sold two solar-PV projects and in return received $7.6 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2016 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$—	$—	$—	$—	$—
Term Loan	12,857	5,714	7,143	—	—
Project Financing:
Construction and term loans	89,729	7,142	14,724	40,048	27,815
Federal ESPC liabilities(1)	99,259	—	99,259	—	—
Interest obligations(2)	39,304	5,551	9,066	7,141	17,546
Capital lease liabilities	8,179	715	2,224	2,197	3,043
Operating leases	10,243	3,843	4,681	1,698	21
Total	$259,571	$22,965	$137,097	$51,084	$48,425

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at March 31, 2016 remains constant for the term of the facility.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below and in our Annual Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should, however, consult any further disclosure we make in our reports filed with the SEC.
Though we may repurchase shares of our Class A common stock pursuant to our recently announced share repurchase program, we are not obligated to do so and if we do, we may purchase only a limited number of shares of Class A common stock.
On May 5, 2016, we announced a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $10.0 million of our outstanding Class A common stock. However, we are not obligated to acquire any shares of our Class A common stock, and holders of our Class A common stock should not rely on the share repurchase program to increase their liquidity. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. We intend to purchase through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations. We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.
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

AMERESCO, INC.
Date: May 5, 2016	By:	/s/ John R. Granara, III
John R. Granara, III
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.