Form 10-Q
period 2016-06-30
Ameresco, Inc.
filed 2016-08-09
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 4, 2016
Class A Common Stock, $0.0001 par value per share	28,550,086
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,277	$21,645
Restricted cash	12,382	16,236
Accounts receivable, net	80,445	73,372
Accounts receivable retainage, net	21,959	21,454
Costs and estimated earnings in excess of billings	69,797	88,334
Inventory, net	14,406	13,223
Prepaid expenses and other current assets	12,023	11,745
Income tax receivable	—	2,151
Project development costs	17,149	15,538
Total current assets	243,438	263,698
Federal ESPC receivable	131,738	125,804
Property and equipment, net	5,921	5,328
Project assets, net	256,638	244,309
Goodwill	58,615	59,085
Intangible assets, net	5,282	6,770
Other assets	22,791	18,446
Total assets	$724,423	$723,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$14,883	$13,427
Accounts payable	112,968	114,759
Accrued expenses and other current liabilities	21,724	21,983
Billings in excess of cost and estimated earnings	22,259	28,744
Income taxes payable	718	810
Total current liabilities	172,552	179,723
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	104,770	100,490
Federal ESPC liabilities	121,633	122,040
Deferred income taxes	1,311	4,010
Deferred grant income	8,015	8,291
Other liabilities	21,492	18,854
Commitments and contingencies (Note 5)
Redeemable non-controlling interest	6,765	490
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2016	2015
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,827,392 shares issued and 28,409,694 shares outstanding at June 30, 2016, 28,684,392 shares issued and outstanding at December 31, 2015	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	2	2
Additional paid-in capital	111,539	110,311
Retained earnings	187,502	184,454
Accumulated other comprehensive loss, net	(9,212)	(5,228)
Less - treasury stock, at cost, 417,698 shares at June 30, 2016	(1,949)	—
Total equity	287,885	289,542
Total liabilities, redeemable non-controlling interest and equity	$724,423	$723,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$162,628	$152,489	$296,404	$267,922
Cost of revenues	130,772	121,593	236,872	217,383
Gross profit	31,856	30,896	59,532	50,539
Selling, general and administrative expenses	27,140	25,812	53,028	49,883
Operating income	4,716	5,084	6,504	656
Other expenses, net	1,850	1,347	2,693	4,009
Income (loss) before provision (benefit) for income taxes	2,866	3,737	3,811	(3,353)
Income tax provision (benefit)	766	1,746	1,007	(1,156)
Net income (loss)	2,100	1,991	2,804	(2,197)
Net loss (income) attributable to redeemable non-controlling interest	(106)	—	244	—
Net income (loss) attributable to Ameresco, Inc.	$1,994	$1,991	$3,048	$(2,197)
Net income (loss) per share attributable to common shareholders:
Basic	$0.04	$0.04	$0.07	$(0.05)
Diluted	$0.04	$0.04	$0.07	$(0.05)
Weighted average common shares outstanding:
Basic	46,719,122	46,493,162	46,730,805	46,450,877
Diluted	46,793,350	47,385,412	46,730,805	46,450,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$2,100	$1,991
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedge, net of tax of $433 and $(351), respectively	(748)	997
Foreign currency translation adjustments	(842)	1,036
Total other comprehensive (loss) income	(1,590)	2,033
Comprehensive income	510	4,024
Comprehensive income attributable to redeemable non-controlling interest	(106)	—
Comprehensive income attributable to Ameresco, Inc.	$404	$4,024

	Six Months Ended June 30,
	2016	2015
Net income (loss)	$2,804	$(2,197)
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedge, net of tax of $1,356 and $(77), respectively	(2,625)	386
Foreign currency translation adjustments	(1,359)	(761)
Total other comprehensive loss	(3,984)	(375)
Comprehensive loss	(1,180)	(2,572)
Comprehensive loss attributable to redeemable non-controlling interest	$244	$—
Comprehensive loss attributable to Ameresco, Inc.	$(936)	$(2,572)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2015	$490	28,684,392	$3	18,000,000	$2	$110,311	$184,454	$(5,228)	—	$—	$289,542
Exercise of stock options	—	143,000	—	—	—	470	—	—	—	—	470
Stock-based compensation expense	—	—	—	—	—	758	—	—	—	—	758
Open market purchase of common shares	—	(417,698)	—	—	—	—	—	—	417,698	(1,949)	(1,949)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(2,625)	—	—	(2,625)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,359)	—	—	(1,359)
Contributions from redeemable non-controlling interest, net	6,519	—	—	—	—	—	—	—			—
Net (loss) income	(244)	—	—	—	—	—	3,048	—	—	—	3,048
Balance, June 30, 2016	$6,765	28,409,694	$3	18,000,000	$2	$111,539	$187,502	$(9,212)	417,698	$(1,949)	$287,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,804	$(2,197)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation of project assets	9,179	7,916
Depreciation of property and equipment	1,552	1,555
Amortization of deferred financing fees	635	562
Amortization of intangible assets	1,211	2,024
Provision for bad debts	2,932	83
Unrealized gain on interest rate swaps	(153)	(184)
Stock-based compensation expense	758	971
Deferred income taxes	(1,365)	(2,006)
Unrealized foreign exchange (gain) loss	(791)	635
Changes in operating assets and liabilities:
Restricted cash	(3,361)	(694)
Accounts receivable	(8,701)	2,426
Accounts receivable retainage	(484)	1,821
Federal ESPC receivable	(50,167)	(29,625)
Inventory, net	(1,183)	(1,257)
Costs and estimated earnings in excess of billings	22,646	(2,787)
Prepaid expenses and other current assets	(562)	(3,056)
Project development costs	(1,360)	(3,630)
Other assets	459	(1,403)
Accounts payable, accrued expenses and other current liabilities	(8,254)	(13,372)
Billings in excess of cost and estimated earnings	(6,041)	5,589
Other liabilities	(1,908)	(219)
Income taxes payable	2,432	(112)
Cash flows from operating activities	(39,722)	(36,960)
Cash flows from investing activities:
Purchases of property and equipment	(2,212)	(643)
Purchases of project assets	(20,813)	(13,640)
Proceeds from sale of assets	—	852
Cash flows from investing activities	$(23,025)	$(13,431)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Payments of financing fees	$(749)	$(1,202)
Proceeds from exercises of options	470	605
Repurchase of common stock	(1,949)	—
Proceeds from senior secured credit facility, net	2,900	3,500
Proceeds from long-term debt financing	3,013	—
Proceeds from Federal ESPC projects	38,759	40,870
Proceeds from sale-leaseback financing	11,008	7,581
Non-controlling interest	—	(116)
Proceeds from investment by redeemable non-controlling interest, net	6,519	—
Restricted cash	3,369	(25)
Payments on long-term debt	(6,129)	(6,066)
Cash flows from financing activities	57,211	45,147
Effect of exchange rate changes on cash	(832)	801
Net decrease in cash and cash equivalents	(6,368)	(4,443)
Cash and cash equivalents, beginning of period	21,645	23,762
Cash and cash equivalents, end of period	$15,277	$19,319
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,241	$2,856
Cash paid for income taxes	$2,004	$933
Non-cash Federal ESPC settlement	$44,234	$26,320
Accrued purchases of project assets	$9,766	$8,827
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
The condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPCs”), construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates their fair value measured using level one inputs per the fair value hierarchy as defined in Note 6. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of June 30, 2016 and December 31, 2015, the Company classified the non-current portion of restricted cash of $17,855 and $13,515, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Six Months Ended June 30,
	2016	2015
Allowance for doubtful accounts, beginning of period	$3,729	$2,851
Charges to costs and expenses	1,852	83
Account write-offs and other	376	(256)
Allowance for doubtful accounts, end of period	$5,957	$2,678
During the six months ended June 30, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $200 was recorded as an allowance for doubtful accounts in accounts receivable, net. In addition, the Company recorded a $476 charge to write-off costs and estimated earnings in excess of billings and a $325 charge for project costs incurred during the first quarter of 2016. The Company has an additional exposure of $2,952 for the remaining receivables. During the three months ended June 30, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. This reserve included $1,655 for doubtful accounts in accounts receivable, net and $279 reserved against accounts receivable retainage, net.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. During the year ended December 31, 2015, based upon an evaluation by management, the Company recorded a reserve totaling $1,282 against the accounts receivable retainage balance for amounts determined to be potentially uncollectible. For the three months ended June 30, 2016, the Company recorded an additional reserve of $279 against the remaining accounts receivable retainage, net balance.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. There was $163 and $134 in interest capitalized for the three months ended June 30, 2016 and 2015, respectively. There was $327 and $248 in interest capitalized for the six months ended June 30, 2016 and 2015, respectively.
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
The Company did not receive any Section 1603 grants during the six months ended June 30, 2016 and June 30, 2015.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $8,015 and $8,291 recorded in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility, as discussed in Note 11, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement. Deferred financing fees are presented on the consolidated balance sheets as a reduction to long-term debt and capital lease liabilities.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of June 30, 2016 and December 31, 2015, the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. The lender has committed to provide up to a maximum combined funding amount of $50,000 through December 31, 2016 on certain projects. During the quarter ended June 30, 2016, the Company sold three solar-PV projects and in return received $7,467 under the agreement. During the quarter ended March 31, 2016, the Company sold two solar-PV projects and in return received $3,541 under the agreement. During the quarter ended March 31, 2015, the Company sold two solar-PV projects and in return received $7,581 under the agreement. During the quarter ended December 31, 2015, the Company sold an additional project and in return received $4,925 under the agreement.
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
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain or loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). During the quarter-ended June 30, 2016, the Company recorded $124 of deferred loss related to sale-leasebacks which will be recognized straight-line over the 20 year lease terms. During the quarter-ended December 31, 2015, the Company recorded $1,421 of deferred loss related to sale-leasebacks which will be recognized straight-line over the 20 year lease terms. During the six months ended June 30, 2016 and June 30, 2015, the Company recorded $708 and $1,029 of deferred income, respectively. which will be recognized straight-line over the 20 year lease terms. The Company records the capital leaseback assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long-term debt and capital lease liabilities, less current portions and deferred financing fees, net in its consolidated balance sheets. During the quarters ended June 30, 2016 and June 30, 2015, the Company recorded $4,266 and $0 respectively, in capital lease assets and corresponding capital lease liabilities, and during the quarter ended

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

December 31, 2015 the Company recorded $3,299 in capital lease assets and corresponding capital lease liabilities. During the six months ended June 30, 2016 and June 30, 2015, the Company recorded $5,672 and $3,511 respectively, in capital lease assets and corresponding capital lease liabilities. The capital lease assets will be amortized straight-line over the 20 year lease terms. Leaseback payments made to the lessor, related to the capital lease liabilities, are allocated between interest expense and a reduction to the sale-leaseback financing obligation. The initial lease terms for the solar-PV projects sold during the three months ended June 30, 2016 are 20 years with semi-annual leaseback payments due to the investor ranging from $8 to $389 over the lease term. The initial lease terms for the solar-PV projects sold during the six months ended June 30, 2016 are 20 years with semi-annual leaseback payments due to the investor ranging from $8 to $389 over the lease term. The initial lease terms for the solar-PV projects sold during the year ended December 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $7 to $348 over the lease term.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which simplifies the presentation of deferred income taxes. The Company elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, it has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2016, the fair value of the Company’s long-term debt exceeds its carrying value by approximately $884. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 6.
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
For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $391 and $453, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $758 and $971, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of June 30, 2016, there was $3,354 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2016 or during the year ended December 31, 2015.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended June 30, 2016, the Company repurchased 417,698 shares of common stock in the amount of $1,949, including fees.
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
In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covered an initial notional amount of $38,571 variable rate note at a fixed interest rate of 1.965% and expired in June 2016. This interest rate swap had been designated as a hedge since inception.
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
In September 2015, the Company entered into a seven-year forward starting interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $20,746 variable rate note at a fixed interest rate of 2.19%, and expires in February 2023. The effective date of the interest rate swap was February 28, 2016. The underlying cash flows hedged have an initial principal balance of $20,746 with an effective date of March 30, 2016. This interest rate swap has been designated as a hedge since inception.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Ameresco, Inc.	$1,994	$1,991	$3,048	$(2,197)
Basic weighted-average shares outstanding	46,719,122	46,493,162	46,730,805	46,450,877
Effect of dilutive securities:
Stock options	74,228	892,250	—	—
Diluted weighted-average shares outstanding	46,793,350	47,385,412	46,730,805	46,450,877
For the three months ended June 30, 2016 and 2015 the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 3,661,286 and 1,705,470, respectively. For the six months ended June 30, 2016 and 2015 the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 4,306,348 and 1,735,470. For the six months ended June 30, 2016 the Company has excluded stock options from the calculation of dilutive shares under the treasury stock method where the sum of the assumed proceeds, including unrecognized compensation and related excess tax benefits, exceeds the difference between the market price and the exercise price.
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
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-03): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual reporting periods. The Company adopted this guidance in the first quarter of fiscal 2016. As such, deferred financing fees are presented on the Consolidated Balance Sheets as a reduction to long-term debt and capital lease liabilities.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for us on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2015	$24,759	$3,375	$3,162	$—	$27,789	$59,085
Currency effects	—	—	223	—	(693)	(470)
Balance, June 30, 2016	$24,759	$3,375	$3,385	$—	$27,096	$58,615
Accumulated Goodwill Impairment Balance, December 31, 2015	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, June 30, 2016	$—	$—	$(1,016)	$—	$—	$(1,016)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the six months ended June 30, 2016 or for the year ended December 31, 2015.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2016	2015
Gross Carrying Amount
Customer contracts	$7,753	$7,898
Customer relationships	12,025	12,496
Non-compete agreements	3,265	3,324
Technology	2,735	2,701
Trade names	544	540
	26,322	26,959
Accumulated Amortization
Customer contracts	7,634	7,683
Customer relationships	7,357	6,621
Non-compete agreements	3,160	3,149
Technology	2,381	2,241
Trade names	508	495
	21,040	20,189
Intangible assets, net	$5,282	$6,770
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended June 30, 2016 and 2015 related to customer contracts was $48 and $231, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 related to customer contracts was $94 and $459, respectively. Amortization expense for the three months ended June 30, 2016 and 2015 related to all other acquired intangible assets was $559 and $784, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 related to all other acquired intangible assets was $1,117 and $1,565, respectively.
4. INCOME TAXES
The provision (benefit) for income taxes was $766 and $1,746 for the three months ended June 30, 2016 and 2015, respectively. The provision (benefit) for income taxes was $1,007 and $(1,156) for the six months ended June 30, 2016 and 2015, respectively. The estimated 2016 effective tax rate was 26.7% for the three months ended June 30, 2016 compared to a 46.7% estimated annual effective tax rate for the three months ended June 30, 2015. The estimated 2016 effective tax rate was 26.4% for the six months ended June 30, 2016 compared to a 34.5% estimated annual effective tax rate for the six months ended June 30, 2015.
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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2015	$2,200
Additions for prior year tax positions	—
Settlements with tax authorities	(84)
Reductions of prior year tax positions	—
Balance, June 30, 2016	$2,116
At June 30, 2016 and December 31, 2015, the Company had approximately $2,116 and $2,200, respectively, of total gross unrecognized tax benefits. At June 30, 2016 and December 31, 2015, the Company had approximately $700 and $800, respectively, of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Energyexcel LLP (“EEX”) in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($6,025 converted as of June 30, 2016) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of June 30, 2016 and December 31, 2015, respectively.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2016	2015
Liabilities:
Interest rate swap instruments	2	$8,509	$4,681
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There were no transfers in or out of level two for the six months ended June 30, 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of June 30, 2016		As of December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$108,300	$107,416	$108,323	$107,148
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at June 30, 2016.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$8,509	Other liabilities	$4,681

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(83)	$(101)	$(153)	$(184)
The following table summarizes the pre-tax amount of unrealized gain or loss recognized in accumulated other comprehensive loss, net (“AOCI”) in the Company’s consolidated balance sheets:

Six Months Ended
June 30, 2016
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,548)
Unrealized loss recognized in AOCI	(1,996)
Loss reclassified from AOCI to other expenses, net	(629)
Accumulated loss in AOCI at the end of the period	$(5,173)
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
At June 30, 2016, the Company included $1,554 in restricted cash and $32,932 of project assets, net related to the investment fund in the Company’s consolidated balance sheet. At December 31, 2015, the Company included $5,419 in restricted cash and $32,657 of project assets, net related to the investment fund in the Company’s consolidated balance sheet.
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
10. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling produced from renewable sources of energy from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. During the three months ended June 30, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended June 30, 2016
Revenues	$70,583	$43,099	$13,198	$19,060	$16,688	$162,628
Interest income	—	3	—	10	—	13
Interest expense	—	289	403	1,068	—	1,760
Depreciation and amortization of intangible assets	137	704	261	3,751	675	5,528
Unallocated corporate activity	—	—	—	—	—	(6,839)
Income (loss) before taxes, excluding unallocated corporate activity	4,623	4,565	(1,844)	2,290	71	9,705
Three Months Ended June 30, 2015
Revenues	71,594	30,437	13,837	16,319	20,302	152,489
Interest income	—	—	2	9	—	11
Interest expense	—	—	282	976	—	1,258
Depreciation and amortization of intangible assets	204	302	282	3,414	1,017	5,219
Unallocated corporate activity	—	—	—	—	—	(6,897)
Income (loss) before taxes, excluding unallocated corporate activity	6,158	5,042	(570)	2,112	(2,108)	10,634
Six Months Ended June 30, 2016
Revenues	112,204	81,768	28,005	39,753	34,674	296,404
Interest income	—	5	—	19	—	24
Interest expense	—	388	750	2,096	—	3,234
Depreciation and amortization of intangible assets	274	1,227	500	7,600	1,348	10,949
Unallocated corporate activity	—	—	—	—	—	(14,566)
Income (loss) before taxes, excluding unallocated corporate activity	4,814	10,965	(1,303)	4,611	(710)	18,377
Six Months Ended June 30, 2015
Revenues	118,028	54,580	24,732	29,922	40,660	267,922
Interest income	—	—	3	159	—	162
Interest expense	—	—	611	1,924	—	2,535
Depreciation and amortization of intangible assets	409	608	525	6,880	2,024	10,446
Unallocated corporate activity	—	—	—	—	—	(13,405)
Income (loss) before taxes, excluding unallocated corporate activity	$8,075	$8,300	$(5,578)	$2,349	$(3,094)	$10,052

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

11. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its landfill gas to energy and solar PV projects. The credit and guaranty agreement provides for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to a term loan during the year ended December 31, 2014. At June 30, 2016, $37,116 was outstanding under the term loan. The variable rate for this loan at June 30, 2016 was 3.64%.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan matures on March 30, 2023. On March 30, 2016, the construction loan was converted to a term loan. At December 31, 2015, $17,663 was outstanding under the construction loan. At June 30, 2016, $20,572 was outstanding under the term loan. The variable rate for this loan at June 30, 2016 was 3.13%.
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
The credit facility consists of a $60,000 revolving credit facility and a $17,143 term loan. The amount of the term loan represents the amount outstanding under the Company’s existing term loan at closing. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At June 30, 2016, there were $14,200 amounts outstanding under the revolving credit facility and $11,429 outstanding under the term loan. At December 31, 2015, there was $11,300 outstanding under the revolving credit facility and $14,285 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At June 30, 2016, the interest rate for borrowings under the revolving credit facility was 3.75% and interest rate for borrowings under the term loan was 2.38%.
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
At June 30, 2016, the Company was in compliance with all financial and operational covenants.
In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility. Under this amendment, the requirement of the total funded debt to EBITDA ratio was amended such that the Loan Parties shall not permit the Core Leverage Ratio (i) as of the end of each fiscal quarter ending on or before June 30, 2016, to exceed 2.00 to 1.00, (ii) as of the end of each fiscal quarter ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, to exceed 2.75 to 1.00, and (iii) as of the end of each fiscal quarter ending September 30, 2017 and thereafter, to exceed 2.00 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 4, 2016 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and as updated in our Quarterly Report for the quarter ended March 31, 2016. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside of our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter” in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).
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
As of June 30, 2016, we had backlog of approximately $435.1 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,116.0 million. As of June 30, 2015, we had fully-contracted backlog of approximately $398.3 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $944.5 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of June 30, 2016 and 2015, our 12-month backlog was $283.7 million and $344.0 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $157.0 million and $152.4 million as of June 30, 2016 and 2015, respectively.
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
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2015.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2016		2015
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$162,628	100.0%	$152,489	100.0%
Cost of revenues	130,772	80.4%	121,593	79.7%
Gross profit	31,856	19.6%	30,896	20.3%
Selling, general and administrative expenses	27,140	16.7%	25,812	16.9%
Operating income	4,716	2.9%	5,084	3.3%
Other expenses, net	1,850	1.1%	1,347	0.9%
Income before provision from income taxes	2,866	1.8%	3,737	2.5%
Income tax provision	766	0.5%	1,746	1.1%
Net income	2,100	1.3%	1,991	1.3%
Net income attributable to redeemable non-controlling interest	(106)	(0.1)%	—	—%
Net income attributable to Ameresco, Inc.	$1,994	1.2%	$1,991	1.3%

	Six Months Ended June 30,
	2016		2015
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$296,404	100.0%	$267,922	100.0%
Cost of revenues	236,872	79.9%	217,383	81.1%
Gross profit	59,532	20.1%	50,539	18.9%
Selling, general and administrative expenses	53,028	17.9%	49,883	18.6%
Operating income	6,504	2.2%	656	0.2%
Other expenses, net	2,693	0.9%	4,009	1.5%
Income (loss) before provision (benefit) from income taxes	3,811	1.3%	(3,353)	(1.3)%
Income tax provision (benefit)	1,007	0.3%	(1,156)	(0.4)%
Net income (loss)	$2,804	0.9%	$(2,197)	(0.8)%
Net loss attributable to redeemable non-controlling interest	244	0.1%	$—	—%
Net income (loss) attributable to Ameresco, Inc.	$3,048	1.0%	$(2,197)	(0.8)%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$162,628	$152,489	$10,139	6.6%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$296,404	$267,922	$28,482	10.6%

Revenues increased $10.1 million, or 6.6%, for the three months ended June 30, 2016 compared to the same period of 2015 due to a $12.7 million increase in revenues from our U.S. Federal segment and a $2.7 million increase in revenues from our Small-Scale Infrastructure segment, partially offset by a $1.0 million decrease in revenues from our U.S. Regions segment and a $3.6 million decrease in revenues from All Other. Revenues increased $28.5 million, or 10.6%, for the six months ended June 30, 2016 compared to the same period of 2015 due to a $27.2 million increase in revenues from our U.S. Federal segment and a $3.3 million increase in revenues from our Canada segment, partially offset by a $5.8 million decrease in revenues from our U.S. Regions segment and a $6.0 million decrease in revenues from All Other.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$130,772	$121,593	$9,179	7.5%
Gross margin %	19.6%	20.3%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$236,872	$217,383	$19,489	9.0%
Gross margin %	20.1%	18.9%
Cost of revenues increased $9.2 million, or 7.5%, for the three months ended June 30, 2016 and increased $19.5 million, or 9.0%, for the six months ended June 30, 2016 compared to the same periods of 2015, respectively, primarily due to the increase in revenues described above. Gross margin percentage decreased to 19.6% from 20.3% for the three months ended June 30, 2016 compared to the same period of 2015. This decrease was primarily attributable to cost budget revisions in our U.S. Federal segment during the three months ended June 30, 2016. Gross margin percentage increased to 20.1% from 18.9% for the six months ended June 30, 2016 compared to the same period for 2015. This increase was primarily due to the increase in revenues described above as well as cost budget revisions on a significant project in our Canada segment during the first quarter of 2015, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during the six months ended June 30, 2015.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are typically amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). For the three months ended June 30, 2016 and 2015, we recorded amortization expense of $0.1 million and $0.2 million, respectively, related to customer contracts. For the six months ended June 30, 2016 and 2015, we recorded amortization expense of $0.1 million and $0.5 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$27,140	$25,812	$1,328	5.1%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$53,028	$49,883	$3,145	6.3%
Selling, general and administrative expenses increased $1.3 million, or 5.1%, for the three months ended June 30, 2016 primarily due to $2.1 million in restructuring charges which included $1.9 million in bad debt expense in our Canada segment related to our restructuring efforts. Selling, general and administrative expenses increased $3.1 million, or 6.3%, for the six months ended June 30, 2016 primarily due to $2.4 million in restructuring charges, which included the $1.9 million in bad debt expense in our Canada segment described above and a $0.7 million write-down of accounts receivable, costs and estimated earnings in excess of billings and prepaid expenses and other current assets during the first quarter of 2016 related to a customer that declared bankruptcy.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended June 30, 2016 and 2015, we recorded amortization expense, related to these intangible assets, of $0.6 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2015, we recorded amortization expense, related to these intangible assets, of $1.1 million and $1.6 million, respectively.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net, increased $0.5 million for the three months ended June 30, 2016 compared to the same period of 2015 primarily due to an increase in interest expense. Other expenses, net, decreased $1.3 million for the six months ended June 30, 2016 compared to the same period of 2015 primarily due to favorable foreign currency exchange rate fluctuations, partially offset by a $0.5 million increase in interest expense.
Income (Loss) Before Taxes
Income before taxes decreased $0.9 million, or 23.3%, to $2.9 million for the three months ended June 30, 2016 from $3.7 million for the same period of 2015 due to the reasons described above. Income before taxes increased $7.2 million or 213.7%, to $3.8 million for the six months ended June 30, 2016 from a loss of $3.4 million for the same period of 2015 due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $0.8 million for the three months ended June 30, 2016, compared to $1.7 million for the three months ended June 30, 2015. The provision for income taxes was $1.0 million for the six months ended June 30, 2016, compared to a benefit of $1.2 million for the six months ended June 30, 2015. The estimated annual effective tax rate applied for the three months ended June 30, 2016 was 26.7% compared to 46.7% for the three months ended June 30, 2015. The estimated annual effective tax rate applied for the six months ended June 30, 2016 was 26.4% compared to 34.5% for the same period of 2015. The decrease in the rate compared to the same periods in the prior year was due primarily to the effects of the tax deduction under Internal Revenue Code Section 179D which had expired as of December 31, 2014 and was not available as of June 30, 2015. It was retroactively reinstated in December of 2015, however, and was available for the six months ended June 30, 2016. The current expiration date for the 179D deduction is December 31, 2016.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2016 relate to the effects of the tax deduction under Internal Revenue Code Section 179D and investment tax credits and production tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which we are entitled from plants we own.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year.
Net Income (Loss) and Earnings (Loss) Per Share
Net income increased $0.1 million, or 5.5%, to $2.1 million for the three months ended June 30, 2016 from $2.0 million for the same period of 2015. Net income increased $5.0 million, or 227.6%, to $2.8 million for the six months ended June 30, 2016 from a loss of $2.2 million for the same period of 2015.
Basic and diluted earnings per share for the three months ended June 30, 2016 and 2015 were $0.04. Basic and diluted earnings per share for the six months ended June 30, 2016 were $0.07, an increase of $0.12, or 240.0%, compared to the same period of 2015.
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
U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$70,583	$71,594	$(1,011)	(1.4)%
Income before taxes	$4,623	$6,158	$(1,535)	(24.9)%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$112,204	$118,028	$(5,824)	(4.9)%
Income before taxes	$4,814	$8,075	$(3,261)	(40.4)%
Revenues for our U.S. Regions segment decreased $1.0 million, or 1.4%, to $70.6 million for the three months ended June 30, 2016 and decreased $5.8 million, or 4.9%, to $112.2 million for the six months ended June 30, 2016, compared to the same periods of 2015, respectively, primarily due to a decrease in the number of active projects.
Income before taxes for our U.S. Regions segment decreased $1.5 million, or 24.9%, to $4.6 million for the three months ended June 30, 2016 and decreased $3.3 million, or 40.4%, to $4.8 million for the six months ended June 30, 2016, compared to the same periods of 2015, respectively, primarily due to the decrease in revenues described above, which resulted in decreased operating leverage, and an increase in project development costs.
U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$43,099	$30,437	$12,662	41.6%
Income before taxes	$4,565	$5,042	$(477)	(9.5)%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$81,768	$54,580	$27,188	49.8%
Income before taxes	$10,965	$8,300	$2,665	32.1%
Revenues for our U.S. Federal segment increased $12.7 million, or 41.6%, to $43.1 million for the three months ended June 30, 2016 and increased $27.2 million, or 49.8%, to $81.8 million for the six months ended June 30, 2016, compared to the same periods of 2015, respectively, primarily due to an increase in project size and the timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Federal segment decreased $0.5 million, or 9.5%, to $4.6 million for the three months ended June 30, 2016, compared to the same period of 2015 primarily due to a cost budget revision on a large project. Income before taxes for our U.S. Federal segment increased $2.7 million, or 32.1%, to $11.0 million for the six months ended June 30, 2016, compared to the same period of 2015 primarily due to the increase in revenue described above, partially offset by the budget revision described above.

Canada

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$13,198	$13,837	$(639)	(4.6)%
Income (loss) before taxes	$(1,844)	$(570)	$(1,274)	223.5%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$28,005	$24,732	$3,273	13.2%
Loss before taxes	$(1,303)	$(5,578)	$4,275	(76.6)%
Revenues for our Canada segment decreased $0.6 million, or 4.6%, to $13.2 million for the three months ended June 30, 2016 compared to the same period of 2015 primarily due to the phase of active projects. Revenues for our Canada segment increased $3.3 million, or 13.2%, to $28.0 million for the six months ended June 30, 2016, compared to the same periods of 2015, primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized in 2015.
Loss before taxes for our Canada segment increased $1.3 million to $1.8 million for the three months ended June 30, 2016 compared to the same period of 2015 primarily due to $1.9 million of bad debt expense related to our previously disclosed restructuring efforts in Canada. Loss before taxes for our Canada segment decreased $4.3 million, or 76.6%, to $1.3 million for the six months ended June 30, 2016, compared to the same periods of 2015 primarily due to a reserve in 2015 for potential future losses on the significant project described above, partially offset by the bad debt expense recorded during the three months ended June 30, 2016 described above.
Small-Scale Infrastructure

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$19,060	$16,319	$2,741	16.8%
Income before taxes	$2,290	$2,112	$178	8.4%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$39,753	$29,922	$9,831	32.9%
Income before taxes	$4,611	$2,349	$2,262	96.3%
Revenues for our Small-Scale Infrastructure segment increased $2.7 million, or 16.8%, to $19.1 million for the three months ended June 30, 2016 and increased $9.8 million, or 32.9%, to $39.8 million for the six months ended June 30, 2016, compared to the same periods of 2015, primarily due to the active development of a small-scale plant we are constructing for a customer during the six months ended June 30, 2016, as compared to the same period of 2015 where no similar projects were in development.
Income before taxes for our Small-Scale Infrastructure segment increased $0.2 million, or 8.4%, to $2.3 million for the three months ended June 30, 2016 compared to the same period of 2015 primarily due to the increase in revenues described above offset by revisions to our property tax estimates resulting in a cumulative decrease in accrued costs in 2015. Income before taxes for our Small-Scale Infrastructure segment increased $2.3 million, or 96.3%, to $4.6 million for the six months ended June 30, 2016, primarily due to the increase in revenues described above.

All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$16,688	$20,302	$(3,614)	(17.8)%
Income (loss) before taxes	$71	$(2,108)	$2,179	(103.4)%
Unallocated corporate activity	$(6,839)	$(6,897)	$58	(0.8)%

	Six Months Ended June 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$34,674	$40,660	$(5,986)	(14.7)%
Loss before taxes	$(710)	$(3,094)	$2,384	(77.1)%
Unallocated corporate activity	$(14,566)	$(13,405)	$(1,161)	8.7%
Revenues not allocated to segments and presented as All Other decreased $3.6 million, or 17.8%, to $16.7 million for the three months ended June 30, 2016 and decreased $6.0 million, or 14.7%, to $34.7 million for the six months ended June 30, 2016, compared to the same periods of 2015 primarily due to our anticipated decrease in integrated-PV sales as a result of a weakening of sales to customers for oilfield microgrid applications.
Income (loss) before taxes not allocated to segments and presented as all other increased $2.2 million to income of $0.1 million for the three months ended June 30, 2016 and increased $2.4 million, or 77.1%, to a loss of $0.7 million for the six months ended June 30, 2016, compared to the same periods of 2015 primarily due to the positive impact of our 2015 restructuring efforts including cost savings realized in our software group.
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
The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively.

Cash flows from operating activities. Operating activities used $39.7 million of net cash during the six months ended June 30, 2016. During that period, we had net income of $2.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange (gain) loss and other non-cash items totaling $14.0 million. Decreases in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, other assets and an increase in income taxes payable provided $19.5 million. These were offset by increases in restricted cash, accounts receivable, including retainage, inventory, prepaid expenses and other current assets, project development costs and decreases in accounts payable and accrued expenses and other current liabilities and other liabilities, which used $25.8 million in cash. An increase in Federal ESPC receivables used an additional $50.2 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $37.0 million of net cash during the six months ended June 30, 2015. During that period, we had a net loss of $2.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange (gain) loss and other non-cash items totaling $11.6 million. Decreases in accounts receivable, including retainage, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net provided $7.0 million in cash. These were offset by increases in restricted cash, inventory, prepaid expenses and other current assets, project development costs and other assets and decreases in accounts payable and accrued expenses, other liabilities and income taxes payable, which used $23.7 million. An increase in Federal ESPC receivables used an additional $29.6 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2016 used $23.0 million. We invested $20.8 million on purchases of project assets during the six months ended June 30, 2016. We plan to invest an additional $50 million to $65 million on capital expenditures, principally for renewable energy plants, for the remainder of 2016. In addition, we invested $2.2 million in purchases of other property and equipment.
Cash flows from investing activities during the six months ended June 30, 2015 used $13.4 million. Development of our renewable energy plants used $13.6 million. In addition, we invested $0.6 million in purchases of other property and equipment and received $0.9 million from the sale of assets.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2016 provided $57.2 million. This was primarily due to proceeds from redeemable non-controlling interest of $6.5 million, $3.4 million of restricted cash released into operating cash, $11.0 million received under our sale-leaseback financing arrangement, proceeds from project financings of $3.0 million, net draws on our revolving credit facility of $2.9 million and proceeds from exercises of options of $0.5 million. This was partially offset by payments on long-term debt of $6.1 million, repurchase of stock of $1.9 million, including fees, and payments of financing fees of $0.7 million. Proceeds from Federal ESPC projects provided $38.8 million.
Cash flows from financing activities during the six months ended June 30, 2015 provided $45.1 million. This was primarily due to $7.6 million received under our sale-leaseback financing arrangement, net draws on our revolving credit facility of $3.5 million and proceeds from exercises of options of $0.6 million. These was partially offset by payments on long-term debt of $6.1 million and payments of financing fees of $1.2 million. Proceeds from Federal ESPC projects provided $40.9 million.
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
The credit facility consists of a $60.0 million revolving credit facility and a $17.1 million term loan. The amount of the term loan represents the amount outstanding under our existing term loan at closing. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries

(as defined in the agreement). At June 30, 2016, there was $14.2 million borrowings outstanding and $36.1 million available under the revolving credit facility and $11.4 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At June 30, 2016, the interest rate for borrowings under the revolving credit facility was 3.75% and interest rate for borrowings under the term loan was 2.38%.
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
As of June 30, 2016, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months. After the quarter ended we entered into an amendment to the credit facility that increases our ability to draw on the revolving credit facility. See Note 11 for further details.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of June 30, 2016, we had outstanding $87.8 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2028. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 7.3%.
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At June 30, 2016, $20.6 million was outstanding under the term loan. The variable rate for this loan at June 30, 2016 was 3.1%.

One loan with an outstanding balance as of June 30, 2016 totaling $2.9 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of June 30, 2016 of $37.1 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2015, we had outstanding $87.5 million in aggregate principal amount under these loans. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 2.8% to 7.3%. These loans mature at various dates from 2017 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2016 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $121.6 million and $122.0 million in principal amounts at June 30, 2016 and December 31, 2015, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.
Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. The lender has committed to provide up to a maximum combined funding amount of $50.0 million through December 31, 2016, on certain projects. As of June 30, 2016, $26.5 million remained available under the lending commitment. During the quarter ended June 30, 2016, we sold three solar-PV projects and in return received $7.5 million as part of this arrangement. No solar-PV projects were sold during the quarter ended June 30, 2015. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2016 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$14,200	$—	$—	$14,200	$—
Term Loan	11,429	5,714	5,715	—	—
Project Financing:
Construction and term loans	87,811	7,581	15,627	38,149	26,454
Federal ESPC liabilities(1)	121,633	—	121,633	—	—
Interest obligations(2)	45,205	6,190	10,214	8,076	20,725
Capital lease liabilities	12,236	1,588	3,692	3,262	3,694
Operating leases	17,946	4,251	6,512	3,493	3,690
Total	$310,460	$25,324	$163,393	$67,180	$54,563

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2016 remains constant for the term of the facility.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2016, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Item 1A. Risk Factors
As of June 30, 2016, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended June 30, 2016 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	$10,000,000
May 1, 2016 - May 31, 2016	118,395	4.68	118,395	9,446,056
June 1, 2016 - June 30, 2016	299,303	4.60	299,303	8,067,945
Total	417,698	$4.63	417,698	$8,067,945

Under the Repurchase Program, we are authorized to repurchase up to $10.0 million of our Class A common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions.  The Repurchase Program may be suspended or terminated at any time without prior notice, and has no expiration date.
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

AMERESCO, INC.
Date: August 9, 2016	By:	/s/ John R. Granara, III
John R. Granara, III
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1*
Amendment No. 1 to Third Amended and Restated Credit and Security Agreement dated April 22, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.2*
Amendment No. 2 to Third Amended and Restated Credit and Security Agreement dated May 4, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.3*	Seventh Amendment to Lease dated May 6, 2016 by and between 111 MPA LLC and Ameresco, Inc.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.