Form 10-Q
period 2016-09-30
Ameresco, Inc.
filed 2016-11-01
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 28, 2016
Class A Common Stock, $0.0001 par value per share	27,849,019
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015	1

Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity for the nine months ended September 30, 2016 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	43

Signatures	44

Exhibit Index	45

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,357	$21,645
Restricted cash	12,449	16,236
Accounts receivable, net	80,737	73,372
Accounts receivable retainage, net	21,797	21,454
Costs and estimated earnings in excess of billings	60,085	88,334
Inventory, net	13,388	13,223
Prepaid expenses and other current assets	14,728	11,745
Income tax receivable	—	2,151
Project development costs	15,037	15,538
Total current assets	236,578	263,698
Federal ESPC receivable	124,888	125,804
Property and equipment, net	5,637	5,328
Project assets, net	279,257	244,309
Goodwill	58,361	59,085
Intangible assets, net	4,615	6,770
Other assets	24,758	18,446
Total assets	$734,094	$723,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$15,246	$13,427
Accounts payable	125,014	114,759
Accrued expenses and other current liabilities	22,403	21,983
Billings in excess of cost and estimated earnings	18,723	28,744
Income taxes payable	631	810
Total current liabilities	182,017	179,723
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	113,596	100,490
Federal ESPC liabilities	108,039	122,040
Deferred income taxes	2,417	4,010
Deferred grant income	7,877	8,291
Other liabilities	21,127	18,854
Commitments and contingencies (Note 5)
Redeemable non-controlling interest	6,797	490
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2016	2015
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 28,980,284 shares issued and 28,059,340 shares outstanding at September 30, 2016, 28,684,392 shares issued and outstanding at December 31, 2015	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	2	2
Additional paid-in capital	112,366	110,311
Retained earnings	193,217	184,454
Accumulated other comprehensive loss, net	(8,913)	(5,228)
Less - treasury stock, at cost, 920,944 shares at September 30, 2016	(4,451)	—
Total equity	292,224	289,542
Total liabilities, redeemable non-controlling interest and equity	$734,094	$723,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$180,598	$189,142	$477,002	$457,064
Cost of revenues	141,803	152,849	378,675	370,232
Gross profit	38,795	36,293	98,327	86,832
Selling, general and administrative expenses	28,852	26,623	81,880	76,506
Operating income	9,943	9,670	16,447	10,326
Other expenses, net	2,268	2,149	4,961	6,158
Income before provision for income taxes	7,675	7,521	11,486	4,168
Income tax provision	1,865	3,343	2,872	2,187
Net income	5,810	4,178	8,614	1,981
Net loss (income) attributable to redeemable non-controlling interest	(95)	—	149	—
Net income attributable to Ameresco, Inc.	$5,715	$4,178	$8,763	$1,981
Net income per share attributable to common shareholders:
Basic	$0.12	$0.09	$0.19	$0.04
Diluted	$0.12	$0.09	$0.19	$0.04
Weighted average common shares outstanding:
Basic	46,360,575	46,517,638	46,606,494	46,473,375
Diluted	46,430,163	48,056,359	46,669,036	47,623,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net income	$5,810	$4,178
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedge, net of tax (provision) benefit of $(100) and $706, respectively	398	(1,429)
Foreign currency translation adjustments	(99)	(1,222)
Total other comprehensive income (loss)	299	(2,651)
Comprehensive income	6,109	1,527
Comprehensive income attributable to redeemable non-controlling interest	(95)	—
Comprehensive income attributable to Ameresco, Inc.	$6,014	$1,527

	Nine Months Ended September 30,
	2016	2015
Net income	$8,614	$1,981
Other comprehensive (loss) income:
Unrealized loss from interest rate hedge, net of tax benefit of $1,256 and $629, respectively	(2,227)	(1,043)
Foreign currency translation adjustments	(1,458)	(1,983)
Total other comprehensive loss	(3,685)	(3,026)
Comprehensive income (loss)	4,929	(1,045)
Comprehensive loss attributable to redeemable non-controlling interest	149	—
Comprehensive income (loss) attributable to Ameresco, Inc.	$5,078	$(1,045)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2015	$490	28,684,392	$3	18,000,000	$2	$110,311	$184,454	$(5,228)	—	$—	$289,542
Exercise of stock options	—	295,892	—	—	—	969	—	—	—	—	969
Stock-based compensation expense	—	—	—	—	—	1,086	—	—	—	—	1,086
Open market purchase of common shares	—	(920,944)	—	—	—	—	—	—	920,944	(4,451)	(4,451)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(2,227)	—	—	(2,227)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,458)	—	—	(1,458)
Contributions from redeemable non-controlling interest, net	6,456	—	—	—	—	—	—	—			—
Net (loss) income	(149)	—	—	—	—	—	8,763	—	—	—	8,763
Balance, September 30, 2016	$6,797	28,059,340	$3	18,000,000	$2	$112,366	$193,217	$(8,913)	920,944	$(4,451)	$292,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,614	$1,981
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of project assets	14,139	12,115
Depreciation of property and equipment	2,300	2,349
Amortization of deferred financing fees	994	850
Amortization of intangible assets	1,793	3,041
Provision for bad debts	5,137	239
Unrealized gain on interest rate swaps	(227)	(277)
Stock-based compensation expense	1,086	1,367
Deferred income taxes	(344)	(2,920)
Unrealized foreign exchange (gain) loss	(277)	1,324
Changes in operating assets and liabilities:
Restricted cash	(4,592)	(2,216)
Accounts receivable	(7,136)	(5,258)
Accounts receivable retainage	(403)	(1,501)
Federal ESPC receivable	(83,431)	(50,555)
Inventory, net	(165)	(3,347)
Costs and estimated earnings in excess of billings	28,119	(10,792)
Prepaid expenses and other current assets	(3,292)	(4,039)
Project development costs	838	(4,999)
Other assets	(137)	(2,807)
Accounts payable, accrued expenses and other current liabilities	(1,225)	22,396
Billings in excess of cost and estimated earnings	(9,510)	7,329
Other liabilities	(2,005)	(573)
Income taxes payable	2,348	3,674
Cash flows from operating activities	(47,376)	(32,619)
Cash flows from investing activities:
Purchases of property and equipment	(2,696)	(1,040)
Purchases of project assets	(45,205)	(29,932)
Proceeds from sale of assets	—	852
Cash flows from investing activities	$(47,901)	$(30,120)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Payments of financing fees	$(1,266)	$(1,894)
Proceeds from exercises of options	969	611
Repurchase of common stock	(4,451)	—
Proceeds (repayments) from senior secured credit facility, net	7,501	(5,000)
Proceeds from long-term debt financing	7,803	4,584
Proceeds from Federal ESPC projects	65,075	61,846
Proceeds from sale-leaseback financing	17,045	7,581
Non-controlling interest	—	(116)
Proceeds from investment by redeemable non-controlling interest, net	6,456	—
Restricted cash	2,952	(74)
Payments on long-term debt	(9,246)	(9,051)
Cash flows from financing activities	92,838	58,487
Effect of exchange rate changes on cash	(849)	1,746
Net decrease in cash and cash equivalents	(3,288)	(2,506)
Cash and cash equivalents, beginning of period	21,645	23,762
Cash and cash equivalents, end of period	$18,357	$21,256
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,956	$4,197
Cash paid for income taxes	$2,940	$1,204
Non-cash Federal ESPC settlement	$79,075	$26,320
Accrued purchases of project assets	$15,869	$13,241
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
The condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPCs”), construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates their fair value measured using level one inputs per the fair value hierarchy as defined in Note 6. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of September 30, 2016 and December 31, 2015, the Company classified the non-current portion of restricted cash of $19,333 and $13,515, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Nine Months Ended September 30,
	2016	2015
Allowance for doubtful accounts, beginning of period	$3,729	$2,851
Charges to costs and expenses	4,057	239
Account write-offs and other	195	(295)
Allowance for doubtful accounts, end of period	$7,981	$2,795
During the nine months ended September 30, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $2,394 was recorded as an allowance for doubtful accounts in accounts receivable, net. In addition, the Company recorded a $476 charge to write-off costs and estimated earnings in excess of billings and a $325 charge for project costs incurred during the first quarter of 2016. The Company has an additional exposure of $758 for the remaining receivables. During the nine months ended September 30, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. This reserve included $1,655 for doubtful accounts in accounts receivable, net and $279 reserved against accounts receivable retainage, net.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. During the year ended December 31, 2015, based upon an evaluation by management, the Company recorded a reserve totaling $1,282 against the accounts receivable retainage balance for amounts determined to be potentially uncollectible. For the nine months ended September 30, 2016, the Company recorded an additional reserve of $279 against the remaining accounts receivable retainage, net balance.
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
Project Assets
Project assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized to cost of revenues in the Company’s consolidated statements of income on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income on a straight line basis over the useful life of the associated project asset. There was $289 and $232 in interest capitalized for the three months ended September 30, 2016 and 2015, respectively. There was $616 and $480 in interest capitalized for the nine months ended September 30, 2016 and 2015, respectively.
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
The Company did not receive any Section 1603 grants during the nine months ended September 30, 2016 or September 30, 2015.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,877 and $8,291 recorded in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. As of September 30, 2016 and December 31, 2015, the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. In September 2016, the Company amended its agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. During the quarter ended September 30, 2016, the Company sold one solar-PV project and in return received $6,037 under the agreement. During the quarter ended June 30, 2016, the Company sold three solar-PV projects and in return received $7,467 under the agreement. During the quarter ended March 31, 2016, the Company sold two solar-PV projects and in return received $3,541 under the agreement. During the quarter ended March 31, 2015, the Company sold two solar-PV projects and in return received $7,581 under the agreement. During the quarter ended December 31, 2015, the Company sold one solar-PV project and in return received $4,925 under the agreement.
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
For solar-PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar-PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar-PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain or loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income. During the quarter-ended September 30, 2016, the Company recorded $333 of deferred gain related to sale-leasebacks which will be recognized straight-line over the 25 year lease term. During the quarter-ended June 30, 2016, the Company recorded $124 of deferred loss related to sale-leasebacks which will be recognized straight-line over the 20 year lease terms. During the quarter-ended December 31, 2015, the Company recorded $1,421 of deferred loss related to sale-leasebacks which will be recognized straight-line over the 20 year lease terms. During the nine months ended

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

September 30, 2016 and September 30, 2015, the Company recorded $1,040 and $1,029 of deferred gain, respectively. which will be recognized straight-line over the 20 to 25 year lease terms. The Company records the capital leaseback assets in project assets, net in its consolidated balance sheets. The Company records the capital lease liabilities in long-term debt and capital lease liabilities, less current portions and deferred financing fees, net in its consolidated balance sheets. During the quarters ended September 30, 2016 and September 30, 2015, the Company recorded $3,158 and $0 respectively, in capital lease assets and corresponding capital lease liabilities, and during the quarter ended December 31, 2015 the Company recorded $3,299 in capital lease assets and corresponding capital lease liabilities. During the nine months ended September 30, 2016 and September 30, 2015, the Company recorded $8,830 and $3,511 respectively, in capital lease assets and corresponding capital lease liabilities. The capital lease assets will be amortized straight-line over the 20 to 25 year lease terms. Leaseback payments made to the lessor, related to the capital lease liabilities, are allocated between interest expense and a reduction to the sale-leaseback financing obligation. The initial lease term for the solar-PV project sold during the three months ended September 30, 2016 is 25 years with semi-annual leaseback payments due to the investor ranging from $2 to $397 over the lease term. The initial lease terms for the solar-PV projects sold during the nine months ended September 30, 2016 are 20 to 25 years with semi-annual leaseback payments due to the investor ranging from $2 to $397 over the lease term. The initial lease terms for the solar-PV projects sold during the year ended December 31, 2015 are 20 years with semi-annual leaseback payments due to the investor ranging from $7 to $348 over the lease term.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2031. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which simplifies the presentation of deferred income taxes. The Company elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent in its consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2016, the fair value of the Company’s long-term debt exceeds its carrying value by approximately $1,775. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 6.
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
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation that the Company would pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management’s expectations. Because there was no public market for the Company’s common stock prior to the Company’s initial public offering, for certain option grants management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly traded peer companies, and it is expected that the Company will continue to use this methodology until such time as there is adequate historical data regarding the volatility of the Company’s publicly traded stock price.
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
For the three months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $328 and $396, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2016

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

and 2015, the Company recorded stock-based compensation expense of $1,086 and $1,367, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of September 30, 2016, there was $3,306 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.8 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the nine months ended September 30, 2016 or during the year ended December 31, 2015.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended September 30, 2016, the Company repurchased 503,246 shares of common stock in the amount of $2,502, including fees. During the nine months ended September 30, 2016, the Company repurchased 920,944 shares of common stock in the amount of $4,451, including fees.
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
The Company recognizes cash flows from derivative instruments as operating activities in the consolidated statements of cash flows. The effective portion of changes in fair value on interest rate swaps designated as cash flow hedges are recognized in the Company’s consolidated statements of comprehensive income (loss). The ineffective portion of changes in fair value on interest rate swaps designated as hedges and changes in fair value on interest rate swaps not designated as hedges are recognized in the Company’s consolidated statements of income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Ameresco, Inc.	$5,715	$4,178	$8,763	$1,981
Basic weighted-average shares outstanding	46,360,575	46,517,638	46,606,494	46,473,375
Effect of dilutive securities:
Stock options	69,588	1,538,721	62,542	1,149,667
Diluted weighted-average shares outstanding	46,430,163	48,056,359	46,669,036	47,623,042
For the three months ended September 30, 2016 and 2015 the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 3,437,620 and 2,171,104, respectively. For the nine months ended September 30, 2016 and 2015 the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 3,437,620 and 1,704,004. For the nine months ended September 30, 2016 the Company has excluded stock options from the calculation of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

dilutive shares under the treasury stock method where the sum of the assumed proceeds, including unrecognized compensation and related excess tax benefits, exceeds the difference between the market price and the exercise price.
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
The Company has determined that the provisions in the contractual arrangement represent a substantive profit-sharing arrangement. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interest in the consolidated statements of income reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreement, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiary and the investor. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holder may create volatility in the Company’s consolidated statements of income as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interest from quarter to quarter.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for the Company on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2015	$24,759	$3,375	$3,162	$—	$27,789	$59,085
Currency effects	—	—	175	—	(899)	(724)
Balance, September 30, 2016	$24,759	$3,375	$3,337	$—	$26,890	$58,361
Accumulated Goodwill Impairment Balance, December 31, 2015	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, September 30, 2016	$—	$—	$(1,016)	$—	$—	$(1,016)
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the nine months ended September 30, 2016 or for the year ended December 31, 2015.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of September 30,	As of December 31,
	2016	2015
Gross Carrying Amount
Customer contracts	$7,690	$7,898
Customer relationships	11,876	12,496
Non-compete agreements	3,240	3,324
Technology	2,728	2,701
Trade names	543	540
	26,077	26,959
Accumulated Amortization
Customer contracts	7,614	7,683
Customer relationships	7,731	6,621
Non-compete agreements	3,169	3,149
Technology	2,435	2,241
Trade names	513	495
	21,462	20,189
Intangible assets, net	$4,615	$6,770
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income. Amortization expense for the three months ended September 30, 2016 and 2015 related to customer contracts was $46 and $230, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 related to customer contracts was $140 and $689, respectively. Amortization expense for the three months ended September 30, 2016 and 2015 related to all other acquired intangible assets was $536 and $787, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 related to all other acquired intangible assets was $1,653 and $2,352, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

4. INCOME TAXES
The provision for income taxes was $1,865 and $3,343 for the three months ended September 30, 2016 and 2015, respectively. The provision for income taxes was $2,872 and $2,187 for the nine months ended September 30, 2016 and 2015, respectively. The estimated 2016 effective tax rate was 24.3% for the three months ended September 30, 2016 compared to a 44.4% estimated annual effective tax rate for the three months ended September 30, 2015. The estimated 2016 effective tax rate was 25.0% for the nine months ended September 30, 2016 compared to a 52.5% estimated annual effective tax rate for the nine months ended September 30, 2015.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 were the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which the Company is entitled to from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. In addition, the tax deduction under Internal Revenue Code Section 179D expired as of December 31, 2014 and was retroactively reinstated in December of 2015. The current expiration date for the 179D deduction is December 31, 2016.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2015	$2,200
Additions for prior year tax positions	—
Settlements with tax authorities	(436)
Reductions of prior year tax positions	—
Balance, September 30, 2016	$1,764
At September 30, 2016 and December 31, 2015, the Company had approximately $1,764 and $2,200, respectively, of total gross unrecognized tax benefits. At September 30, 2016 and December 31, 2015, the Company had approximately $400 and $800, respectively, of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Energyexcel LLP (“EEX”) in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($5,836 converted as of September 30, 2016) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of September 30, 2016 and December 31, 2015, respectively.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		September 30,	December 31,
	Level	2016	2015
Liabilities:
Interest rate swap instruments	2	$7,937	$4,681
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There were no transfers in or out of level two for the nine months ended September 30, 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of September 30, 2016		As of December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$115,305	$113,530	$108,323	$107,148
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at September 30, 2016.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$7,937	Other liabilities	$4,681
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(74)	$(93)	$(227)	$(277)
The following table summarizes the pre-tax amount of unrealized gain or loss recognized in accumulated other comprehensive loss, net (“AOCI”) in the Company’s consolidated balance sheets:

Nine Months Ended
September 30, 2016
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,548)
Unrealized loss recognized in AOCI	(1,302)
Loss reclassified from AOCI to other expenses, net	(925)
Accumulated loss in AOCI at the end of the period	$(4,775)
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

At September 30, 2016, the Company’s consolidated balance sheet included $949 in cash, $1,554 in restricted cash, $241 in accounts receivable, $293 in costs and estimated earnings in excess of billings, $43 in prepaid expenses and other current assets, $32,535 of project assets, $84 in other assets, and $33 in accrued expenses and other current liabilities related to the investment fund. At December 31, 2015, the Company’s consolidated balance sheet included $5,419 in restricted cash, $25 in prepaid expenses and other current assets, $32,657 of project assets, net and $112 in other assets related to the investment fund.
9. NON-CONTROLLING INTERESTS
Redeemable Non-controlling Interest
The Company’s wholly owned subsidiary with a membership interest in the investment fund has the right, beginning on the fifth anniversary of the final funding of the variable rate construction and term loans due 2023 and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (the “Call Option”). The Company’s investment fund, which was formed in the third quarter of 2015, also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (the “Put Option”).
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
10. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling produced from renewable sources of energy from small-scale plants that the Company owns. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. During the nine months ended September 30, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. During the three and nine months ended September 30, 2016, the Company included in unallocated corporate activity $2,194 and $3,195, respectively, as a reserve for a customer who declared bankruptcy.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended September 30, 2016
Revenues	$83,652	$46,498	$12,018	$21,790	$16,640	$180,598
Interest income	—	2	—	10	—	12
Interest expense	—	278	493	1,116	—	1,887
Depreciation and amortization of intangible assets	116	686	288	4,063	649	5,802
Unallocated corporate activity	—	—	—	—	—	(10,478)
Income (loss) before taxes, excluding unallocated corporate activity	7,918	5,338	(154)	5,312	(261)	18,153
Three Months Ended September 30, 2015
Revenues	103,847	35,491	12,931	16,025	20,848	189,142
Interest income	—	—	—	—	—	—
Interest expense	—	—	369	990	—	1,359
Depreciation and amortization of intangible assets	213	299	278	3,691	1,020	5,501
Unallocated corporate activity	—	—	—	—	—	(6,235)
Income (loss) before taxes, excluding unallocated corporate activity	10,581	4,332	(1,660)	2,204	(1,701)	13,756
Nine Months Ended September 30, 2016
Revenues	195,856	128,266	40,023	61,543	51,314	477,002
Interest income	—	7	—	29	—	36
Interest expense	—	666	1,243	3,212	—	5,121
Depreciation and amortization of intangible assets	390	1,913	788	11,663	1,997	16,751
Unallocated corporate activity	—	—	—	—	—	(25,044)
Income (loss) before taxes, excluding unallocated corporate activity	12,732	16,303	(1,457)	9,923	(971)	36,530
Nine Months Ended September 30, 2015
Revenues	221,875	90,071	37,663	45,947	61,508	457,064
Interest income	—	—	3	159	—	162
Interest expense	—	—	980	2,914	—	3,894
Depreciation and amortization of intangible assets	622	907	803	10,571	3,044	15,947
Unallocated corporate activity	—	—	—	—	—	(19,640)
Income (loss) before taxes, excluding unallocated corporate activity	$18,656	$12,632	$(7,238)	$4,553	$(4,795)	$23,808

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

11. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan matures on March 30, 2023. On March 30, 2016, the construction loan was converted to a term loan. At December 31, 2015, $17,663 was outstanding under the construction loan. At September 30, 2016, $20,572 was outstanding under the term loan. The variable rate for this loan at September 30, 2016 was 3.34%.
In August 2016, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provides for a $6,358 Canada dollar ($4,837 converted as of September 30, 2016) term loan credit facility and bears interest at a fixed rate of 4.95%. At September 30, 2016, $4,767 was outstanding under the term loan.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2015, the Company entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended the Company’s existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility matures on June 30, 2020 and the term loan facility matures on June 30, 2018, when all amounts will be due and payable in full. The Company expects to use the new credit facility for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility. Under this amendment, the requirement of the total funded debt to EBITDA ratio was amended as described below.
The credit facility consists of a $60,000 revolving credit facility and a $17,143 term loan. The amount of the term loan represents the amount outstanding under the Company’s existing term loan at closing. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At September 30, 2016, there were $18,733 amounts outstanding under the revolving credit facility and $10,000 outstanding under the term loan. At December 31, 2015, there was $11,300 outstanding under the revolving credit facility and $14,285 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At September 30, 2016, the interest rate for borrowings under the revolving credit facility was 3.75% and interest rate for borrowings under the term loan was 2.59%.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Under the credit facility, the Company and its subsidiaries may not invest cash or property in, or loan to, the Company’s non-core subsidiaries in aggregate amounts exceeding 49% of the Company’s consolidated stockholders’ equity. In addition, under the credit facility, the Company and its core subsidiaries must maintain the following financial covenants:

•		a ratio of total funded debt to EBITDA of:
	-	less than 2.00 to 1.0 as of the end of each fiscal quarter ending on or before June 30, 2016;
	-	less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017; and
	-	less than 2.00 to 1.0 as of the end of each fiscal quarter ending September 30, 2017 and thereafter; and
•		a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
At September 30, 2016, the Company was in compliance with all financial and operational covenants.
12. Subsequent Events
In October 2016, the Company entered into a non-recourse construction loan agreement with a lender to finance up to 80% of the value of construction costs on certain solar-PV projects in development. The maximum amount that can be drawn on the construction loan is $35,000. No amounts have been borrowed against the construction loan.

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
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into this agreement in order to finance the costs of constructing certain project assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnership for accounting purposes. Accordingly, we will consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investor’s share of the net assets of the investor’s funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which will be reflected on our consolidated statements of income, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.
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
As of September 30, 2016, we had backlog of approximately $443.8 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,054.5 million. As of September 30, 2015, we had fully-contracted backlog of approximately $379.3 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,032.6 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of September 30, 2016 and 2015, our 12-month backlog was $285.9 million and $306.8 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $149.0 million and $185.2 million as of September 30, 2016 and 2015, respectively.
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

Results of Operations
The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2016		2015
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$180,598	100.0%	$189,142	100.0%
Cost of revenues	141,803	78.5%	152,849	80.8%
Gross profit	38,795	21.5%	36,293	19.2%
Selling, general and administrative expenses	28,852	16.0%	26,623	14.1%
Operating income	9,943	5.5%	9,670	5.1%
Other expenses, net	2,268	1.3%	2,149	1.1%
Income before provision from income taxes	7,675	4.2%	7,521	4.0%
Income tax provision	1,865	1.0%	3,343	1.8%
Net income	5,810	3.2%	4,178	2.2%
Net income attributable to redeemable non-controlling interest	(95)	(0.1)%	—	—%
Net income attributable to Ameresco, Inc.	$5,715	3.2%	$4,178	2.2%

	Nine Months Ended September 30,
	2016		2015
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$477,002	100.0%	$457,064	100.0%
Cost of revenues	378,675	79.4%	370,232	81.0%
Gross profit	98,327	20.6%	86,832	19.0%
Selling, general and administrative expenses	81,880	17.2%	76,506	16.7%
Operating income	16,447	3.4%	10,326	2.3%
Other expenses, net	4,961	1.0%	6,158	1.3%
Income before provision from income taxes	11,486	2.4%	4,168	0.9%
Income tax provision	2,872	0.6%	2,187	0.5%
Net income	8,614	1.8%	1,981	0.4%
Net loss attributable to redeemable non-controlling interest	149	—%	—	—%
Net income attributable to Ameresco, Inc.	$8,763	1.8%	$1,981	0.4%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$180,598	$189,142	$(8,544)	(4.5)%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$477,002	$457,064	$19,938	4.4%
Revenues decreased $8.5 million, or 4.5%, for the three months ended September 30, 2016 compared to the same period of 2015 primarily due to a $20.2 million decrease in revenues from our U.S. Regions segment and a $4.2 million decrease in revenues from our All Other segment, partially offset by a a $11.0 million increase in revenues from our U.S. Federal segment and a $5.8 million increase in revenues from our Small-Scale Infrastructure segment.
Revenues increased $19.9 million, or 4.4%, for the nine months ended September 30, 2016 compared to the same period of 2015 due to a $38.2 million increase in revenues from our U.S. Federal segment, a $15.6 million increase in revenues from our Small-Scale Infrastructure segment, and a $2.4 million increase in revenues from our Canada segment, partially offset by a $26.0 million decrease in revenues from our U.S. Regions segment and a $10.2 million decrease in revenues from All Other.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$141,803	$152,849	$(11,046)	(7.2)%
Gross margin %	21.5%	19.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$378,675	$370,232	$8,443	2.3%
Gross margin %	20.6%	19.0%
Cost of revenues decreased $11.0 million, or 7.2%, for the three months ended September 30, 2016 and increased $8.4 million, or 2.3%, for the nine months ended September 30, 2016 compared to the same periods of 2015, respectively, primarily due to the changes in revenues described above. Gross margin percentage increased to 21.5% and 20.6% for the three and nine months ended September 30, 2016, respectively, from 19.2% and 19.0% for the same periods of 2015, respectively. The increase in gross margin percentage was primarily due to a favorable mix of higher margin revenues as well as cost budget revisions from a significant project in our Small-Scale Infrastructure segment during the three months ended September 30, 2016, which resulted in an increase in project to date revenues recognized. The increase for the nine months ended September 30, 2016 was also partially due to cost budget revisions on a significant project in our Canada segment during the first quarter of 2015, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during the nine months ended September 30, 2015.
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are typically amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income. For the nine months ended September 30, 2016 and 2015, we recorded amortization expense of $0.1 million and $0.7 million, respectively, related to customer contracts.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$28,852	$26,623	$2,229	8.4%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$81,880	$76,506	$5,374	7.0%
Selling, general and administrative expenses increased $2.2 million, or 8.4%, for the three months ended September 30, 2016 primarily due to $2.2 million write-down of accounts receivable related to a customer that declared bankruptcy. Selling, general and administrative expenses increased $5.4 million, or 7.0%, for the nine months ended September 30, 2016 primarily due to $2.9 million in write-downs, primarily in accounts receivable related to the customer bankruptcy and $1.9 million in bad debt expense in our Canada segment.

Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income. For the three months ended September 30, 2016 and 2015, we recorded amortization expense, related to these intangible assets, of $0.5 million and $0.8 million, respectively. For the nine months ended September 30, 2016 and 2015, we recorded amortization expense, related to these intangible assets, of $1.7 million and $2.4 million, respectively. The decrease was due to certain intangible assets being fully amortized in 2015.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net, decreased $1.2 million for the nine months ended September 30, 2016 compared to the same period of 2015 primarily due to favorable foreign currency exchange rate fluctuations, partially offset by a $1.0 million increase in interest expense primarily related to the construction-to-term loan we entered into in September 2015.
Income Before Taxes
Income before taxes increased $0.2 million, or 2.0%, to $7.7 million for the three months ended September 30, 2016 from $7.5 million for the same period of 2015 due to the reasons described above. Income before taxes increased $7.3 million or 175.6%, to $11.5 million for the nine months ended September 30, 2016 from $4.2 million for the same period of 2015 due to the reasons described above.
Provision from Income Taxes
The provision for income taxes was $1.9 million for the three months ended September 30, 2016, compared to $3.3 million for the three months ended September 30, 2015. The provision for income taxes was $2.9 million for the nine months ended September 30, 2016, compared to $2.2 million for the nine months ended September 30, 2015. The estimated annual effective tax rate applied for the three months ended September 30, 2016 was 24.3% compared to 44.4% for the three months ended September 30, 2015. The estimated annual effective tax rate applied for the nine months ended September 30, 2016 was 25.0% compared to 52.5% for the same period of 2015. The decrease in the rate compared to the same periods in the prior year was due primarily to the effects of the tax deduction under Internal Revenue Code Section 179D which had expired as of December 31, 2014 and was not available as of June 30, 2015. It was retroactively reinstated in December of 2015, however, and was available for the six months ended June 30, 2016. The current expiration date for the 179D deduction is December 31, 2016.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2016 relate to the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2015 were the effects of the valuation allowance required for the expected Canada losses as well as the investment tax credits and production tax credits to which we are entitled from plants we own.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year.
Net Income and Earnings Per Share
Net income increased $1.6 million, or 39.1%, to $5.8 million for the three months ended September 30, 2016 from $4.2 million for the same period of 2015. Net income increased $6.6 million, to $8.6 million for the nine months ended September 30, 2016 from $2.0 million for the same period of 2015.
Basic and diluted earnings per share for the three months ended September 30, 2016 were $0.12, compared to basic and diluted earnings per share for the three months ended September 30, 2015 of $0.09. Basic and diluted earnings per share for the nine months ended September 30, 2016 were $0.19, an increase of $0.15 compared to the same period of 2015.
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
U.S. Regions

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$83,652	$103,847	$(20,195)	(19.4)%
Income before taxes	$7,918	$10,581	$(2,663)	(25.2)%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$195,856	$221,875	$(26,019)	(11.7)%
Income before taxes	$12,732	$18,656	$(5,924)	(31.8)%
Revenues for our U.S. Regions segment decreased $20.2 million, or 19.4%, to $83.7 million for the three months ended September 30, 2016 and decreased $26.0 million, or 11.7%, to $195.9 million for the nine months ended September 30, 2016, compared to the same periods of 2015, respectively, primarily due to a decrease in the number of active projects.
Income before taxes for our U.S. Regions segment decreased $2.7 million, or 25.2%, to $7.9 million for the three months ended September 30, 2016 and decreased $5.9 million, or 31.8%, to $12.7 million for the nine months ended September 30, 2016, compared to the same periods of 2015, respectively, primarily due to the decrease in revenues described above, which resulted in decreased operating leverage.
U.S. Federal

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$46,498	$35,491	$11,007	31.0%
Income before taxes	$5,338	$4,332	$1,006	23.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$128,266	$90,071	$38,195	42.4%
Income before taxes	$16,303	$12,632	$3,671	29.1%
Revenues for our U.S. Federal segment increased $11.0 million, or 31.0%, to $46.5 million for the three months ended September 30, 2016 and increased $38.2 million, or 42.4%, to $128.3 million for the nine months ended September 30, 2016, compared to the same periods of 2015, respectively, primarily due to an increase in project size and the timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Federal segment increased $1.0 million, or 23.2%, to $5.3 million for the three months ended September 30, 2016, compared to the same period of 2015 primarily due to the increase in revenues described above. Income before taxes for our U.S. Federal segment increased $3.7 million, or 29.1%, to $16.3 million for the nine months ended September 30, 2016, compared to the same period of 2015 primarily due to the increase in revenue described above, partially offset by a budget revision on a large project in the second quarter of 2016.

Canada

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$12,018	$12,931	$(913)	(7.1)%
Loss before taxes	$(154)	$(1,660)	$1,506	(90.7)%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$40,023	$37,663	$2,360	6.3%
Loss before taxes	$(1,457)	$(7,238)	$5,781	(79.9)%
Revenues for our Canada segment decreased $0.9 million, or 7.1%, to $12.0 million for the three months ended September 30, 2016 compared to the same period of 2015 primarily due to the phase of active projects. Revenues for our Canada segment increased $2.4 million, or 6.3%, to $40.0 million for the nine months ended September 30, 2016, compared to the same periods of 2015, primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized in 2015, as well as an increase in the size of active projects in 2016.
Loss before taxes for our Canada segment decreased $1.5 million to $0.2 million for the three months ended September 30, 2016 compared to the same period of 2015 primarily due improved gross margin on active projects. Loss before taxes for our Canada segment decreased $5.8 million, or 79.9%, to $1.5 million for the nine months ended September 30, 2016, compared to the same periods of 2015 primarily due to a reserve in 2015 for potential future losses on the significant project described above as well as improved gross margin on active projects, partially offset by $1.9 million of bad debt expense recorded during the second quarter of 2016.
Small-Scale Infrastructure

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$21,790	$16,025	$5,765	36.0%
Income before taxes	$5,312	$2,204	$3,108	141.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$61,543	$45,947	$15,596	33.9%
Income before taxes	$9,923	$4,553	$5,370	117.9%
Revenues for our Small-Scale Infrastructure segment increased $5.8 million, or 36.0%, to $21.8 million for the three months ended September 30, 2016 and increased $15.6 million, or 33.9%, to $61.5 million for the nine months ended September 30, 2016, compared to the same periods of 2015, primarily due to the active development of a small-scale plant we are constructing for a customer during the nine months ended September 30, 2016, as compared to the same period of 2015 where no similar projects were in development.
Income before taxes for our Small-Scale Infrastructure segment increased $3.1 million, or 141.0%, to $5.3 million for the three months ended September 30, 2016 compared to the same period of 2015 primarily due to the increase in revenues described above. Income before taxes for our Small-Scale Infrastructure segment increased $5.4 million, or 117.9%, to $9.9 million for the nine months ended September 30, 2016, primarily due to the increase in revenues described above.

All Other & Unallocated Corporate Activity

	Three Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$16,640	$20,848	$(4,208)	(20.2)%
Loss before taxes	$(261)	$(1,701)	$1,440	(84.7)%
Unallocated corporate activity	$(10,478)	$(6,235)	$(4,243)	68.1%

	Nine Months Ended September 30,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$51,314	$61,508	$(10,194)	(16.6)%
Loss before taxes	$(971)	$(4,795)	$3,824	(79.7)%
Unallocated corporate activity	$(25,044)	$(19,640)	$(5,404)	27.5%
Revenues not allocated to segments and presented as All Other decreased $4.2 million, or 20.2%, to $16.6 million for the three months ended September 30, 2016 and decreased $10.2 million, or 16.6%, to $51.3 million for the nine months ended September 30, 2016, compared to the same periods of 2015 primarily due to our anticipated decrease in integrated-PV sales as a result of a weakening of sales to customers for oilfield microgrid applications.
Loss before taxes not allocated to segments and presented as all other decreased $1.4 million to $0.3 million for the three months ended September 30, 2016 and decreased $3.8 million, or 79.7%, to a loss of $1.0 million for the nine months ended September 30, 2016, compared to the same periods of 2015 primarily due to the positive impact of our 2015 restructuring efforts including cost savings realized in our software group.
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
The amount of interest capitalized relating to construction financing during the period of construction for the nine months ended September 30, 2016 and 2015 was $0.6 million and $0.5 million, respectively.

Cash flows from operating activities. Operating activities used $47.4 million of net cash during the nine months ended September 30, 2016. During that period, we had net income of $8.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange (gain) loss and other non-cash items totaling $24.6 million. Decreases in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, project development costs and an increase in income taxes payable provided $21.8 million. These were offset by increases in restricted cash, accounts receivable, including retainage, inventory, prepaid expenses and other current assets and other assets and decreases in accounts payable, accrued expenses and other current liabilities and other liabilities, which used $19.0 million in cash. Increases in Federal ESPC receivables used an additional $83.4 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $32.6 million of net cash during the nine months ended September 30, 2015. During that period, we had net income of $2.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange (gain) loss and other non-cash items totaling $18.1 million. Increases in accounts payable, accrued expenses and other current liabilities and income taxes payable provided $26.1 million in cash. These were offset by increases in restricted cash, accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets, project development costs and other assets and a decrease in other liabilities, which used $28.2 million. An increase in Federal ESPC receivables used an additional $50.6 million.
Cash flows from investing activities. Cash flows from investing activities during the nine months ended September 30, 2016 used $47.9 million. We invested $45.2 million on purchases of project assets during the nine months ended September 30, 2016. We plan to invest an additional $25 million to $40 million on capital expenditures, principally for renewable energy plants, for the remainder of 2016. In addition, we invested $2.7 million in purchases of other property and equipment.
Cash flows from investing activities during the nine months ended September 30, 2015 used $30.1 million. Development of our renewable energy plants used $29.9 million. In addition, we invested $1.0 million in purchases of other property and equipment and received $0.9 million from the sale of assets.
Cash flows from financing activities. Cash flows from financing activities during the nine months ended September 30, 2016 provided $92.8 million. This was primarily due to proceeds from redeemable non-controlling interest of $6.5 million, $3.0 million of restricted cash released into operating cash, $17.0 million received under our sale-leaseback financing arrangement, proceeds from project financings of $7.8 million, net draws on our revolving credit facility of $7.5 million and proceeds from exercises of options of $1.0 million. This was partially offset by payments on long-term debt of $9.2 million, repurchase of stock of $4.5 million, including fees, and payments of financing fees of $1.3 million. Proceeds from Federal ESPC projects provided $65.1 million.
Cash flows from financing activities during the nine months ended September 30, 2015 provided $58.5 million. This was primarily due to $7.6 million received under our sale-leaseback financing arrangement, proceeds from project financings of $4.6 million and proceeds from exercises of options of $0.6 million. These was partially offset by payments on long-term debt of $9.1 million, net repayments on our revolving credit facility of $5.0 million and payments of financing fees of $1.9 million. Proceeds from Federal ESPC projects provided $61.8 million.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility matures on June 30, 2020 and the term loan facility matures on June 30, 2018, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility. Under this amendment, the requirement of the total funded debt to EBITDA ratio was amended as described below.
The credit facility consists of a $60.0 million revolving credit facility and a $17.1 million term loan. The amount of the term loan represents the amount outstanding under our existing term loan at closing. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At September 30, 2016, there was $18.7 million borrowings outstanding and $41.3 million available under the revolving credit facility and $10.0 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At September 30, 2016, the interest rate for borrowings under the revolving credit facility was 3.75% and interest rate for borrowings under the term loan was 2.59%.
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
Under the credit facility, we may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, under the credit facility, we and our core subsidiaries must maintain the following financial covenants:

•		a ratio of total funded debt to EBITDA of:
	-	less than 2.00 to 1.0 as of the end of each fiscal quarter ending on or before June 30, 2016;
	-	less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017; and
	-	less than 2.00 to 1.0 as of the end of each fiscal quarter ending September 30, 2017 and thereafter; and
•		a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
As of September 30, 2016, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc. As of September 30, 2016, we had outstanding $91.0 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2031. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 7.3%.

In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At September 30, 2016, $20.6 million was outstanding under the term loan. The variable rate for this loan at September 30, 2016 was 3.3%.
One loan with an outstanding balance as of September 30, 2016 totaling $2.8 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of September 30, 2016 of $36.4 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2015, we had outstanding $87.5 million in aggregate principal amount under these loans. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 2.8% to 7.3%. These loans mature at various dates from 2017 to 2028.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2016 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $108.0 million and $122.0 million in principal amounts at September 30, 2016 and December 31, 2015, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar-PV”) projects. In September 2016, we amended our agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. As of September 30, 2016, $70.5 million remained available under the lending commitment. During the quarter ended September 30, 2016, we sold one solar-PV project and in return received $6.0 million as part of this arrangement. No solar-PV projects were sold during the quarter ended September 30, 2015. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally nonrecourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2016 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$18,733	$—	$—	$18,733	$—
Term Loan	10,000	5,714	4,286	—	—
Project Financing:
Construction and term loans	90,975	7,887	15,929	37,949	29,210
Federal ESPC liabilities(1)	108,039	—	108,039	—	—
Interest obligations(2)	47,098	6,458	10,922	8,683	21,035
Capital lease liabilities	15,312	1,645	4,608	4,228	4,831
Operating leases	17,742	4,449	6,565	3,261	3,467
Total	$307,899	$26,153	$150,349	$72,854	$58,543

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

(2)
For both the revolver and term loan portion of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2016 remains constant for the term of the facility.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2016, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Item 1A. Risk Factors
As of September 30, 2016, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended September 30, 2016 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	77,500	$4.77	77,500	$7,698,403
August 1, 2016 - August 31, 2016	189,757	4.83	189,757	6,781,672
September 1, 2016 - September 30, 2016	235,989	5.06	235,989	5,586,705
Total	503,246	$4.93	503,246	$5,586,705

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

AMERESCO, INC.
Date: November 1, 2016	By:	/s/ John R. Granara, III
John R. Granara, III
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1*
Amendment No. 3 to Third Amended and Restated Credit and Security Agreement dated July 27, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.