Form 10-K
period 2016-12-31
Ameresco, Inc.
filed 2017-03-03
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $92,090,491.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 1, 2017
Class A Common Stock, $0.0001 par value per share	27,394,471
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2017 annual meeting of stockholders are incorporated by reference into Part III.

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
•the impact of any restructuring;
•the uses of future earnings;
•our intention to repurchase shares of our Class A common stock;
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

Item 1. Business
Company Overview
Founded in 2000, Ameresco, Inc. is a leading independent provider of comprehensive energy services, including energy efficiency, infrastructure upgrades, energy security and resilience, asset sustainability and renewable energy solutions for businesses and organizations throughout North America and Europe. Ameresco’s sustainability services include capital and operational upgrades to a facility’s energy infrastructure and the development, construction, ownership and operation of renewable energy plants. Ameresco has successfully completed energy saving, environmentally responsible projects with federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers. With its corporate headquarters in Framingham, MA, Ameresco has more than 1,000 employees across more than 70 offices providing local expertise in the United States, Canada, and the United Kingdom.
Strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.
Our principal service is the development, design, engineering and installation of projects that reduce the energy and operations and maintenance (“O&M”) costs of our customers’ facilities. These projects generally include a variety of measures that incorporate innovative technology and techniques, customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, cooling and lighting systems, while enhancing the comfort and usability of the buildings. Such measures may include a combination of the following: water reclamation, light-emitting diode (“LED”) lighting, smart metering, intelligent micro-grids, battery storage, combine heat and power (“CHP”) or the installation of renewable energy, such as solar photovoltaic (“PV”). We also offer the ability to incorporate analytical tools that provide improved building energy management capabilities and enable customers to identify opportunities for energy cost savings. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. In most cases, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing, grants or rebates for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, which provides us with recurring revenue and visibility into the customer’s evolving needs.
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending upon the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date consist of solar PV installations and plants constructed adjacent to landfills, that use landfill gas (“LFG”) to generate energy. We have also designed and built, as well as own, operate and maintain, plants that utilize biogas from wastewater treatment processes. Our largest renewable energy project for a customer uses biomass as the primary source of energy. In the case of most of the plants that we own, the electricity, thermal energy or processed renewable gas fuel generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy. For information on how we finance the projects that we own and operate, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 7, “Long-Term Debt” and Note 9, “Investment Fund” to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2016, we had backlog of approximately $534.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $957.6 million. As of December 31, 2015, we had backlog of approximately $390.4 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we had not yet signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $955.8 million. As of December 31, 2014, we had backlog of approximately $386.2 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $853.8 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless and until a customer contract has been signed and we treat the project as fully-contracted backlog. Recently, awarded projects typically have been taking 12 to 18 months from award to having a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Generally, the larger and more complex the project, the longer it takes to take it from award to signed contract. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract.
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
Revenues generated from backlog, which we refer to as project revenues, were $454.2 million, $434.4 million and $386.8 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
We also expect to realize recurring revenues both from long-term O&M contracts and from energy output sales for renewable energy operating assets that we own. In addition, we expect to generate revenues from the sale of photovoltaic solar energy products and systems (“integrated-PV”) and other services, such as consulting services and enterprise energy management services. Information about revenues from these other service and product offerings may be found in Note 18 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Ameresco’s Services and Products
Our principal service is energy efficiency projects, which entails the design, engineering and installation of, and assisting with the arranging of financing for an ever-increasing array of innovative technologies and techniques to improve the energy efficiency, and control the operation, of a building’s energy- and water- consuming systems. In certain projects, we also design and construct for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system or other small-scale plant. Projects we have constructed or are currently working on include designing, engineering and installing energy conservation measures across school buildings; large, complex energy conservation and energy security projects for the federal government; and municipal-scale street lighting projects incorporating smart-city controls.
After an energy efficiency or renewable energy project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, we frequently maintain staff on-site to perform these services.
Our service offering also includes the sale of electricity, processed renewable gas fuel, heat or cooling from the portfolio of assets that we own and operate.
We have constructed and are currently designing and constructing a wide range of renewable energy plants using LFG, wastewater treatment biogas, solar, biomass, other bio-derived fuels, wind and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. We purchase the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants. We have also designed and built, as well as own, operate and maintain, plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turn it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. Where we own and operate energy producing assets, we typically enter into a long-term power purchase agreement (“PPA”) for the sale of the energy.
As of December 31, 2016, we owned and operated 55 small-scale renewable energy plants and solar PV installations. Of the owned plants, 24 are renewable LFG plants, two are wastewater biogas plants, and 29 are solar PV installations. The 55 small-scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver renewable gas fuel producing an aggregate of more than 164 megawatt equivalents.
Our service and product offerings also include integrated-PV and consulting and enterprise energy management services.

Customer Arrangements
For our energy efficiency projects, we typically enter into energy savings performance contracts (“ESPCs”), under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 20 years. We often assist these customers in identifying and obtaining financing, through rebate programs, grant programs, third-party lenders and other sources.
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
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. Most of the work that we perform for the federal government is performed under indefinite delivery, indefinite quantity (“IDIQ”) agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy, expiring in 2019, with an aggregate maximum potential ordering amount of $5 billion. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. Payments by the federal government for energy efficiency measures are based on the services provided and products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract terms. The savings are typically determined by comparing energy use and O&M costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and O&M costs but are not caused by the energy efficiency measures.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 42 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, online campaigns, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2016, we had 118 employees in direct sales.
In preparation for a proposal, our team typically conducts a preliminary audit of the customer’s needs and requirements, and identifies areas to enhance efficiencies and reduce costs. We collect and analyze the customer’s utility bill and other data related to energy use. If the bills are complex or numerous, we often utilize Ameresco’s enterprise energy management software tools to scan, compile and analyze the information. Our experienced engineers visit and assess the customer’s current energy systems and infrastructure. Through our knowledge of the federal, state, local governmental and utility environment, we assess the availability of energy, utility or environmental-based payments for usage reductions or renewable power generation, which helps us optimize the economic benefits of a proposed project for a customer. Once awarded a project, we perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project and final contract terms.
For renewable energy plants that are not located on a customer’s site or use sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy and obtaining necessary rights and governmental permits to develop a plant on that site. For example, for LFG projects, we start with gaining control of a LFG resource located close to the prospective customer. For solar and wind projects, we look for sites where utilities are interested in purchasing renewable energy power at rates that are sufficient to make a project feasible. Where governmental agencies control the site and resource, such as a landfill owned by a municipality, the customer may be required to issue an RFP to use the site or resource. Once we believe we are likely to obtain the rights to the site and the resource, we seek customers for the energy output of the potential project, with whom we can enter into a long-term PPA.
Customers
In 2016, we served customers throughout the United States, Canada and the United Kingdom (“U.K”). Historically, including for the years ended December 31, 2016, 2015 and 2014 approximately 75% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 27.3%, 20.2% and 17.9% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, our largest 20 customers accounted for approximately 43.6% of our total revenues. Other than the U.S. federal government, no one customer represented more than 10% of our revenues during this period.
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting.
Competition
While we face significant competition from a large number of companies, we believe few offer the full range of services that we provide.
Our principal competitors for our core business include Constellation Energy (an Exelon company), Energy Systems Group, Honeywell, Johnson Controls, McKinstry, NORESCO, Opterra and Siemens Building Technologies. We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
For renewable energy plants, we compete primarily with many large independent power producers and utilities, as well as a large number of developers of renewable energy projects. In the LFG market, our principal competitors include national project developers and owners of landfills who self-develop projects using LFG from their landfills, such as Waste Management. In the solar PV market, our principal competitors are Apex Clean Energy, Borrego Solar, Dominion, Duke Energy, G&S Solar, SCE&G (a Scana company), SolarCity, Southern Company and SunPower. We compete for renewable energy projects primarily on the basis of our experience, reputation and ability to identify and complete high quality and cost-effective projects.
For O&M services, our principal competitors are Emcorp Group, Fluor, Honeywell, Johnson Controls and Veolia. In this area, we compete primarily on the basis of our expertise and quality of service.
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
Employees
As of December 31, 2016, we had a total of 1,038 employees in offices located in 35 states, the District of Columbia, four Canadian provinces and the U.K.
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
Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2017 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	70	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	56	Executive Vice President and Director
Michael T. Bakas	48	Senior Vice President, Renewable Energy
Nicole A. Bulgarino	44	Senior Vice President and General Manager, Federal Solutions
David J. Corrsin	58	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	60	Executive Vice President, Engineering and Operations
Louis P. Maltezos	50	Executive Vice President
John R. Granara, III	48	Executive Vice President, Chief Financial Officer and Treasurer
George P. Sakellaris: Mr. Sakellaris has served as chairman of our board of directors and our president and chief executive officer since founding Ameresco in 2000.
David J. Anderson: Mr. Anderson has served as our executive vice president as well as a director, since 2000 and oversees business development, government relations, strategic marketing and communications, as well as several U.S. business units and U.K. operations.
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
Louis P. Maltezos: Mr. Maltezos has served as executive vice president since April 2009 and oversees Central and Northwest Regions and Canada operations. Mr. Maltezos has also served as the chief executive officer of Ameresco Canada since September 2015 and served as the president of Ameresco Canada from September 2014 to September 2015.
John R. Granara, III: Mr. Granara has served as our executive vice president since February 2017 and as our chief financial officer and treasurer since May 2015. Mr. Granara previously served as our vice president and chief accounting officer from September 2013 to May 2015. Prior to joining Ameresco, Mr. Granara served as Vice President Finance, Chief Accounting Officer and Corporate Controller for GT Advanced Technologies, Inc., a diversified technology company, from May 2011 through August 2013. Mr. Granara also served as interim chief financial officer of A123 Systems, Inc, a lithium-ion battery developer and manufacturer, from January 2011 through May 2011, and as vice president, finance, and corporate controller of A123 Systems, Inc. from November 2007 through December 2011. On October 16, 2012, A123 Systems, Inc. filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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
The sales, design and construction process for energy efficiency and renewable energy projects recently has been taking from 18 to 42 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes related to our services. Our customers often use outside consultants and advisors, which contributes to a longer sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a favorable site for solar PV, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2016, we had backlog of approximately $534.1 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $957.6 million. As of December 31, 2015, we had fully-contracted backlog of approximately $390.4 million; and we also had awarded projects for which we had not yet have signed customer contracts with estimated total future revenues of an additional $955.8 million. As of December 31, 2014, we had fully-contracted backlog of approximately $386.2 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $853.8 million.
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
Historically, including for the years ended December 31, 2016, 2015 and 2014, more than 75% of our revenues have been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the forseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.
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
Our senior credit facility, project financing term loans and construction contain financial and operating restrictions that may limit our business activities and our access to credit.
Provisions in our senior credit facility, project financing term loans and construction loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.
We have a $60 million, subject to the quarter end ratio covenant described below, revolving senior secured credit facility that matures in June 2020. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Under the revolving credit facility we are required to maintain a maximum ratio of total funded debt to EBITDA (as defined in the agreement) of less than 2.00 to 1.0 as of the end of each fiscal quarter ending on or before June 30, 2016; less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017; and less than 2.00 to 1.0 as of the end of each fiscal quarter ending September 30, 2017 and thereafter. We are also required to maintain a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0. EBITDA for purposes of the facility excludes the results of renewable energy projects that we own and for which financing from others remains outstanding.
In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants.
Although we do not consider it likely that we will fail to comply with any of these covenants for the next twelve months, we cannot assure that we will be able to do so. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facility. In addition to preventing additional borrowings under this facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under it or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
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
Successful completion of a particular project may be adversely affected by numerous factors, including: failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements; failures or delays in obtaining necessary permits, licenses or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners; uncertainties relating to land costs for projects; unforeseen engineering problems; access to available transmission for electricity generated by our small-scale renewable energy plants; construction delays and contractor performance shortfalls; work stoppages or labor disruptions and compliance with labor regulations; cost over-runs; availability of products and components from suppliers; adverse weather conditions; environmental, archaeological and geological conditions; and availability of construction and permanent financing.
If we are unable to complete the development of a small-scale renewable energy plants or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the Engineering Procurement and Construction agreement or other agreements relating to the power plant or project, and we typically will not be able to recover our investment in the project. We expect to invest a significant amount of capital to develop projects whether owned by us or by third parties. If we are unable to complete the development of a project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. For example, certain deductions and investment credits relating to energy efficiency expired at the end of 2016. Further, there are increasing calls for “comprehensive tax reform,” which could significantly alter the existing tax code, including the removal of these credits prior to their scheduled expiration. If these deductions and credits expire without being extended, or otherwise are eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2014 through 2015 are subject to audit by federal, state and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
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
For our energy efficiency projects, we typically enter into ESPCs under which we commit that the projects will satisfy agreed-upon performance standards appropriate to the project. These commitments are typically structured as guarantees of increased energy efficiency that are based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed efficiency commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the pre-agreed increase in energy efficiency will have been met. Under an equipment-level commitment, we commit to a level of increased energy efficiency based on the difference in use measured first with the existing equipment and then with the replacement equipment upon completion of installation. A whole building-level commitment requires future measurement and verification of increased energy efficiency for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and verification may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 20 years.

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
In response to such charges and costs and other market factors, we may be required to implement restructuring plans in an effort to reduce the size and cost of our operations and to better match our resources with our market opportunities. As a result of such actions, we would expect to incur restructuring expenses and accounting charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations, the development of our small-scale renewable energy projects and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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
In addition, the projects we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between a government agency and us or a subsidiary. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy that expires in 2019. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration.

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
We generate a portion of our revenues from operations in Canada and the U.K., and although we are engaged in overseas projects for the U.S. Department of Defense, we currently derive a small amount of revenues from outside of North America. However, international expansion is one of our growth strategies, and we expect our revenues and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada, including:

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
A portion of our total revenues are generated by our Canadian and U.K. subsidiaries. Changes in exchange rates between the Canadian dollar and the U.S. dollar, as well as the British pound sterling and the U.S. dollar, may adversely affect our operating results.
A failure of our information technology (“IT”) and data security infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
On May 5, 2016, we announced a stock repurchase program under which the Company is currently authorized to repurchase, in the aggregate, up to $15.0 million of our outstanding Class A common stock. However, we are not obligated to acquire any shares of our Class A common stock, and holders of our Class A common stock should not rely on the share repurchase program to increase their liquidity. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. We intend to purchase through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations. We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 26,000 square feet under a lease expiring on June 30, 2025. We occupy nine regional offices in Tempe, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington and North York, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 63 field offices throughout North America and the U.K. We also own 55 small-scale renewable energy plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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

	2016		2015
	High	Low	High	Low
First Quarter	$6.23	$4.14	$7.84	$5.78
Second Quarter	5.01	3.91	7.98	6.40
Third Quarter	5.34	4.35	7.90	5.31
Fourth Quarter	6.30	4.60	7.10	5.68
The closing sale price of our Class A common stock was $5.20 on March 1, 2017, and according to the records of our transfer agent, there were 15 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on December 31, 2011, and in each of the indexes on December 31, 2011 and its relative performance is tracked through December 31, 2016.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on December 31, 2011 in our Class A common stock or December 31, 2011 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2016.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Ameresco, Inc.	$100.00	$71.50	$70.41	$51.02	$45.55	$40.09
Russell 2000 Index	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
NASDAQ Clean Edge Green Energy Index	$100.00	$107.45	$212.14	$223.41	$241.05	$227.07
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 5C. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended December 31, 2016 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	260,868	$5.03	260,868	$4,273,675
November 1, 2016 - November 30, 2016	104,806	5.18	104,806	3,731,067
December 1, 2016 - December 31, 2016	11,800	5.53	11,800	3,665,770
Total	377,474	$5.09	377,474	$3,665,770

Under the Repurchase Program, we were authorized to repurchase up to $10.0 million of our Class A common stock. In February 2017, our Board of Directors authorized us to repurchase up to an additional $5.0 million of our Class A common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions.  The Repurchase Program may be suspended or terminated at any time without prior notice, and has no expiration date.
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
We derived the consolidated statements of income (loss) data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data at December 31, 2016 and 2015 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income (loss) data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013, and 2012, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Income (Loss) Data:
Revenues	$651,227	$630,832	$593,241	$574,171	$631,171
Cost of revenues	516,883	513,768	476,309	470,846	503,024
Gross profit	134,344	117,064	116,932	103,325	128,147
Selling, general and administrative expenses	110,568	110,007	103,781	96,693	98,474
Goodwill impairment	—	—	—	—	1,016
Operating income	23,776	7,057	13,151	6,632	28,657
Other expenses, net	7,409	6,765	6,859	3,873	4,050
Income before provision for income taxes	16,367	292	6,292	2,759	24,607
Income tax provision (benefit)	4,370	4,976	(4,091)	345	6,247
Net income (loss)	11,997	(4,684)	10,383	2,414	18,360
Net loss attributable to redeemable non-controlling interest	35	5,528	—	—	—
Net income attributable to Ameresco, Inc.	$12,032	$844	$10,383	$2,414	$18,360
Net income per share attributable to common shareholders:
Basic	$0.26	$0.02	$0.22	$0.05	$0.41
Diluted	$0.26	$0.02	$0.22	$0.05	$0.40
Weighted average common shares outstanding:
Basic	46,409,192	46,494,448	46,161,846	45,560,078	44,649,275
Diluted	46,493,477	47,664,895	47,027,755	46,685,125	45,995,463

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,607	$21,645	$23,762	$17,171	$63,348
Current assets	226,061	263,698	215,795	247,009	297,843
Total assets	797,281	723,440	617,550	600,983	669,726
Current liabilities	190,602	179,723	142,934	133,288	148,889
Long-term debt, less current portion	140,593	100,490	85,724	97,902	103,333
Federal ESPC liabilities(1)	133,003	122,040	70,875	44,297	92,843
Total stockholders’ equity	$294,306	$287,409	$286,306	$276,806	$261,819

(1)
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
Our acquisition of a solar photovoltaic (“solar PV”) asset under construction in the fourth quarter of 2016 expanded our portfolio of small-scale renewable energy plants.
Our acquisition of the energy consultancy and energy project management business of Energyexcel LLP in the third quarter of 2014 expanded our local presence in the U.K. and our commercial and industrial customer base.
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
As of December 31, 2016, we had backlog of approximately $534.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $957.6 million. As of December 31, 2015, we had fully-contracted backlog of approximately $390.4 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $955.8 million. As of December 31, 2014, we had backlog of approximately $386.2 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $853.8 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of December 31, 2016 and 2015, our 12-month backlog was $309.6 million and $310.8 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $228.3 million and $168.9 million as of December 31, 2016 and 2015, respectively.
Financial Operations Overview
Revenues
We derive revenues principally from energy efficiency projects, which entails the design, engineering and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from: long-term O&M contracts; energy supply contracts for renewable energy operating assets that we own; integrated-PV; and consulting and enterprise energy management services.

Historically, including for the years ended December 31, 2016, 2015 and 2014, approximately 75% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities.
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
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). Amortization expense for the years ended December 31, 2016 and 2015 related to customer contracts was $0.2 million and $0.9 million, respectively.
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
General and administrative expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the years ended December 31, 2016 and 2015, we recorded amortization expense of $2.2 million and $3.2 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the year ended December 31, 2016 we recorded $6.2 million in restructuring charges which consisted primarily of bad debt expense in our Canada segment, and a reserve for certain amounts receivable from a customer who declared bankruptcy. For the year ended December 31, 2015, we recorded $6.6 million in restructuring charges which consisted primarily of severance charges and bad debt expense in our Canada segment and software group.

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
Project Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $0.9 million and $0.5 million, respectively.
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
The first step, or Step 1, of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, or the carrying amount of a reporting unit is negative, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.
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
Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of December 31, 2016 that exceeded their carrying values by at least 13%, with the exception of our Southwest reporting unit, a member of the U.S. Regions segment, which had a fair value that exceeded its carrying value by 9%. This reporting unit had goodwill of $16,829 at December 31, 2016. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of December 31, 2016 that exceeded their carrying value. Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values as of December 31, 2015 that exceeded their carrying values by at least 13%, with the exception of our Integrated-PV reporting unit which had a fair value that exceeded its carrying value by 5%. This reporting unit had goodwill of $7.6 million at December 31, 2015.
We performed a Step 1 test at our December 31, 2016, 2015 and 2014 annual testing dates, and concluded that Step 1 was passed as the fair value of the enterprise value exceeded the carrying value of the enterprise value for all reporting units. However, during the course of our valuation analysis we determined that although the fair value of our Canada reporting unit exceeded the carrying amount of this reporting unit, as of December 31, 2016 and December 31, 2015, the carrying value of our Canada reporting unit was negative. This determination, combined with qualitative considerations, prompted the performance of the Step 2 test as prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The implied fair value of the goodwill of our Canada reporting unit exceeded the carrying value of that goodwill and as a result, no impairment of goodwill has been identified.

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

•
Prior to December 31, 2009, we entered into two interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to, in turn, receive an amount equal to a specified variable rate of interest times the same notional principal amount. The first swap covers an initial notional amount of $3.3 million variable rate note at a fixed interest rate of 5.3%, with an effective date of February 28, 2006, and expires in February 2021. The second swap covers an initial notional amount of $13.1 million variable rate note at a fixed interest rate of 5.4%, with an effective date of September 30, 2008, and expires in March 2024.

•
In March 2010, we entered into a 14-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $27.9 million variable rate note at a fixed interest rate of 3.7%, with an effective date of March 11, 2010, and expires in December 2024.

•
In July 2011, we entered into a five-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covered an initial notional amount of $38.6 million variable rate note at a fixed interest rate of 2.0% and expired in June 2016. This interest rate swap was designated as a hedge since inception.

•
In October 2012, and in connection with a construction and term loan, we entered into two eight-year interest rate swap contracts under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps have an initial notional amount of $16.8 million, which increased to $42.2 million on September 30, 2013, at a fixed rate of 1.7%, and expires in March 2020.

•
In October 2012, we also entered into two eight-year forward starting interest rate swap contracts under which the Company agreed to pay an amount equal to specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swaps cover an initial notional amount of $25.4 million variable rate note at a fixed interest rate of 3.7%, with an effective date of March 31, 2020, and expires in June 2028.

•
In September 2015, we entered into a seven-year forward starting interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $20.7 million variable rate note at a fixed interest rate of 2.2%, with an effective date of February 29, 2016, and expires in February 2023. This interest rate swap has been designated as a hedge since inception.

•
In September 2015, we also also entered into a fifteen-year forward starting interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14.1 million variable rate note at a fixed interest rate of 3.3%, with an effective date of February 28, 2023, and expires in December 2038. This interest rate swap has been designated as a hedge since inception.

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
In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes. We elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016 and 2015, respectively.
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods. For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of approximately $1.5 million, $1.8 million, and $2.5 million, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options.
Stock Option Grants
We have granted stock options to certain employees and directors under our 2010 stock incentive plan and at December 31, 2016, 7,409,802 shares were available for grant under that plan. We have also granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan.
Stock options issued under our 2000 stock incentive plan generally expire if not exercised within ten years after the grant date. Under the terms of our 2010 stock incentive plan, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting at the end of the first year and five percent vesting every three months beginning one year after the grant date. During 2011, we began awarding options generally providing for vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. If the employee ceases to be employed for any reason before vested options have been exercised, the employee generally has three months to exercise vested options or they are forfeited. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period.

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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2016, 2015 and 2014:

Year Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.16%-1.77%	1.53%-2.01%	1.93%-2.01%
Expected volatility	46%-49%	44%-49%	50%-52%
Expected life	6.5-10 years	5.0-6.5 years	6.5 years
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
As of December 31, 2016, we had $3.0 million of total unrecognized stock-based compensation expense related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 2.7 years after December 31, 2016. The allocation of this expense between cost of revenues and selling, general and administrative expenses will depend on the salaries and work assignments of the personnel holding these options.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date would not be permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. We are currently assessing the impact of this ASU on our consolidated financial statements. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. We are not planning on early adopting and currently expect to adopt the new revenue recognition guidance in the first quarter of 2018. We do not currently expect this guidance to have a material impact on our consolidated financial position or results of operations based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, and the adoption did not have an impact on our going concern conclusions.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual reporting periods. We adopted this guidance in the first quarter of fiscal 2016. This pronouncement did not change our previous consolidation conclusions, and thus did not have an impact on our consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016 and 2015, respectively.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for us on January 1, 2017, with early adoption permitted. Upon adoption of this standard as of January 1, 2017, we estimate we will record a $4.0 million deferred tax asset and a corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. We will not change our accounting policy in regards to forfeitures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under the new guidance, a reporting entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment (formerly known as “Step-2” analysis). Instead, impairment will be measured using the difference between carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Results of Operations
The following table sets forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$651,227	100.0%	$630,832	100.0%	$593,241	100.0%
Cost of revenues	516,883	79.4%	513,768	81.4%	476,309	80.3%
Gross profit	134,344	20.6%	117,064	18.6%	116,932	19.7%
Selling, general and administrative expenses	110,568	17.0%	110,007	17.4%	103,781	17.5%
Operating income	23,776	3.7%	7,057	1.1%	13,151	2.2%
Other expenses, net	7,409	1.1%	6,765	1.1%	6,859	1.2%
Income before provision (benefit) for income taxes	16,367	2.5%	292	—%	6,292	1.1%
Income tax provision (benefit)	4,370	0.7%	4,976	0.8%	(4,091)	(0.7)%
Net income (loss)	$11,997	1.8%	$(4,684)	(0.7)%	$10,383	1.8%
Net loss attributable to redeemable non-controlling interest	$35	—%	$5,528	0.9%	$—	—%
Net income attributable to Ameresco, Inc.	$12,032	1.8%	$844	0.1%	$10,383	1.8%
Revenues
The following table sets forth a comparison of our revenues for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$651,227	$630,832	$20,395	3.2%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$630,832	$593,241	$37,591	6.3%
Total revenues increased by $20.4 million, or 3.2%, from 2015 to 2016 primarily due to a $50.4 million increase in revenues from our U.S. Federal segment, a $15.1 million increase in revenues from our Small-Scale Infrastructure segment and a $1.2 million increase in revenues from our Canada segment. These increases were partially offset by a $31.6 million decrease in revenues from our U.S. Regions segment and a $14.7 million decrease in revenues from All Other.
Total revenues increased by $37.6 million, or 6.3%, from 2014 to 2015 primarily due to a $37.9 million increase in revenues from our U.S. Regions segment, a $21.4 million increase in revenues from our U.S. Federal segment and a $8.0 million increase in revenues from our Small-Scale Infrastructure segment. These increases were partially offset by a $21.3 million decrease in revenues from our Canada segment and a $8.5 million decrease in revenues from our All Other segment.

Cost of Revenues and Gross Margin
The following table sets forth a comparison of our cost of revenues and gross profit for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$516,883	$513,768	$3,115	0.6%
Gross margin %	20.6%	18.6%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Cost of revenues	$513,768	$476,309	$37,459	7.9%
Gross margin %	18.6%	19.7%
Cost of revenues. Total cost of revenues increased $3.1 million, or 0.6%, from 2015 to 2016 due primarily to the increase in revenues described above, partially offset by cost budget revisions and a reserve for potential future losses totaling $6.6 million on the significant project in our Canada segment recorded during 2015. Total cost of revenues increased by $37.5 million, or 7.9%, from 2014 to 2015 due primarily to the increase in revenues described above as, a reserve for potential future losses totaling $6.6 million on the significant project in our Canada segment in 2015, and a $1.0 million recovery during the second quarter of 2014 related to a customer warranty issue.
Gross margin. Gross margin increases from 18.6% in 2015 to 20.6% in 2016. The increase was due primarily to cost budget revisions on a significant project in our Canada segment during 2015, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during 2015. Gross margin decreased from 19.7% in 2014 to 18.6% in 2015. The decrease was driven primarily by the $1.0 million recovery in 2014 and the cost budget revision and reserve for future losses on a significant project in our Canada segment, both described above.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$110,568	$110,007	$561	0.5%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Selling, general and administrative expenses	$110,007	$103,781	$6,226	6.0%
Selling, general and administrative expenses were relatively flat at $110.6 million and $110.0 million in 2016 and 2015, respectively, with higher recurring expenses in 2016 offset by non-recurring restructuring charges of $6.6 million in 2015.
Selling, general and administrative expenses increased $6.2 million or 6.0% to $110.0 million from 2014 to 2015 primarily due to $6.6 million in restructuring charges, and a $1.4 million increase in project development costs.
Goodwill Impairment
We conducted our annual goodwill impairment test as of December 31, 2016, 2015 and 2014 for all reporting units and noted no impairment of goodwill.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net, increased from 2015 to 2016 by $0.6 million. Other expenses, net, decreased from 2014 to 2015 by $0.1 million.

Income Before Taxes
Income before taxes increased from 2015 to 2016 by $16.1 million, or 5,505.1%, primarily due to an increase in gross margin, and decreased from 2014 to 2015 by $6.0 million, or 95.4%, primarily due to the restructuring charges and increase in project development costs in 2015 described above.
Provision (Benefit) for Income Taxes
The provision for income taxes for the year ending December 31, 2015 has been revised. See Note 2 for further discussion of this revision.
The provision (benefit) for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. For the years ended December 31, 2016, 2015 and 2014, our statutory rate, which is a combined federal and state rate, has ranged between 38.1% and 45.6%. During 2016, we recognized an income tax provision of $4.4 million. The effective annual income tax rate for 2016 was 26.7%. The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2016 relate to the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which we are entitled from plants we own.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year. There were no owned renewable energy plants placed in service during the year and therefore no investment tax credits included in the rate for the year.
In addition, the tax deduction under Internal Revenue Code Section 179D was retroactively extended in the fourth quarter of 2015 and expired on December 31, 2016. The amount of the deduction to which we are entitled would vary in accordance with the number of qualifying projects completed during the year and any impact on our effective tax rate would further depend on the magnitude of the available deduction.
During 2015, we recognized an income tax provision of $5.0 million, or 1,704.1% of pretax income. The principal reason for the difference between the statutory rate and the annual effective rate were the effects of the valuation allowance required for the Canada losses and the effects of the net loss attributable to redeemable non-controlling interest partially offset by energy efficiency tax benefits.
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
Net Income (Loss)
Net income increased $16.7 million to a net income of $12.0 million for the twelve months ended December 31, 2016 compared to a net loss of $4.7 million for the same period of 2015 for the reasons discussed above. Basic and diluted loss per share for the twelve months ended December 31, 2016 were $0.26 per share, an increase of $0.24 per share, compared to the same period of 2015.
Net income decreased $15.1 million to a net loss of $4.7 million for the twelve months ended December 31, 2015 compared to net income of $10.4 million for the same period of 2014 for the reasons discussed above. Basic and diluted earnings per share for the twelve months ended December 31, 2015 were $0.02 per share, a decrease of $0.20 per share, compared to the same period of 2014.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2016 are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy and generated by small-scale plants that we own. Our Small-Scale Infrastructure segment also now includes certain small-scale plants developed for customers previously included in our U.S. Regions segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$269,766	$301,371	$(31,605)	(10.5)%
Income before taxes	$18,200	$24,800	$(6,600)	(26.6)%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$301,371	$263,451	$37,920	14.4%
Income before taxes	$24,800	$24,849	$(49)	(0.2)%
Revenues for the U.S. Regions segment decreased by $31.6 million, or 10.5%, to $269.8 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to a decrease in the number of active projects.
Revenues for the U.S. Regions segment increased by $37.9 million, or 14.4%, to $301.4 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to an increase in the size of active projects.
Income before taxes for the U.S. Regions segment decreased by $6.6 million, or 26.6%, for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to the decrease in revenues described above, which resulted in decreased operating leverage.
Income before taxes for the U.S. Regions segment was flat from 2014 to 2015 at $24.8 million for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to an increase in project development costs and the prior year effect of the recovery of a customer warranty issue.
U.S. Federal

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$177,991	$127,620	$50,371	39.5%
Income before taxes	$22,236	$16,676	$5,560	33.3%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$127,620	$106,192	$21,428	20.2%
Income before taxes	$16,676	$14,035	$2,641	18.8%
Revenues for the U.S. Federal segment increased by $50.4 million, or 39.5%, to $178.0 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to an increase in the contract value of active projects and the timing of revenue recognized as a result of the phase of active projects.
Revenues for the U.S. Federal segment increased from 2014 to 2015 by $21.4 million, or 20.2%, to $127.6 million primarily due to the phase of active projects.
Income before taxes for the U.S. Federal segment increased by $5.6 million, or 33.3%, to $22.2 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to the increase in revenues described above partially offset by a budget revision on a large project in the second quarter of 2016.
Income before taxes for the U.S. Federal segment increased from 2014 to 2015 by $2.6 million, or 18.8%, to $16.7 million. The increase was primarily due to the increase in revenues described above.

Canada

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$50,448	$49,235	$1,213	2.5%
Loss before taxes	$(2,330)	$(15,449)	$13,119	84.9%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$49,235	$70,492	$(21,257)	(30.2)%
Loss before taxes	$(15,449)	$(7,838)	$(7,611)	(97.1)%
Revenues for the Canada segment increased $1.2 million, or 2.5%, to $50.4 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized in 2015, as well as an increase in the size of active projects in 2016.
Revenues for the Canada segment decreased from 2014 to 2015 by $21.3 million, or 30.2%, to $49.2 million, primarily due to unfavorable foreign exchange rate fluctuations and significant cost budget revisions on a project which resulted in a reduction in project to date revenues recognized compared to the same period in 2014.
Loss before taxes for the Canada segment decreased $13.1 million, or 84.9%, to $2.3 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to a reserve in 2015 for potential future losses on the significant project described above as well as improved gross margin on active projects in 2016, partially offset by $1.9 million of bad debt expense recorded during the second quarter of 2016.
Loss before taxes for the Canada segment increased from 2014 to 2015 by $7.6 million, or 97.1%, to a loss of $15.4 million primarily due to additional restructuring charges in the fourth quarter of 2015 totaling $4.0 million as well as cost budget revisions and a reserve for potential future losses totaling $6.6 million on the significant project described above.
Small-Scale Infrastructure

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$81,395	$66,322	$15,073	22.7%
Income before taxes	$10,859	$8,613	$2,246	26.1%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$66,322	$58,286	$8,036	13.8%
Income before taxes	$8,613	$3,191	$5,422	169.9%
Revenues for the Small-Scale Infrastructure segment increased $15.1 million, or 22.7%, to $81.4 million for the twelve months ended December 31, 2016 primarily due to the active development of small-scale plants we are constructing for customers during 2016, as compared to 2015 where no similar projects were in development.
Revenues for the Small-Scale Infrastructure segment increased from 2014 to 2015 by $8.0 million, or 13.8%, to $66.3 million primarily due to an increase in the number of owned plants fully operational compared to the same period of 2014 and project revenue associated with a small-scale renewable energy plant under construction for a customer.
Income before taxes for the Small-Scale Infrastructure segment increased by $2.2 million, or 26.1%, to $10.9 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to the increase in revenues described above.
Income before taxes for the Small-Scale Infrastructure segment increased by $5.4 million, or 169.9%, to $8.6 million     for the twelve months ended December 31, 2015 compared to the same period of 2014 primarily due to revisions to our property tax estimates resulting in a cumulative decrease in accrued costs.

All Other & Unallocated Corporate Activity

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$71,627	$86,284	$(14,657)	(17.0)%
Loss before taxes	$(417)	$(8,677)	$8,260	95.2%
Unallocated corporate activity	$(32,181)	$(25,671)	$(6,510)	(25.4)%

	Year Ended December 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenues	$86,284	$94,820	$(8,536)	(9.0)%
Loss before taxes	$(8,677)	$(324)	$(8,353)	(2,578.1)%
Unallocated corporate activity	$(25,671)	$(27,621)	$1,950	7.1%
Revenues not allocated to segments and presented as all other decreased $14.7 million, or 17.0%, to $71.6 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to our anticipated decrease in integrated-PV sales as a result of a weakening of sales to customers for oilfield microgrid applications.
Revenues not allocated to segments and presented as all other, decreased from 2014 to 2015 by $8.5 million, or 9.0%, to $86.3 million primarily due to a $9.5 million decrease in revenues from integrated-PV sales.
Loss before taxes not allocated to segments and presented as all other improved by $8.3 million to a loss of $0.4 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to the positive impact of our 2015 restructuring efforts, including cost savings realized in our software group from a lower headcount.
Loss before taxes not allocated to segments and presented as all other, increased from 2014 to 2015 by $8.4 million from a loss of $0.3 million to a loss of $8.7 million primarily due to the decrease in revenues described above as well as $2.3 million in restructuring charges, recorded in the fourth quarter of 2015, related to our software group.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Unallocated corporate activity increased by $6.5 million, or 25.4%, to $32.2 million primarily due to $3.2 million in reserves for certain amounts receivable from a customer who declared bankruptcy.
Unallocated corporate activity decreased from 2014 to 2015 by $2.0 million, or 7.1%, to $25.7 million primarily due to a decrease in stock compensation expense and severance charges compared to the same period in the prior year as well as acquisition related business development costs incurred during 2014 which were not repeated in 2015.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt.
The changes in cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash flows (used in) provided by operating activities	$(58,073)	$(49,538)	$1,308
Cash flows used in investing activities	(79,616)	(51,829)	(38,600)
Cash flows provided by financing activities	137,301	100,705	42,776
Effect of exchange rate changes on cash	(650)	(1,455)	1,107
Net (decrease) increase in cash and cash equivalents	$(1,038)	$(2,117)	$6,591
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through 2017 and thereafter.

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
Capital expenditures. Our total capital expenditures were $76.0 million, $52.7 million, and $24.7 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively. The 2014 capital expenditures were net of Section 1603 rebates received of $3.7 million. Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 authorized the U.S. Department of the Treasury to make payments to eligible persons who place in service specified energy property. This property would have been eligible for production tax credits under the Code, but we elected to forgo such tax credits in exchange for the payment made under Section 1603. Additionally, we invested $3.6 million in acquisitions, net of debt assumed, for the twelve months ended December 31, 2016, and $13.9 million in acquisitions for the twelve months ended December 31, 2014. We currently plan to invest approximately $60.0 million to $85.0 million in capital expenditures in 2017, principally for the development of new renewable energy plants.
Cash flows from operating activities. Operating activities used $58.1 million of net cash during 2016. In 2016, we had net income of $12.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $35.8 million. Net increases in restricted cash, prepaid expenses and other current assets, accounts receivable including retainage and other assets and decreases in accounts payable and accrued expenses and other current liabilities and other liabilities used $20.5 million. These uses of cash were partially offset by a decrease in inventory, costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings and project development costs and increases in income taxes payable which provided $31.5 million. Federal ESPC receivables used $116.8 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $49.5 million of net cash during 2015. In 2015, we had a net loss of $4.7 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $37.2 million. Net increases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings, prepaid expenses and other current assets, project development costs and other assets and decreases in other liabilities used $39.3 million. However, decreases in restricted cash and increases in accounts payable and accrued expenses and other current liabilities and incomes taxes payable provided $30.6 million. Federal ESPC receivables used $73.2 million.
Operating activities provided $1.3 million of net cash during 2014. In 2014, we had net income of $10.4 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $24.6 million. Net decreases in restricted cash, accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings, prepaid expenses and other current assets and project development costs and increases in accounts payable and accrued expenses and other current liabilities and income taxes payable provided $35.1 million. However, increases in other assets and decreases in other liabilities used $9.3 million. Federal ESPC receivables used $59.5 million.

Cash flows from investing activities. Cash used for investing activities totaled $79.6 million during 2016 and consisted of capital investments of $73.2 million related to the development of renewable energy plants, $2.8 million related to purchases of other property and equipment and $3.6 million related to acquisitions of renewable energy plants.
Cash used for investing activities totaled $51.8 million during 2015 and consisted of capital investments of $51.3 million related to the development of renewable energy plants and $1.3 million related to purchases of other property and equipment Offsetting these amounts was $0.9 million in proceeds from the sale of a project asset in Canada.
Cash used for investing activities totaled $38.6 million during 2014 and consisted of capital investments of $26.7 million related to the development of renewable energy plants, $1.7 million related to purchases of other property and equipment and $13.9 million primarily for the acquisition of EEX. Offsetting these amounts were $3.7 million of Section 1603 rebates received during the period.
Cash flows from financing activities. Net cash provided by financing activities totaled $137.3 million during 2016 and included repayments of $14.0 million on long-term debt, payments of $1.9 million relating to financing fees and $6.4 million for the repurchase of stock. These uses of financing cash were offset by proceeds from long-term debt financing of $38.0 million, proceeds from sale-leaseback financings of $17.0 million, proceeds from redeemable non-controlling interest of $6.4 million, proceeds from our senior secured credit facility of $3.8 million, releases of restricted cash of $3.2 million and exercises of options, which provided $1.1 million. Proceeds from Federal ESPC projects provided $90.0 million in cash.
Net cash provided by financing activities totaled $100.7 million during 2015 and included repayments of $12.4 million on long-term debt, $5.7 million placed into restricted cash accounts and payments of $2.7 million relating to financing fees. These uses of financing cash were offset by proceeds from our senior secured credit facility of $6.3 million, exercises of options, which provided $1.2 million, proceeds from sale-leaseback financings of $12.5 million, proceeds from long-term debt financing of $17.7 million and proceeds from redeemable non-controlling interest of $6.0 million. Proceeds from Federal ESPC projects provided $78.0 million in cash.
Net cash provided by financing activities totaled $42.8 million during 2014 and included repayments of $18.4 million on long-term debt and payments of $0.4 million relating to financing fees. These uses of financing cash were offset by the release of $3.0 million from restricted cash accounts, exercises of options which provided $1.4 million and proceeds from our senior secured credit facility of $5.0 million. Proceeds from Federal ESPC projects provided $51.2 million in cash.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaced and extended our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit and term loan facility mature on June 30, 2020, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, we entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio as described below. In November 2016, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20.0 million to an aggregate of $30.0 million and extends the maturity date of the term loan from June 30, 2018 to June 30, 2020.
The credit facility consists of a $60.0 million revolving credit facility and a $30.0 million term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2016 and 2015, $28.5 million and $14.3 million, was outstanding under the term loan, respectively. At December 31, 2016 and 2015, $15.0 million and $11.3 million was outstanding under the revolving credit facility, respectively.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2016, the interest rate for borrowings under the revolving credit facility was 4.25% and the weighted average interest rate for borrowings under the term loan was 2.94%.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1.5 million, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at our option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
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
As of December 31, 2016, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of December 31, 2016, we had outstanding $108.0 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2031. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 13.0%. As of December 31, 2015, we had outstanding $87.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 4.7% to 7.3% and maturing at various dates from 2017 to 2028. As of December 31, 2014, we had outstanding $77.3 million in aggregate principal amount under these loans, bearing interest at rates ranging from 6.1% to 7.3% and maturing at various dates from 2017 to 2028.
In September 2015, we entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At December 31, 2016, $19.4 million was outstanding under the term loan. The variable rate for this loan at December 31, 2016 was 3.5%.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35.0 million construction facility that bears interest at a variable rate. The facility matures on June 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $7.0 million was outstanding under the construction loan. The variable rate for this loan at December 31, 2016 was 6.0%. We have classified this debt as non-current as of December 31, 2016, due to our intention to refinance the variable rate construction loan to sale-leasebacks prior to the maturity date.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9.5 million construction facility. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $3.1 million was outstanding under the construction loan. The fixed rate for this loan at December 31, 2016 was 8.8%. We have classified this debt as current as of December 31, 2016, due to our intent to repay the construction loan in full prior to December 31, 2017.
In December 2016, we acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provides for a $10.7 million construction facility. The facility matures on May 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $9.5 million was outstanding under the construction loan. The fixed rate for this loan at December 31, 2016 was 13.0%. We have classified this debt as non-current as of December 31, 2016, due to our intention to refinance the construction loan to a term loan prior to the maturity date. This construction loan contains a subjective acceleration clause that allows the bank to call the debt, if a material adverse change occurs. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the construction loan balance. At December 31, 2016, the bank had not exercised the subjective acceleration clause.
One loan, with an outstanding balance as of December 31, 2016 of $2.7 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at December 31, 2016 of $35.7 million, requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants.
These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2016, we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $133.0 million and $122.0 million in principal amounts at December 31, 2016 and 2015, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects. In September 2016, we amended our agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100.0 million through June 30, 2017 on certain projects. As of December 31, 2016, $70.5 million remained available under the lending commitment. During the year ended December 31, 2016, we sold six solar PV projects and in return received $17.0 million as part of this arrangement. During the year ended December 31, 2015, we sold three solar PV projects and in return received $12.5 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$15,033	$—	$—	$15,033	$—
Term Loan	28,500	6,000	12,000	10,500	—
Project Financing:
Construction and term loans	108,009	11,107	32,328	36,634	27,940
Federal ESPC liabilities(1)	133,003	—	133,003	—	—
Interest obligations(2)	46,809	6,958	11,414	8,524	19,913
Capital lease liabilities	14,647	2,185	4,599	3,545	4,318
Operating leases	18,378	4,690	6,600	3,573	3,515
Total	$364,379	$30,940	$199,944	$77,809	$55,686

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2016 remains constant for the term of the facility. Excludes interest on construction loans payable and lines of credit due to no stated payment terms.

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
Interest Rate Risk
We had cash and cash equivalents totaling $20.6 million as of December 31, 2016 and $21.6 million as of December 31, 2015. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and British pound sterling (“GBP”). Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive loss. For the year ended December 31, 2016, due to the strengthening of the U.S. dollar versus the GBP, our foreign currency translation resulted in a loss of $1.9 million which we recorded as a decrease in accumulated other comprehensive loss. For the year ended December 31, 2015, due to the strengthening of the U.S. dollar versus both the Canadian dollar and GBP, our foreign currency translation resulted in a loss of $2.4 million, which we recorded as a decrease in accumulated other comprehensive loss.
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

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,607	$21,645
Restricted cash	12,299	16,236
Accounts receivable, net	85,354	73,372
Accounts receivable retainage, net	17,465	21,454
Costs and estimated earnings in excess of billings	56,914	88,334
Inventory, net	12,104	13,223
Prepaid expenses and other current assets	11,732	11,745
Income tax receivable	406	2,151
Project development costs	9,180	15,538
Total current assets	226,061	263,698
Federal ESPC receivable	158,209	125,804
Property and equipment, net	5,018	5,328
Project assets, net	319,758	244,309
Goodwill	57,976	59,085
Intangible assets, net	3,931	6,770
Other assets	26,328	18,446
Total assets	$797,281	$723,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$19,292	$13,427
Accounts payable	126,583	114,759
Accrued expenses and other current liabilities	22,763	21,983
Billings in excess of cost and estimated earnings	21,189	28,744
Income taxes payable	775	810
Total current liabilities	190,602	179,723
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	140,593	100,490
Federal ESPC liabilities	133,003	122,040
Deferred income taxes, net	9,037	6,143
Deferred grant income	7,739	8,291
Other liabilities	15,154	18,854
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	6,847	490
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	December 31,
	2016	2015
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,706,866 shares issued and outstanding at December 31, 2016, 28,684,392 shares issued and outstanding at December 31, 2015	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2016 and 2015	2	2
Additional paid-in capital	112,926	110,311
Retained earnings	194,353	182,321
Accumulated other comprehensive loss, net	(6,591)	(5,228)
Less - treasury stock, at cost, 1,298,418 shares at December 31, 2016	(6,387)	—
Total equity	294,306	287,409
Total liabilities, redeemable non-controlling interest and equity	$797,281	$723,440
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$651,227	$630,832	$593,241
Cost of revenues	516,883	513,768	476,309
Gross profit	134,344	117,064	116,932
Selling, general and administrative expenses	110,568	110,007	103,781
Operating income	23,776	7,057	13,151
Other expenses, net (Note 15)	7,409	6,765	6,859
Income before provision (benefit) for income taxes	16,367	292	6,292
Income tax provision (benefit)	4,370	4,976	(4,091)
Net income (loss)	11,997	(4,684)	10,383
Net loss attributable to redeemable non-controlling interest	35	5,528	—
Net income attributable to Ameresco, Inc.	$12,032	$844	$10,383
Net income per share attributable to common shareholders:
Basic	$0.26	$0.02	$0.22
Diluted	$0.26	$0.02	$0.22
Weighted average common shares outstanding:
Basic	46,409,192	46,494,448	46,161,846
Diluted	46,493,477	47,664,895	47,027,755
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$11,997	$(4,684)	$10,383
Other comprehensive loss:
Unrealized gain (loss) from interest rate hedges, net of tax effect of $(52), $390 and $917, respectively	506	(230)	(2,217)
Foreign currency translation adjustment	(1,869)	(2,378)	(3,515)
Total other comprehensive loss	(1,363)	(2,608)	(5,732)
Comprehensive income (loss)	10,634	(7,292)	4,651
Comprehensive loss attributable to redeemable non-controlling interest	35	5,528	—
Comprehensive income (loss) attributable to common shareholders	$10,669	$(1,764)	$4,651
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

										Accumulated
	Redeemable					Additional				Other	Non-
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	controlling	Total
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Equity
Balance, December 31, 2013	$—	27,869,317	$3	18,000,000	$2	$102,587	$171,094	—	$—	$3,112	$8	$276,806
Exercise of stock options, net	—	482,475	—	—	—	1,447	—	—	—	—	—	1,447
Stock-based compensation expense, including excess tax benefits of $918	—	—	—	—	—	3,411	—	—	—	—	—	3,411
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	—	(2,217)	—	(2,217)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,515)	—	(3,515)
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	—	10,383	—	—	—	—	10,383
Balance, December 31, 2014	—	28,351,792	3	18,000,000	2	107,445	181,477	—	—	(2,620)	(1)	286,306
Exercise of stock options, net	—	332,600	—	—	—	1,153	—	—	—	—	—	1,153
Stock-based compensation expense, including excess tax benefits of $(50)	—	—	—	—	—	1,830	—	—	—	—	—	1,830
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,378)	—	(2,378)
Non-controlling interest	—	—	—	—	—	(117)	—	—	—	—	1	(116)
Contributions from redeemable non-controlling interest	6,018	—	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(5,528)	—	—	—	—	—	844	—	—	—	—	844
Balance, December 31, 2015	490	28,684,392	3	18,000,000	2	110,311	182,321	—	—	(5,228)	—	287,409
Exercise of stock options, net	—	320,892	—	—	—	1,054	—	—	—	—	—	1,054
Stock-based compensation expense, including excess tax benefits of $99	—	—	—	—	—	1,561	—	—	—	—	—	1,561
Open market purchase of common shares	—	(1,298,418)	—	—	—	—	—	1,298,418	(6,387)	—	—	(6,387)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	—	506	—	506
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,869)	—	(1,869)
Contributions from redeemable non-controlling interest	6,392	—	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(35)	—	—	—	—	—	12,032	—	—	—	—	12,032
Balance, December 31, 2016	$6,847	27,706,866	$3	18,000,000	$2	$112,926	$194,353	1,298,418	$(6,387)	$(6,591)	$—	$294,306
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,997	$(4,684)	$10,383
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of project assets	19,377	16,911	15,047
Depreciation of property and equipment	3,020	3,263	3,044
Amortization of deferred financing fees	1,503	1,139	1,353
Amortization of intangible assets	2,358	4,150	4,738
Provision for bad debts	5,392	4,102	1,988
Gain on sale of assets	—	(17)	—
Unrealized gain on interest rate swaps	(279)	(368)	(1,418)
Stock-based compensation expense	1,462	1,769	2,493
Deferred income taxes	2,867	4,086	(2,749)
Excess tax benefits from stock-based compensation arrangements	(99)	50	(918)
Unrealized foreign exchange loss	167	2,083	1,054
Changes in operating assets and liabilities:
Restricted cash	(5,423)	3,108	300
Accounts receivable	(12,002)	(4,472)	8,611
Accounts receivable retainage	3,875	(3,825)	3,289
Federal ESPC receivable	(116,753)	(73,243)	(59,457)
Inventory	1,118	(4,327)	1,308
Costs and estimated earnings in excess of billings	31,170	(22,904)	4,587
Prepaid expenses and other current assets	(98)	(3,369)	5,526
Project development costs	4,162	(4,581)	482
Other assets	(525)	(4,083)	(1,907)
Accounts payable, accrued expenses and other current liabilities	(2,798)	26,273	9,496
Billings in excess of cost and estimated earnings	(6,974)	10,674	811
Other liabilities	(3,578)	(2,444)	(7,414)
Income taxes payable	1,988	1,171	661
Cash flows from operating activities	(58,073)	(49,538)	1,308
Cash flows from investing activities:
Purchases of property and equipment	(2,807)	(1,343)	(1,745)
Purchases of project assets	(73,234)	(51,340)	(26,679)
Grant awards and rebates received on project assets	—	—	3,727
Proceeds from sales of assets	—	854	—
Acquisitions, net of cash received	(3,575)	—	(13,903)
Cash flows from investing activities	$(79,616)	$(51,829)	$(38,600)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$99	$(50)	$918
Payments of financing fees	(1,908)	(2,748)	(374)
Proceeds from exercises of options	1,054	1,153	1,447
Repurchase of common stock	(6,387)	—	—
Proceeds from senior secured credit facility	3,822	6,300	5,000
Proceeds from long-term debt financing	38,004	17,747	—
Proceeds from Federal ESPC projects	90,039	77,971	51,165
Proceeds from sale-leaseback financing	17,045	12,506	—
Non-controlling interest	—	(116)	(9)
Proceeds from investment by redeemable non-controlling interest	6,392	6,018	—
Restricted cash	3,155	(5,684)	3,021
Payments on long-term debt	(14,014)	(12,392)	(18,392)
Cash flows from financing activities	137,301	100,705	42,776
Effect of exchange rate changes on cash	(650)	(1,455)	1,107
Net (decrease) increase in cash and cash equivalents	(1,038)	(2,117)	6,591
Cash and cash equivalents, beginning of year	21,645	23,762	17,171
Cash and cash equivalents, end of year	$20,607	$21,645	$23,762
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,220	$5,537	$6,583
Cash paid for income taxes	$3,475	$1,437	$3,125
Non-cash Federal ESPC settlement	$79,075	$26,606	$24,587
Accrued purchases of project assets	$19,506	$5,065	$3,229
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company”) was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America and Europe. The Company provides solutions, both products and services, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company’s comprehensive set of services includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic (“PV”) equipment worldwide. The Company operates in the United States, Canada and Europe.
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

Revision to Previously Issued Financial Statements
The Company provides for deferred income taxes based on the expected future tax consequences of differences between financial statement basis and the tax basis of assets and liabilities calculated using the enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. In 2016, the Company determined that they did not provide for the deferred tax liability and related income tax provision during the year ended December 31, 2015 related to the outside basis difference in its consolidated investment in the investment fund. The investment fund is discussed in Notes 9 and 10. As a result, the prior period was revised as follows: (i) total long term liabilities increased by $2,133 as of December 31, 2015 as a result of increasing the deferred tax liability and retained earnings decreased by the same amount as of December 31, 2015, (ii) the income tax provision increased by $2,133 for the year ended December 31, 2015 which resulted in an increase to net loss and a decrease of net income attributable to Ameresco, Inc. of the same amount for the year ended December 31, 2015, (iii) the basic and diluted net income per share attributable to Ameresco, Inc. decreased from $0.06 to $0.02, (iv) an increase in comprehensive loss, and comprehensive loss attributable to shareholders of $2,133 for the year ended December 31, 2015, and (v) net loss increased and deferred income taxes decreased within the cash flows from operating activities by $2,133 resulting in no change to cash flows from operating activities for the year ended December 31, 2015. The Company has determined that the impact on its previously issued financial statements was not material.
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and an investment fund formed to fund the purchase of solar energy systems, which is consolidated as a variable interest entity (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net within stockholders’ equity.  The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions used in these consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

financial instruments and stock-based awards, impairment of long lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2016 under the plan was $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions. 5
Cash and Cash Equivalents
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
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level one inputs per the fair value hierarchy as defined in Note 16. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of December 31, 2016 and 2015, the Company classified the non-current portion of restricted cash of $19,920 and $13,515, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts, beginning of period	$3,729	$2,851	$1,519
Charges to costs and expenses	4,332	1,451	1,988
Account write-offs and other	(225)	(573)	(656)
Allowance for doubtful accounts, end of period	$7,836	$3,729	$2,851
During the year ended ended December 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $2,394 was recorded as an allowance for doubtful accounts in accounts receivable, net. In addition, the Company recorded a $476 charge to write-off costs and estimated earnings in excess of billings and a $325 charge for project costs incurred during the first quarter of 2016. The Company has additional exposure of $758 for the remaining receivables. During the year ended December 31, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. This reserve included $1,655 for doubtful accounts in accounts receivable, net and $279 reserved against accounts receivable retainage, net.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. During the year ended December 31, 2015, based upon an evaluation by management, the Company recorded a reserve totaling $1,282 against the accounts receivable retainage balance for amounts determined to be potentially uncollectible. For the year ended December 31, 2016, the Company recorded an additional reserve of $279 against the remaining accounts receivable retainage, net balance.
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
Project Assets
Project assets consist of costs of materials, direct labor, interest costs, outside contract services, deposits and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the lives of the related assets or the terms of the related contracts.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net, in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated project asset. The amount of interest capitalized for the years ended December 31, 2016, 2015 and 2014 was $1,253, $941 and $518, respectively.
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
From time to time, the Company has applied for and received cash grant awards from the U.S. Treasury Department (the “Treasury”) under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the “Act”). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company did not receive any Section 1603 grants during the years ended December 31, 2016 and December 31, 2015. The Company received $3,727 in Section 1603 grants during the year ended December 31, 2014. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,739 and $8,291 in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility and construction loans, as discussed in Note 7, for which deferred financing fees are amortized on a straight line basis over the term of the agreement. Deferred financing fees are presented on the consolidated balance sheets as a reduction to long-term debt and capital lease liabilities.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of December 31, 2016 and 2015 the Company had no ARO liabilities recorded.
Federal ESPC Liabilities
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain ESPC projects with various federal government agencies. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the ESPC receivable from the government and corresponding ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received.
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended its agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. See below for a summary of solar PV project sales by fiscal year:

Year Ended	# Solar PV Projects Sold	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term	Minimum Lease Payment	Maximum Lease Payment
Year-ended December 31, 2015	3	12,506	933	924	6,810	20	7	348
Year-ended December 31, 2016	6	17,045	906	145	8,830	20-25	2	397

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

As part of the agreement, the Company is a party to a master lease agreement that provides for the sale of solar PV projects to a third-party investor and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar PV project under the sale-leaseback arrangement is “integral equipment.” A solar PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar PV project at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). Net amortization expense in cost of revenues related to deferred gains and losses was $(24) of net gains for the year ended December 31, 2016.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2033. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains. See Note 17 for additional disclosures.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which simplifies the presentation of deferred income taxes. The Company elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2015. As a result, it has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2016 and 2015, respectively.
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
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuance of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock and option grants using the fair value recognition provisions of accounting standards codification (“ASC”) 718, Compensation - Stock Compensation (“ASC 718”) on a straight-line basis over the vesting period of the awards. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period.
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
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation that the Company would pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management’s expectations. Beginning in the year ended December 31, 2016, the Company uses historical volatility as the expected volatility assumption required in the Black-Scholes model. Prior to the year ended December 31, 2016. because there was no public market for the Company’s common stock prior to the Company’s initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly traded peer companies.
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
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2016, 2015 and 2014.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short- and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2016, the fair value of the Company’s long-term debt exceeds its carrying value by approximately $508. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 16.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
See Note 16 for additional information related to fair value measurements.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the year ended December 31, 2016, the Company repurchased 1,298,418 shares of common stock in the amount of $6,387, including fees of $52.
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
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 3.74% and expires in December 2024. This swap was designated as a hedge in March 2013. For the year ended December 31, 2013, the Company recorded an unrealized (gain) loss in earnings of $(266), as other expenses, net in the consolidated statements of income (loss). During the second quarter of 2014 this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive loss and recorded as a reduction to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter of 2014.
In July 2011, the Company entered into a five-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covered an initial notional amount of $38,571 variable rate note at a fixed interest rate of 1.965% and expired in June 2016. This interest rate swap was designated as a hedge since inception.
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
In September 2015, the Company entered into a seven-year forward starting interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $20,746 variable rate note at a fixed interest rate of 2.19%, and expires in February 2023. The effective date of the interest rate swap was February 29, 2016. The underlying cash flows hedged have an initial principal balance of $20,746 with an effective date of March 30, 2016. This interest rate swap has been designated as a hedge since inception.
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

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Ameresco, Inc.	$12,032	$844	$10,383
Basic weighted-average shares outstanding	46,409,192	46,494,448	46,161,846
Effect of dilutive securities:
Stock options	84,285	1,170,447	865,909
Diluted weighted-average shares outstanding	46,493,477	47,664,895	47,027,755

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

For the years ended December 31, 2016, 2015 and 2014, 3,530,220, 1,767,778 and 1,737,261 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date is not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. The Company is currently assessing the impact of this ASU on its consolidated financial statements. The Company expects to have its preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. The Company is not planning on early adopting and currently expects to adopt the new revenue recognition guidance in the first quarter of 2018. The Company does not currently expect this guidance to have a material impact on its consolidated financial position or results of operations based on the evaluation of its current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2014-15 as of December 31, 2016, and the adoption did not have an impact on its going concern conclusions.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual reporting periods. The Company adopted this guidance in the first quarter of fiscal 2016. This pronouncement did not change the Company’s previous consolidation conclusions, and thus did not have an impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The guidance in this ASU involves several aspects of the accounting for

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 will be effective for the Company on January 1, 2017, with early adoption permitted. Upon adoption of this standard as of January 1, 2017, the Company estimates it will record a $4,000 deferred tax asset and a corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. The Company will not change its accounting policy in regards to forfeitures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under the new guidance, a reporting entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment (formerly known as “Step-2” analysis). Instead, impairment will be measured using the difference between carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-04 will have on its consolidated financial statements.
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 16, acquired has been recorded as goodwill. Intangible assets identified have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 4 for additional information.
In December 2016, the Company acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The Company paid $3,575 to acquire the asset under construction, and assumed $9,503 of associated non-recourse financing.
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
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2016	2015	2014
Accounts receivable	—	—	1,432
Costs and estimated earnings in excess of billings	—	—	186
Prepaid expenses and other current assets	263	—	295
Property and equipment and project assets	12,815	—	123
Goodwill	—	—	7,590
Intangible assets(1)	—	—	7,208
Accounts payable	—	—	(1,719)
Accrued liabilities	—	—	(459)
Billings in excess of cost and estimated earnings	—	—	(752)
Purchase price	$13,078	$—	$13,904
Total, net of cash received	$13,078	$—	$13,904
Debt assumed	$9,503	$—	$—
Total fair value of consideration	$3,575	$—	$13,904

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
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Balance, December 31, 2014	$24,759	$3,375	$3,781	$28,564	$60,479
Goodwill acquired during the year	—	—		—	—
Fair value adjustments(1)	—	—	—	(403)	(403)
Currency effects	—	—	(619)	(372)	(991)
Balance, December 31, 2015	24,759	3,375	3,162	27,789	59,085
Goodwill acquired during the year	—	—	—	—	—
Fair value adjustments	—	—	—	—	—
Currency effects	—	—	100	(1,209)	(1,109)
Balance, December 31, 2016	$24,759	$3,375	$3,262	$26,580	$57,976
Accumulated Goodwill Impairment Balance, December 31, 2015	$—	$—	$(1,016)	$—	$(1,016)
Accumulated Goodwill Impairment Balance, December 31, 2016	$—	$—	$(1,016)	$—	$(1,016)
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
In accordance with ASC 350, goodwill was tested for impairment as of December 31, 2016, 2015 and 2014 at the reporting unit level using a discounted cash flow method under the income approach and with a peer-based, risk-adjusted weighted average cost of capital. No instances of impairment were identified in the December 31, 2016, 2015 or 2014 assessments. Based on the Company’s goodwill impairment assessment, all of its reporting units with goodwill had estimated fair values as of December 31, 2016 that exceeded their carrying values by at least 13%, with the exception of the Southwest reporting unit, a member of the U.S. Regions segment, which had a fair value that exceeded its carrying value by 9%. This reporting unit had goodwill of $16,829 at December 31, 2016. Based on the Company’s goodwill impairment assessment, all of its reporting units with goodwill had estimated fair values as of December 31, 2015 that exceeded their carrying values by at least 13%, with the exception of the Integrated-PV reporting unit which had a fair value that exceeded its carrying value by 5%. This reporting unit had goodwill of $7.6 million at December 31, 2015.
The Company performed a Step 1 test at its December 31, 2016, 2015 and 2014 annual testing dates, and concluded that Step 1 passed as the fair value of the enterprise value exceeded the carrying value of the enterprise value for all reporting units. However, during the course of the valuation analysis it was determined that although the fair value of the Company’s Canada reporting unit exceeded the carrying amount of this reporting unit, as of December 31, 2016 and December 31, 2015 the carrying value of the Canada reporting unit was negative. This determination, combined with qualitative considerations, prompted the performance of the Step 2 test as prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The implied fair value of the goodwill of

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

our Canada reporting unit exceeded the carrying value of that goodwill and as a result, no impairment of goodwill has been identified.
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2016, 2015 and 2014.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of December 31,
	2016	2015
Gross Carrying Amount
Customer contracts	$7,594	$7,898
Customer relationships	11,652	12,496
Non-compete agreements	3,203	3,324
Technology	2,716	2,701
Trade names	542	540
	25,707	26,959
Accumulated Amortization
Customer contracts	7,566	7,683
Customer relationships	8,048	6,621
Non-compete agreements	3,158	3,149
Technology	2,485	2,241
Trade names	519	495
	21,776	20,189
Intangible assets, net	$3,931	$6,770
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Customer contracts	$184	$932	$1,673
Customer relationships	1,809	2,139	1,688
Non-compete agreements	116	494	805
Technology	238	528	490
Trade names	11	57	82
Total intangible amortization expense	$2,358	$4,150	$4,738
Estimated amortization expense for existing intangible assets for the next five succeeding fiscal years is as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

	Estimated Amortization
	Included in Cost of Revenues	Included in Selling, General and Administrative Expenses
2017	$29	$1,479
2018	—	1,010
2019	—	714
2020	—	499
2021	—	181
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2016	2015
Furniture and office equipment	$5,429	$5,120
Computer equipment and software costs	19,475	18,024
Leasehold improvements	2,819	2,690
Automobiles	1,156	1,126
Land	1,379	520
Property and equipment, gross	30,258	27,480
Less - accumulated depreciation	(25,240)	(22,152)
Property and equipment, net	$5,018	$5,328
Depreciation expense on property and equipment for the years ended December 31, 2016, 2015 and 2014 was $3,020, $3,263 and $3,044, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
6. PROJECT ASSETS
Project assets consist of the following:

	December 31,
	2016	2015
Project assets	$431,361	$336,065
Less - accumulated depreciation and amortization	(111,603)	(91,756)
Project assets, net	$319,758	$244,309

Included in project assets are capital lease assets and accumulated depreciation of capital lease assets. Capital lease assets consist of the following:

	December 31,
	2016	2015
Capital lease assets	$15,640	$6,810
Less - accumulated depreciation and amortization	(744)	(174)
Capital lease assets, net	$14,896	$6,636
For the twelve months ended December 31, 2016, 2015 and 2014, the Company received $0, $0 and $3,727, respectively, in grant awards from the Treasury under Section 1603 of the 2009 American Recovery and Reinvestment Act. The Act authorizes the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable project assets. If the Company disposes of the property, or the property ceases to qualify as a specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid. For tax purposes, the Section 1603 payments are not included in federal and certain state

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,739 and $8,291 in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has received cash rebates from a utility company, which were accounted for as reductions in the book value of the related project assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding project assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received during the years ended December 31, 2016 and 2015.
Depreciation and amortization expense on the above project assets, net of deferred grant amortization, for the years ended December 31, 2016, 2015 and 2014 was $19,377, $16,911 and $15,047, respectively, and is included in cost of revenues in the accompanying consolidated statements of income (loss). Included in these depreciation and amortization expense totals are depreciation and amortization expense on capital lease assets of $570, $174 and $0, respectively, for the years ended December 31, 2016, 2015 and 2014.
7. LONG-TERM DEBT
Long-term debt comprised the following:

	December 31,
	2016	2015
Senior secured credit facility, due June 2020, interest at varying rates monthly in arrears	$43,420	$25,540
6.345% term loan payable in semi-annual installments through February 2021	1,482	1,727
6.345% term loan payable in semi-annual installments through June 2024	9,096	9,822
Variable rate construction to term loan payable in quarterly installments through December 2024	10,139	11,644
6.500% term loan payable in monthly installments through October 2017	110	234
7.250% term loan payable in quarterly installments through March 2021	2,651	3,208
6.110% term loan payable in monthly installments through June 2028	4,591	4,772
Variable rate construction to term loan payable in quarterly installments through June 2020	35,679	38,401
Variable rate construction to term loan payable in semi-annual installments through 2023	19,398	17,112
4.950% term loan payable in quarterly installments through July 2031	4,549	—
13.000% construction loan payable, due May 2017	9,503	—
8.750% construction loan payable, due March 2018	3,140	—
Variable rate construction loan payable, due June 2017	7,008	—
Capital leases	14,647	6,760
	165,413	119,220
Less - current maturities	19,292	13,427
Less - deferred financing fees	5,528	5,303
Long-term debt	$140,593	$100,490
Aggregate maturities of long-term debt for the years ended December 31, are as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

2017(1)	$19,292
2018(1)	32,271
2019	16,657
2020	60,688
2021	5,025
Thereafter	32,257
Debt Discount	(777)
$165,413

(1)
Included in 2017 aggregate maturities is the full balance of the construction loan payable due March 1, 2018, as the Company intends to repay this loan in full prior to December 31, 2017. Included in 2018 aggregate maturities is the full balance of the variable rate construction loan payable, due June 2017, and the 13.000% construction loan payable, due May 2017, as the Company intends to refinance the full balances outstanding at December 31, 2016 to long-term debt prior to their respective maturity dates.

Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2015, the Company entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended the Company’s existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility and term loan mature on June 30, 2020, when all amounts will be due and payable in full. The Company expects to use the new credit facility for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio as described below. In November 2016, the Company entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20,000 to an aggregate of $30,000 and extends the maturity date of the term loan from June 30, 2018 to June 30, 2020.
The credit facility consists of a $60,000 revolving credit facility and a $30,000 term loan. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and pounds sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2016 and 2015, $28,500 and $14,285, was outstanding under the term loan, respectively. At December 31, 2016 and 2015, $15,033 and $11,300 was outstanding under the revolving credit facility, respectively.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2016, the interest rate for borrowings under the revolving credit facility was 4.25% and the weighted average interest rate for borrowings under the term loan was 2.94%.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1,500, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at the Company’s option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
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
At December 31, 2016, the Company was in compliance with all financial and operational covenants.
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
The first tranche had an original balance, upon conversion to term loan, of $3,240, and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $96 to $275, with the remaining principal and unpaid interest due February 26, 2021.  The interest rate at December 31, 2016 was 2.998%.
The second tranche had an original balance, upon conversion to term loan, of $13,081 and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $326 to $1,179, with principal and unpaid interest due June 30, 2024. The interest rate at December 31, 2016 was 2.748%.
As of December 31, 2016 and 2015, $10,578 and $11,549, respectively, was collectively outstanding under this facility.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and Term Loans Due 2024
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited recourse financing for certain of its LFG to energy projects. The total loan commitment under the agreement was $37,906, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,868. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,868. The loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

amounts are due in quarterly installments ranging from $109 to $1,149, after an initial payment of $2,424 paid on March 31, 2010, with principal and unpaid interest due on December 31, 2024. The Company made an additional principal payment of $3,712 during the year ended December 31, 2014. As of December 31, 2016 and 2015, the outstanding balance under the term loan was $10,139 and $11,644, respectively. The interest rate at December 31, 2016 was 4.248%.
6.500% Term Loan
The Company has a term loan agreement with a finance company with a total loan amount of $755. The note evidencing the loan bears interest at a fixed rate of 6.500% per annum. Principal and interest payments are due in monthly installments of $11, with the final payment being due October 1, 2017.
As of December 31, 2016 and 2015, $110 and $234, respectively, was outstanding under the term loan. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
7.250% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500. The note evidencing the loan bears interest at a rate of 7.25% per annum. The remaining principal amounts are due in quarterly installments ranging from $144 to $171, plus interest, with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2016 and 2015, $2,651 and $3,208, respectively, was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011, the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest only payments were due from November 1, 2011 to June 1, 2013. The remaining principal amounts were due starting on June 1, 2013 in monthly installments ranging from $0 to $70, plus interest, with remaining principal balances and unpaid interest due June 1, 2028. At December 31, 2016 and 2015, $4,591 and $4,772, respectively, was outstanding under the term loan.
Variable-Rate Construction and Term Loans Due 2020
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its LFG to energy and solar PV projects. The credit and guaranty agreement provided for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2014. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in quarterly installments ranging from $389 to $903. The facility matures on March 31, 2020, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016 and 2015, $35,679 and $38,401, respectively, was outstanding under term loans. The interest rate at December 31, 2016 was 3.998%.
Variable-Rate Construction and Term Loans Due 2023
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2016. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The remaining principal amounts are due in semi-annual installments ranging from $105 to $835. The facility matures on February 28, 2023, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $19,877 was outstanding under term loans. At December 31, 2015, $17,663 was outstanding under construction loans. The interest rate at December 31, 2016 was 3.498%.
4.950% Term Loan
On August 4, 2016, the Company entered into a term loan with two banks with an original principal amount of $4,837. The note evidencing the loan bears interest at a rate of 4.95% per annum. The remaining principal amounts are due in quarterly installments ranging from $43 to $156, plus interest, with remaining principal balances and unpaid interest due July 1, 2031. At December 31, 2016, $4,616 was outstanding on the term loan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

8.750% Construction Loan
On November 1, 2016, the Company entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9,500 construction facility and bears interest at a rate of 8.75% per annum. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $3,258 was outstanding under the construction loan. The Company has classified this debt as current as of December 31, 2016, due to the Company’s intent to repay the construction loan in full prior to December 31, 2017.
Variable Rate Construction Loan Due June 30, 2017
On November 18, 2016, the Company entered into a construction loan agreement and subsequent amendment with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35,000 construction facility and bears interest at a variable rate. The facility matures on June 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $7,008 was outstanding under the construction loan. The interest rate at December 31, 2016 was 6.00%. The Company has classified this debt as non-current as of December 31, 2016, due to the Company’s intention to refinance the variable rate construction loan to sale-leasebacks prior to the maturity date.
13.000% Construction Loan
On December 22, 2016, the Company acquired a solar PV project (see Note 3) currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provides for a $10,694 construction facility and bears interest at a rate of 13.00% per annum. The facility matures on May 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2016, $9,503 was outstanding under the construction loan. The Company has classified this debt as non-current as of December 31, 2016, due to the Company’s intention to refinance the construction loan to a term loan prior to the maturity date. This construction loan contains a subjective acceleration clause that allows the bank to call the debt, if a material adverse change occurs. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the construction loan balance. At December 31, 2016, the bank had not exercised the subjective acceleration clause.
8. INCOME TAXES
Some amounts for the year ending December 31, 2015 have been revised, see Note 2 for further discussion of this revision.

The components of income before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$19,874	$17,860	$14,505
Foreign	(3,507)	(17,568)	(8,213)
Income before provision for income taxes	$16,367	$292	$6,292

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$1,304	$224	$(2,659)
State	303	603	1,826
Foreign	(106)	443	(814)
	1,501	1,270	(1,647)
Deferred:
Federal	2,341	3,861	(3,263)
State	106	134	574
Foreign	422	(289)	245
	2,869	3,706	(2,444)
	$4,370	$4,976	$(4,091)

The Company’s deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities.
Deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Compensation accruals	$4,259	$3,330
Reserves	4,597	3,651
Other accruals	732	2,252
Net operating losses	8,044	8,220
Interest rate swaps	1,500	1,804
Energy efficiency	14,449	18,110
Deferred revenue	1,351	1,479
Gross deferred income tax assets	34,932	38,846
Valuation allowance	(7,344)	(7,122)
Total deferred income tax assets	$27,588	$31,724
Deferred tax liabilities:
Depreciation	$(30,974)	$(32,542)
Contract refinancing	(217)	(304)
Canada	(1,901)	(2,234)
United Kingdom	(697)	(538)
Outside basis difference	(2,756)	(2,133)
Acquisition accounting	(80)	(116)
Total deferred income tax liabilities	(36,625)	(37,867)
Deferred income tax liabilities, net	$(9,037)	$(6,143)
The Company recorded a valuation allowance in the amount of $7,344 and $7,122 as of December 31, 2016 and 2015, respectively, related to the following items: 1) The Company recorded a valuation allowance on a deferred tax asset relating to interest rate swaps in the amount of $859 and $1,121 as of December 31, 2016 and 2015, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

income. Although the Company anticipates sufficient future taxable income, it is more likely than not that it will not be of the appropriate character to allow for the recognition of the future capital loss. 2) As of December 31, 2016 and 2015, the Company recorded a valuation allowance on a deferred tax asset relating to a foreign net operating loss in the amount of $6,269 and $5,778, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss. 3) The Company recorded a valuation allowance on a deferred tax asset relating to a state net operating loss of $216 and $223 at one of its subsidiaries as of December 31, 2016 and 2015, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2016	2015	2014
Income before income tax	$16,367	$292	$6,292
Federal statutory tax expense	$5,728	$102	$2,202
State income taxes, net of Federal benefit	678	604	666
Net state impact of deferred rate change	(110)	55	264
Non deductible expenses	670	933	764
Impact of reserve for uncertain tax positions	(411)	(1,772)	(977)
Stock-based compensation expense	306	402	415
Energy efficiency preferences	(4,130)	(3,280)	(9,517)
Foreign items and rate differential	516	1,556	719
Valuation allowance	213	4,255	1,408
Energy partnership basis adjustments	—	2,133	—
Miscellaneous	910	(12)	(35)
	$4,370	$4,976	$(4,091)
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.1%	206.8%	10.6%
Net state impact of deferred rate change	(0.7)%	18.8%	4.2%
Non deductible expenses	4.1%	319.5%	12.1%
Impact of reserve for uncertain tax positions	(2.5)%	(606.8)%	(15.5)%
Stock-based compensation expense	1.9%	137.7%	6.6%
Energy efficiency preferences	(25.2)%	(1,123.3)%	(151.3)%
Foreign items and rate differential	3.2%	532.9%	11.4%
Valuation allowance	1.3%	1,457.2%	22.4%
Energy partnership basis adjustments	—%	730.5%	—%
Miscellaneous	5.5%	(4.1)%	(0.6)%
	26.7%	1,704.2%	(65.1)%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015
Balance, beginning of year	$2,200	$3,700
Additions for prior year tax positions	—	200
Settlements paid to tax authorities	(1,310)	—
Reductions of prior year tax positions	(290)	(1,700)
Balance, end of year	$600	$2,200
 At December 31, 2016 and 2015, the Company had approximately $600 and $2,200, respectively, of total gross unrecognized tax benefits. The current year decrease in unrecognized tax benefits relates primarily to items resolved as part of the IRS audit and amounts related to years already audited. The Company believes that it is likely that none of the remaining unrecognized tax benefits related to federal and state exposures will be necessary within the next twelve months.
Of the total gross unrecognized tax benefits as of December 31, 2016 and 2015, $20 and $800, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2016 the Company had state net operating loss carryforwards of approximately $10,700, which will expire from 2016 through 2033. The tax effected portion of the state net operating loss relating to excess stock option deductions is approximately $12. Any tax benefit resulting from excess stock option deductions is recorded as an adjustment to additional paid in capital when realized. At December 31, 2016 the Company had Canadian net operating loss carryforwards of approximately $24,100, which will expire for tax years 2016 through 2026.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2016, the amount of earnings for which no repatriation tax has been provided was estimated to be $0.
At December 31, 2016 the company had a federal tax credit carryforward of approximately $9,800 which will expire at various times through 2035. The portion of the federal tax credit relating to excess stock option deductions is approximately $4,000, the tax benefit of which will be recorded as an adjustment to additional paid in capital when realized.
The tax years 2014 through 2016 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The (decrease) increase included in tax expense for the years end December 31, 2016, 2015 and 2014 were $(20), $(200) and $(200), respectively.
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
A summary of amounts related to the investment fund in the Company’s consolidated balance sheets for the years ending December 31, 2016 and 2015 is as follows:

	2016	2015
Cash	$1,157	$—
Restricted cash	1,554	5,419
Accounts receivable	80	—
Costs and estimated earnings in excess of billings	50	—
Prepaid expenses and other current assets	50	25
Project assets, net	32,185	32,657
Other assets	77	112
Accrued liabilities	$165	$—

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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, performance-based stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

of December 31, 2016, the Company had granted options to purchase 3,119,604 shares of Class A common stock under the 2010 Plan.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2016, 7,409,802 shares were available for grant under the 2010 Plan.
The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,573,378	$7.528
Granted(1)	145,000	7.578
Exercised	(482,475)	2.999
Forfeited	(324,330)	12.226
Expired	(18,000)	2.750
Outstanding at December 31, 2014	3,893,573	7.721
Granted(1)	747,100	6.404
Exercised	(332,600)	3.467
Forfeited	(168,633)	9.409
Outstanding at December 31, 2015	4,139,440	7.740
Granted(1)	665,000	4.703
Exercised	(320,892)	3.286
Forfeited	(194,562)	8.154
Expired	(317,604)	11.293
Outstanding at December 31, 2016	3,971,382	$7.300	5.50	$1,143
Options exercisable at December 31, 2016	2,664,405	$7.850	4.05	$626
Expected to vest at December 31, 2016	1,306,977	6.179	8.46	$517

(1) Grants are related to the 2010 Plan.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $575, $1,024 and $2,030, respectively.

During the year ended December 31, 2016, a total of 320,892 shares were issued upon the exercise of options under the 2000 Plan at an average price of $3.286 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2016, 2015 and 2014 was $1,054, $1,153 and $1,447, respectively.
Stock options issued under our 2000 Plan generally expire if not exercised within ten years after the grant date. Under the terms of our 2010 stock incentive plan, all options expire if not exercised within ten years after the grant date. Historically, options generally provided for vesting over five years, with 20% vesting on the first anniversary of the grant date and 5% vesting every three months thereafter. During 2011, the Company began awarding options generally providing for vesting over five years, with 20% vesting on each of the first five anniversaries of the grant date. From time to time, the Company awards options providing for vesting over three years, with one-third vesting on each of the first three anniversaries of the grant date. During the year ending December 31, 2016, the Company also awarded options that vest based upon the achievement of specific performance goals. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination or they are forfeited.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2016, 2015 and 2014:

Year Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.16%-1.77%	1.53%-2.01%	1.93%-2.01%
Expected volatility	46%-49%	44%-49%	50%-52%
Expected life	6.5-10 years	5.0-6.5 years	6.5 years

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
The weighted-average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014, under the Black-Scholes option pricing model was $2.60, $3.03 and $3.97, respectively, per share. For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of approximately $1,462, $1,769, and $2,493, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of December 31, 2016, there was approximately $2,990 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.7 years.
12. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $4,600, $4,733 and $4,556 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has a Group Personal Pension Plan (GPPP) for employees in the U.K., established in 2016, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The plan requires the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $202 for the year ended December 31, 2016.
The Company has a Registered Retirement Savings Plan (RRSP) for employees in Canada, whereby eligible employees may contribute a portion of their compensation. The plan requires the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $307, $411 and $475 for the years ended December 31, 2016, 2015 and 2014, respectively.
13. COMMITMENTS AND CONTINGENCIES

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2025. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2016, 2015 and 2014 was $6,147, $6,070 and $5,667, respectively.
The Company’s estimated minimum future lease obligations under operating leases are as follows:

Operating Leases
Year ended December 31,
2017	$4,690
2018	3,675
2019	2,925
2020	2,080
2021	1,493
Thereafter	3,515
Total minimum lease payments	$18,378
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping (“AD”) and countervailing duty (“CVD”) investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published AD duty of 249.96%, for manufacturers without a separate rate, and increased its CVD from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties. All shipments from May 25, 2012 until the Company suspended importing solar modules containing PRC cells in July 2012 (“covered shipments”) were subject to the CVD and were covered by a single continuous entry bond. Covered shipments also were subject to AD duty, for each of which the Company was required to post a single entry bond. In August 2014, U.S. Customs lifted suspension of liquidation of covered shipments. As a result of liquidation, during the third and fourth quarters of 2014, the Company paid CVD on covered shipments at the 3.61% rate. During the fourth quarter of 2014 through the first quarter of 2015, the Company paid AD duties on covered shipments at a 31.18% rate. During the fourth quarter of 2015, the Company received the final bill from U.S. Customs for liquidation of one remaining covered shipment containing PRC cells and the matter was resolved in the first quarter of 2016.
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014 (see Note 3), the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 GBP ($5,551 converted as of December 31, 2016) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

14. GEOGRAPHIC INFORMATION
The Company attributes revenues to customers based on the location of the customer. Information as to the Company’s operations in different geographical areas is as follows:

	December 31,
	2016	2015
Long-lived assets:
United States	$306,908	$235,298
Canada	16,454	14,233
Other	1,414	106
Total long-lived assets	$324,776	$249,637

	Year Ended December 31,
	2016	2015	2014
Revenues:
United States	$588,791	$567,815	$509,200
Canada	49,706	48,968	70,069
Other	12,730	14,049	13,972
Total revenues	$651,227	$630,832	$593,241
15. OTHER EXPENSES, NET
The components of other expenses, net, are as follows:

	Year Ended December 31,
	2016	2015	2014
Unrealized gain on interest rate swaps	$(279)	$(368)	$(1,418)
Interest expense, net of interest income	6,510	3,734	5,898
Amortization of deferred financing fees, net	1,173	1,030	1,248
Foreign currency transaction loss	5	2,369	1,131
Other expenses, net	$7,409	$6,765	$6,859
Estimated amortization expense for existing deferred financing fees for the next five succeeding fiscal years is as follows:

Estimated Amortization
2017	$1,309
2018	1,119
2019	997
2020	524
2021	301
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2016	2015
Liabilities:
Interest rate swap instruments	2	$3,843	$4,681
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2016 and 2015, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the years ended December 31, 2016 and 2015. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of December 31, 2016		As of December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$145,746	$145,238	$108,323	$107,148
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual goodwill impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on goodwill or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred for the years ended December 31, 2016 or 2015.
17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2016 and 2015, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of December 31,
	2016		2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,843	Other liabilities	$4,681
All of the Company’s derivatives were designated as hedging instruments for the years ended December 31, 2016 and 2015. All but one derivative were designated as hedging instruments prior to March 2013 and all were designated as hedging instruments for the remainder of the year ended December 31, 2013.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income (Loss)	Amount of Gain Recognized in Net Income (Loss) for the Year Ended December 31,
		2016	2015	2014
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(279)	$(368)	$(1,418)

Year Ended
December 31, 2016
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,548)
Unrealized gain recognized in AOCI	1,685
Loss reclassified from AOCI to other expenses, net	(1,179)
Accumulated loss in AOCI at the end of the period	$(2,042)
18. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments for the year ended December 31, 2016 are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas (“LFG”), heat or cooling, produced from renewable sources of energy, from small-scale plants that the Company owns and the construction of small-scale plants for customers. The Company’s Small-Scale Infrastructure segment also now includes certain small-scale plants developed for customers previously included in our U.S. Regions segment. Previously reported amounts have been restated for comparative purposes.The “All Other” category offers enterprise energy management services, consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. For the years ended December 31, 2016, 2015 and 2014 unallocated corporate expenses were $32,181, $25,671 and $27,621, respectively. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During the year ended December 31, 2016, the Company reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. During the year ended December 31, 2016, the Company included in unallocated corporate activity $2,870 as a reserve for amounts payable from a customer who declared bankruptcy.
For the years ended December 31, 2016, 2015 and 2014 more than 75% of the Company’s revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 27.3%, 20.2% and 17.9% of the Company’s consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Revenues from the U.S. federal government are included in the Company’s U.S. Federal segment.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
2016
Revenues	$269,766	$177,991	$50,448	$81,395	$71,627	$651,227
Interest income	—	11	—	38	—	49
Interest expense	—	942	1,737	4,386	23	7,088
Depreciation and intangible asset amortization	490	2,588	1,090	16,004	2,628	22,800
Unallocated corporate activity	—	—	—	—	—	(32,181)
Income (loss) before taxes, excluding unallocated corporate activity	18,200	22,236	(2,330)	10,859	(417)	48,548
2015
Revenues	301,371	127,620	49,235	66,322	86,284	630,832
Interest income	—	—	1,154	175	—	1,329
Interest expense	—	—	1,338	3,912	—	5,250
Depreciation and intangible asset amortization	838	1,209	1,081	14,316	4,078	21,522
Unallocated corporate activity	—	—	—	—	—	(25,671)
Income (loss) before taxes, excluding unallocated corporate activity	24,800	16,676	(15,449)	8,613	(8,677)	25,963
2014
Revenues	263,451	106,192	70,492	58,286	94,820	593,241
Interest income	—	—	1	43	1	45
Interest expense	—	—	1,369	3,188	—	4,557
Depreciation and intangible asset amortization	1,352	1,178	1,288	12,892	4,199	20,909
Unallocated corporate activity	—	—	—	—	—	(27,621)
Income (loss) before taxes, excluding unallocated corporate activity	24,849	14,035	(7,838)	3,191	(324)	33,913
Information as to the Company’s revenues by service and product lines is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Project(1)	$454,200	$434,380	$386,816
Operating Assets(2)	64,882	55,130	51,756
O&M(3)	63,082	59,117	59,424
Integrated-PV(4)	29,325	40,070	51,200
Other Services	39,738	42,135	44,045
Total Revenues	$651,227	$630,832	$593,241
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
19. QUARTERLY INFORMATION (Unaudited)
The following tables set forth selected unaudited condensed consolidated statement of income (loss) data for each of the most recent eight quarters ended December 31, 2016. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended,
	March 31	June 30	September 30	December 31
2016
Revenues	$133,776	$162,628	$180,598	$174,225
Gross profit	$27,676	$31,856	$38,795	$36,017
Net income attributable to Ameresco, Inc.	$1,054	$1,994	$5,715	$3,269
Net income per share attributable to common shareholders:
Basic	$0.02	$0.04	$0.12	$0.07
Diluted	$0.02	$0.04	$0.12	$0.07
Weighted average common shares outstanding:
Basic	46,742,488	46,719,122	46,360,575	45,811,358
Diluted	46,860,344	46,793,350	46,430,163	45,907,120
2015
Revenues	$115,433	$152,489	$189,142	$173,768
Gross profit	$19,643	$30,896	$36,293	$30,232
Net (loss) income attributable to Ameresco, Inc.	$(4,188)	$1,991	$4,178	$(1,137)
Net (loss) income per share attributable to common shareholders:
Basic	$(0.09)	$0.04	$0.09	$(0.02)
Diluted	$(0.09)	$0.04	$0.09	$(0.02)
Weighted average common shares outstanding:
Basic	46,408,123	46,493,162	46,517,638	46,556,977
Diluted	46,408,123	47,385,412	48,056,359	46,566,977
20. SUBSEQUENT EVENTS
In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15 million, up from $10 million, of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions.
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
In January 2017, the Company acquired two additional solar PV project currently under construction as well as associated construction loans agreement with a bank for use in providing non-recourse financing for these acquired solar PV project currently under construction. The Company paid $2,409 to acquire the asset under construction, and assumed $5,635 of associated non-recourse financing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Ameresco, Inc.
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable non-controlling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameresco, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameresco, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Boston, Massachusetts
March 3, 2017

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2017 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	3,971,382	$7.2997	7,409,802
Equity compensation plans not approved by security holders	—	—	—
Total	3,971,382	$7.2997	7,409,802

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2010 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2016, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2017 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2017 annual meeting of stockholders.

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

AMERESCO, INC.
Date: March 3, 2017	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2017
George P. Sakellaris
/s/ John R. Granara, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2017
John R. Granara, III
/s/ David J. Anderson	Director	March 3, 2017
David J. Anderson
/s/ David J. Corrsin	Director	March 3, 2017
David J. Corrsin
/s/ Douglas I. Foy	Director	March 3, 2017
Douglas I. Foy
/s/ Thomas S. Murley	Director	March 3, 2017
Thomas S. Murley
/s/ Jennifer L. Miller	Director	March 3, 2017
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 3, 2017
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 3, 2017
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
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

10.1.7
Sixth Amendment to Lease dated June 18, 2013 by and between 111 MPA LLC and Ameresco, Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the Commission on August 9, 2013 (file no. 001-34811) and incorporated herein by reference.

10.1.8
Seventh Amendment to Lease dated May 6, 2016 by and between 111 MPA LLC and Ameresco, Inc. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 and filed with the Commission on August 9, 2016 (file no. 001-34811) and incorporated herein by reference.

10.2.1
Third Amended and Restated Credit and Security Agreement dated June 30, 2015 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2015 and filed with the Commission on July 2, 2015 (file no. 001-34811) and incorporated herein by reference.

Exhibit Number	Description
10.2.2
Amendment No. 1 to Third Amended and Restated Credit and Security Agreement dated April 22, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 and filed with the Commission on August 9, 2016 (file no. 001-34811) and incorporated herein by reference.

10.2.3
Amendment No. 2 to Third Amended and Restated Credit and Security Agreement dated May 4, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 and filed with the Commission on August 9, 2016 (file no. 001-34811) and incorporated herein by reference.

10.2.4
Amendment No. 3 to Third Amended and Restated Credit and Security Agreement dated July 27, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 and filed with the Commission on November 1, 2016 (file no. 001-34811) and incorporated herein by reference.

10.2.5
Amendment No. 4 to Third Amended and Restated Credit and Security Agreement dated November 17, 2016 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2016 and filed with the Commission on November 22, 2016 (file no. 001-34811) and incorporated herein by reference.

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
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.