Form 10-Q
period 2017-03-31
Ameresco, Inc.
filed 2017-05-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuent to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 28, 2017
Class A Common Stock, $0.0001 par value per share	27,424,577
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2017 (Unaudited) and December 31, 2016	1

Consolidated Statements of (Loss) Income for the three months ended March 31, 2017 and 2016 (Unaudited)	3

Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity for the three months ended March 31, 2017 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,453	$20,607
Restricted cash	14,758	12,299
Accounts receivable, net	55,098	85,354
Accounts receivable retainage, net	18,802	17,465
Costs and estimated earnings in excess of billings	50,055	56,914
Inventory, net	10,951	12,104
Prepaid expenses and other current assets	14,450	11,732
Income tax receivable	521	406
Project development costs	10,195	9,180
Total current assets	199,283	226,061
Federal ESPC receivable	188,162	158,209
Property and equipment, net	4,452	5,018
Project assets, net	339,930	319,758
Goodwill	55,439	57,976
Intangible assets, net	3,373	3,931
Other assets	24,611	26,328
Total assets	$815,250	$797,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$20,319	$19,292
Accounts payable	89,577	126,583
Accrued expenses and other current liabilities	20,425	22,763
Billings in excess of cost and estimated earnings	18,145	21,189
Income taxes payable	699	775
Total current liabilities	149,165	190,602
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	173,322	140,593
Federal ESPC liabilities	163,704	133,003
Deferred income taxes, net	4,236	9,037
Deferred grant income	7,602	7,739
Other liabilities	15,129	15,154
Commitments and contingencies (Note 6)
Redeemable non-controlling interest	5,685	6,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2017	2016
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,064,459 shares issued and 27,378,227 shares outstanding at March 31, 2017, 29,005,284 shares issued and 27,706,866 shares outstanding at December 31, 2016	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	2	2
Additional paid-in capital	113,509	112,926
Retained earnings	197,709	194,353
Accumulated other comprehensive loss, net	(6,380)	(6,591)
Less - treasury stock, at cost, 1,686,232 shares at March 31, 2017 and 1,298,418 shares at December 31, 2016	(8,436)	(6,387)
Total equity	296,407	294,306
Total liabilities, redeemable non-controlling interest and equity	$815,250	$797,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$134,610	$133,776
Cost of revenues	108,686	106,100
Gross profit	25,924	27,676
Selling, general and administrative expenses	26,487	25,888
Operating (loss) income	(563)	1,788
Other expenses, net	1,826	843
(Loss) income before (benefit) provision for income taxes	(2,389)	945
Income tax (benefit) provision	(645)	241
Net (loss) income	(1,744)	704
Net loss attributable to redeemable non-controlling interest	1,100	350
Net (loss) income attributable to Ameresco, Inc.	$(644)	$1,054
Net (loss) income per share attributable to common shareholders:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted average common shares outstanding:
Basic	45,513,872	46,742,488
Diluted	45,513,872	46,860,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(1,744)	$704
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedge, net of tax (provision) benefit of $(48) and $923, respectively	202	(1,877)
Foreign currency translation adjustments	9	(517)
Total other comprehensive income (loss)	211	(2,394)
Comprehensive loss	(1,533)	(1,690)
Comprehensive loss attributable to redeemable non-controlling interest	1,100	350
Comprehensive loss attributable to common shareholders	$(433)	$(1,340)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2016	$6,847	27,706,866	$3	18,000,000	$2	$112,926	$194,353	$(6,591)	1,298,418	$(6,387)	$294,306
Cumulative impact from the adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	4,000	—	—	—	4,000
Exercise of stock options	—	59,175	—	—	—	240	—	—	—	—	240
Stock-based compensation expense	—	—	—	—	—	343	—	—	—	—	343
Open market purchase of common shares	—	(387,814)	—	—	—	—	—	—	387,814	(2,049)	(2,049)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	202	—	—	202
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	—	—	9
Distributions to redeemable non-controlling interest, net	(62)	—	—	—	—	—	—	—	—	—	—
Net loss	(1,100)	—	—	—	—	—	(644)	—	—	—	(644)
Balance, March 31, 2017	$5,685	27,378,227	$3	18,000,000	$2	$113,509	$197,709	$(6,380)	1,686,232	$(8,436)	$296,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,744)	$704
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation of project assets	5,109	4,543
Depreciation of property and equipment	693	772
Amortization of deferred financing fees	397	290
Amortization of intangible assets	380	604
Provision for bad debts	—	1,154
Gain on sale of assets	(104)	—
Unrealized gain on ineffectiveness of interest rate swaps	(123)	(70)
Stock-based compensation expense	343	367
Deferred income taxes	(859)	(1,160)
Unrealized foreign exchange gain	(185)	(806)
Changes in operating assets and liabilities:
Restricted cash	391	(1,455)
Accounts receivable	30,478	5,096
Accounts receivable retainage	(1,333)	(1,710)
Federal ESPC receivable	(34,418)	(22,879)
Inventory, net	1,154	(325)
Costs and estimated earnings in excess of billings	7,193	33,816
Prepaid expenses and other current assets	(2,686)	(2,946)
Project development costs	(1,155)	(2,093)
Other assets	(188)	55
Accounts payable, accrued expenses and other current liabilities	(31,939)	(25,260)
Billings in excess of cost and estimated earnings	(3,053)	(3,042)
Other liabilities	65	(1,277)
Income taxes payable	(201)	553
Cash flows from operating activities	(31,785)	(15,069)
Cash flows from investing activities:
Purchases of property and equipment	(387)	(497)
Purchases of project assets	(29,121)	(8,598)
Proceeds from sale of assets of a business	2,777	—
Acquisitions, net of cash received	(2,409)	—
Cash flows from investing activities	$(29,140)	$(9,095)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Payments of financing fees	$(338)	$(397)
Proceeds from exercises of options	240	326
Repurchase of common stock	(2,049)	—
Proceeds (repayments) from senior secured credit facility, net	18,000	(11,300)
Proceeds from long-term debt financing	12,878	3,049
Proceeds from Federal ESPC projects	35,167	16,385
Proceeds from sale-leaseback financing	8,783	3,541
(Distributions to) proceeds from investment by redeemable non-controlling interest, net	(62)	6,582
Restricted cash	223	3,892
Payments on long-term debt	(8,010)	(2,584)
Cash flows from financing activities	64,832	19,494
Effect of exchange rate changes on cash	(61)	127
Net increase (decrease) in cash and cash equivalents	3,846	(4,543)
Cash and cash equivalents, beginning of period	20,607	21,645
Cash and cash equivalents, end of period	$24,453	$17,102
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,384	$1,285
Cash paid for income taxes	$211	$942
Non-cash Federal ESPC settlement	$4,466	$44,234
Accrued purchases of project assets	$11,987	$5,141
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
The condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 3, 2017.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and an investment fund formed to fund the purchase of solar energy systems, which is consolidated as a variable interest entity (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net within stockholders’ equity. The Company prepares its financial statements in conformity with GAAP.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments and stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2017 under the plan is $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 7.
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of project assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 7. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of March 31, 2017 and December 31, 2016, the Company classified the non-current portion of restricted cash of $17,124 and $19,920, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
	2017	2016
Allowance for doubtful accounts, beginning of period	$7,836	$3,729
Charges to costs and expenses	—	204
Account write-offs and other	(463)	432
Allowance for doubtful accounts, end of period	$7,373	$4,365
During the three months ended March 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. A portion of this amount, $200 was recorded as an allowance for doubtful accounts in accounts receivable, net. In addition, the Company recorded a $476 charge to write-off costs and estimated earnings in excess of billings and a $325 charge for project costs incurred. During the three months ended September 30, 2016, the Company reserved for an additional $2,194 as an allowance for doubtful accounts in accounts receivable, net, related to the customer who declared bankruptcy. The Company has additional exposure of $758 for the remaining receivables.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. As of March 31, 2017 and December 31, 2016, $533 and $887, respectively, was recorded by the Company as a reserve for accounts receivable retainage for amounts determined to be potentially uncollectible.
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
Project Assets
Project assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized to cost of revenues in the Company’s consolidated statements of (loss) income on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in project assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of (loss) income on a straight line basis over the useful life of the associated project asset. There was $1,159 and $164 in interest capitalized for the three months ended March 31, 2017 and 2016, respectively.
Routine maintenance costs are expensed in the current year’s consolidated statements of (loss) income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period until the next required major maintenance or overhaul. Gains or losses on disposal of property and equipment are reflected in selling, general and administrative expenses in the consolidated statements of (loss) income.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Included in project assets are capital lease assets and accumulated depreciation of capital lease assets. Capital lease assets consist of the following:

	As of March 31,	As of December 31,
	2017	2016
Capital lease assets	$20,534	$15,640
Less - accumulated depreciation and amortization	(963)	(744)
Capital lease assets, net	$19,571	$14,896
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
The Company did not receive any Section 1603 grants during the three months ended March 31, 2017 or March 31, 2016. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,602 and $7,739 recorded in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility and construction loans, as discussed in Note 12, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement. Deferred financing fees are presented on the consolidated balance sheets as a reduction to long-term debt and capital lease liabilities.
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
See Note 4 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the non-current portion of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs. Other assets also include the fair value of derivatives.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of (loss) income. As of March 31, 2017 and December 31, 2016, the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended its agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. Additionally, the Company sold and contemporaneously leased back one solar PV project to a separate investor, not a party to the master lease agreement, under a new agreement during the three months ended March 31, 2017. See below for a summary of solar PV project sales by fiscal quarter under our sale-leaseback agreements:

Quarter Ended	# Solar PV Projects Sold	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term	Periodic Minimum Lease Payment	Periodic Maximum Lease Payment
March 31, 2016	2	3,541	589	—	1,509	20	8	139
March 31, 2017	2	8,783	273	913	4,751	10-20	4	407

Certain lease agreements the Company is party to provide for the sale of solar PV projects to third-party investors and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar PV project under the sale-leaseback arrangement is “integral equipment.” A solar PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar PV project at the new site, including any diminution in fair value, exceeds 10% of the fair

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

value of the solar PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar PV projects sold to date under such agreements have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under such agreements have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of (loss) income. Net amortization expense in cost of revenues related to deferred gains and losses was $(9) and $(23) for the three months ended March 31, 2017 and 2016, respectively.
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
The Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively.
In the first quarter of 2017, as a result of adopting ASU 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, the Company recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable.
See Note 5 for additional information on the Company’s income taxes.
Foreign Currency
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are reported in the consolidated statements of (loss) income.

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2017, the fair value of the Company’s long-term debt exceeds its carrying value of $193,641 by approximately $149. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 7.
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
The Company has no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation that the Company would pay dividends over the expected life of the options. The expected life of the awards is estimated using historical data and management’s expectations. Beginning in the year ended December 31, 2016, the Company uses historical volatility as the expected volatility assumption required in the Black-Scholes model. Prior to the year ended December 31, 2016, because there was no public market for the Company’s common stock prior to the Company’s initial public offering, management lacked company-specific historical and implied volatility information. Therefore, estimates of expected stock volatility were based on that of publicly traded peer companies.
The Company is required to recognize compensation expense for only the portion of options that are expected to vest. Actual historical forfeiture rate of options is based on employee terminations and the number of shares forfeited. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense. As a result of the adoption of ASU 2016-09, no significant changes were made to the Company’s accounting for forfeitures.
For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $343 and $367, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of (loss) income

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

based on the salaries and work assignments of the employees holding the options. As of March 31, 2017, there was $3,216 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.7 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2017 or during the year ended December 31, 2016.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended March 31, 2017, the Company repurchased 387,814 shares of common stock in the amount of $2,049, including fees of $16. During the year ended December 31, 2016, the Company repurchased 1,298,418 shares of common stock in the amount of $6,387, including fees of $52.
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
The Company recognizes cash flows from derivative instruments as operating activities in the consolidated statements of cash flows. The effective portion of changes in fair value on interest rate swaps designated as cash flow hedges are recognized in the Company’s consolidated statements of comprehensive loss. The ineffective portion of changes in fair value on interest rate swaps designated as hedges and changes in fair value on interest rate swaps not designated as hedges are recognized in the Company’s consolidated statements of (loss) income.
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

	Three Months Ended March 31,
	2017	2016
Net (loss) income attributable to Ameresco, Inc.	$(644)	$1,054
Basic weighted-average shares outstanding	45,513,872	46,742,488
Effect of dilutive securities:
Stock options	—	117,856
Diluted weighted-average shares outstanding	45,513,872	46,860,344
For the three months ended March 31, 2017 the Company excluded all potentially dilutive shares, totaling 4,158,403, from the calculation of diluted earnings per share as the effect would be anti-dilutive due to the Company’s net loss position. For the three months ended March 31, 2016 the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 3,297,938.

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
The Company has determined that the provisions in the contractual arrangement represent a substantive profit-sharing arrangement. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interest in the consolidated statements of (loss) income reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreement, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiary and the investor. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holder may create volatility in the Company’s consolidated statements of (loss) income as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interest from quarter to quarter.
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
See Note 10 for additional disclosures.
Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date was not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. The Company is currently assessing the impact of this ASU on its consolidated financial statements. The Company expects to have its preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. The Company is not planning on early adopting and currently expects to adopt the new revenue recognition guidance in the first quarter of 2018. The Company does not currently expect this guidance to have a material impact on its consolidated financial position or results of operations based on the evaluation of its current contracts and revenue streams, as most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this guidance in the first quarter of fiscal 2017, and as a result of this adoption recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. The Company has not changed its accounting policy in regards to forfeitures as a result of the adoption of this guidance. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 23), Restricted Cash. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the pending adoption of ASU 2016-18 will have on its consolidated financial statements.
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
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The Company paid $2,409 to acquire the assets under construction, and assumed $5,635 of associated non-recourse financing, resulting in a total purchase price of $8,044. No cash was received in the transaction, and the cash paid of $2,409 represented the total fair value of consideration to acquire the solar PV projects currently under construction. The Company allocated $256 of the cost to prepaid expenses and other current assets and $7,788 to property and equipment and project assets.
The results of the acquired solar PV projects currently under construction since the date of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of (loss) income, consolidated statements of comprehensive loss and consolidated statements of cash flows.
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2016	$24,759	$3,375	$3,262	$—	$26,580	$57,976
Sale of assets of a business	—	—	—	—	(2,639)	(2,639)
Currency effects	—	—	28	—	74	102
Balance, March 31, 2017	$24,759	$3,375	$3,290	$—	$24,015	$55,439
Accumulated Goodwill Impairment Balance, December 31, 2016	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, March 31, 2017	$—	$—	$(1,016)	$—	$—	$(1,016)
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the three months ended March 31, 2017 or for the year ended December 31, 2016.
During the three months ended March 31, 2017, the Company sold assets of a business to a third party for cash proceeds of $2,777, and as a result goodwill decreased by $2,639.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2017	2016
Gross Carrying Amount
Customer contracts	$7,619	$7,594
Customer relationships	11,502	11,652
Non-compete agreements	3,000	3,203
Technology	2,721	2,716
Trade names	542	542
	25,384	25,707
Accumulated Amortization
Customer contracts	7,597	7,566
Customer relationships	8,414	8,048
Non-compete agreements	2,961	3,158
Technology	2,520	2,485
Trade names	519	519
	22,011	21,776
Intangible assets, net	$3,373	$3,931
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of (loss) income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of (loss) income. Amortization expense for the three months ended March 31, 2017 and 2016 related to customer contracts was $7 and $46, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 related to all other acquired intangible assets was $373 and $558, respectively.
5. INCOME TAXES
The (benefit) provision for income taxes was $(645) and $241 for the three months ended March 31, 2017 and 2016, respectively. The estimated 2017 effective tax rate was 27.0% for the three months ended March 31, 2017 compared to a 25.5% estimated annual effective tax rate for the three months ended March 31, 2016.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of the tax deduction for investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 were the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which the Company is entitled from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. The Section 179D deduction expired December 31, 2016.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2016	$600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, March 31, 2017	$600
At March 31, 2017 and December 31, 2016, the Company had approximately $600 and $600, respectively, of total gross unrecognized tax benefits. At March 31, 2017 and December 31, 2016, the Company had approximately $20 and $20,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

respectively, of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The adoption of ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2017, had no impact on the benefit for income taxes for the three months ended March 31, 2017 because no excess tax benefits related to share-based awards were recognized during that period.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Energyexcel LLP (“EEX”) in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pounds sterling ($5,619 converted as of March 31, 2017) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of March 31, 2017 and December 31, 2016, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2017	2016
Assets:
Interest rate swap instruments	2	$30	$—
Liabilities:
Interest rate swap instruments	2	$3,501	$3,843
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2017 and December 31, 2016 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three months ended March 31, 2017 and the year ended December 31, 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of March 31, 2017		As of December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$174,253	$174,104	$145,746	$145,238
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets, among other items. There were no assets recorded at fair value on a non-recurring basis at March 31, 2017 or December 31, 2016.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$30	Other assets	$—
Interest rate swap contracts	Other liabilities	$3,501	Other liabilities	$3,843
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of (loss) income and consolidated statements of comprehensive loss:

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended March 31,
		2017	2016
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(123)	$(70)
The following table summarizes the pre-tax amount of unrealized gain or loss recognized in accumulated other comprehensive loss, net (“AOCI”) in the Company’s consolidated balance sheets:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Three Months Ended
March 31, 2017
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,042)
Unrealized gain recognized in AOCI	438
Loss reclassified from AOCI to other expenses, net	(250)
Accumulated loss in AOCI at the end of the period	$(1,854)
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
A summary of amounts related to the investment fund in the Company’s consolidated balance sheets is as follows:

	March 31,	December 31,
	2017	2016
Cash	$664	$1,157
Restricted cash	1,554	1,554
Accounts receivable	—	80
Costs and estimated earnings in excess of billings	52	50
Prepaid expenses and other current assets	—	50
Project assets, net	33,370	33,734
Other assets	—	77
Accrued liabilities	$117	$165

10. NON-CONTROLLING INTERESTS
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
11. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling, produced from renewable sources of energy, from small-scale plants that the Company owns and the construction of small-scale plants for customers. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During the three months ended March 31, 2016 , the Company included in unallocated corporate activity $1,001 as a reserve for a customer who declared bankruptcy.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended March 31, 2017
Revenues	$41,606	$47,924	$9,501	$18,528	$17,051	$134,610
Interest income	—	6	1	12	—	19
Interest expense	—	267	447	1,122	12	1,848
Depreciation and amortization of intangible assets	74	653	289	4,253	478	5,747
Unallocated corporate activity	—	—	—	—	—	(6,886)
Income (loss) before taxes, excluding unallocated corporate activity	(2,581)	5,445	(513)	1,249	897	4,497
Three Months Ended March 31, 2016
Revenues	41,621	38,669	14,807	20,693	17,986	133,776
Interest income	—	2	—	9	1	12
Interest expense	—	99	347	1,028	—	1,474
Depreciation and amortization of intangible assets	137	523	239	3,849	673	5,421
Unallocated corporate activity	—	—	—	—	—	(7,727)
Income (loss) before taxes, excluding unallocated corporate activity	191	6,400	541	2,321	(781)	8,672

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

12. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar-PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on February 28, 2023, and all remaining unpaid amounts outstanding under the facility will be due at that time. On March 30, 2016, the construction loan was converted to a term loan. At March 31, 2017, $19,877 was outstanding under the term loan. At December 31, 2016, $19,877 was outstanding under the term loan. The variable rate for this loan at March 31, 2017 was 3.65%.
In August 2016, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4,837 and bears interest at a fixed rate of 4.95%. At March 31, 2017, $4,590 was outstanding under the term loan. At December 31, 2016, $4,616 was outstanding under the term loan.
In November 2016, the Company entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9,500 construction facility and bears interest at a fixed rate of 8.75%. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2017, $4,137 was outstanding under the construction loan. At December 31, 2016, $3,258 was outstanding under the construction loan. The Company has classified this debt as current as of December 31, 2016, due to the Company’s intent to repay the construction loan in full prior to December 31, 2017.
In November 2016, the Company entered into a construction loan agreement and subsequent amendment with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35,000 construction facility and bears interest at a variable rate. The facility matures on June 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2017, $9,692 was outstanding under the construction loan. At December 31, 2016, $7,008 was outstanding under the construction loan. The interest rate at March 31, 2017 was 6.50%. The Company has classified this debt as non-current as of March 31, 2017 and December 31, 2016, due to the Company’s intention to refinance the variable rate construction loan to sale-leasebacks prior to the maturity date.
In December 2016, the Company acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provides for a $10,694 construction facility and bears interest at a rate of 13.00%. The facility matures on May 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2017, $9,503 was outstanding under the construction loan. At December 31, 2016, $9,503 was outstanding under the construction loan. The Company has classified this debt as non-current as of March 31, 2017 and December 31, 2016, due to the Company’s intention to refinance the construction loan to a term loan prior to the maturity date. This construction loan contains a subjective acceleration clause that allows the bank to call the debt, if a material adverse change occurs. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the construction loan balance. At March 31, 2017, the bank had not exercised the subjective acceleration clause.
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction (see Note 3). The construction loans agreements provide for construction facilities of $3,823 and $4,008 and both facilities bear interest at a fixed rate of 13.00%. These facilities mature on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility will be due at those times. At March 31, 2017, $2,794 and $2,841, respectively, were outstanding under the construction loans. The Company has classified both construction loans as non-current as of March 31, 2017 due to the Company’s intention to refinance the construction loans to term loans prior to the maturity dates. Each construction loan contain a subjective acceleration clause that allows the bank to call the debt, if a material adverse change occurs. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the respective construction loan balance. At March 31, 2017, the bank had not exercised the subjective acceleration clause on either construction loan.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

In March 2017, the Company entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4,300 construction-to-term-loan credit facility and bears interest at a fixed rate of 5.50% during the construction phase and 5.00% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24, 2028, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At March 31, 2017, $4,091 was outstanding under the construction loan.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2015, the Company entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended the Company’s existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility and term loan mature on June 30, 2020, when all amounts will be due and payable in full. The Company expects to use the new credit facility for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio as described below. In November 2016, the Company entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20,000 to an aggregate of $30,000 and extended the maturity date of the term loan from June 30, 2018 to June 30, 2020.
The credit facility consists of a $60,000 revolving credit facility and a $30,000 term loan. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and pounds sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At March 31, 2017, there were $33,033 amounts outstanding under the revolving credit facility and $27,000 outstanding under the term loan. At December 31, 2016, there was $15,033 outstanding under the revolving credit facility and $28,500 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At March 31, 2017, the interest rate for borrowings under the revolving credit facility was 4.50% and the weighted average interest rate for borrowings under the term loan was 3.08%.
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
At March 31, 2017, the Company was in compliance with all financial and operational covenants.
13. Subsequent Events
In April 2017, the Company entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain Biogas Facility project in development. The maximum amount that can be drawn on the loan is $24,823. As of May 2, 2017, a total of $7,895 has been borrowed against the construction-to-term loan.
In April 2017, the Company entered into a credit agreement with a bank for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit agreement provides for a term loan credit facility with an original principal balance of $3,151.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 3, 2017 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into this agreement in order to finance the costs of constructing certain project assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnership for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investor’s share of the net assets of the investor’s funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which are reflected on our consolidated statements of (loss) income, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.
From time to time we also acquire solar photovoltaic (“solar PV”) projects under construction. Our acquisition of a solar PV asset under construction in the fourth quarter of 2016, as well as two solar PV assets under construction in the first quarter of 2017, expanded our portfolio of small-scale renewable energy plants.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside of our control. See “Our operating results may fluctuate significantly from quarter to quarter and may fall below expectations in any particular fiscal quarter” in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our Energy Savings Performance Contract (“ESPC”) sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking 12 to 18 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 24 months and we typically expect to recognize revenues for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report.
As of March 31, 2017, we had fully-contracted backlog of approximately $505.0 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,138.2 million. As of March 31, 2016, we had fully-contracted backlog of approximately $360.5 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,033.7 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of March 31, 2017 and 2016, our 12-month backlog was $320.8 million and $279.0 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $206.6 million and $174.0 million as of March 31, 2017 and 2016, respectively.
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
The following are certain critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue Recognition;

•	Project Assets;

•	Goodwill and Intangible Assets;

•	Derivative Financial Instruments; and

•	Variable Interest Entities.
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. In addition, please refer to Note 2,

“Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date was not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. We are currently assessing the impact of this ASU on our consolidated financial statements. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. We are not planning on early adopting and currently expect to adopt the new revenue recognition guidance in the first quarter of 2018. We do not currently expect this guidance to have a material impact on our consolidated financial position or results of operations based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 was effective for us on January 1, 2017. We adopted this guidance in the first quarter of fiscal 2017, and as a result recorded a $4.0 million deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not been previously recognized because the related tax deductions had not reduced taxes payable. We have not changed our accounting policy in regards to forfeitures as a result of the adoption of this guidance. Our adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 23), Restricted Cash. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the pending adoption of ASU 2016-18 will have on our consolidated financial statements.

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
Results of Operations
The following tables set forth certain financial data from the consolidated statements of (loss) income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2017		2016
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$134,610	100.0%	$133,776	100.0%
Cost of revenues	108,686	80.7%	106,100	79.3%
Gross profit	25,924	19.3%	27,676	20.7%
Selling, general and administrative expenses	26,487	19.7%	25,888	19.4%
Operating (loss) income	(563)	(0.4)%	1,788	1.3%
Other expenses, net	1,826	1.4%	843	0.6%
(Loss) income before (benefit) provision from income taxes	(2,389)	(1.8)%	945	0.7%
Income tax (benefit) provision	(645)	(0.5)%	241	0.2%
Net (loss) income	(1,744)	(1.3)%	704	0.5%
Net loss attributable to redeemable non-controlling interest	1,100	0.8%	350	0.3%
Net (loss) income attributable to Ameresco, Inc.	$(644)	(0.5)%	$1,054	0.8%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$134,610	$133,776	$834	0.6%
Revenues increased $0.8 million, or 0.6%, for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to a $9.3 million increase in revenues from our U.S. Federal segment, offset by decreases of $5.3 million in our Canada segment, $2.2 million in our Small-Scale Infrastructure segment, and $0.9 million in our All Other segment. U.S. Regions revenues were flat at $41.6 million.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$108,686	$106,100	$2,586	2.4%
Gross margin %	19.3%	20.7%
Cost of revenues increased $2.6 million, or 2.4%, and gross margin percentage decreased to 19.3%, from 20.7%, for the three months ended March 31, 2017 compared to the same period of 2016, respectively, primarily due to a greater proportion of project revenues from larger projects which generally have lower margins.

As a result of certain acquisitions, we have intangible assets related to customer contracts; these are typically amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of (loss) income. Amortization expense related to customer contracts recorded for the three months ended March 31, 2017 and 2016 was less than $0.1 million.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$26,487	$25,888	$599	2.3%
Selling, general and administrative expenses increased $0.6 million, or 2.3%, for the three months ended March 31, 2017 primarily due to an increase in project development costs in our U.S. Federal segment related to an increase in new project proposals.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of (loss) income. For the three months ended March 31, 2017 and 2016, we recorded amortization expense, related to these intangible assets, of $0.4 million and $0.6 million, respectively.
Other Expenses, Net
Other expenses, net includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net, increased $1.0 million for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to favorable foreign currency exchange rate fluctuations during the first quarter of 2016.
(Loss) Income Before Taxes
(Loss) income before taxes decreased $3.3 million, or 352.8%, from income of $0.9 million for the three months ended March 31, 2016 to a loss of $2.4 million for the three months ended March 31, 2017 due to the reasons described above.
(Benefit) Provision from Income Taxes
The benefit for income taxes was $0.6 million for the three months ended March 31, 2017, compared to a provision of $0.2 million for the three months ended March 31, 2016. The estimated annual effective tax rate applied for the three months ended March 31, 2017 was 27.0% compared to 25.5% for the three months ended March 31, 2016. The increase in the rate compared to the same period in the prior year was due primarily to the effects of the tax deduction under Internal Revenue Code Section 179D which expired as of December 31, 2016.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2017 relate to the effects of the tax deduction for investment tax credits to which we are entitled from plants we own. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 relates to the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which we are entitled from plants we own.
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year.
Net (Loss) Income and Earnings Per Share
Net income decreased $2.4 million, or 347.7%, to a loss of $1.7 million for the three months ended March 31, 2017 from income of $0.7 million for the same period of 2016.
Basic and diluted earnings per share for the three months ended March 31, 2017 were a loss of $0.01, compared to basic and diluted earnings per share for the three months ended March 31, 2016 of $0.02.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Small-Scale Infrastructure segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy and generated by small-scale plants that we own. Our Small-Scale Infrastructure segment also includes certain small-scale plants developed for customers. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$41,606	$41,621	$(15)	—%
(Loss) income before taxes	$(2,581)	$191	$(2,772)	(1,451.3)%
Revenues for our U.S. Regions segment were flat at $41.6 million for the three months ended March 31, 2017, compared to the same period of 2016.
(Loss) income before taxes for our U.S. Regions segment decreased $2.8 million, or 1,451.3%, to a loss of $2.6 million for the three months ended March 31, 2017 compared to income of $0.2 million for the same period of 2016, primarily due to a mix of lower margin contracts.
U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$47,924	$38,669	$9,255	23.9%
Income before taxes	$5,445	$6,400	$(955)	(14.9)%
Revenues for our U.S. Federal segment increased $9.3 million, or 23.9%, to $47.9 million for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to an increase in project revenues.
Income before taxes for our U.S. Federal segment decreased $1.0 million, or 14.9%, to $5.4 million for the three months ended March 31, 2017, compared to the same period of 2016 primarily due to a mix of lower margin contracts and a $1.1 million revenue benefit in the first quarter of 2016 related to an O&M contract amendment that had no associated cost as it was an acceleration of deferred revenue related to a change in the contract terms.
Canada

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$9,501	$14,807	$(5,306)	(35.8)%
(Loss) income before taxes	$(513)	$541	$(1,054)	(194.8)%
Revenues for our Canada segment decreased $5.3 million, or 35.8%, to $9.5 million for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to a decrease in project revenue related to a significant project which was completed in the first quarter of 2017.
Loss before taxes for our Canada segment decreased $1.1 million to a loss of $0.5 million for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to favorable foreign currency exchange rate fluctuations during the first quarter of 2016.
Small-Scale Infrastructure

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$18,528	$20,693	$(2,165)	(10.5)%
Income before taxes	$1,249	$2,321	$(1,072)	(46.2)%

Revenues for our Small-Scale Infrastructure segment decreased $2.2 million, or 10.5%, to $18.5 million for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to the active development of a small-scale plant we constructed for a customer during the three months ended March 31, 2016, as compared to the same period of 2017 where no similar projects are in development.
Income before taxes for our Small-Scale Infrastructure segment decreased $1.1 million, or 46.2%, to $1.2 million for the three months ended March 31, 2017 compared to the same period of 2016 primarily due to the decrease in revenues described above.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$17,051	$17,986	$(935)	(5.2)%
Income (loss) before taxes	$897	$(781)	$1,678	214.9%

Unallocated corporate activity	$(6,886)	$(7,727)	$841	10.9%
Revenues for our All Other segment decreased $0.9 million, or 5.2%, to $17.1 million for the three months ended March 31, 2017, compared to the same period of 2016 primarily due to a decrease in project revenues from our U.K. operations.
Income (loss) before taxes for our All Other segment increased $1.7 million to income of $0.9 million for the three months ended March 31, 2017, compared to the same period of 2016 primarily due to improved profitability as a result of increased integrated-PV sales and decreased operating expenses.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that the cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through May 2, 2017 and thereafter.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended March 31, 2017 and 2016 was $1.2 million and $0.2 million, respectively.

Cash flows from operating activities. Operating activities used $31.8 million of net cash during the three months ended March 31, 2017. During that period, we had net loss of $1.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, gain on sale of assets, unrealized foreign exchange gain and other non-cash items totaling $5.7 million. Decreases in restricted cash, accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, and an increase in other liabilities provided $34.9 million. These were offset by increases in prepaid expenses and other current assets, project development costs and other assets and a decrease in accounts payable, accrued expenses and other current liabilities and income taxes payable, which used $36.2 million in cash. Increases in Federal ESPC receivables used an additional $34.4 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $15.1 million of net cash during the three months ended March 31, 2016. During that period, we had net income of $0.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange gain and other non-cash items totaling $5.7 million. Decreases in accounts receivable, including retainage, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings and other assets, and an increase in income taxes payable provided $34.8 million in cash. These were offset by increases in restricted cash, inventory, prepaid expenses and other current assets and project development costs and decreases in accrued expenses and other current liabilities and other liabilities, which used $33.4 million. An increase in Federal ESPC receivables used an additional $22.9 million.
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2017 used $29.1 million. We invested $29.1 million on purchases of project assets during the three months ended March 31, 2017. We plan to invest an additional $60 million to $70 million on capital expenditures, principally for renewable energy plants, for the remainder of 2017. In addition, we invested $0.4 million in purchases of other property and equipment and $2.4 million related to acquisitions of renewable energy plants. These investments were offset by $2.8 million received from the sale of assets of a business.
Cash flows from investing activities during the three months ended March 31, 2016 used $9.1 million. Development of our renewable energy plants used $8.6 million. In addition, we invested $0.5 million in purchases of other property.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2017 provided $64.8 million. This was primarily due to proceeds received from Federal ESPC projects of $35.2 million, $0.2 million of restricted cash released into operating cash, $8.8 million received under sale-leaseback financings, proceeds from project financings of $12.9 million, net draws on our revolving credit facility of $18.0 million and proceeds from exercises of options of $0.2 million. This was partially offset by payments on long-term debt of $8.0 million, repurchase of stock of $2.0 million, including fees, payments of financing fees of $0.3 million, and distributions to redeemable non-controlling interest of $0.1 million.
Cash flows from financing activities during the three months ended March 31, 2016 provided $19.5 million. This was primarily due to proceeds received from Federal ESPC projects of $16.4 million, $3.5 million received under sale-leaseback financings, proceeds from project financings of $3.0 million, proceeds from exercises of options of $0.3 million, $3.9 million of restricted cash released into operating cash and proceeds from redeemable non-controlling interest of $6.6 million. These was partially offset by payments on long-term debt of $2.6 million, net repayments on our revolving credit facility of $11.3 million and payments of financing fees of $0.4 million.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit and term loan facility mature on June 30, 2020, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, we entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio as described below. In November 2016, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20.0 million to an aggregate of $30.0 million and extended the maturity date of the term loan from June 30, 2018 to June 30, 2020.

The credit facility consists of a $60.0 million revolving credit facility and a $30.0 million term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At March 31, 2017, there was $33.0 million borrowings outstanding and $23.7 million available under the revolving credit facility and $27.0 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At March 31, 2017, the interest rate for borrowings under the revolving credit facility was 4.50% and the weighted average interest rate for borrowings under the term loan was 3.08%.
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
As of March 31, 2017, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of March 31, 2017, we had outstanding $120.1 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2031. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 13.0%.
In September 2015, we entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At March 31, 2017, $19.9 million was outstanding under the term loan. The variable rate for this loan at March 31, 2017 was 3.7%.
In August 2016, we entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4.8 million and bears interest at a fixed rate of 5.0%. At March 31, 2017 $4.6 million was outstanding under the term loan.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35.0 million construction facility that bears interest at a variable rate. The facility matures on June 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2017, $9.7 million was outstanding under the construction loan. The variable rate for this loan at March 31, 2017 was 6.5%.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9.5 million construction facility. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2017, $4.1 million was outstanding under the construction loan. The fixed rate for this loan at March 31, 2017 was 8.8%.
In December 2016, we acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provides for a $10.7 million construction facility. The facility matures on May 30, 2017, and all remaining unpaid amounts outstanding under the facility will be due at that time. At March 31, 2017, $9.5 million was outstanding under the construction loan. The fixed rate for this loan at March 31, 2017 was 13.0%. We have classified this debt as non-current as of March 31, 2017, due to our intention to refinance the construction loan to a term loan prior to the maturity date. This construction loan contains a subjective acceleration clause that allows the bank to call the debt, if a material adverse change occurs. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the construction loan balance. At March 31, 2017, the bank had not exercised the subjective acceleration clause.
In January 2017, we acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The construction loans agreements provide for construction facilities of $3.8 million and $4.0 million and both facilities bear interest at a fixed rate of 13.0%. These facilities mature on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility will be due at those times. At March 31, 2017, $2.8 million and $2.8 million, respectively, were outstanding under the construction loans. We have classified both construction loans as non-current as of March 31, 2017 due to the our intention to refinance the construction loans to term loans prior to the maturity dates. Each construction loan contain a subjective acceleration clause that allows the bank to call the debt, if a material adverse change occurs. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the respective construction loan balance. At March 31, 2017, the bank had not exercised the subjective acceleration clause on either construction loan.
In March 2017, we entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4.3 million construction-to-term-loan credit facility and bears interest at a fixed rate of 5.5% during the construction phase and 5.0% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24. 2028, and all remaining unpaid amounts outstanding under the agreement will be due at that time. At March 31, 2017, $4.1 million was outstanding under the construction loan.
One loan with an outstanding balance as of March 31, 2017 totaling $2.5 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of March 31, 2017 of $35.0 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2016, we had outstanding $108.0 million in aggregate principal amount under these loans. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 13.0%. These loans mature at various dates from 2017 to 2031. These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of March 31, 2017 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $163.7 million and $133.0 million in principal amounts at March 31, 2017 and December 31, 2016, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.
Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects. In September 2016, we amended our agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100.0 million through June 30, 2017 on certain projects. As of March 31, 2017, $63.7 million remained available under the lending commitment. During the quarter ended March 31, 2017, we sold one solar PV project and in return received $6.8 million as part of this arrangement. Two solar PV projects were sold during the quarter ended March 31, 2016, for which $3.5 million was received as part of this arrangement. Additionally, during the quarter ended March 31, 2017, we sold one solar PV project to a separate investor, not a party to the agreement, and in return received $2.0 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2017 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$33,033	$—	$—	$33,033	$—
Term Loan	27,000	6,000	12,000	9,000	—
Project Financing:
Construction and term loans	120,097	11,760	69,169	9,167	30,001
Federal ESPC liabilities(1)	163,704	—	163,704	—	—
Interest obligations(2)	49,097	7,309	12,196	9,173	20,419
Capital lease liabilities	19,538	2,560	5,851	4,826	6,301
Operating leases	17,943	4,584	6,509	3,531	3,319
Total	$430,412	$32,213	$269,429	$68,730	$60,040

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at March 31, 2017 remains constant for the term of the facility. Excludes interest on construction loans payable and lines of credit due to no stated payment terms.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2017, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Item 1A. Risk Factors
As of March 31, 2017, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended March 31, 2017 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	180,482	$5.30	180,482	$7,708,471
February 1, 2017 - February 28, 2017	188,406	5.17	188,406	6,734,901
March 1, 2017 - March 31, 2017	18,926	5.44	18,926	6,632,031
Total	387,814	$5.24	387,814	$6,632,031

Under the Repurchase Program, we are authorized to repurchase up to $15.0 million of our Class A common stock, as increased by the Board of Directors in February 2017. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions.  The Repurchase Program may be suspended or terminated at any time without prior notice, and has no expiration date.
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

AMERESCO, INC.
Date: May 2, 2017	By:	/s/ John R. Granara, III
John R. Granara, III
Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1*
Amendment No. 5 to Third Amended and Restated Credit and Security Agreement dated March 2, 2017 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interest and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.