Form 10-Q
period 2017-06-30
Ameresco, Inc.
filed 2017-08-09
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 7, 2017
Class A Common Stock, $0.0001 par value per share	27,527,845
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,131	$20,607
Restricted cash	16,565	12,299
Accounts receivable, net	67,679	85,354
Accounts receivable retainage, net	18,295	17,465
Costs and estimated earnings in excess of billings	53,313	56,914
Inventory, net	9,479	12,104
Prepaid expenses and other current assets	10,613	11,732
Income tax receivable	521	406
Project development costs	13,339	9,180
Total current assets	216,935	226,061
Federal ESPC receivable	221,680	158,209
Property and equipment, net	4,699	5,018
Energy assets, net	348,472	319,758
Goodwill	55,779	57,976
Intangible assets, net	3,113	3,931
Other assets	25,204	26,328
Total assets	$875,882	$797,281
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$22,270	$19,292
Accounts payable	102,529	126,583
Accrued expenses and other current liabilities	21,146	22,763
Billings in excess of cost and estimated earnings	21,494	21,189
Income taxes payable	603	775
Total current liabilities	168,042	190,602
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	172,732	140,593
Federal ESPC liabilities	197,729	133,003
Deferred income taxes, net	3,074	9,037
Deferred grant income	7,464	7,739
Other liabilities	16,340	15,154
Commitments and contingencies (Note 6)
Redeemable non-controlling interests	7,297	6,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2017	2016
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,251,334 shares issued and 27,532,092 shares outstanding at June 30, 2017, 29,005,284 shares issued and 27,706,866 shares outstanding at December 31, 2016	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	114,653	112,926
Retained earnings	203,540	194,353
Accumulated other comprehensive loss, net	(6,338)	(6,591)
Less - treasury stock, at cost, 1,719,242 shares at June 30, 2017 and 1,298,418 shares at December 31, 2016	(8,656)	(6,387)
Total stockholders’ equity	303,204	294,306
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$875,882	$797,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$166,665	$162,628	$301,275	$296,404
Cost of revenues	131,257	130,772	239,943	236,872
Gross profit	35,408	31,856	61,332	59,532
Selling, general and administrative expenses	26,650	27,140	53,137	53,028
Operating income	8,758	4,716	8,195	6,504
Other expenses, net	1,738	1,850	3,564	2,693
Income before provision for income taxes	7,020	2,866	4,631	3,811
Income tax provision	1,060	766	415	1,007
Net income	5,960	2,100	4,216	2,804
Net (income) loss attributable to redeemable non-controlling interests	(129)	(106)	971	244
Net income attributable to common shareholders	$5,831	$1,994	$5,187	$3,048
Net income per share attributable to common shareholders:
Basic	$0.13	$0.04	$0.11	$0.07
Diluted	$0.13	$0.04	$0.11	$0.07
Weighted average common shares outstanding:
Basic	45,463,403	46,719,122	45,488,498	46,730,805
Diluted	45,674,715	46,793,350	45,601,466	46,730,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net income	$5,960	$2,100
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax benefit of $195 and $433, respectively	(331)	(748)
Foreign currency translation adjustments	373	(842)
Total other comprehensive income (loss)	42	(1,590)
Comprehensive income	6,002	510
Comprehensive income attributable to redeemable non-controlling interests	(129)	(106)
Comprehensive income attributable to common shareholders	$5,873	$404

	Six Months Ended June 30,
	2017	2016
Net income	$4,216	$2,804
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax benefit of $147 and $1,356, respectively	(129)	(2,625)
Foreign currency translation adjustments	382	(1,359)
Total other comprehensive income (loss)	253	(3,984)
Comprehensive income (loss)	4,469	(1,180)
Comprehensive loss attributable to redeemable non-controlling interests	971	244
Comprehensive income (loss) attributable to common shareholders	$5,440	$(936)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2016	$6,847	27,706,866	$3	18,000,000	$2	$112,926	$194,353	$(6,591)	1,298,418	$(6,387)	$294,306
Cumulative impact from the adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	4,000	—	—	—	4,000
Exercise of stock options	—	246,050	—	—	—	1,077	—	—	—	—	1,077
Stock-based compensation expense	—	—	—	—	—	650	—	—	—	—	650
Open market purchase of common shares	—	(420,824)	—	—	—	—	—	—	420,824	(2,269)	(2,269)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(129)	—	—	(129)
Foreign currency translation adjustment	—	—	—	—	—	—	—	382	—	—	382
Contributions from redeemable non-controlling interests	1,583	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests, net	(162)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(971)	—	—	—	—	—	5,187	—	—	—	5,187
Balance, June 30, 2017	$7,297	27,532,092	$3	18,000,000	$2	$114,653	$203,540	$(6,338)	1,719,242	$(8,656)	$303,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,216	$2,804
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	10,220	9,179
Depreciation of property and equipment	1,336	1,552
Amortization of deferred financing fees	786	635
Amortization of intangible assets	716	1,211
Provision for bad debts	15	2,932
Gain on sale of assets	(104)	—
Unrealized gain on ineffectiveness of interest rate swaps	(178)	(153)
Stock-based compensation expense	650	758
Deferred income taxes	(1,867)	(1,365)
Unrealized foreign exchange gain	(712)	(791)
Changes in operating assets and liabilities:
Restricted cash	215	(3,361)
Accounts receivable	18,561	(8,701)
Accounts receivable retainage	(779)	(484)
Federal ESPC receivable	(72,781)	(50,167)
Inventory, net	2,626	(1,183)
Costs and estimated earnings in excess of billings	4,101	22,646
Prepaid expenses and other current assets	906	(562)
Project development costs	(4,066)	(1,360)
Other assets	240	459
Accounts payable, accrued expenses and other current liabilities	(15,720)	(8,254)
Billings in excess of cost and estimated earnings	212	(6,041)
Other liabilities	(60)	(1,908)
Income taxes payable	97	2,432
Cash flows from operating activities	(51,370)	(39,722)
Cash flows from investing activities:
Purchases of property and equipment	(1,231)	(2,212)
Purchases of energy assets	(51,393)	(20,813)
Proceeds from sale of assets of a business	2,777	—
Acquisitions, net of cash received	(2,409)	—
Cash flows from investing activities	$(52,256)	$(23,025)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Payments of financing fees	$(1,614)	$(749)
Proceeds from exercises of options	1,077	470
Repurchase of common stock	(2,269)	(1,949)
Proceeds from senior secured credit facility, net	13,200	2,900
Proceeds from long-term debt financing	41,565	3,013
Proceeds from Federal ESPC projects	74,036	38,759
Proceeds from sale-leaseback financing	21,454	11,008
Proceeds from investment by redeemable non-controlling interests, net	1,421	6,519
Restricted cash	(2,458)	3,369
Payments on long-term debt	(35,987)	(6,129)
Cash flows from financing activities	110,425	57,211
Effect of exchange rate changes on cash	(275)	(832)
Net increase (decrease) in cash and cash equivalents	6,524	(6,368)
Cash and cash equivalents, beginning of period	20,607	21,645
Cash and cash equivalents, end of period	$27,131	$15,277
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,711	$3,241
Cash paid for income taxes	$2,371	$2,004
Non-cash Federal ESPC settlement	$9,310	$44,234
Accrued purchases of energy assets	$8,606	$9,766
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
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s energy assets; and 3) direct payment for PV equipment and systems.
The condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 3, 2017.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and investment funds formed to fund the purchase of solar energy systems, which are consolidated as variable interest entities (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. The Company prepares its financial statements in conformity with GAAP.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions and stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 7. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of June 30, 2017 and December 31, 2016, the Company classified the non-current portion of restricted cash of $18,282 and $19,920, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Six Months Ended June 30,
	2017	2016
Allowance for doubtful accounts, beginning of period	$7,836	$3,729
Charges to costs and expenses	15	1,852
Account write-offs and other	(3,945)	376
Allowance for doubtful accounts, end of period	$3,906	$5,957
During the three months ended March 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. A portion of this amount, $200 was recorded as an allowance for doubtful accounts in accounts receivable, net. In addition, the Company recorded a $476 charge to write-off costs and estimated earnings in excess of billings and a $325 charge for project costs incurred. During the three months ended September 30, 2016, the Company reserved for an additional $2,194 as an allowance for doubtful accounts in accounts receivable, net, related to the customer who declared bankruptcy. During the three months ended June 30, 2017, a settlement was reached with the customer who declared bankruptcy, and the Company has no additional exposure for the remaining receivables. During the three months ended June 30, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. This reserve included $1,655 for doubtful accounts in accounts receivable, net and $279 reserved against accounts receivable retainage, net.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. As of June 30, 2017 and December 31, 2016, $547 and $887, respectively, was recorded by the Company as a reserve for accounts receivable retainage for amounts determined to be potentially uncollectible.

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
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns and the implementation of energy savings contracts. These amounts are capitalized and amortized to cost of revenues in the Company’s consolidated statements of income on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income on a straight line basis over the useful life of the associated energy asset. There was $1,369 and $163 in interest capitalized for the three months ended June 30, 2017 and 2016, respectively. There was $2,527 and $327 in interest capitalized for the six months ended June 30, 2017 and 2016, respectively.
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
Included in energy assets are capital lease assets and accumulated depreciation of capital lease assets. Capital lease assets consist of the following:

	As of June 30,	As of December 31,
	2017	2016
Capital lease assets	$26,316	$15,640
Less - accumulated depreciation and amortization	(1,265)	(744)
Capital lease assets, net	$25,051	$14,896
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
From time to time, the Company has applied for and received cash grant awards from the U.S. Treasury Department (the “Treasury”) under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the “Act”). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable energy assets. If the Company disposes of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
The Company did not receive any Section 1603 grants during the six months ended June 30, 2017 or June 30, 2016. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,464 and $7,739 recorded in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated based on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. As of June 30, 2017 and December 31, 2016, the Company had no ARO liabilities recorded.
Federal ESPC Liabilities
Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various federal government agencies. Upon completion and acceptance of the project by the government, typically within 24 months of construction commencement, the ESPC receivable from the government and corresponding ESPC liability is eliminated from the Company’s consolidated balance sheets. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received.
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended its agreement with the investor to provide for a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended its agreement with the investor to extend the end date of the agreement to June 30, 2018. Additionally, the Company sold and contemporaneously leased back one solar PV project to a separate investor, not a party to the master lease agreement, under a new agreement during the three months ended March 31, 2017. See below for a summary of solar PV project sales by fiscal quarter under our sale-leaseback agreements:

Quarter Ended	# Solar PV Projects Sold	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term	Periodic Minimum Lease Payment	Periodic Maximum Lease Payment
June 30, 2016	3	7,467	—	124	4,266	20	8	389
June 30, 2017	4	12,671	932	144	5,774	20	4	252

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
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under such agreements have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheets equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheets and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income. Amortization expense in cost of revenues related to deferred gains, net was $(15) and $(8) for the three months ended June 30, 2017 and 2016, respectively. Amortization expense in cost of revenues related to deferred gains, net was $(24) and $(31) for the six months ended June 30, 2017 and 2016, respectively.
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
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire expected loss immediately, regardless of the percentage-of-completion.
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
Cost of Revenues
Cost of revenues include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts and, if applicable, costs of procuring project related financing. A majority of the Company’s contracts have fixed price terms; however, in some cases the Company negotiates protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
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
The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; the Company has no plans to appeal or litigate any aspect of the tax position; and the Company believes that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.
The Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of June 30, 2017, the fair value of the Company’s long-term debt exceeds its carrying value of $195,002 by approximately $442. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 7.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

For the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $307 and $391, respectively, in connection with stock-based payment awards. For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $650 and $758, respectively. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of June 30, 2017, there was $3,403 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.7 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2017 or during the year ended December 31, 2016.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended June 30, 2017, the Company repurchased 33,010 shares of common stock in the amount of $220, including fees of $1. During the six months ended June 30, 2017, the Company repurchased 420,824 shares of common stock in the amount of $2,269, including fees of $17. During the year ended December 31, 2016, the Company repurchased 1,298,418 shares of common stock in the amount of $6,387, including fees of $52.
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
In June 2017, the Company entered into a 10-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14,100 variable rate note at a fixed interest rate of 2.29%, with an effective date of June 27, 2017, and expires in December 2027. The underlying cash flows hedged have an initial principal balance of $14,100 with an effective date of June 22, 2017. This interest rate swap has been designated as a hedge since inception.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$5,831	$1,994	$5,187	$3,048
Basic weighted-average shares outstanding	45,463,403	46,719,122	45,488,498	46,730,805
Effect of dilutive securities:
Stock options	211,312	74,228	112,968	—
Diluted weighted-average shares outstanding	45,674,715	46,793,350	45,601,466	46,730,805
For the three months ended June 30, 2017 and 2016, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 2,641,897 and 3,661,286. For the six months ended June 30, 2017 and 2016, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 2,749,102 and 4,306,348.
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
        If the partnership or joint venture is also a VIE, the Company then evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. As required by ASC 810, management's assessment of whether the Company is the primary beneficiary of a VIE is continuously performed.
Redeemable Non-Controlling Interests
In September 2015, the Company formed an investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. In June 2017, the Company formed a second investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into these agreements in order to finance the costs of constructing energy assets which are under long-term customer contracts. The Company has determined that these entities qualify as VIEs and that it is the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated financial statements. The Company will recognize the investors’ share of the net assets of the subsidiaries as redeemable non-controlling interests in its condensed consolidated balance sheets.
The Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interests in the consolidated statements of income reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiaries and the investors. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holders may create volatility in the Company’s consolidated statements of income as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interests from quarter to quarter.
The Company classified the non-controlling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. The redeemable non-controlling interests will be reported using the greater of their carrying value at each reporting date as determined by the HLBV method or the estimated redemption values in each reporting period.
See Note 10 for additional disclosures.
Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date was not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. The Company is in the process of completing its preliminary evaluation with an anticipated completion date of September 30, 2017. The Company does not currently expect this guidance to have a material impact on its consolidated financial position or results of operations. Based on the evaluation of its current contracts and revenue streams, the Company anticipates most revenue streams will be recorded consistently under both the current and new standard. The Company is not planning on early adopting and currently expects to adopt the new revenue recognition guidance in the first quarter of 2018. The Company has elected to adopt the guidance using the modified retrospective approach. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting. The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this guidance in the first quarter of fiscal 2017, and as a result of this adoption recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

taxes payable. The Company has not changed its accounting policy in regards to forfeitures as a result of the adoption of this guidance. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the new guidance, a reporting entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment (formerly known as “Step-2” analysis). Instead, impairment will be measured using the difference between carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-04 will have on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This new guidance amends the scope of modification accounting for share-based payment awards. ASU 2017-09 provide guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2017-09, but does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition.
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The Company paid $2,409 to acquire the assets under construction, and assumed $5,635 of associated non-recourse financing, resulting in a total purchase price of $8,044. No cash was received in the transaction, and the cash paid of $2,409 represented the total fair value of consideration to acquire the solar PV projects currently under construction. The Company allocated $256 of the cost to prepaid expenses and other current assets and $7,788 to property and equipment and energy assets.
The results of the acquired solar PV projects currently under construction since the date of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2016	$24,759	$3,375	$3,262	$—	$26,580	$57,976
Sale of assets of a business	—	—	—	—	(2,639)	(2,639)
Currency effects	—	—	116	—	326	442
Balance, June 30, 2017	$24,759	$3,375	$3,378	$—	$24,267	$55,779
Accumulated Goodwill Impairment Balance, December 31, 2016	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, June 30, 2017	$—	$—	$(1,016)	$—	$—	$(1,016)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the six months ended June 30, 2017 or for the year ended December 31, 2016.
During the six months ended June 30, 2017, the Company sold assets of a business to a third party for cash proceeds of $2,777, and as a result goodwill decreased by $2,639.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2017	2016
Gross Carrying Amount
Customer contracts	$7,702	$7,594
Customer relationships	11,686	11,652
Non-compete agreements	3,026	3,203
Technology	2,734	2,716
Trade names	544	542
	25,692	25,707
Accumulated Amortization
Customer contracts	7,687	7,566
Customer relationships	8,807	8,048
Non-compete agreements	3,002	3,158
Technology	2,563	2,485
Trade names	520	519
	22,579	21,776
Intangible assets, net	$3,113	$3,931
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income. Amortization expense for the three months ended June 30, 2017 and 2016 related to customer contracts was $8 and $48, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 related to customer contracts was $15 and $94, respectively. Amortization expense for the three months ended June 30, 2017 and 2016 related to all other acquired intangible assets was $328 and $559, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 related to all other acquired intangible assets was $701 and $1,117, respectively.
5. INCOME TAXES
The provision for income taxes was $1,060 and $766 for the three months ended June 30, 2017 and 2016, respectively. The provision for income taxes was $415 and $1,007 for the six months ended June 30, 2017 and 2016, respectively. The estimated 2017 effective tax rate was 15.1% for the three months ended June 30, 2017 compared to a 26.7% estimated annual effective tax rate for the three months ended June 30, 2016. The estimated 2017 effective tax rate was 9.0% for the six months ended June 30, 2017 compared to a 26.4% estimated annual effective tax rate for the six months ended June 30, 2016.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled based on its investment in plants in which ownership is retained, as well as the effects of revisions of prior year estimates of the tax deduction under Internal Revenue Code Section 179D. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 were

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which the Company is entitled from owned plants.
The investment tax credits, production tax credits and other energy related tax incentives to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. The Section 179D deduction expired December 31, 2016.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2016	$600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, June 30, 2017	$600
At June 30, 2017 and December 31, 2016, the Company had approximately $600 and $600, respectively, of total gross unrecognized tax benefits. At June 30, 2017 and December 31, 2016, the Company had approximately $20 and $20, respectively, of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The adoption of ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2017, had no material impact on the benefit for income taxes for the six months ended June 30, 2017 because no material excess tax benefits related to share-based awards were recognized during that period.
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
Solar Tariff Contingency
In October 2012, the U.S. Department of Commerce (“Commerce”) announced its final determination in the anti-dumping (“AD”) and countervailing duty (“CVD”) investigations of imports of solar cells manufactured in the People’s Republic of China (“PRC”), including solar modules containing such cells. Commerce’s final determination confirmed its previously published AD duty of 249.96%, for manufacturers without a separate rate, and increased its CVD from 3.61% to 15.24%; both duties are applied to the value of imports of solar modules containing PRC cells. On November 7, 2012, the International Trade Commission announced its final determination upholding the duties. All shipments from May 25, 2012 until the Company suspended importing solar modules containing PRC cells in July 2012 (“covered shipments”) were subject to the CVD and were covered by a single continuous entry bond. Covered shipments also were subject to AD duty, for each of which the Company was required to post a single entry bond. In August, 2014, U.S. Customs lifted the suspension of liquidation of covered shipments. As a result of liquidation, during the third and fourth quarters of 2014, the Company paid CVD on covered shipments at the 3.61% rate. During the fourth quarter of 2014 through the first quarter of 2015, the Company paid AD duties on covered shipments at a 31.18% rate. During the fourth quarter of 2015, the Company received the final bill from U.S. Customs for liquidation of one remaining covered shipment containing PRC cells and the matter was resolved in the first quarter of 2016.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Commitments as a Result of Acquisitions
Related to the Company's acquisition of Energyexcel LLP (“EEX”) in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pound sterling ($5,851 converted as of June 30, 2017) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of June 30, 2017 and December 31, 2016, respectively.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2017	2016
Liabilities:
Interest rate swap instruments	2	$3,942	$3,843
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2017 and December 31, 2016 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the six months ended June 30, 2017 and the year ended December 31, 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of June 30, 2017		As of December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$171,036	$170,594	$145,746	$145,238
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets, among other items. There were no assets recorded at fair value on a non-recurring basis at June 30, 2017 or December 31, 2016.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$3,942	Other liabilities	$3,843
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(55)	$(83)	$(178)	$(153)
The following table summarizes the pre-tax amount of unrealized gain or loss recognized in accumulated other comprehensive income (loss), net (“AOCI”) in the Company’s consolidated balance sheets:

Six Months Ended
June 30, 2017
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,042)
Unrealized gain recognized in AOCI	298
Loss reclassified from AOCI to other expenses, net	(441)
Accumulated loss in AOCI at the end of the period	$(2,185)
9. INVESTMENT FUNDS
During the third quarter of 2015, the Company formed an investment fund for the purpose of funding the purchase of a solar energy system. During the second quarter of 2017, the Company formed an additional investment fund for the purpose of funding the purchase of a solar energy system. The Company consolidates the investment funds, and all inter-company balances and transactions between the Company and the investment funds are eliminated in its consolidated financial statements. The Company determined that the investment funds meet the definition of a VIE. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company has considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated long term customer contracts to be sold or contributed to the VIEs, and installation, operation and maintenance of the solar energy systems. The Company considers that the rights granted to the other investors under the contractual arrangements are more protective in nature rather than participating rights. As such, the Company has determined it is the primary beneficiary of the VIEs for all periods presented. The Company evaluates its relationships with VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Under the related agreements, cash distributions of income and other receipts by the funds, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the funds’ investors and Company’s subsidiaries as specified in contractual arrangements. Certain of these arrangements have call and put options to acquire the investors’ equity interest as specified in the contractual agreements. See Note 10 for additional information on the call and put options.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

A summary of amounts related to the investment funds in the Company’s consolidated balance sheets is as follows:

	June 30,	December 31,
	2017	2016
Cash	$797	$1,157
Restricted cash	1,554	1,554
Accounts receivable	346	80
Costs and estimated earnings in excess of billings	460	50
Prepaid expenses and other current assets	—	50
Energy assets, net	55,736	33,734
Other assets	—	77
Accrued liabilities	$924	$165
10. NON-CONTROLLING INTERESTS
Redeemable Non-controlling Interests
The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the third quarter of 2015 has the right, beginning on the fifth anniversary of the final funding of the variable rate construction and term loans due 2023 and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, a call option. The Company’s investment fund formed in the third quarter of 2015 also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, a put option.

The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the second quarter of 2017 has the right, beginning on the fifth anniversary of the final funding of the non-controlling interest holder and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, a call option. The Company’s investment fund formed in the second quarter of 2017 also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, a put option.

The purchase price for the funds investors’ interests under the call options is equal to the fair market value of such interest at the time the option is exercised. The call options are exercisable beginning on the date that specified conditions are met for each respective fund. None of the call options are expected to become exercisable prior to 2021.
The purchase price for the funds investors’ interests in the investment funds under the put options is the lessor of fair market value at the time the option is exercised and a specified amount, ranging from $659 - $917. The put options for this investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The put options are not expected to become exercisable prior to 2022.
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period.
11. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Small-Scale Infrastructure. The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operations of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Small-Scale Infrastructure segment sells electricity, processed landfill gas, heat or cooling, produced from renewable sources of energy, from small-scale plants that the Company owns and the construction of small-scale plants for customers. The “All Other” category offers enterprise energy management services, consulting services and the sale and installation of solar-PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During the six months ended June 30, 2016, the Company included in unallocated corporate activity $1,001 as a reserve for a customer who declared bankruptcy.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

During the three months ended June 30, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended June 30, 2017
Revenues	$60,979	$59,106	$8,991	$19,066	$18,523	$166,665
Interest income	—	9	—	18	—	27
Interest expense	—	266	487	1,505	13	2,271
Depreciation and amortization of intangible assets	67	654	286	4,220	432	5,659
Unallocated corporate activity	—	—	—	—	—	(7,206)
Income before taxes, excluding unallocated corporate activity	2,412	8,881	614	1,903	416	14,226
Three Months Ended June 30, 2016
Revenues	70,583	43,099	13,198	19,060	16,688	162,628
Interest income	—	3	—	10	—	13
Interest expense	—	289	403	1,068	—	1,760
Depreciation and amortization of intangible assets	137	704	261	3,751	675	5,528
Unallocated corporate activity	—	—	—	—	—	(6,839)
Income (loss) before taxes, excluding unallocated corporate activity	4,623	4,565	(1,844)	2,290	71	9,705
Six Months Ended June 30, 2017
Revenues	102,585	107,030	18,492	37,594	35,574	301,275
Interest income	—	15	1	30	—	46
Interest expense	—	533	934	2,627	25	4,119
Depreciation and amortization of intangible assets	141	1,307	575	8,473	910	11,406
Unallocated corporate activity	—	—	—	—	—	(14,092)
Income (loss) before taxes, excluding unallocated corporate activity	(169)	14,326	101	3,152	1,313	18,723
Six Months Ended June 30, 2016
Revenues	112,204	81,768	28,005	39,753	34,674	296,404
Interest income	—	5	—	19	—	24
Interest expense	—	388	750	2,096	—	3,234
Depreciation and amortization of intangible assets	274	1,227	500	7,600	1,348	10,949
Unallocated corporate activity	—	—	—	—	—	(14,566)
Income (loss) before taxes, excluding unallocated corporate activity	$4,814	$10,965	$(1,303)	$4,611	$(710)	$18,377

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

12. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on February 28, 2023, and all remaining unpaid amounts outstanding under the facility will be due at that time. On March 30, 2016, the construction loan was converted to a term loan. At June 30, 2017, $19,471 was outstanding under the term loan. At December 31, 2016, $19,877 was outstanding under the term loan. The variable rate for this loan at June 30, 2017 was 3.80%.
In August 2016, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4,837 and bears interest at a fixed rate of 4.95%. At June 30, 2017, $4,628 was outstanding under the term loan. At December 31, 2016, $4,616 was outstanding under the term loan.
In November 2016, the Company entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9,500 construction facility and bears interest at a fixed rate of 8.75%. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2017, $4,137 was outstanding under the construction loan. At December 31, 2016, $3,258 was outstanding under the construction loan. The Company classified this debt as current as of December 31, 2016, due to the Company’s intent to repay the construction loan in full prior to December 31, 2017.
In November 2016, the Company entered into a construction loan agreement and subsequent amendment with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35,000 construction facility and bears interest at a variable rate. The facility matures on June 30, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2017, $5,534 was outstanding under the construction loan. At December 31, 2016, $7,008 was outstanding under the construction loan. The interest rate at June 30, 2017 was 6.50%. The Company has classified this debt as non-current as of June 30, 2017 and December 31, 2016, due to the Company’s intention to refinance the variable rate construction loan to sale-leasebacks prior to the maturity date.
In December 2016, the Company acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provided for a $10,694 construction facility and bore interest at a rate of 13.00%. The facility matured on May 30, 2017, and all remaining unpaid amounts outstanding under the facility were paid at that time. At December 31, 2016, $9,503 was outstanding under the construction loan. The Company had classified this debt as non-current, due to the Company’s intention to refinance the construction loan to a term loan prior to the maturity date. The Company did refinance the construction loan to a term loan during the three months ended June 30, 2017. This construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occured. If exercised, the subjective acceleration clause provided for a 60-day notice period to repay the construction loan balance. The bank did not exercise the subjective acceleration clause during the term of the loan agreement.
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction (see Note 3). The construction loans agreements provided for construction facilities of $3,823 and $4,008 and both facilities bore interest at a fixed rate of 13.00%. These facilities matured on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility were paid at those times. The Company had classified both construction loans as non-current due to the Company’s intention to refinance the construction loans to term loans prior to the maturity dates. The Company did refinance the construction loans to a term loan during the three months ended June 30, 2017. Each construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occured. If exercised, each subjective acceleration clause provided for a 60-day notice period to repay the respective construction loan balance. The bank did not exercise the subjective acceleration clauses during the term of the loan agreement.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

In March 2017, the Company entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4,300 construction-to-term-loan credit facility and bears interest at a fixed rate of 5.50% during the construction phase and 5.00% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24, 2028, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At June 30, 2017, $4,091 was outstanding under the construction loan.
In April 2017, the Company entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain biogas facility project in development. The construction-to-term loan agreement provides for a $24,823 facility and bears interest at a fixed rate of 4.50% during both the construction and term loan phases, with interest payments due monthly. The construction loan converts to a term loan upon completion of the Biogas Facility and matures ten years after the conversion date, with all remaining unpaid amounts outstanding under the agreement due at that time. At June 30, 2017, $7,895 was outstanding under the construction loan.
In April 2017, the Company entered into a credit and guaranty agreement with a bank for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $3,151 and bears interest at a fixed rate of 5.61% with interest payments due in quarterly installments. The term loan matures on February 28, 2034, and all remaining unpaid amounts outstanding under the credit and guaranty agreement will be due at that time. At June 30, 2017, $3,153 was outstanding under the term loan.
In June 2017, the Company entered into a loan agreement for use in providing non-recourse financing for certain of its solar PV projects currently in operation. The loan agreement provides for a $14,100 term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on December 15, 2027, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2017, $14,100 was outstanding under the term loan. The variable rate for this loan at June 30, 2017 was 3.74%.
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2015, the Company entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended the Company’s existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility and term loan mature on June 30, 2020, when all amounts will be due and payable in full. The Company expects to use the new credit facility for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio. In November 2016, the Company entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20,000 to an aggregate of $30,000 and extended the maturity date of the term loan from June 30, 2018 to June 30, 2020. In June 2017, the Company entered into an additional amendment to the third amended and restated bank credit facility that increased the amount available to be drawn on the revolving credit facility from $60,000 to $75,000. This amendment also amended the requirement of the total funded debt to EBITDA ratio as described below.
The credit facility consists of a $75,000 revolving credit facility and a $30,000 term loan. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and pounds sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At June 30, 2017, there were $28,233 amounts outstanding under the revolving credit facility and $25,500 outstanding under the term loan. At December 31, 2016, there was $15,033 outstanding under the revolving credit facility and $28,500 outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At June 30, 2017, the interest rate for borrowings

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

under the revolving credit facility was 4.75% and the weighted average interest rate for borrowings under the term loan was 3.20%.
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
Under the credit facility, the Company and its subsidiaries may not invest cash or property in, or loan to, the Company’s non-core subsidiaries in aggregate amounts exceeding 49% of the Company’s consolidated stockholders’ equity. In addition, under the credit facility, the Company and its core subsidiaries must maintain the following financial covenants:

•		a ratio of total funded debt to EBITDA of:
	-	less than 2.00 to 1.0 as of the end of each fiscal quarter ending on or before June 30, 2016;
	-	less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016 and thereafter; and
•		a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
At June 30, 2017, the Company was in compliance with all financial and operational covenants.

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
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. In June 2017, we entered into a separate agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into these agreements in order to finance the costs of constructing certain energy assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investors’ share of the net assets of the investors’ funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which are reflected on our consolidated statements of income, may create significant volatility in our reported results of operations, including potentially changing net income available to common stockholders from income to loss, or vice versa, from quarter to quarter. We expect to record redeemable non-controlling interests related to the June 2017 transaction in the third quarter of 2017.
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
As of June 30, 2017, we had fully-contracted backlog of approximately $631.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,013.5 million. As of June 30, 2016, we had fully-contracted backlog of approximately $435.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,116.0 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of June 30, 2017 and 2016, our 12-month backlog was $380.1 million and $283.7 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $202.4 million and $157.0 million as of June 30, 2017 and 2016, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to estimates of final contract profit in accordance with long-term contracts, project development costs, energy assets, impairment of goodwill, impairment of long-lived assets, fair value of derivative financial instruments, income taxes and stock-based compensation expense.
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
The following are certain critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue Recognition;

•	Energy Assets (formerly referred to as Project Assets);

•	Goodwill and Intangible Assets;

•	Derivative Financial Instruments; and

•	Variable Interest Entities.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Entities would be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date was not permitted. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. We are in the process of completing our preliminary evaluation with an anticipated completion date of September 30, 2017. We do not currently expect this guidance to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, we anticipate most revenue streams will be recorded consistently under both the current and new standard. We are not planning on early adopting and currently expect to adopt the new revenue recognition guidance in the first quarter of 2018. We have elected to adopt the guidance using the modified retrospective approach. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting. The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. ASU 2016-09 was effective for us on January 1, 2017. We adopted this guidance in the first quarter of fiscal 2017, and as a result recorded a $4.0 million deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not been previously recognized because the related tax deductions had not reduced taxes payable. We have not changed our accounting policy in regards to forfeitures as a result of the adoption of this guidance. Our adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the new guidance, a reporting entity will no longer be required to perform a hypothetical purchase price allocation to measure goodwill impairment (formerly known as “Step-2” analysis). Instead, impairment will be measured using the difference between carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This new guidance amends the scope of modification accounting for share-based payment awards. ASU 2017-09 provide guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2017-09, but do not expect that the adoption of this guidance will have a significant impact on our consolidated financial statements.

Results of Operations
The following tables set forth certain financial data from the consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2017		2016
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$166,665	100.0%	$162,628	100.0%
Cost of revenues	131,257	78.8%	130,772	80.4%
Gross profit	35,408	21.2%	31,856	19.6%
Selling, general and administrative expenses	26,650	16.0%	27,140	16.7%
Operating income	8,758	5.3%	4,716	2.9%
Other expenses, net	1,738	1.0%	1,850	1.1%
Income before provision from income taxes	7,020	4.2%	2,866	1.8%
Income tax provision	1,060	0.6%	766	0.5%
Net income	5,960	3.6%	2,100	1.3%
Net income attributable to redeemable non-controlling interest	(129)	(0.1)%	(106)	(0.1)%
Net income attributable to common shareholders	$5,831	3.5%	$1,994	1.2%

	Six Months Ended June 30,
	2017		2016
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$301,275	100.0%	$296,404	100.0%
Cost of revenues	239,943	79.6%	236,872	79.9%
Gross profit	61,332	20.4%	59,532	20.1%
Selling, general and administrative expenses	53,137	17.6%	53,028	17.9%
Operating income	8,195	2.7%	6,504	2.2%
Other expenses, net	3,564	1.2%	2,693	0.9%
Income before provision from income taxes	4,631	1.5%	3,811	1.3%
Income tax provision	415	0.1%	1,007	0.3%
Net income	4,216	1.4%	2,804	0.9%
Net loss attributable to redeemable non-controlling interest	971	0.3%	244	0.1%
Net income attributable to common shareholders	$5,187	1.7%	$3,048	1.0%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$166,665	$162,628	$4,037	2.5%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$301,275	$296,404	$4,871	1.6%
Revenues increased $4.0 million, or 2.5%, for the three months ended June 30, 2017 compared to the same period of 2016 primarily due to a $16.0 million increase in revenues from our U.S. Federal segment and a $1.8 million increase in our All Other segment, offset by decreases of $4.2 million in our Canada segment and $9.6 million in our U.S. Regions segment.

Small-Scale Infrastructure revenues were flat at $19.1 million. Revenue increased $4.9 million, or 1.6%, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to a $25.3 million increase in revenues from our U.S. Federal segment and a $0.9 million increase in our All Other segment, offset by decreases of $9.6 million in our U.S. Regions segment, $9.5 million in our Canada segment, and $2.2 million in our Small-Scale Infrastructure segment.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$131,257	$130,772	$485	0.4%
Gross margin %	21.2%	19.6%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$239,943	$236,872	$3,071	1.3%
Gross margin %	20.4%	20.1%
Cost of revenues increased $0.5 million, or 0.4%, and gross margin percentage increased to 21.2%, from 19.6%, for the three months ended June 30, 2017 compared to the same period of 2016, respectively, primarily due to an increase in energy asset revenue, as well as a mix of higher margin projects in our Canada segment. Cost of revenues increased $3.1 million, or 1.3%, and gross margin percentage increased slightly to 20.4%, from 20.1%, for the six months ended June 30, 2017 compared to the same period of 2016, respectively.
As a result of certain acquisitions, we have intangible assets related to customer contracts. These are typically amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income. Amortization expense related to customer contracts recorded for the three months ended June 30, 2017 and 2016 was less than $0.1 million. Amortization expense related to customer contracts recorded for the six months ended June 30, 2017 and 2016 was less than $0.1 million.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$26,650	$27,140	$(490)	(1.8)%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$53,137	$53,028	$109	0.2%
Selling, general and administrative expenses decreased $0.5 million, or 1.8%, for the three months ended June 30, 2017 primarily due to $2.1 million in restructuring charges incurred during the three months ended June 30, 2016, which included $1.9 million in bad debt expense in our Canada segment related to our restructuring efforts, which was offset by higher project development costs during the three months ended June 30, 2017. Selling, general and administrative expenses increased $0.1 million, or 0.2%, for the six months ended June 30, 2017.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income. For the three months ended June 30, 2017 and 2016, we recorded amortization expense, related to these intangible assets, of $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2017 and 2016, we recorded amortization expense, related to these intangible assets, of $0.7 million and $1.1 million, respectively.

Other Expenses, Net
Other expenses, net includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net decreased $0.1 million for the three months ended June 30, 2017 compared to the same period of 2016. Other expenses, net, increased $0.9 million for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to an increase in interest expense.
Income Before Taxes
Income before taxes increased $4.2 million, or 144.9%, from income of $2.9 million for the three months ended June 30, 2016 to income of $7.0 million for the three months ended June 30, 2017 due to the reasons described above. Income before taxes increased $0.8 million, or 21.5%, from income of $3.8 million for the six months ended June 30, 2016 to income of $4.6 million for the six months ended June 30, 2017 due to the reasons described above.
Provision from Income Taxes
The provision for income taxes was $1.1 million for the three months ended June 30, 2017, compared to a provision of $0.8 million for the three months ended June 30, 2016. The estimated annual effective tax rate applied for the three months ended June 30, 2017 was 15.1% compared to 26.7% for the three months ended June 30, 2016. The decrease in the rate compared to the same period in the prior year was due primarily to revisions of prior year estimates of the effects of the tax deduction under Internal Revenue Code Section 179D, which expired as of December 31, 2016.
The provision for income taxes was $0.4 million for the six months ended June 30, 2017, compared to a provision of $1.0 million for the six months ended June 30, 2016. The estimated annual effective tax rate applied for the six months ended June 30, 2017 was 9.0% compared to 26.4% for the six months ended June 30, 2016. The decrease in the rate compared to the same period in the prior year was due primarily to revisions of prior year estimates of the effects of the tax deduction under Internal Revenue Code Section 179D, which expired as of December 31, 2016.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2017 relate to the effects of investment tax credits to which we are entitled based on our investment in plants in which we retain ownership, as well as the effects of revisions of prior year estimates of the tax deduction under Internal Revenue Code Section 179D. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2016 relates to the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which we are entitled from plants we own.
The investment tax credits and other energy related tax incentives to which we are entitled fluctuate from year to year based on our investment renewable energy plants we place or expect to place in service in that year.
Net Income and Earnings Per Share
Net income increased $3.9 million, or 183.8%, to income of $6.0 million for the three months ended June 30, 2017 from income of $2.1 million for the same period of 2016. Net income increased $1.4 million, or 50.4%, to income of $4.2 million for the six months ended June 30, 2017 from income of $2.8 million for the same period of 2016.
Basic and diluted earnings per share for the three months ended June 30, 2017 were $0.13, compared to basic and diluted earnings per share for the three months ended June 30, 2016 of $0.04. Basic and diluted earnings per share for the six months ended June 30, 2017 were $0.11, compared to basic and diluted earnings per share for the six months ended June 30, 2016 of $0.07.
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
U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$60,979	$70,583	$(9,604)	(13.6)%
Income before taxes	$2,412	$4,623	$(2,211)	(47.8)%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$102,585	$112,204	$(9,619)	(8.6)%
(Loss) income before taxes	$(169)	$4,814	$(4,983)	(103.5)%
Revenues for our U.S. Regions segment decreased $9.6 million, or 13.6%, to $61.0 million for the three months ended June 30, 2017, compared to the same period of 2016, primarily due to a decrease in project revenues. Revenues for our U.S. Regions segment decreased $9.6 million, or 8.6%, to $102.6 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to a decrease in project revenues.
Income before taxes for our U.S. Regions segment decreased $2.2 million, or 47.8%, to $2.4 million for the three months ended June 30, 2017 compared to income of $4.6 million for the same period of 2016, primarily due to the decrease in revenues described above. (Loss) income before taxes for our U.S. Regions segment decreased $5.0 million, or 103.5%, to a loss of $0.2 million for the six months ended June 30, 2017 compared to income of $4.8 million for the same period of 2016, primarily due to the decrease in revenues described above, as well as an increase in project development costs.
U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$59,106	$43,099	$16,007	37.1%
Income before taxes	$8,881	$4,565	$4,316	94.5%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$107,030	$81,768	$25,262	30.9%
Income before taxes	$14,326	$10,965	$3,361	30.7%
Revenues for our U.S. Federal segment increased $16.0 million, or 37.1%, to $59.1 million for the three months ended June 30, 2017, compared to the same period of 2016, primarily due to an increase in project revenues. Revenues for our U.S. Federal segment increased $25.3 million, or 30.9%, to $107.0 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to an increase in project revenues.
Income before taxes for our U.S. Federal segment increased $4.3 million, or 94.5%, to $8.9 million for the three months ended June 30, 2017, compared to the same period of 2016 primarily due to an increase in revenues as well as cost budget revisions during the three months ended June 30, 2016. Income before taxes for our U.S. Federal segment increased $3.4 million, or 30.7%, to $14.3 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to the increase in revenues described above.

Canada

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$8,991	$13,198	$(4,207)	(31.9)%
Income (loss) before taxes	$614	$(1,844)	$2,458	133.3%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$18,492	$28,005	$(9,513)	(34.0)%
Income (loss) before taxes	$101	$(1,303)	$1,404	107.8%
Revenues for our Canada segment decreased $4.2 million, or 31.9%, to $9.0 million for the three months ended June 30, 2017 compared to the same period of 2016, primarily due to a decrease in project revenues related to a significant project which was completed in the first quarter of 2017. Revenues for our Canada segment decreased $9.5 million, or 34.0%, to $18.5 million for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to a decrease in project revenues described above.
Income (loss) before taxes for our Canada segment increased $2.5 million to income of $0.6 million for the three months ended June 30, 2017 compared to a loss of $1.8 million for the same period of 2016 primarily due to $1.9 million of bad debt expense related to our previously disclosed restructuring efforts in Canada during the three months ended June 30, 2016. Income (loss) before taxes for our Canada segment increased $1.4 million to income of $0.1 million for the six months ended June 30, 2017 compared to a loss of $1.3 million for the same period of 2016 primarily due to $1.9 million of bad debt expense related to our previously disclosed restructuring efforts in Canada during the three months ended June 30, 2016, offset by favorable foreign currency exchange rate fluctuations during the first quarter of 2016.
Small-Scale Infrastructure

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$19,066	$19,060	$6	—%
Income before taxes	$1,903	$2,290	$(387)	(16.9)%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$37,594	$39,753	$(2,159)	(5.4)%
Income before taxes	$3,152	$4,611	$(1,459)	(31.6)%
Revenues for our Small-Scale Infrastructure segment were flat at $19.1 million for the three months ended June 30, 2017, compared to the same period of 2016. Revenues for our Small-Scale Infrastructure segment decreased $2.2 million, or 5.4%, to $37.6 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to the active development of a small-scale plant we constructed for a customer during the six months ended June 30, 2016, as compared to the same period of 2017 where no similar projects were in development.
Income before taxes for our Small-Scale Infrastructure segment decreased $0.4 million, or 16.9%, to $1.9 million for the three months ended June 30, 2017 compared to the same period of 2016 primarily due to an increase in interest expense. Income before taxes for our Small-Scale Infrastructure segment decreased $1.5 million, or 31.6%, to $3.2 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to the decrease in revenues described above.

All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$18,523	$16,688	$1,835	11.0%
Income before taxes	$416	$71	$345	485.9%
Unallocated corporate activity	$(7,206)	$(6,839)	$(367)	(5.4)%

	Six Months Ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$35,574	$34,674	$900	2.6%
Income (loss) before taxes	$1,313	$(710)	$2,023	284.9%
Unallocated corporate activity	$(14,092)	$(14,566)	$474	3.3%
Revenues for our All Other segment increased $1.8 million, or 11.0%, to $18.5 million for the three months ended June 30, 2017, compared to the same period of 2016 primarily due to an increase in integrated-PV revenues. Revenues for our All Other segment increased $0.9 million, or 2.6%, to $35.6 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to an increase in integrated-PV revenues, offset by a decrease in project revenues from our U.K. operations.
Income before taxes for our All Other segment increased $0.3 million to income of $0.4 million for the three months ended June 30, 2017, compared to the same period of 2016 primarily due to improved profitability as a result of increased integrated-PV sales and decreased operating expenses. Income (loss) before taxes for our All Other segment increased $2.0 million to income of $1.3 million for the six months ended June 30, 2017, compared to the same period of 2016 primarily due to improved profitability as a result of increased integrated-PV sales and decreased operating expenses.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that the cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through August 9, 2018 and thereafter.
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
Our service offering also includes the development, construction and operation of small-scale renewable energy plants. Small-scale renewable energy projects, or energy assets, can either be developed for the portfolio of assets that we own and operate or designed and built for customers. Expenditures related to projects that we own are recorded as cash outflows from investing activities. Expenditures related to projects that we build for customers are recorded as cash outflows from operating activities as cost of revenues.
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended June 30, 2017 and 2016 was $1.4 million and $0.2 million, respectively. The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2017 and 2016 was $2.5 million and $0.3 million, respectively.
Cash flows from operating activities. Operating activities used $51.4 million of net cash during the six months ended June 30, 2017. During that period, we had net income of $4.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, gain on sale of assets, unrealized foreign exchange gain and other non-cash items totaling $10.9 million. Decreases in restricted cash, accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets and other assets and increases in income taxes payable provided $26.2 million. These were offset by increases in project development costs and a decrease in accrued expenses and other current liabilities and other liabilities, which used $19.8 million in cash. Increases in Federal ESPC receivables used an additional $72.8 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $39.7 million of net cash during the six months ended June 30, 2016. During that period, we had net income of $2.8 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange gain and other non-cash items totaling $14.0 million. Decreases in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings and other assets and an increase in income taxes payable provided $19.5 million in cash. These were offset by increases in restricted cash, accounts receivable, including retainage, inventory, prepaid expenses and other current assets and project development costs and decreases in accrued expenses and other current liabilities and other liabilities, which used $25.8 million. An increase in Federal ESPC receivables used an additional $50.2 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2017 used $52.3 million. We invested $51.4 million on purchases of energy assets during the six months ended June 30, 2017. We plan to invest an additional $25 million to $30 million on capital expenditures, principally for renewable energy plants, for the remainder of 2017. In addition, we invested $1.2 million in purchases of other property and equipment and $2.4 million related to acquisitions of renewable energy plants. These investments were offset by $2.8 million received from the sale of assets of a business.
Cash flows from investing activities during the six months ended June 30, 2016 used $23.0 million. Development of our renewable energy plants used $20.8 million. In addition, we invested $2.2 million in purchases of other property.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2017 provided $110.4 million. This was primarily due to proceeds received from Federal ESPC projects of $74.0 million, $21.5 million received under sale-leaseback financings, proceeds from project financings of $41.6 million, net draws on our revolving credit facility of $13.2 million, proceeds from exercises of options of $1.1 million, and net proceeds from redeemable non-controlling interests of $1.4 million. This was partially offset by payments on long-term debt of $36.0 million, repurchase of stock of $2.3 million, including fees, payments of financing fees of $1.6 million, and restrictions of operating cash of $2.5 million.
Cash flows from financing activities during the six months ended June 30, 2016 provided $57.2 million. This was primarily due to proceeds received from Federal ESPC projects of $38.8 million, $11.0 million received under sale-leaseback financings, proceeds from project financings of $3.0 million, proceeds from exercises of options of $0.5 million, $3.4 million of restricted cash released into operating cash, net draws on our revolving credit facility of $2.9 million and net proceeds from redeemable non-controlling interests of $6.5 million. These was partially offset by payments on long-term debt of $6.1 million, payments of financing fees of $0.7 million, and repurchase of stock of $1.9 million.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit and term loan facility mature on June 30, 2020, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, we entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio. In November 2016, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20.0 million to an aggregate of $30.0 million and extended the maturity date of the term loan from June 30, 2018 to June 30, 2020. In June 2017, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount available to be drawn on the revolving credit facility from $60.0 million to $75.0 million. This amendment also amended the requirement of the total funded debt to EBITDA ratio as described below.
The credit facility consists of a $75.0 million revolving credit facility and a $30.0 million term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At June 30, 2017, there was $28.2 million borrowings outstanding and $22.9 million available under the revolving credit facility and $25.5 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At June 30, 2017, the interest rate for borrowings under the revolving credit facility was 4.75% and the weighted average interest rate for borrowings under the term loan was 3.20%.
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
Under the credit facility, we may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, under the credit facility, we and our core subsidiaries must maintain the following financial covenants:

•		a ratio of total funded debt to EBITDA of:
	-	less than 2.00 to 1.0 as of the end of each fiscal quarter ending on or before June 30, 2016;
	-	less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016 and thereafter; and
•		a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
As of June 30, 2017, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of June 30, 2017, we had outstanding $123.7 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2034. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.5% to 8.75%.
In September 2015, we entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At June 30, 2017, $19.5 million was outstanding under the term loan. The variable rate for this loan at June 30, 2017 was 3.8%.
In August 2016, we entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4.8 million and bears interest at a fixed rate of 5.0%. At June 30, 2017, $4.6 million was outstanding under the term loan.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35.0 million construction facility that bears interest at a variable rate. The facility matures on June 30, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2017, $5.5 million was outstanding under the construction loan. The variable rate for this loan at June 30, 2017 was 6.5%.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9.5 million construction facility. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2017, $4.1 million was outstanding under the construction loan. The fixed rate for this loan at June 30, 2017 was 8.8%.
In December 2016, we acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provided for a $10.7 million construction facility and bore interest at a fixed rate of 13.0%. The facility matured on May 30, 2017, and all remaining unpaid amounts outstanding under the facility were paid at that time. We had classified this debt as non-current due to our intention to refinance the construction loan to a term loan prior to the maturity date. We did refinance the construction loan to a term loan during the three months ended June 30, 2017. This construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occured. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the construction loan balance. The bank did not exercise the subjective acceleration clause during the term of the loan agreement.
In January 2017, we acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The construction loans agreements provided for construction facilities of $3.8 million and $4.0 million and both facilities bore interest at a fixed rate of 13.0%. These facilities matured on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility were paid at those times. We had classified both construction loans as non-current due to the our intention to refinance the construction loans to term loans prior to the maturity dates. We did refinance the construction loans to a term loan during the three months ended June 30, 2017. Each construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occured. If exercised, the subjective acceleration clause provided for a 60-day notice period to repay the respective construction loan balance. The bank did not exercise the subjective acceleration clauses during the term of the loan agreement.
In March 2017, we entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4.3 million construction-to-term-loan credit facility and bears interest at a fixed rate of 5.5% during the construction phase and 5.0% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24. 2028, and all remaining unpaid amounts outstanding under the agreement will be due at that time. At June 30, 2017, $4.1 million was outstanding under the construction loan.

In April 2017, we entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain Biogas Facility project in development. The construction-to-term loan agreement provides for a $24.8 million facility and bears interest at a fixed rate of 4.5% during both the construction and term loan phases, with interest payments due monthly. The construction loan converts to a term loan upon completion of the Biogas Facility and matures ten years after the conversion date, with all remaining unpaid amounts outstanding under the agreement due at that time. At June 30, 2017, $7.9 million was outstanding under the construction loan.
In April 2017, we entered into a credit and guaranty agreement with a bank for use in providing limited recourse financing for certain of our solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $3.2 million and bears interest at a fixed rate of 5.6% with interest payments due in quarterly installments. The term loan matures on February 28, 2034, and all remaining unpaid amounts outstanding under the credit and guaranty agreement will be due at that time. At June 30, 2017, $3.2 million was outstanding under the term loan.
In June 2017, we entered into a loan agreement for use in providing non-recourse financing for certain of our solar PV projects currently in operation. The loan agreement provides for a $14.1 million term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on December 15, 2027, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2017, $14.1 million was outstanding under the term loan. The variable rate for this loan at June 30, 2017 was 3.7%.
One loan with an outstanding balance as of June 30, 2017 totaling $2.4 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of June 30, 2017 of $34.1 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2016, we had outstanding $108.0 million in aggregate principal amount under these loans. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 13.0%. These loans mature at various dates from 2017 to 2031. These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of June 30, 2017 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $197.7 million and $133.0 million in principal amounts at June 30, 2017 and December 31, 2016, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects. In September 2016, we amended our agreement with the investor to provide for a maximum combined funding amount of $100.0 million through June 30, 2017 on certain projects. In May 2017, we amended our agreement with the investor to extend the end date of the agreement to June 30, 2018. As of June 30, 2017, $51.0 million remained available under the lending commitment. During the quarter ended June 30, 2017, we sold four solar PV projects and in return received $12.7 million as part of this arrangement. Three solar PV projects were sold during the quarter ended June 30, 2016, for which $7.5 million was received as part of this arrangement. Additionally, during the quarter ended March 31, 2017, we sold one solar PV project to a separate investor, not a party to the agreement, and in return received $2.0 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of June 30, 2017 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$28,233	$—	$28,233	$—	$—
Term Loan	25,500	6,000	19,500	—	—
Project Financing:
Construction and term loans	123,748	12,854	53,608	13,336	43,950
Federal ESPC liabilities(1)	197,729	—	197,729	—	—
Interest obligations(2)	61,186	9,307	15,150	11,392	25,337
Capital lease liabilities	24,410	3,397	7,121	5,318	8,574
Operating leases	22,447	4,807	7,134	4,075	6,431
Total	$483,253	$36,365	$328,475	$34,121	$84,292

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at June 30, 2017 remains constant for the term of the facility. Excludes interest on construction loans payable and lines of credit due to no stated payment terms.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2017, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.

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
Item 1A. Risk Factors
As of June 30, 2017, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended June 30, 2017 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	$6,632,031
May 1, 2017 - May 31, 2017	33,010	6.62	33,010	6,413,564
June 1, 2017 - June 30, 2017	—	—	—	6,413,564
Total	33,010	$6.62	33,010	$6,413,564

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

AMERESCO, INC.
Date: August 9, 2017	By:	/s/ John R. Granara, III
John R. Granara, III
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1*+	Ameresco, Inc. 2017 Employee Stock Purchase Plan
10.2*+	Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program
10.3
Amendment No. 6 to Third Amended and Restated Credit and Security Agreement dated June 29, 2017 among Ameresco, Inc., certain guarantors party                thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on        Form 8-K dated June 29, 2017 and filed with the Commission on July 6, 2017 (file no. 001-34811) and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.
+ Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.
**Furnished herewith.