Form 10-Q
period 2017-09-30
Ameresco, Inc.
filed 2017-11-06
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 1, 2017
Class A Common Stock, $0.0001 par value per share	27,503,502
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016	1

Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the nine months ended September 30, 2017 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	48

Signatures	50

Exhibit Index	49

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,559	$20,607
Restricted cash	15,789	12,299
Accounts receivable, net	64,230	85,354
Accounts receivable retainage, net	17,447	17,465
Costs and estimated earnings in excess of billings	82,647	56,914
Inventory, net	8,602	12,104
Prepaid expenses and other current assets	13,836	11,732
Income tax receivable	521	406
Project development costs	12,584	9,180
Total current assets	245,215	226,061
Federal ESPC receivable	210,472	158,209
Property and equipment, net	4,830	5,018
Energy assets, net	357,155	319,758
Goodwill	56,107	57,976
Intangible assets, net	2,801	3,931
Other assets	27,065	26,328
Total assets	$903,645	$797,281

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$24,155	$19,292
Accounts payable	122,731	126,583
Accrued expenses and other current liabilities	23,203	22,763
Billings in excess of cost and estimated earnings	17,772	21,189
Income taxes payable	2,849	775
Total current liabilities	190,710	190,602
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	178,142	140,593
Federal ESPC liabilities	188,422	133,003
Deferred income taxes, net	2,855	9,037
Deferred grant income	7,326	7,739
Other liabilities	16,666	15,154
Commitments and contingencies (Note 6)

Redeemable non-controlling interests	7,532	6,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2017	2016
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,331,715 shares issued and 27,503,502 shares outstanding at September 30, 2017, 29,005,284 shares issued and 27,706,866 shares outstanding at December 31, 2016	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	115,461	112,926
Retained earnings	212,033	194,353
Accumulated other comprehensive loss, net	(6,091)	(6,591)
Less - treasury stock, at cost, 1,828,213 shares at September 30, 2017 and 1,298,418 shares at December 31, 2016	(9,416)	(6,387)
Total stockholders’ equity	311,992	294,306
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$903,645	$797,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$204,744	$180,598	$506,019	$477,002
Cost of revenues	163,377	141,803	403,320	378,675
Gross profit	41,367	38,795	102,699	98,327
Selling, general and administrative expenses	27,027	28,852	80,164	81,880
Operating income	14,340	9,943	22,535	16,447
Other expenses, net	1,668	2,268	5,232	4,961
Income before provision for income taxes	12,672	7,675	17,303	11,486
Income tax provision	3,881	1,865	4,296	2,872
Net income	8,791	5,810	13,007	8,614
Net (income) loss attributable to redeemable non-controlling interests	(298)	(95)	673	149
Net income attributable to common shareholders	$8,493	$5,715	$13,680	$8,763
Net income per share attributable to common shareholders:
Basic	$0.19	$0.12	$0.30	$0.19
Diluted	$0.19	$0.12	$0.30	$0.19
Weighted average common shares outstanding:
Basic	45,524,041	46,360,575	45,500,476	46,606,494
Diluted	45,770,568	46,430,163	45,663,784	46,669,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net income	$8,791	$5,810
Other comprehensive income (loss):
Unrealized gain from interest rate hedge, net of tax benefit (provision) of $3 and $(100), respectively	62	398
Foreign currency translation adjustments	185	(99)
Total other comprehensive income	247	299
Comprehensive income	9,038	6,109
Comprehensive income attributable to redeemable non-controlling interests	(298)	(95)
Comprehensive income attributable to common shareholders	$8,740	$6,014

	Nine Months Ended September 30,
	2017	2016
Net income	$13,007	$8,614
Other comprehensive income (loss):
Unrealized loss from interest rate hedge, net of tax benefit of $150 and $1,256, respectively	(67)	(2,227)
Foreign currency translation adjustments	567	(1,458)
Total other comprehensive income (loss)	500	(3,685)
Comprehensive income	13,507	4,929
Comprehensive loss attributable to redeemable non-controlling interests	673	149
Comprehensive income attributable to common shareholders	$14,180	$5,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2016	$6,847	27,706,866	$3	18,000,000	$2	$112,926	$194,353	$(6,591)	1,298,418	$(6,387)	$294,306
Cumulative impact from the adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	4,000	—	—	—	4,000
Exercise of stock options	—	326,431	—	—	—	1,559	—	—	—	—	1,559
Stock-based compensation expense	—	—	—	—	—	976	—	—	—	—	976
Open market purchase of common shares	—	(529,795)	—	—	—	—	—	—	529,795	(3,029)	(3,029)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(67)	—	—	(67)
Foreign currency translation adjustment	—	—	—	—	—	—	—	567	—	—	567
Contributions from redeemable non-controlling interests	1,583	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests, net	(225)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(673)	—	—	—	—	—	13,680	—	—	—	13,680
Balance, September 30, 2017	$7,532	27,503,502	$3	18,000,000	$2	$115,461	$212,033	$(6,091)	1,828,213	$(9,416)	$311,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,007	$8,614
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	15,822	14,139
Depreciation of property and equipment	1,931	2,300
Amortization of deferred financing fees	1,194	994
Amortization of intangible assets	1,082	1,793
Provision for bad debts	68	5,137
Gain on sale of assets	(104)	—
Unrealized gain on ineffectiveness of interest rate swaps	(206)	(227)
Stock-based compensation expense	976	1,086
Deferred income taxes	(2,139)	(344)
Unrealized foreign exchange gain	(1,494)	(277)
Changes in operating assets and liabilities:
Restricted cash	(154)	(4,592)
Accounts receivable	22,599	(7,136)
Accounts receivable retainage	308	(403)
Federal ESPC receivable	(119,093)	(83,431)
Inventory, net	3,503	(165)
Costs and estimated earnings in excess of billings	(24,403)	28,119
Prepaid expenses and other current assets	(2,271)	(3,292)
Project development costs	(4,028)	838
Other assets	55	(137)
Accounts payable, accrued expenses and other current liabilities	4,772	(1,225)
Billings in excess of cost and estimated earnings	(4,283)	(9,510)
Other liabilities	(255)	(2,005)
Income taxes payable	2,357	2,348
Cash flows from operating activities	(90,756)	(47,376)
Cash flows from investing activities:
Purchases of property and equipment	(1,922)	(2,696)
Purchases of energy assets	(68,736)	(45,205)
Proceeds from sale of assets of a business	2,777	—
Acquisitions, net of cash received	(2,409)	—
Cash flows from investing activities	$(70,290)	$(47,901)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Payments of financing fees	$(2,024)	$(1,266)
Proceeds from exercises of options	1,559	969
Repurchase of common stock	(3,029)	(4,451)
Proceeds from senior secured credit facility, net	12,847	7,501
Proceeds from long-term debt financings	48,885	7,803
Proceeds from Federal ESPC projects	122,340	65,075
Proceeds from sale-leaseback financings	30,611	17,045
Proceeds from investment by redeemable non-controlling interests, net	1,358	6,456
Restricted cash	(2,143)	2,952
Payments on long-term debt	(40,228)	(9,246)
Cash flows from financing activities	170,176	92,838
Effect of exchange rate changes on cash	(178)	(849)
Net increase (decrease) in cash and cash equivalents	8,952	(3,288)
Cash and cash equivalents, beginning of period	20,607	21,645
Cash and cash equivalents, end of period	$29,559	$18,357
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,152	$4,956
Cash paid for income taxes	$4,432	$2,940
Non-cash Federal ESPC settlement	$66,830	$79,075
Accrued purchases of energy assets	$9,414	$15,869
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
The condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2016 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 3, 2017.
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
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 7. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of September 30, 2017 and December 31, 2016, the Company classified the non-current portion of restricted cash of $19,396 and $19,920, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Nine Months Ended September 30,
	2017	2016
Allowance for doubtful accounts, beginning of period	$7,836	$3,729
Charges to costs and expenses	68	4,057
Account write-offs and other	(4,088)	195
Allowance for doubtful accounts, end of period	$3,816	$7,981
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
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. As of September 30, 2017 and December 31, 2016, $422 and $887, respectively, was recorded by the Company as a reserve for accounts receivable retainage for amounts determined to be potentially uncollectible.

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
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns. These amounts are capitalized and amortized to cost of revenues in the Company’s consolidated statements of income on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income on a straight line basis over the useful life of the associated energy asset. There was $925 and $289 in interest capitalized for the three months ended September 30, 2017 and 2016, respectively. There was $3,452 and $616 in interest capitalized for the nine months ended September 30, 2017 and 2016, respectively.
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
Included in energy assets are capital lease assets and accumulated depreciation of capital lease assets. Capital lease assets consist of the following:

	As of September 30,	As of December 31,
	2017	2016
Capital lease assets	$30,430	$15,640
Less - accumulated depreciation and amortization	(1,630)	(744)
Capital lease assets, net	$28,800	$14,896
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
The Company did not receive any Section 1603 grants during the nine months ended September 30, 2017 or September 30, 2016. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,326 and $7,739 recorded in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
Goodwill and Intangible Assets
The Company has classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company has recorded intangible assets related to customer contracts, customer relationships, non-compete agreements, trade names and technology, each with defined useful lives. The Company assesses the impairment of goodwill on an annual basis (December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than their carrying values. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.

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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated based on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. As of September 30, 2017 and December 31, 2016, the Company had no ARO liabilities recorded.
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

Quarter Ended	# Solar PV Projects Sold	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term	Periodic Minimum Lease Payment	Periodic Maximum Lease Payment
September 30, 2016	1	6,037	333	—	3,158	25	2	397
September 30, 2017	3	9,157	642	—	4,114	20	13	231

Certain lease agreements the Company is party to provide for the sale of solar PV projects to third-party investors and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

of the electricity and solar renewable energy credits (“SRECs”) generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar PV project under the sale-leaseback arrangement is “integral equipment.” A solar PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar PV project at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar PV projects sold to date under such agreements have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under such agreements have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheets equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheets and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income. Amortization expense in cost of revenues related to deferred gains, net was $(25) and $(6) for the three months ended September 30, 2017 and 2016, respectively. Amortization expense in cost of revenues related to deferred gains, net was $(49) and $(37) for the nine months ended September 30, 2017 and 2016, respectively.
A summary of amounts related to sale leasebacks in the Company’s consolidated balance sheets is as follows:

	September 30,	December 31,
	2017	2016
Capital lease assets, net	$28,800	$14,896
Deferred loss, short-term, net	109	53
Deferred loss, long-term, net	1,943	956
Capital lease liabilities, short-term	3,451	2,185
Capital lease liabilities, long-term	24,857	12,462
Deferred gain, short-term, net	195	89
Deferred gain, long-term, net	$3,195	$1,632
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
As of September 30, 2017, the Company has recorded as a reserve for future warranty obligations $2,111.
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
The Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of September 30, 2017, the fair value of the Company’s long-term debt exceeds its carrying value of $202,297 by approximately $110. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 7.
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
For the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $326 and $328, respectively, in connection with stock-based payment awards. For the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $976 and $1,086, respectively. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of September 30, 2017, there was $2,852 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.6 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the nine months ended September 30, 2017 or during the year ended December 31, 2016.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended September 30, 2017, the Company repurchased 108,971 shares of common stock in the amount of $760, including fees of $4. During the nine months ended September 30, 2017, the Company repurchased 529,795 shares of common stock in the amount of $3,029, including fees of $21. During the year ended December 31, 2016, the Company repurchased 1,298,418 shares of common stock in the amount of $6,387, including fees of $52.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$8,493	$5,715	$13,680	$8,763
Basic weighted-average shares outstanding	45,524,041	46,360,575	45,500,476	46,606,494
Effect of dilutive securities:
Stock options	246,527	69,588	163,308	62,542
Diluted weighted-average shares outstanding	45,770,568	46,430,163	45,663,784	46,669,036
For the three months ended September 30, 2017 and 2016, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 2,627,406 and 3,437,620. For the nine months ended September 30, 2017 and 2016, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 2,605,425 and 3,437,620.
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
See Note 10 for additional disclosures.
Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. As of September 30, 2017, the Company has made significant progress towards completing its assessment of the potential effects of these ASUs on its consolidated financial statements, and is actively assessing the potential effects on business processes, systems and controls to support revenue recognition and the related disclosures under ASC. The Company’s assessment includes a detailed review of representative contracts at each of the Company’s business segments and across all revenue streams and a comparison of its historical accounting policies and practices to the new standard. The Company is continuing to finalize its assessment. Below is a summary of the revenue streams the Company has determined are likely to be impacted by this ASU:

•
Project revenues (revenues accounted for on a percentage-of-cost-completed basis) - Although the Company is still finalizing their analysis of contracts; currently, the Company has identified changes in two key areas in this revenue stream:

◦Under current accounting policies, the Company accounts for project revenues such that the cost of material or equipment delivered are included in the measure of progress even if not installed. Under this ASU, the cost of uninstalled material or equipment will generally be excluded from the measure of progress, unless specifically produced or manufactured for a project, because such costs are not a measure of progress, unless the materials or equipment are delivered and expected to be installed in 90 days or less.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The impact on the Company’s consolidated financial statements from this accounting change may be material in future periods.

◦Commissions are currently recorded when earned and included in the measure of progress towards completion. Under the new ASU, the Company will record commission costs ratable over the installation period in accordance with the Company’s measurement of progress and excluded from the Company’s calculation of revenue surrounding performance obligations satisfied over time. The impact on the Company’s consolidated financial statements from this accounting change may be material in future periods.

•
Energy assets revenue - The Company expects a change to the timing of revenue recognition for the Company’s renewable energy incentive sales (including, among other renewable energy incentives, SRECs). Under current accounting policies, the Company recognizes revenue for SRECs and other renewable energy incentives when generated if the Company has a signed contract to sell those SRECs or renewable energy incentives to a third party (thus making the sale price fixed and determinable). Under this ASU, the Company will recognize SREC and other renewable energy incentive revenues when the rights are transferred to a third party, which can be up to six months after generation. The Company is currently evaluating the impact on its consolidated financial statements from this accounting change.

As part of this analysis, the Company is evaluating its information technology capabilities and systems, and does not expect to incur significant information technology costs to modify systems currently in place. The Company will implement targeted changes to its internal reporting processes to facilitate gathering the data needed for the new disclosure requirements. The Company will also implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard.

The Company has elected to adopt the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.

The Company continues to assess the potential impacts of the new standard, including the areas described above. Additionally, the Company is currently evaluating any tax implications the adoption of this new standard may have on the consolidated financial statements. However, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company’s evaluation to change. Further, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on the Company’s revenue recognition patterns could change.

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-15, but does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 23), Restricted Cash. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied using a retrospective transition method for each period presented. The Company expects to adopt this guidance when effective. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated financial statements, and expects the ASU will modify the presentation of the consolidated statements of cash flows, but will not have a material impact on the consolidated statements of income, consolidated statements of comprehensive income (loss), consolidated statement of changes in redeemable non-controlling interests and stockholders’ equity and the consolidated balance sheets.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact ASU 2017-12 will have on its consolidated financial statements.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	Other	Total
Balance, December 31, 2016	$24,759	$3,375	$3,262	$—	$26,580	$57,976
Sale of assets of a business	—	—	—	—	(2,639)	(2,639)
Currency effects	—	—	253	—	517	770
Balance, September 30, 2017	$24,759	$3,375	$3,515	$—	$24,458	$56,107
Accumulated Goodwill Impairment Balance, December 31, 2016	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, September 30, 2017	$—	$—	$(1,016)	$—	$—	$(1,016)
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the nine months ended September 30, 2017 or for the year ended December 31, 2016.
During the nine months ended September 30, 2017, the Company sold assets of a business to a third party for cash proceeds of $2,777, and as a result goodwill decreased by $2,639.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of September 30,	As of December 31,
	2017	2016
Gross Carrying Amount
Customer contracts	$7,777	$7,594
Customer relationships	11,830	11,652
Non-compete agreements	3,046	3,203
Technology	2,754	2,716
Trade names	546	542
	25,953	25,707
Accumulated Amortization
Customer contracts	7,769	7,566
Customer relationships	9,216	8,048
Non-compete agreements	3,032	3,158
Technology	2,612	2,485
Trade names	523	519
	23,152	21,776
Intangible assets, net	$2,801	$3,931
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income. Amortization expense for the three months ended September 30, 2017 and 2016 related to customer contracts was $8 and $46, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 related to customer contracts was $23 and $140, respectively. Amortization expense for the three months ended September 30, 2017 and 2016 related to all other acquired intangible assets was $358 and $536, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Amortization expense for the nine months ended September 30, 2017 and 2016 related to all other acquired intangible assets was $1,059 and $1,653, respectively.
5. INCOME TAXES
The provision for income taxes was $3,881 and $1,865 for the three months ended September 30, 2017 and 2016, respectively. The provision for income taxes was $4,296 and $2,872 for the nine months ended September 30, 2017 and 2016, respectively. The estimated 2017 effective tax rate was 30.6% for the three months ended September 30, 2017 compared to a 24.3% estimated annual effective tax rate for the three months ended September 30, 2016. The estimated 2017 effective tax rate was 24.8% for the nine months ended September 30, 2017 compared to a 25.0% estimated annual effective tax rate for the nine months ended September 30, 2016.
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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2016	$600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, September 30, 2017	$600
At September 30, 2017 and December 31, 2016, the Company had approximately $600 and $600, respectively, of total gross unrecognized tax benefits. At September 30, 2017 and December 31, 2016, the Company had approximately $20 and $20, respectively, of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The adoption of ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, which was adopted in the first quarter of fiscal 2017, had no material impact on the benefit for income taxes for the nine months ended September 30, 2017 because no material excess tax benefits related to share-based awards were recognized during that period.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Energyexcel LLP (“EEX”) in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 British pound sterling ($6,026 converted as of September 30, 2017) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of September 30, 2017 and December 31, 2016, respectively, as milestones are not considered likely to be achieved.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		September 30,	December 31,
	Level	2017	2016
Assets:
Interest rate swap instruments	2	$31	$—
Liabilities:
Interest rate swap instruments	2	$3,885	$3,843
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2017 and December 31, 2016 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

level two for the nine months ended September 30, 2017 and the year ended December 31, 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital lease liabilities, are as follows:

	As of September 30, 2017		As of December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$173,918	$173,808	$145,746	$145,238
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets, among other items. There were no assets recorded at fair value on a non-recurring basis at September 30, 2017 or December 31, 2016.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$31	Other assets	$—
Interest rate swap contracts	Other liabilities	$3,885	Other liabilities	$3,843
The following table presents information about the effects of the Company’s derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(28)	$(74)	$(206)	$(227)
The following table summarizes the pre-tax amount of unrealized gain or loss recognized in accumulated other comprehensive income (loss), net (“AOCI”) in the Company’s consolidated balance sheets:

Nine Months Ended
September 30, 2017
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,042)
Unrealized gain recognized in AOCI	535
Loss reclassified from AOCI to other expenses, net	(615)
Accumulated loss in AOCI at the end of the period	$(2,122)
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
A summary of amounts related to the investment funds in the Company’s consolidated balance sheets is as follows:

	September 30,	December 31,
	2017	2016
Cash	$1,264	$1,157
Restricted cash	1,554	1,554
Accounts receivable	126	80
Costs and estimated earnings in excess of billings	510	50
Prepaid expenses and other current assets	9	50
Energy assets, net	55,236	33,734
Other assets	—	77
Accrued liabilities	$594	$165
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both September 30, 2017 and December 31, 2016 redeemable non-controlling interests were reported at their carrying value of $7,532 and $6,847, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Small-Scale Infrastructure	All Other	Total Consolidated
Three Months Ended September 30, 2017
Revenues	$78,185	$63,873	$14,719	$27,295	$20,672	$204,744
Interest income	—	14	—	26	—	40
Interest expense	—	262	500	1,673	13	2,448
Depreciation and amortization of intangible assets	105	644	303	4,636	497	6,185
Unallocated corporate activity	—	—	—	—	—	(6,839)
Income before taxes, excluding unallocated corporate activity	4,411	8,753	1,537	3,819	991	19,511
Three Months Ended September 30, 2016
Revenues	83,652	46,498	12,018	21,790	16,640	180,598
Interest income	—	2	—	10	—	12
Interest expense	—	278	493	1,116	—	1,887
Depreciation and amortization of intangible assets	116	686	288	4,063	649	5,802
Unallocated corporate activity	—	—	—	—	—	(10,478)
Income (loss) before taxes, excluding unallocated corporate activity	7,918	5,338	(154)	5,312	(261)	18,153
Nine Months Ended September 30, 2017
Revenues	180,770	170,903	33,211	64,889	56,246	506,019
Interest income	—	29	1	56	—	86
Interest expense	—	795	1,434	4,300	38	6,567
Depreciation and amortization of intangible assets	246	1,951	878	13,109	1,407	17,591
Unallocated corporate activity	—	—	—	—	—	(20,931)
Income before taxes, excluding unallocated corporate activity	4,242	23,079	1,638	6,971	2,304	38,234
Nine Months Ended September 30, 2016
Revenues	195,856	128,266	40,023	61,543	51,314	477,002
Interest income	—	7	—	29	—	36
Interest expense	—	666	1,243	3,212	—	5,121
Depreciation and amortization of intangible assets	390	1,913	788	11,663	1,997	16,751
Unallocated corporate activity	—	—	—	—	—	(25,044)
Income (loss) before taxes, excluding unallocated corporate activity	$12,732	$16,303	$(1,457)	$9,923	$(971)	$36,530

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

12. LONG-TERM DEBT
Variable-Rate Construction and Term Loans
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on February 28, 2023, and all remaining unpaid amounts outstanding under the facility will be due at that time. On March 30, 2016, the construction loan was converted to a term loan. At September 30, 2017, $19,471 was outstanding under the term loan. At December 31, 2016, $19,877 was outstanding under the term loan. The variable rate for this loan at September 30, 2017 was 3.83%.
In August 2016, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4,837 and bears interest at a fixed rate of 4.95%. At September 30, 2017, $4,742 was outstanding under the term loan. At December 31, 2016, $4,616 was outstanding under the term loan.
In November 2016, the Company entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9,500 construction facility and bears interest at a fixed rate of 8.75%. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2017, $5,126 was outstanding under the construction loan. At December 31, 2016, $3,258 was outstanding under the construction loan. The Company classified this debt as current as of December 31, 2016, due to the Company’s intent to repay the construction loan in full prior to December 31, 2017.
In November 2016, the Company entered into a construction loan agreement and subsequent amendment with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35,000 construction facility and bears interest at a variable rate. The facility matures on June 30, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2017, $4,516 was outstanding under the construction loan. At December 31, 2016, $7,008 was outstanding under the construction loan. The interest rate at September 30, 2017 was 6.75%. The Company has classified this debt as non-current as of September 30, 2017 and December 31, 2016, due to the Company’s intention to refinance the variable rate construction loan to sale-leasebacks prior to the maturity date.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

In March 2017, the Company entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4,300 construction-to-term-loan credit facility and bears interest at a fixed rate of 5.50% during the construction phase and 5.00% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24, 2028, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At September 30, 2017, $4,092 was outstanding under the construction loan.
In April 2017, the Company entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain biogas facility project in development. The construction-to-term loan agreement provides for a $24,823 facility and bears interest at a fixed rate of 4.50% during both the construction and term loan phases, with interest payments due monthly. The construction loan converts to a term loan upon completion of the Biogas Facility and matures ten years after the conversion date, with all remaining unpaid amounts outstanding under the agreement due at that time. At September 30, 2017, $13,325 was outstanding under the construction loan.
In April 2017, the Company entered into a credit and guaranty agreement with a bank for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $3,151 and bears interest at a fixed rate of 5.61% with interest payments due in quarterly installments. The term loan matures on February 28, 2034, and all remaining unpaid amounts outstanding under the credit and guaranty agreement will be due at that time. At September 30, 2017, $3,193 was outstanding under the term loan.
In June 2017, the Company entered into a loan agreement for use in providing non-recourse financing for certain of its solar PV projects currently in operation. The loan agreement provides for a $14,100 term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on December 15, 2027, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2017, $14,100 was outstanding under the term loan. The variable rate for this loan at September 30, 2017 was 3.77%.
In September 2017, the Company entered into a construction-to-term loan agreement with a bank for use in providing recourse financing for a certain solar PV project under construction.The construction-to-term loan agreement provides for a $3,126 facility and bears interest at a fixed rate of 4.25% with interest payments due in monthly installments. The construction loan automatically converts to a term loan on October 1, 2018 and matures on October 1, 2038, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At September 30, 2017, $747 was outstanding under the construction loan.
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
The credit facility consists of a $75,000 revolving credit facility and a $30,000 term loan. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and pounds sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At September 30, 2017, there was $27,880 amounts outstanding under the revolving credit facility and $24,000 outstanding under the term loan. At December 31, 2016, there was $15,033 outstanding under the revolving credit facility and $28,500 outstanding under the term loan.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At September 30, 2017, the interest rate for borrowings under the revolving credit facility was 4.75% and the weighted average interest rate for borrowings under the term loan was 3.32%.
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
At September 30, 2017, the Company was in compliance with all financial and operational covenants.

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
As of September 30, 2017, we had fully-contracted backlog of approximately $627.5 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,097.0 million. As of September 30, 2016, we had fully-contracted backlog of approximately $443.8 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,054.5 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of September 30, 2017 and 2016, our 12-month backlog was $411.9 million and $285.9 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $177.7 million and $149.0 million as of September 30, 2017 and 2016, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU also supersedes some cost guidance included in ASC 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017. Retrospective application of the amendments in this ASU is required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. As of September 30, 2017, we have made significant progress towards completing our assessment of the potential effects of these ASUs on our consolidated financial statements, and are actively assessing the potential effects on business processes, systems and controls to support revenue recognition and the related disclosures under ASC. Our assessment includes a detailed review of representative contracts at each of our business segments and across all revenue streams and a comparison of our historical accounting policies and practices to the new standard. We are continuing to finalize our assessment. Below is a summary of the revenue streams we have determined are likely to be impacted by this ASU:

•
Project revenues (revenues accounted for on a percentage-of-cost-completed basis) - Although we are still finalizing our analysis of contracts, currently, we have identified changes in two key areas in this revenue stream:

◦Under current accounting policies, we account for project revenues such that the cost of material or equipment delivered are included in the measure of progress even if not installed. Under this ASU, the cost of uninstalled material or equipment will generally be excluded from the measure of progress, unless specifically produced or manufactured for a project, because such costs are not a measure of progress, unless the materials or equipment are delivered and expected to be installed in 90 days or less.The impact on the our consolidated financial statements from this accounting change may be material in future periods.

◦Commission costs are currently recorded when earned and included in the measure of progress toward completion. Under the new ASU, we will record commission costs ratably over the installation period based on the project’s percent complete, and they will be excluded from the percent of cost completed calculation. The impact on the our consolidated financial statements from this accounting change may be material in future periods.

•
Energy assets revenue - We expect a change to the timing of revenue recognition for our renewable energy incentive sales (including, among other renewable energy incentives, SRECs). Under current accounting policies, we recognize revenue for SRECs and other renewable energy incentives when generated if we have a signed contract to sell those SRECs or renewable energy incentives to a third party (thus making the sale price fixed and determinable). Under this ASU, we will recognize SREC and other renewable energy incentive revenues when the rights are transferred to a third party, which can be up to six months after generation. We are currently evaluating the impact on our consolidated financial statements from this accounting change.

As part of this analysis, we are evaluating our information technology capabilities and systems, and do not expect to incur significant information technology costs to modify systems currently in place. We will implement targeted changes to our internal reporting processes to facilitate gathering the data needed for the new disclosure requirements. We will also implement updates to our control processes and procedures, as necessary, based on changes resulting from the new standard.

We have elected to adopt the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the our current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.

We continue to assess the potential impacts of the new standard, including the areas described above. Additionally, we are currently evaluating any tax implications the adoption of this new standard may have on our consolidated financial statements. However, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. Further, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on our revenue recognition patterns could change.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2016-15, but do not expect that the adoption of this guidance will have a significant impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 23), Restricted Cash. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied using a retrospective transition method for each period presented. We expect to adopt this guidance when effective. We are currently evaluating the impact ASU 2016-18 will have on our consolidated financial statements, and expect the ASU will modify the presentation of the consolidated statements of cash flows, but will not have a material impact on the consolidated statements of income, consolidated statements of comprehensive income (loss), consolidated statement of changes in redeemable non-controlling interests and stockholders’ equity and the consolidated balance sheets.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact ASU 2017-12 will have on our consolidated financial statements.

Results of Operations
The following tables set forth certain financial data from the consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2017		2016
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$204,744	100.0%	$180,598	100.0%
Cost of revenues	163,377	79.8%	141,803	78.5%
Gross profit	41,367	20.2%	38,795	21.5%
Selling, general and administrative expenses	27,027	13.2%	28,852	16.0%
Operating income	14,340	7.0%	9,943	5.5%
Other expenses, net	1,668	0.8%	2,268	1.3%
Income before provision from income taxes	12,672	6.2%	7,675	4.2%
Income tax provision	3,881	1.9%	1,865	1.0%
Net income	8,791	4.3%	5,810	3.2%
Net income attributable to redeemable non-controlling interest	(298)	(0.1)%	(95)	(0.1)%
Net income attributable to common shareholders	$8,493	4.1%	$5,715	3.2%

	Nine Months Ended September 30,
	2017		2016
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$506,019	100.0%	$477,002	100.0%
Cost of revenues	403,320	79.7%	378,675	79.4%
Gross profit	102,699	20.3%	98,327	20.6%
Selling, general and administrative expenses	80,164	15.8%	81,880	17.2%
Operating income	22,535	4.5%	16,447	3.4%
Other expenses, net	5,232	1.0%	4,961	1.0%
Income before provision from income taxes	17,303	3.4%	11,486	2.4%
Income tax provision	4,296	0.8%	2,872	0.6%
Net income	13,007	2.6%	8,614	1.8%
Net loss attributable to redeemable non-controlling interest	673	0.1%	149	—%
Net income attributable to common shareholders	$13,680	2.7%	$8,763	1.8%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$204,744	$180,598	$24,146	13.4%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$506,019	$477,002	$29,017	6.1%
Revenues increased $24.1 million, or 13.4%, for the three months ended September 30, 2017 compared to the same period of 2016 primarily due to a $17.4 million increase in revenues from our U.S. Federal segment, a $5.5 million increase in our

Small-Scale Infrastructure segment, a $4.0 million increase in our All Other segment and a $2.7 million increase in our Canada segment, offset by a decrease of $5.5 million in our U.S. Regions segment.
Revenue increased $29.0 million, or 6.1%, for the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to a $42.6 million increase in revenues from our U.S. Federal segment, a $4.9 million increase in our All Other segment and a $3.3 million increase in our Small-Scale Infrastructure segment, offset by a decrease of $15.1 million in our U.S. Regions segment and a $6.8 million decrease in our Canada segment.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$163,377	$141,803	$21,574	15.2%
Gross margin %	20.2%	21.5%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$403,320	$378,675	$24,645	6.5%
Gross margin %	20.3%	20.6%
Cost of revenues increased $21.6 million, or 15.2%, and gross margin percentage decreased to 20.2%, from 21.5%, for the three months ended September 30, 2017 compared to the same period of 2016, respectively, primarily due to an increase in revenues from our U.S. Federal segment and a mix of lower margin projects in our U.S Regions segment. Cost of revenues increased $24.6 million, or 6.5%, and gross margin percentage decreased slightly to 20.3%, from 20.6%, for the nine months ended September 30, 2017 compared to the same period of 2016, respectively. The increase in cost of revenues is primarily due to an increase in revenues from our U.S. Federal segment. The gross margin decrease is primarily due to a mix of lower margin projects in our U.S Regions segment, partially offset by a decrease in project revenues related to a significant project from our Canada segment which was completed in the first quarter of 2017.
As a result of certain acquisitions, we have intangible assets related to customer contracts. These are typically amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income. Amortization expense related to customer contracts recorded for the three months ended September 30, 2017 and 2016 was less than $0.1 million. Amortization expense related to customer contracts recorded for the nine months ended September 30, 2017 and 2016 was less than $0.1 million.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$27,027	$28,852	$(1,825)	(6.3)%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$80,164	$81,880	$(1,716)	(2.1)%
Selling, general and administrative expenses decreased $1.8 million, or 6.3%, for the three months ended September 30, 2017 primarily due to a $2.2 million write-down of accounts receivable related to a customer that declared bankruptcy incurred during the three months ended September 30, 2016. Selling, general and administrative expenses decreased $1.7 million, or 2.1%, for the nine months ended September 30, 2017 primarily due to $2.1 million in restructuring charges incurred during the nine months ended September 30, 2016, which included $1.9 million in bad debt expense in our Canada segment related to our restructuring efforts, and $2.9 million in write-downs, primarily in accounts receivable related to the customer bankruptcy, offset by higher project development costs during the nine months ended September 30, 2017.

Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income. For the three months ended September 30, 2017 and 2016, we recorded amortization expense, related to these intangible assets, of $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2017 and 2016, we recorded amortization expense, related to these intangible assets, of $1.1 million and $1.7 million, respectively.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net decreased $0.6 million for the three months ended September 30, 2017 compared to the same period of 2016 primarily due to more favorable foreign exchange unrealized gains for the three months ended September 30, 2017, offset by an increase in interest expense. Other expenses, net, increased $0.3 million for the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to an increase in interest expense offset by more favorable foreign exchange unrealized gains for the nine months ended September 30, 2017.
Income Before Taxes
Income before taxes increased $5.0 million, or 65.1%, from income of $7.7 million for the three months ended September 30, 2016 to income of $12.7 million for the three months ended September 30, 2017 due to the reasons described above. Income before taxes increased $5.8 million, or 50.6%, from income of $11.5 million for the nine months ended September 30, 2016 to income of $17.3 million for the nine months ended September 30, 2017 due to the reasons described above.
Provision from Income Taxes
The provision for income taxes was $3.9 million for the three months ended September 30, 2017, compared to a provision of $1.9 million for the three months ended September 30, 2016. The estimated annual effective tax rate applied for the three months ended September 30, 2017 was 30.6% compared to 24.3% for the three months ended September 30, 2016. The increase in the rate compared to the same period in the prior year was due primarily to revisions of prior year estimates of the effects of the tax deduction under Internal Revenue Code Section 179D and the timing of the recognition of discrete tax items within interim periods. The tax deduction under Section 179D expired as of December 31, 2016.
The provision for income taxes was $4.3 million for the nine months ended September 30, 2017, compared to a provision of $2.9 million for the nine months ended September 30, 2016. The estimated annual effective tax rate applied for the nine months ended September 30, 2017 was 24.8% compared to 25.0% for the nine months ended September 30, 2016. The decrease in the rate compared to the same period in the prior year was due primarily to revisions of prior year estimates of the effects of the tax deduction under Internal Revenue Code Section 179D, which expired as of December 31, 2016.
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
Net Income and Earnings Per Share
Net income increased $3.0 million, or 51.3%, to income of $8.8 million for the three months ended September 30, 2017 from income of $5.8 million for the same period of 2016. Net income increased $4.4 million, or 51.0%, to income of $13.0 million for the nine months ended September 30, 2017 from income of $8.6 million for the same period of 2016.
Basic and diluted earnings per share for the three months ended September 30, 2017 were $0.19, compared to basic and diluted earnings per share for the three months ended September 30, 2016 of $0.12. Basic and diluted earnings per share for the nine months ended September 30, 2017 were $0.30, compared to basic and diluted earnings per share for the nine months ended September 30, 2016 of $0.19. Weighted average common shares outstanding was lower for the three and nine months ended September 30, 2017 as a result of common stock acquired under our stock repurchase program, contributing to the improvement in basic and diluted earnings per share for both comparative periods.

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
U.S. Regions

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$78,185	$83,652	$(5,467)	(6.5)%
Income before taxes	$4,411	$7,918	$(3,507)	(44.3)%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$180,770	$195,856	$(15,086)	(7.7)%
Income before taxes	$4,242	$12,732	$(8,490)	(66.7)%
Revenues for our U.S. Regions segment decreased $5.5 million, or 6.5%, to $78.2 million for the three months ended September 30, 2017 and decreased $15.1 million, or 7.7%, to $180.8 million for the nine months ended September 30, 2017, compared to the same periods of 2016, respectively, primarily due to a decrease in project revenues attributed to fewer active projects.
Income before taxes for our U.S. Regions segment decreased $3.5 million, or 44.3%, to $4.4 million for the three months ended September 30, 2017 and decreased $8.5 million, or 66.7%, to $4.2 million for the nine months ended September 30, 2017, compared to the same periods of 2016, respectively, primarily due to the decrease in revenues and gross margin described above.
U.S. Federal

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$63,873	$46,498	$17,375	37.4%
Income before taxes	$8,753	$5,338	$3,415	64.0%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$170,903	$128,266	$42,637	33.2%
Income before taxes	$23,079	$16,303	$6,776	41.6%
Revenues for our U.S. Federal segment increased $17.4 million, or 37.4%, to $63.9 million for the three months ended September 30, 2017 and increased $42.6 million, or 33.2%, to $170.9 million for the nine months ended September 30, 2017, compared to the same periods of 2016, respectively, primarily due to an increase in project revenues related to the increase in average project size versus the prior year.
Income before taxes for our U.S. Federal segment increased $3.4 million, or 64.0%, to $8.8 million for the three months ended September 30, 2017 and increased $6.8 million, or 41.6%, to $23.1 million for the nine months ended September 30, 2017, compared to the same periods of 2016, respectively, primarily due to the increase in revenues described above partially offset by higher project development costs during the three and nine months ended September 30, 2017, respectively.

Canada

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$14,719	$12,018	$2,701	22.5%
Income (loss) before taxes	$1,537	$(154)	$1,691	1,098.1%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$33,211	$40,023	$(6,812)	(17.0)%
Income (loss) before taxes	$1,638	$(1,457)	$3,095	212.4%
Revenues for our Canada segment increased $2.7 million, or 22.5%, to $14.7 million for the three months ended September 30, 2017 compared to the same period of 2016, primarily due to an increase in project revenues. Revenues for our Canada segment decreased $6.8 million, or 17.0%, to $33.2 million for the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to a decrease in project revenues related to a significant low margin project which was completed during the nine months ended September 30, 2017.
Income (loss) before taxes for our Canada segment increased $1.7 million to income of $1.5 million for the three months ended September 30, 2017 compared to a loss of $0.2 million for the same period of 2016 primarily due to the increase in revenues described above and favorable foreign currency exchange rate fluctuations realized during the three months ended September 30, 2017. Income (loss) before taxes for our Canada segment increased $3.1 million to income of $1.6 million for the nine months ended September 30, 2017 compared to a loss of $1.5 million for the same period of 2016 primarily due to the decrease in project revenues related to the significant project described above, $1.9 million of bad debt expense related to our previously disclosed restructuring efforts in Canada recorded during the nine months ended September 30, 2016, and favorable foreign currency exchange rate fluctuations realized during the nine months ended September 30, 2017.
Small-Scale Infrastructure

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$27,295	$21,790	$5,505	25.3%
Income before taxes	$3,819	$5,312	$(1,493)	(28.1)%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$64,889	$61,543	$3,346	5.4%
Income before taxes	$6,971	$9,923	$(2,952)	(29.7)%
Revenues for our Small-Scale Infrastructure segment increased $5.5 million, or 25.3%, to $27.3 million for the three months ended September 30, 2017, compared to the same period of 2016, primarily due to an increase in project revenues. Revenues for our Small-Scale Infrastructure segment increased $3.3 million, or 5.4%, to $64.9 million for the nine months ended September 30, 2017, compared to the same period of 2016, respectively, primarily due to an increase in energy and incentive revenue from owned solar and renewable gas assets.
Income before taxes for our Small-Scale Infrastructure segment decreased $1.5 million, or 28.1%, to $3.8 million for the three months ended September 30, 2017 and decreased $3.0 million, or 29.7%, to $7.0 million for the nine months ended September 30, 2017, compared to the same periods of 2016, respectively, primarily due to a decrease in project revenues related to a significant, higher margin project which was completed during the three months ended September 30, 2016, partially offset by the increase in revenues for the applicable period described above.

All Other & Unallocated Corporate Activity

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$20,672	$16,640	$4,032	24.2%
Income (loss) before taxes	$991	$(261)	$1,252	479.7%
Unallocated corporate activity	$(6,839)	$(10,478)	$3,639	34.7%

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$56,246	$51,314	$4,932	9.6%
Income (loss) before taxes	$2,304	$(971)	$3,275	337.3%
Unallocated corporate activity	$(20,931)	$(25,044)	$4,113	16.4%
Revenues for our All Other segment increased $4.0 million, or 24.2%, to $20.7 million for the three months ended September 30, 2017, compared to the same period of 2016 primarily due to an increase in integrated-PV revenues. Revenues for our All Other segment increased $4.9 million, or 9.6%, to $56.2 million for the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to an increase in integrated-PV revenues, partially offset by a decrease in revenues from business assets sold during the nine months ended September 30, 2017 as discussed in Note 4.
Income before taxes for our All Other segment increased $1.3 million to income of $1.0 million for the three months ended September 30, 2017, compared to the same period of 2016 primarily due to increased integrated-PV revenues as described above. Income (loss) before taxes for our All Other segment increased $3.3 million to income of $2.3 million for the nine months ended September 30, 2017, compared to the same period of 2016 primarily due to increased integrated-PV revenues as described above as well as improved profitability following the sale of business assets described above.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that the cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through November 6, 2018 and thereafter.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended September 30, 2017 and 2016 was $0.9 million and $0.3 million, respectively. The amount of interest capitalized relating to construction financing during the period of construction for the nine months ended September 30, 2017 and 2016 was $3.5 million and $0.6 million, respectively.
Cash flows from operating activities. Operating activities used $90.8 million of net cash during the nine months ended September 30, 2017. During that period, we had net income of $13.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, gain on sale of assets, unrealized foreign exchange gain and other non-cash items totaling $17.1 million. Decreases in accounts receivable, including retainage, inventory and other assets and increases in accrued expenses and other current liabilities and income taxes payable provided $33.6 million. These were offset by increases in restricted cash, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, prepaid expenses and other current assets and project development costs and decreases in other liabilities which used $35.4 million in cash. Increases in Federal ESPC receivables used an additional $119.1 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $47.4 million of net cash during the nine months ended September 30, 2016. During that period, we had net income of $8.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange gain and other non-cash items totaling $24.6 million. Decreases in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net and project development costs and an increase in income taxes payable provided $21.8 million in cash. These were offset by increases in restricted cash, accounts receivable, including retainage, inventory, prepaid expenses and other current assets and other assets and decreases in accrued expenses and other current liabilities and other liabilities which used $19.0 million. An increase in Federal ESPC receivables used an additional $83.4 million.
Cash flows from investing activities. Cash flows from investing activities during the nine months ended September 30, 2017 used $70.3 million. We invested $68.7 million on purchases of energy assets during the nine months ended September 30, 2017. We plan to invest an additional $5 million to $10 million on capital expenditures, principally for renewable energy plants, for the remainder of 2017. In addition, we invested $1.9 million in purchases of other property and equipment and $2.4 million related to acquisitions of renewable energy plants. These investments were offset by $2.8 million received from the sale of assets of a business.
Cash flows from investing activities during the nine months ended September 30, 2016 used $47.9 million. Development of our renewable energy plants used $45.2 million. In addition, we invested $2.7 million in purchases of other property.
Cash flows from financing activities. Cash flows from financing activities during the nine months ended September 30, 2017 provided $170.2 million. This was primarily due to proceeds received from Federal ESPC projects of $122.3 million, $30.6 million received under sale-leaseback financings, proceeds from project financings of $48.9 million, net draws on our revolving credit facility of $12.8 million, proceeds from exercises of options of $1.6 million, and net proceeds from redeemable non-controlling interests of $1.4 million. This was partially offset by payments on long-term debt of $40.2 million, repurchase of stock of $3.0 million, including fees, payments of financing fees of $2.0 million, and restrictions of operating cash of $2.1 million.
Cash flows from financing activities during the nine months ended September 30, 2016 provided $92.8 million. This was primarily due to proceeds received from Federal ESPC projects of $65.1 million, $17.0 million received under sale-leaseback financings, proceeds from project financings of $7.8 million, proceeds from exercises of options of $1.0 million, $3.0 million of restricted cash released into operating cash, net draws on our revolving credit facility of $7.5 million and net proceeds from redeemable non-controlling interests of $6.5 million. These was partially offset by payments on long-term debt of $9.2 million, payments of financing fees of $1.3 million, and repurchase of stock of $4.5 million, including fees.
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
The credit facility consists of a $75.0 million revolving credit facility and a $30.0 million term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At September 30, 2017, there was $27.9 million borrowings outstanding and $25.0 million available under the revolving credit facility and $24.0 million outstanding under the term loan.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At September 30, 2017, the interest rate for borrowings under the revolving credit facility was 4.75% and the weighted average interest rate for borrowings under the term loan was 3.32%.
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
As of September 30, 2017, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of September 30, 2017, we had outstanding $128.8 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2034. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.3% to 8.75%.
In September 2015, we entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At September 30, 2017, $19.5 million was outstanding under the term loan. The variable rate for this loan at September 30, 2017 was 3.8%.
In August 2016, we entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4.8 million and bears interest at a fixed rate of 5.0%. At September 30, 2017, $4.7 million was outstanding under the term loan.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35.0 million construction facility that bears interest at a variable rate. The facility matures on June 30, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2017, $4.5 million was outstanding under the construction loan. The variable rate for this loan at September 30, 2017 was 6.8%.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9.5 million construction facility. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2017, $5.1 million was outstanding under the construction loan. The fixed rate for this loan at September 30, 2017 was 8.8%.
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
In January 2017, we acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The construction loans agreements provided for construction facilities of $3.8 million and $4.0 million and both facilities bore interest at a fixed rate of 13.0%. These facilities matured on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility were paid at those times. We had classified both construction loans as non-current due to the our intention to refinance the construction loans to term loans prior to the maturity dates. We did refinance the construction loans to a term loan during the three months ended June 30, 2017. Each construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occurred. If exercised, the subjective acceleration clause provided for a 60-day notice period to repay the respective construction loan balance. The bank did not exercise the subjective acceleration clauses during the term of the loan agreement.
In March 2017, we entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4.3 million construction-to-term-loan credit facility and bears interest at a fixed rate of 5.5% during the construction phase and 5.0% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24. 2028, and all remaining unpaid amounts outstanding under the agreement will be due at that time. At September 30, 2017, $4.1 million was outstanding under the construction loan.

In April 2017, we entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain Biogas Facility project in development. The construction-to-term loan agreement provides for a $24.8 million facility and bears interest at a fixed rate of 4.5% during both the construction and term loan phases, with interest payments due monthly. The construction loan converts to a term loan upon completion of the Biogas Facility and matures ten years after the conversion date, with all remaining unpaid amounts outstanding under the agreement due at that time. At September 30, 2017, $13.3 million was outstanding under the construction loan.
In April 2017, we entered into a credit and guaranty agreement with a bank for use in providing limited recourse financing for certain of our solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $3.2 million and bears interest at a fixed rate of 5.6% with interest payments due in quarterly installments. The term loan matures on February 28, 2034, and all remaining unpaid amounts outstanding under the credit and guaranty agreement will be due at that time. At September 30, 2017, $3.2 million was outstanding under the term loan.
In June 2017, we entered into a loan agreement for use in providing non-recourse financing for certain of our solar PV projects currently in operation. The loan agreement provides for a $14.1 million term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on December 15, 2027, and all remaining unpaid amounts outstanding under the facility will be due at that time. At September 30, 2017, $14.1 million was outstanding under the term loan. The variable rate for this loan at September 30, 2017 was 3.8%.
In September 2017, we entered into a construction-to-term loan agreement with a bank for use in providing recourse financing for a certain solar PV project under construction.The construction-to-term loan agreement provides for a $3.1 million facility and bears interest at a fixed rate of 4.3% with interest payments due in monthly installments. The construction loan automatically converts to a term loan on October 1, 2018 and matures on October 1, 2038, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At September 30, 2017, $0.7 million was outstanding under the construction loan.
One loan with an outstanding balance as of September 30, 2017 totaling $2.4 million, requires Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance as of September 30, 2017 of $33.5 million requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy Government cash grants upon the occurrence of events that cause the recapture of such grants. As of December 31, 2016, we had outstanding $108.0 million in aggregate principal amount under these loans. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.7% to 13.0%. These loans mature at various dates from 2017 to 2031. These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of September 30, 2017 we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC Liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $188.4 million and $133.0 million in principal amounts at September 30, 2017 and December 31, 2016, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheets until the completed project is accepted by the customer.

Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects. In September 2016, we amended our agreement with the investor to provide for a maximum combined funding amount of $100.0 million through June 30, 2017 on certain projects. In May 2017, we amended our agreement with the investor to extend the end date of the agreement to June 30, 2018. As of September 30, 2017, $41.8 million remained available under the lending commitment. During the quarter ended September 30, 2017, we sold three solar PV projects and in return received $9.2 million as part of this arrangement. One solar PV project was sold during the quarter ended September 30, 2016, for which $6.0 million was received as part of this arrangement. Additionally, during the quarter ended March 31, 2017, we sold one solar PV project to a separate investor, not a party to the agreement, and in return received $2.0 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of September 30, 2017 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$27,880	$—	$27,880	$—	$—
Term Loan	24,000	6,000	18,000	—	—
Project Financing:
Construction and term loans	128,771	14,536	52,958	14,799	46,478
Federal ESPC liabilities(1)	188,422	—	188,422	—	—
Interest obligations(2)	65,229	9,780	16,217	12,271	26,961
Capital lease liabilities	28,489	3,589	7,826	6,150	10,924
Operating leases	25,867	5,250	8,243	5,532	6,842
Total	$488,658	$39,155	$319,546	$38,752	$91,205

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

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at September 30, 2017 remains constant for the term of the facility. Excludes interest on construction loans payable and lines of credit due to no stated payment terms.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2017, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Item 1A. Risk Factors
As of September 30, 2017, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended September 30, 2017 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	12,547	$6.49	12,547	$6,332,184
August 1, 2017 - August 31, 2017	77,622	6.92	77,622	5,794,654
September 1, 2017 - September 30, 2017	18,802	7.24	18,802	5,658,528
Total	108,971	$6.93	108,971	$5,658,528

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

Exhibit Index

Exhibit Number	Description
10.1*	Letter Agreement dated May 25, 2017 to further modify the Seventh Amendment to the Lease between The Realty Associates Fund X, L.P., a Delaware limited partnership and Ameresco, Inc.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: November 6, 2017	By:	/s/ John R. Granara, III
John R. Granara, III
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)