Form 10-K
period 2017-12-31
Ameresco, Inc.
filed 2018-03-07
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuent to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $155,530,275.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 5, 2018
Class A Common Stock, $0.0001 par value per share	27,320,918
Class B Common Stock, $0.0001 par value per share	18,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2018 annual meeting of stockholders are incorporated by reference into Part III.

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

Item 1. Business
Company Overview
Founded in 2000, Ameresco, Inc. is a leading independent provider of comprehensive energy services, including energy efficiency, infrastructure upgrades, energy security and resilience, asset sustainability and renewable energy solutions for businesses and organizations throughout North America and Europe. Ameresco’s sustainability services include capital and operational upgrades to a facility’s energy infrastructure and the development, construction, ownership and operation of renewable energy plants. Ameresco has successfully completed energy saving, environmentally responsible projects with federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers. With its corporate headquarters in Framingham, MA, Ameresco has more than 1,000 employees across more than 68 offices providing local expertise in the United States, Canada, and the United Kingdom.
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
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending upon the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date consist of solar PV installations and plants constructed adjacent to landfills, that use landfill gas (“LFG”) to generate energy. We have also designed and built, as well as own, operate and maintain, plants that utilize biogas from wastewater treatment processes. Our largest renewable energy project that we operate for a customer uses biomass as the primary source of energy. In the case of most of the plants that we own, the electricity, thermal energy or processed renewable gas fuel generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy. For information on how we finance the projects that we own and operate, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 7, “Long-Term Debt” and Note 9, “Investment Funds” to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2017, we had backlog of approximately $572.5 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we had not yet signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $1,199.0 million. As of December 31, 2016, we had backlog of approximately $534.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts, with estimated total future revenues of an additional $957.6 million. As of December 31, 2015, we had backlog of approximately $390.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $955.8 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless and until a customer contract has been signed and we treat the project as fully-contracted backlog. Recently, awarded projects typically have been taking 12 to 24 months from award to having a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Generally, the larger and more complex the project, the longer it takes to take it from award to signed contract. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract.
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
Revenues generated from backlog, which we refer to as project revenues, were $506.6 million, $454.2 million and $434.4 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
We also expect to realize recurring revenues both from long-term O&M contracts and from energy output sales for renewable energy operating assets that we own. In addition, we expect to generate revenues from the sale of photovoltaic solar energy products and systems (“integrated-PV”) and other services, such as consulting services and enterprise energy management services. Information about revenues from these other service and product offerings may be found in Note 18, “Business Segment Information” of our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Ameresco’s Lines of Business
Projects
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
O&M
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
Energy Assets
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
As of December 31, 2017, we owned and operated 73 small-scale renewable energy plants and solar PV installations. Of the owned plants, 23 are renewable LFG plants, two are wastewater biogas plants, and 48 are solar PV installations. The 73 small-scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver renewable gas fuel producing an aggregate of more than 191 megawatt equivalents.
Other
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
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. Most of the work that we perform for the federal government is performed under indefinite delivery, indefinite quantity (“IDIQ”) agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to two IDIQ agreement with the U.S. Department of Energy. The earlier IDIQ was awarded in 2008 and expires in 2019, with an aggregate maximum potential ordering amount of $5 billion. The latter IDIQ was awarded in April 2017 and has a base ordering period of 60 months (expiring in 2022) with one 18-month option period. There is no guarantee the option will be exercised. The maximum value of the latter IDIQ is $55 billion and is allocated across all 4 contract holders and is inclusive of both the base and option period. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. Payments by the federal government for energy efficiency measures are based on the services provided and products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract terms. The savings are typically determined by comparing energy use and O&M costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and O&M costs but are not caused by the energy efficiency measures.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 54 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, online campaigns, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2017, we had 116 employees in direct sales.
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
Customers
In 2017, we served customers throughout the United States, Canada and the United Kingdom (“U.K”). Historically, including for the years ended December 31, 2017, 2016 and 2015, approximately 77% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 32.0%, 27.3% and 20.2% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, our largest 20 customers accounted for approximately 54.9% of our total revenues. Other than the U.S. federal government, no one customer represented more than 10% of our revenues during this period.
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
For renewable energy plants, we compete primarily with many large independent power producers and utilities, as well as a large number of developers of renewable energy projects. In the LFG market, our principal competitors include national project developers and owners of landfills who self-develop projects using LFG from their landfills, such as Waste Management. In the solar PV market, our principal competitors are Apex Clean Energy, Borrego Solar, Dominion, Duke Energy, G&S Solar, SCE&G (a Scana company), Tesla, Southern Company and SunPower. We compete for renewable energy projects primarily on the basis of our experience, reputation and ability to identify and complete high quality and cost-effective projects.
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
Employees
As of December 31, 2017, we had a total of 1,049 employees in offices located in 35 states, the District of Columbia, four Canadian provinces and the U.K.
Seasonality
See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors and “Overview — Effects of Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of seasonality in our business.
Segments and Geographic Information
Financial information about our domestic and international operations and about our segments may be found in Note 14, “Geographic Information” and 18, “Business Segment Information” respectively, of our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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
Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2018 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	71	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	57	Executive Vice President and Director
Michael T. Bakas	49	Executive Vice President, Distributed Energy Systems
Nicole A. Bulgarino	45	Executive Vice President and General Manager, Federal Solutions
David J. Corrsin	59	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	61	Executive Vice President, Engineering and Operations
Louis P. Maltezos	51	Executive Vice President
John R. Granara, III	49	Executive Vice President, Chief Financial Officer and Treasurer
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
Michael T. Bakas: Mr. Bakas has served as our executive vice president, distributed energy systems, since November 2017. Mr. Bakas previously served as our senior vice president, renewable energy, from March 2010 to September 2017 and our vice president, renewable energy from 2000 to February 2010.
David J. Corrsin: Mr. Corrsin has served as our executive vice president, general counsel and secretary, as well as a director, since 2000.
Nicole A. Bulgarino: Ms. Bulgarino has served as our executive vice president and general manager of federal solutions since May 2017. Ms. Bulgarino previously served as our senior vice president and general manager of federal solutions from May 2015 to May 2017; vice president and general manager of federal solutions from February 2014 to May 2015; vice president, federal group operations from December 2012 to February 2014; director, implementation from May 2010 to December 2012; and senior engineer from June 2004 to May 2010.
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
The sales, design and construction process for energy efficiency and renewable energy projects recently has been taking from 18 to 54 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes related to our services. Our customers often use outside consultants and advisors, which contributes to a longer sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a favorable site for solar PV, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2017, we had backlog of approximately $572.5 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,199.0 million. As of December 31, 2016, we had fully-contracted backlog of approximately $534.1 million; and we also had awarded projects for which we had not yet have signed customer contracts with estimated total future revenues of an additional $957.6 million. As of December 31, 2015, we had fully-contracted backlog of approximately $390.4 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $955.8 million.
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
Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations.
We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. We adopted this guidance and its subsequent amendments effective as of January 1, 2018 using the modified retrospective transition approach beginning with our Quarterly Report on Form 10-Q for the first quarter of 2018. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. Specifically we expect up to a 6 month delay in the timing of revenue recognition related to solar renewable energy credits (“SRECs”) or renewable energy attributes, as well as potential changes in timing of revenue recognition on contracts with uninstalled materials if a significant delay is anticipated between purchasing and installation. See Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information regarding ASU 2014-09.
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

A substantial portion of our earnings are derived from the sale of solar renewable energy certificates (“SRECs”) and other environmental attributes, and our failure to be able to sell such attributes could materially adversely affect our business, financial condition and results of operation.

A substantial portion of our earnings (approximately 25% for fiscal 2017) are attributable to our sale of RECs and other environmental attributes generated by our energy assets. These attributes are used as compliance purposes for state-specific or U.S. federal policy.
We own and operate solar PV installations which derive a significant portion of their revenues from the sale of SRECs, which are produced as a result of generating electricity. The value of these SRECs is determined by the supply and demand of SRECs in the states in which the solar PV installations are installed. Supply is driven by the amount of installations and demand is driven by state-specific laws relating to renewable portfolio standards.

We also own and operate renewable natural gas plants that may deliver biofuels into to the nation’s natural gas pipeline grid. Such biofuel may qualify for certain environmental attribute mechanisms, such as renewable identification numbers (“RINs”) which are used for compliance purposes under the Renewable Fuel Standard (“RFS”) program. The RFS is a U.S. federal policy that requires transportation fuel to contain a minimum volume of renewable fuel. The U.S. Environmental Protection Agency (“EPA”) administers the RFS program and may periodically undertake regulatory action involving the RFS, including annual volume standards for renewable fuel.
We sometimes seek to sell forward a portion of our SRECs and other environmental attributes under contracts to fix the revenues from those attributes for financing purposes or hedge against future declines in prices of such environmental attributes. If our renewable energy facilities do not generate the amount of renewable energy attributes sold under such forward contracts or if for any reason the renewable energy we generate does not produce SRECs or other environmental attributes for a particular state, we may be required to make up the shortfall of SRECs or other environmental attributes under such forward contracts through purchases on the open market or make payments of liquidated damages.
RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources and changes in state laws or regulation relating to RECs may adversely affect the availability of RECs or other environmental attributes and the future prices for RECs or other environmental attributes, which could have an adverse effect on our business, financial condition and results of operations.

A significant decline in the fiscal health of federal, state, provincial and local governments could reduce demand for our energy efficiency and renewable energy projects.

Historically, including for the years ended December 31, 2017, 2016 and 2015, more than 77% of our revenues have been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.
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
We have a $75 million revolving senior secured credit facility that matures June 2020, subject to the quarter end ratio covenant described below. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Under the revolving credit facility we are required to maintain a maximum ratio of total funded debt to EBITDA (as defined in the agreement) of less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016 and thereafter. We are also required to maintain a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0. EBITDA for purposes of the facility excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. For example, certain deductions relating to energy efficiency have expiration dates which could significantly alter the existing tax code, including the removal of these credits prior to their scheduled expiration. The 30% investment tax credit (“ITC”) relating to the installation of solar power was extended through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021, and 10 percent in 2022 and future years. If these or other deductions and credits expire without being extended, or otherwise are reduced or eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
Our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy efficient improvements we provide under government contracts. Section 179D was extended through December 31, 2017 as part of the Bipartisan Budget Act which became law on February 9, 2018. There is no assurance that Section 179D will continue to be extended retroactively or otherwise and were the deduction not available it would significantly affect our tax rate.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2014 through 2016 are subject to audit by federal, state and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
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
We have not entered into offtake agreements for certain of our small-scale renewable energy plants.

We have not entered into long-term offtake agreements for a minor portion of our small-scale renewable energy plants, particularly LFG plants, and we are required to sell the processed LFG or electricity produced by the facility at wholesale prices, which are exposed to market fluctuations and risks. The failure to sell such processed LFG or electricity at a favorable price could have a material adverse effect on our business and operating results.

We may not be able to replace expiring offtake agreements with contracts on similar terms. If we are unable to replace an expired offtake agreement with an acceptable new contract, we may be required to remove the small-scale renewable energy plant from the site or, alternatively, we may sell the assets to the customer.
We may not be able to replace an expiring offtake agreement with a contract on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. If we are unable to replace an expiring offtake agreement with an acceptable new revenue contract, the affected site may temporarily or permanently cease operations or we may be required to sell the power produced by the facility at wholesale prices which are exposed to market fluctuations and risks. In the case of a solar photovoltaic installation that ceases operations, the offtake agreement terms generally require that we remove the assets, including fixing or reimbursing the site owner for any damages caused by the assets or the removal of such assets. Alternatively, we may agree to sell the assets to the site owner, but the terms and conditions, including price, that we would receive in any sale, and the sale price may not be sufficient to replace the revenue previously generated by the small-scale renewable energy plant.

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
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired.
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
See also Note 2, “Summary of Significant Accounting Policies” and Note 4, “Goodwill and Intangible Assets”, to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
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
In addition, the projects we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between a government agency and us or a subsidiary. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to two IDIQ agreements with the U.S. Department of Energy expiring in 2019 and in 2022, respectively. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. If we are unable to maintain or renew our IDIQ qualification under the U.S. Department of Energy program for ESPCs, or similar federal or state qualification regimes, our business could be materially harmed. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration.
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
We are subject to various privacy and consumer protection laws.
Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. We may also incur substantial expenses and costs in connection with maintaining compliance with such laws. For example, commencing in May 2018, the General Data Protection Regulation (the “GDPR”) will fully apply to the processing of personal information collected from individuals located in the European Union. The GDPR will create new compliance obligations and will significantly increase fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.
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
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions, and we have experienced such incidents in the past. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. Although past incidents have not had a material impact on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 26,000 square feet under a lease expiring on June 30, 2025. We occupy nine regional offices in Tempe, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington and North York, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 67 field offices throughout North America and the U.K. We also own 73 small-scale renewable energy plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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

	2017		2016
	High	Low	High	Low
First Quarter	$6.55	$4.85	$6.23	$4.14
Second Quarter	7.70	6.20	5.01	3.91
Third Quarter	7.80	7.55	5.34	4.35
Fourth Quarter	8.90	7.65	6.30	4.60
The closing sale price of our Class A common stock was $8.35 on March 5, 2018, and according to the records of our transfer agent, there were 14 shareholders of record of our Class A common stock on that date. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Our Class B common stock is not publicly traded and is held of record by George P. Sakellaris, our founder, principal stockholder, president and chief executive officer, as well as the Ameresco 2015 Annuity Trust and the Ameresco 2017 Annuity Trust, each of which Mr. Sakellaris is trustee and the sole beneficiary.
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
The following graph compares the cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on December 31, 2012, and in each of the indexes on December 31, 2012 and its relative performance is tracked through December 31, 2017.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on December 31, 2012 in our Class A common stock or December 31, 2012 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2017.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Ameresco, Inc.	$100.00	$98.47	$71.36	$63.71	$56.07	$87.67
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
NASDAQ Clean Edge Green Energy Index	$100.00	$196.27	$208.69	$232.98	$222.42	$295.91
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Item 5C. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended December 31, 2017 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	—	$—	—	$5,658,528
November 1, 2017 - November 30, 2017	—	—	—	5,658,528
December 1, 2017 - December 31, 2017	45,053	8.47	45,053	5,276,719
Total	45,053	$8.47	45,053	$5,276,719

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
We derived the consolidated statements of income (loss) data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income (loss) data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014, and 2013, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Income (Loss) Data:
Revenues	$717,152	$651,227	$630,832	$593,241	$574,171
Cost of revenues	572,994	516,883	513,768	476,309	470,846
Gross profit	144,158	134,344	117,064	116,932	103,325
Selling, general and administrative expenses	107,570	110,568	110,007	103,781	96,693
Operating income	36,588	23,776	7,057	13,151	6,632
Other expenses, net	7,871	7,409	6,765	6,859	3,873
Income before provision for income taxes	28,717	16,367	292	6,292	2,759
Income tax provision (benefit)	(4,791)	4,370	4,976	(4,091)	345
Net income (loss)	33,508	11,997	(4,684)	10,383	2,414
Net loss attributable to redeemable non-controlling interest	3,983	35	5,528	—	—
Net income attributable to common shareholders	$37,491	$12,032	$844	$10,383	$2,414
Net income per share attributable to common shareholders:
Basic	$0.82	$0.26	$0.02	$0.22	$0.05
Diluted	$0.82	$0.26	$0.02	$0.22	$0.05
Weighted average common shares outstanding:
Basic	45,509,000	46,409,000	46,494,000	46,162,000	45,560,000
Diluted	45,748,000	46,493,000	47,665,000	47,028,000	46,685,000

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,262	$20,607	$21,645	$23,762	$17,171
Current assets	287,078	226,061	263,698	215,795	247,009
Federal ESPC receivable(1)	248,917	158,209	125,804	79,167	44,297
Energy assets, net	356,443	319,758	244,309	217,772	210,744
Total assets	983,951	797,281	723,440	617,550	600,983
Current liabilities	202,142	190,602	179,723	142,934	133,288
Long-term debt, less current portion	173,237	140,593	100,490	85,724	97,902
Federal ESPC liabilities(1)	235,088	133,003	122,040	70,875	44,297
Total stockholders’ equity	$336,620	$294,306	$287,409	$286,306	$276,806

(1)
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party investors that provide construction and permanent financing for such contracts. Federal ESPC liabilities represent the advances received from third-party investors under agreements to finance certain energy savings performance contract projects with various federal government agencies. Upon completion and acceptance of the project by the government, typically within 24 - 36 months of construction commencement, the ESPC receivable from the Government and corresponding related ESPC liability is eliminated from our consolidated balance sheet. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, we remain the primary obligor for financing received.

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
For projects involving the construction of a small-scale renewable energy plant that we own and operate, we generally enter into long-term contracts to supply the electricity, processed LFG, heat or cooling generated by the plant to the customer, which is typically a utility, municipality, industrial facility or other large purchaser of energy. The rights to use the site for the plant and purchase of renewable fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in reference Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
In some instances, customers prefer that we retain ownership of the renewable energy plants and related energy assets that we construct for them. In these projects, we typically enter into a long-term supply agreement to furnish electricity, gas, heat or cooling to the customer’s facility. To finance the significant upfront capital costs required to develop and construct the plant, we rely either on our internal cash flow or, in some cases, third-party debt. For project financing by third-party lenders, we typically establish a separate subsidiary, usually a limited liability company, to own the energy assets and related contracts. The subsidiary contracts with us for construction and operation of the project and enters into a financing agreement directly with the lenders. Additionally, we will provide assurance to the lender that the project will achieve commercial operation. Although the financing is secured by the assets of the subsidiary and a pledge of our equity interests in the subsidiary, and is non-recourse to Ameresco, Inc., we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. The amount of such financing is included on our consolidated balance sheet.
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
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog on a percentage-of-completion basis once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
As of December 31, 2017, we had backlog of approximately $572.5 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,199.0 million. As of December 31, 2016, we had fully-contracted backlog of approximately $534.1 million in future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $957.6 million. As of December 31, 2015, we had backlog of approximately $390.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $955.8 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of December 31, 2017 and 2016, our 12-month backlog was $348.0 million and $309.6 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $165.8 million and $228.3 million as of December 31, 2017 and 2016, respectively.
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
Historically, including for the years ended December 31, 2017, 2016 and 2015, approximately 77% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities.
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
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to five years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). Amortization expense for the year ended December 31, 2016 related to customer contracts was $0.2 million. Customer contract intangible assets were fully amortized as of December 31, 2017.
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
General and administrative expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the years ended December 31, 2017 and 2016, we recorded amortization expense of $1.4 million and $2.2 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the year ended December 31, 2016, we recorded $6.2 million in restructuring charges which consisted primarily of bad debt expense in our Canada segment, and a reserve for certain amounts receivable from a customer who declared bankruptcy.

Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives, interest income and expenses, amortization of deferred financing costs, net, and foreign currency transaction gains and losses. Interest expense will vary periodically depending on the amounts drawn on our revolving senior secured credit facility and the prevailing short-term interest rates.
Provision or Benefit for Income Taxes
The provision or benefit for income taxes is based on various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expense and related disclosures. The most significant estimates with regard to these consolidated financial statements relate to estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Such estimates and assumptions are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions are made on an ongoing basis, and accordingly, the actual results may differ from these estimates under different assumptions or conditions.
The following are critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
For each arrangement we have with a customer, we typically provide a combination of one or more of the following services or products:

•	installation or construction of energy efficiency measures, facility upgrades and/or a renewable energy plant to be owned by the customer;

•	sale and delivery, under long-term agreements, of electricity, gas, heat, chilled water or other output of a renewable energy or central plant that we own and operate;

•	O&M services provided under long-term O&M agreements;

•	sale and delivery of PV equipment and other renewable energy products for which we are a distributor, whether under our own brand name or for others; and

•	enterprise energy management and consulting services.
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
For information regarding our adoption of ASC 606, Revenue Recognition, see “Note 2 - Summary of Significant Accounting Policies” included in our Notes to the Consolidated Financial Statements.
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
Energy Assets
We capitalize interest costs relating to construction financing during the period of construction. The interest capitalized is included in the total cost of the project at completion. The amount of interest capitalized for the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $1.3 million and $0.9 million, respectively.
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
Impairment of Goodwill and Intangible Assets
We have classified as goodwill the amounts paid in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. We have recorded intangible assets related to customer contracts, customer relationships, non-compete agreements, trade names and technology, each with defined useful lives. We assess the impairment of goodwill and intangible assets that have indefinite lives on an annual basis (December 31st) and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. We regularly monitor current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and projections of future results. We estimate the reporting units fair value and compares it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted-average cost of capital.

Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fifteen years from their respective acquisition dates. We evaluate the intangible assets for impairment consistent with, and part of, their long-lived assets evaluation, as discussed in Energy Assets above.

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

•
In June 2017, we entered into a ten-year interest rate swap contract under which we agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14.1 million variable rate note at a fixed interest rate of 2.3%, with an effective date of June 27, 2017, and expires in December 2027. This interest rate swap has been designated as a hedge since inception. As of December 31, 2017 this hedge was operating ineffectively, which resulted in recognizing an immaterial amount of fair value loss in the consolidated statements of income (loss).

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

The interest rate swaps that we entered into during 2011, 2012, 2015 and 2017 qualify, and were designated at inception, as cash flow hedges.
We recognize the fair value of derivative instruments designated as hedges in our consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss) if the hedges operate effectively.
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
We have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2017, 2016 and 2015, respectively.
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We recorded a tax benefit for the impact of the 2017 Tax Act of approximately $13.9 million in our consolidated financial statements as of December 31, 2017. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, after taking into account the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries.
The Tax Legislation provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017.  Our initial estimate shows a deficit in foreign E&P and significant foreign taxes paid, which may be creditable against any tax resulting from the deemed mandatory repatriation. We will continue to refine our calculations of foreign E&P during the measurement period, however we do not expect the deemed mandatory repatriation to result in material tax assessment.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2017, we have substantially completed our accounting for the tax effects of the 2017 Tax Act.  If revisions are needed as new information becomes available, the final determination of the deemed re-measurement of our deferred assets and liabilities, the deemed mandatory repatriation or other applicable provisions of The Legislation will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods. For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of approximately $1.3 million, $1.5 million, and $1.8 million, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options.
Stock Option Grants
We have granted stock options to certain employees and directors under our 2010 stock incentive plan and at December 31, 2017, 7,100,394 shares were available for grant under that plan. We have also granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan.

Stock options issued under our 2000 stock incentive plan generally expire if not exercised within ten years after the grant date. Under the terms of our 2010 stock incentive plan, all options expire if not exercised within ten years after the grant date. During 2011, we began awarding options which typically vest over a five year period on an annual ratable basis. If the employee ceases to be employed for any reason before vested options have been exercised, the employee generally has three months to exercise vested options or they are forfeited. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period.

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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.96%-2.36%	1.16%-1.77%	1.53%-2.01%
Expected volatility	46%	46%-49%	44%-49%
Expected life	6.5 years	6.5-10 years	5.0-6.5 years
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
As of December 31, 2017, we had $2.8 million of total unrecognized stock-based compensation expense related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 2.3 years after December 31, 2017. The allocation of this expense between cost of revenues and selling, general and administrative expenses will depend on the salaries and work assignments of the personnel holding these options.
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which will change the way we recognize revenue and costs related to customer contract and significantly expand the disclosure requirements for revenue arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2017. The standard allows for two transition methods - retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption (modified retrospective method).
We adopted the requirements of the new standard, including additional accounting standard updates issued during 2016 which provide clarification and expanded guidance on ASU 2014-09 topics, on January 1, 2018 using the modified retrospective method, whereby ASC 606 would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in connection with the new standard and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. Accordingly, we have elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. As ASC 606 supersedes substantially all existing revenue guidance affecting the Company under current GAAP, it will impact revenue and cost recognition across all of the Company’s business segments, as well as its business processes and information technology systems.

We commenced our evaluation of the impact of ASC 606 in mid-2016, by evaluating its impact on existing contracts for each of our lines of business at each of our business segments. With this baseline understanding, we developed a project plan to evaluate numerous contracts across our business segments, develop processes and tools to dual report financial results under both current GAAP and ASC 606 and assess the internal control structure in order to adopt ASC 606 on January 1, 2018. We have substantially completed our evaluation and implementation of system updates and changes to internal controls over financial reporting to allow us to timely compile the information needed to account for transactions under this new guidance and to adjust our consolidated financial statements. We have periodically briefed our Audit Committee on our progress made towards adoption.

During the fourth quarter of 2017 we finalized our assessments over the impact that these new standards will have on our consolidated results of operations, financial position and disclosures. In adopting the previously mentioned ASUs, we expect the following significant changes in accounting principles:

(i)
Timing of revenue recognition for uninstalled materials - We currently recognize the majority of our revenue from the installation or construction of projects using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our measure of progress, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress, unless the materials or equipment are delivered and expected to be installed by the Company in 90 days or less.

(ii)
Deferral of incremental direct costs to obtaining a contract with a customer - We currently record certain incremental compensation (i.e., sales commissions) payable to our sales force as an expense when earned which is included in the measure of progress towards completion. Under ASC 606, we will continue to capitalize these costs and subsequently amortize the capitalized costs over a period of time that is consistent with the transfer of the related good or service to the customer. Capitalized costs, net of accumulated amortization, will be included in “Prepaid expenses and other current assets” and “Other assets”on our consolidated balance sheets. If the incremental cost incurred exceeds payments made, the accrued cost will be included in “Accrued expenses and other liabilities”.

(iii)
Timing of revenue recognition from renewable energy incentives - Under current accounting policies, we recognize revenue for SRECs and other renewable energy incentives when generated if we have a signed contract to sell those SRECs or renewable energy incentives to a third party (thus making the sale price fixed and determinable). Under ASC 606, we will recognize SREC and other renewable energy incentive revenues when the rights are transferred to a third party, which can be up to six months after generation.

Revenue of approximately $9.1 million, that is reflected in the consolidated statement of income (loss) in 2017, will be recorded as a reduction in equity as an adjustment under the modified retrospective method. Additionally costs of approximately $2.7 million, that are reflected in the consolidate statement of income (loss) in 2017, will be recorded as an increase in equity in connection with the modified retrospective adjustment. In connection with the change in accounting treatment we estimate that we will record a net deferred tax asset of approximately $1.7 million. This is the result of timing differences in the recognition of revenue items and their associated costs for financial statement purposes versus the Tax Code. The cumulative impact of adopting the new accounting standard will result in a decrease in stockholders’ equity, net of tax, of approximately $4.7 million.
Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if we were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. We elected to adopt the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2017, because it significantly simplifies the evaluation of goodwill for impairment. See Note 3 to the consolidated financial statements for further details.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact ASU 2017-12 will have on our consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting the new standard on its consolidated financial statements.
Stock Based Compensation Expense
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This new guidance amends the scope of modification accounting for share-based payment awards. ASU 2017-09 provide guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2017-09, but does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting. The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the consolidated statement of income (loss) and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. We adopted this guidance in the first quarter of fiscal 2017, and as a result of this adoption recorded a $4.0 million deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. We have not changed our accounting policy in regards to forfeitures as a result of the adoption of this guidance. Our adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
Consolidated Statements of Cash Flow
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

Results of Operations
The following table sets forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$717,152	100.0%	$651,227	100.0%	$630,832	100.0%
Cost of revenues	572,994	79.9%	516,883	79.4%	513,768	81.4%
Gross profit	144,158	20.1%	134,344	20.6%	117,064	18.6%
Selling, general and administrative expenses	107,570	15.0%	110,568	17.0%	110,007	17.4%
Operating income	36,588	5.1%	23,776	3.7%	7,057	1.1%
Other expenses, net	7,871	1.1%	7,409	1.1%	6,765	1.1%
Income before provision (benefit) for income taxes	28,717	4.0%	16,367	2.5%	292	—%
Income tax (benefit) provision	(4,791)	(0.7)%	4,370	0.7%	4,976	0.8%
Net income (loss)	$33,508	4.7%	$11,997	1.8%	$(4,684)	(0.7)%
Net loss attributable to redeemable non-controlling interest	$3,983	0.6%	$35	—%	$5,528	0.9%
Net income attributable to common shareholders	$37,491	5.2%	$12,032	1.8%	$844	0.1%

Revenues
The following table sets forth a comparison of our revenues for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$717,152	$651,227	$65,925	10.1%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$651,227	$630,832	$20,395	3.2%
Total revenues increased by $65.9 million, or 10.1%, from 2016 to 2017 primarily due to a $51.1 million increase in revenues from our U.S. Federal segment, a $4.8 million increase in revenues from our Non-solar Distributed Generation (“DG”) segment, a $13.4 million increase in revenues from our U.S. Regions segment and a $3.2 million from All Other. These increases were partially offset by a $6.6 million decrease in revenues from our Canada segment.
Total revenues increased by $20.4 million, or 3.2%, from 2015 to 2016 primarily due to a $50.4 million increase in revenues from our U.S. Federal segment, a $12.8 million increase in revenues from our Non-solar DG segment and a $1.2 million increase in revenues from our Canada segment. These increases were partially offset by a $29.3 million decrease in revenues from our U.S. Regions segment and a $14.7 million decrease in revenues from All Other.
Cost of Revenues and Gross Margin
The following table sets forth a comparison of our cost of revenues and gross profit for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$572,994	$516,883	$56,111	10.9%
Gross margin %	20.1%	20.6%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Cost of revenues	$516,883	$513,768	$3,115	0.6%
Gross margin %	20.6%	18.6%
Cost of revenues. Total cost of revenues increased $56.1 million, or 10.9%, from 2016 to 2017 due primarily to an increase in revenues from our U.S. Federal segment. Total cost of revenues increased by $3.1 million, or 0.6%, from 2015 to 2016 due primarily to the increase in revenues described above, partially offset by cost budget revisions and a reserve for potential future losses totaling $6.6 million on the significant project in our Canada segment recorded during 2015.
Gross margin. Gross margin decreased from 20.6% in 2016 to 20.1% in 2017. The decrease was due primarily to a mix of lower margin projects in our U.S. Regions segment. Gross margin increased from 18.6% in 2015 to 20.6% in 2016. The increase was due primarily to cost budget revisions on a significant project in our Canada segment during 2015, which resulted in a reduction in project to date revenues recognized and a reserve for potential future losses on the project recorded during 2015.

Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$107,570	$110,568	$(2,998)	(2.7)%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Selling, general and administrative expenses	$110,568	$110,007	$561	0.5%
Selling, general and administrative expenses decreased $3.0 million or 2.7% to $107.6 million from 2016 to 2017 primarily due to $2.1 million in restructuring charges incurred during 2016, which included $1.9 million in bad debt expense in our Canada segment related to our restructuring efforts, and $2.9 million in write-downs, primarily in accounts receivable related to a customer that declared bankruptcy during 2016, offset by higher project development costs incurred during 2017.
Selling, general and administrative expenses were relatively flat at $110.6 million and $110.0 million in 2016 and 2015, respectively, with higher recurring expenses in 2016 offset by restructuring charges of $6.6 million in 2015.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net, increased from 2016 to 2017 by $0.5 million primarily due to an increase in interest expense offset by favorable foreign exchange rate fluctuations realized in 2017. Other expenses, net, increased from 2015 to 2016 by $0.6 million primarily due to an increase in interest expense and a decrease in interest income partially offset by favorable foreign exchange rate fluctuations realized in 2016.
Income Before Taxes
Income before taxes increased from 2016 to 2017 by $12.4 million, or 75.5% and increased from 2015 to 2016 by $16.1 million, or 5,505.1%, primarily due to the reasons described above.
Provision for Income Taxes
The provision (benefit) for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. During 2017, we recognized an income tax benefit of $4.8 million, equivalent to an effective tax rate of (16.7)%. The effective tax rate decreased significantly primarily due to the change in the U.S. tax law. Specifically, on December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (defined as the “Tax Act” above), which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).
Due to the complexities involved in accounting for the recently enacted 2017 Tax Act, the U.S. Securities and Exchange Commission’s SAB 118 requires that we include in our consolidated financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. We are continuing to assess the impact from the Tax Act and will record adjustments in 2018 if deemed necessary.
We recorded a deferred U.S. income tax benefit in 2017 of approximately $13.9 million, relating to the revaluation of deferred tax assets and liabilities resulting from the reduced federal tax rate in the recently enacted 2017 Tax Act. We also had a $6.3 million tax benefit resulting from investment tax credits associated with new renewable energy plants we placed in service in 2017. The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year.
During 2016, we recognized an income tax provision of $4.4 million, or 26.7% of pretax income. The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2016 relate to the effects of the tax deduction under Internal Revenue Code Section 179D and production tax credits to which we are entitled from plants we own.

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
Net Income (Loss)
Net income increased $21.5 million to a net income of $33.5 million for the twelve months ended December 31, 2017 compared to a net income of $12.0 million for the same period of 2016 for the reasons discussed above. Basic and diluted loss per share for the twelve months ended December 31, 2017 were $0.82 per share, an increase of $0.56 per share, compared to the same period of 2016.
Net income increased $16.7 million to a net income of $12.0 million for the twelve months ended December 31, 2016 compared to a net loss of $4.7 million for the same period of 2015 for the reasons discussed above. Basic and diluted loss per share for the twelve months ended December 31, 2016 were $0.26 per share, an increase of $0.24 per share, compared to the same period of 2015.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2017 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation “DG”. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer owned small-scale plants. The Company’s U.S. Regions segment also now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$290,196	$276,766	$13,430	4.9%
Income before taxes	$13,865	$19,802	$(5,937)	(30.0)%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$276,766	$306,086	$(29,320)	(9.6)%
Income before taxes	$19,802	$25,856	$(6,054)	(23.4)%
Revenues for the U.S. Regions segment increased by $13.4 million, or 4.9%, to $290.2 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to an increase in project revenues attributed to an increase in the average project size of projects versus the prior year. Project revenues for the year ending December 31, 2017 were negatively impacted by unanticipated delays caused by Hurricane Harvey. These delays resulted in a shortfall in expected revenue of $12.5 million.

Revenues for the U.S. Regions segment decreased by $29.3 million, or 9.6%, to $276.8 million for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to a decrease in the number of projects.
Income before taxes for the U.S. Regions segment decreased by $5.9 million, or 30.0%, for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to a decrease in gross profit attributed to the mix of lower margin projects. Results for the year ending December 31, 2017 were negatively impacted by unanticipated delays caused by Hurricane Harvey. These delays resulted in a shortfall in expected earnings of $5.5 million.
Income before taxes for the U.S. Regions segment decreased by $6.1 million, or 23.4%, for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to the decrease in revenues described above, which resulted in decreased operating leverage.
U.S. Federal

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$229,146	$178,005	$51,141	28.7%
Income before taxes	$29,261	$22,246	$7,015	31.5%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$178,005	$127,620	$50,385	39.5%
Income before taxes	$22,246	$16,676	$5,570	33.4%
Revenues for the U.S. Federal segment increased by $51.1 million, or 28.7%, to $229.1 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to an increase in project revenues related to the increase in average project size of projects versus the prior year. This increase is primarily attributed to larger comprehensive projects which integrate multiple technologies.
Revenues for the U.S. Federal segment increased from 2015 to 2016 by $50.4 million, or 39.5%, to $178.0 million primarily due to an increase in the contract value of projects and the timing of revenue recognized as a result of the phase of projects.
Income before taxes for the U.S. Federal segment increased by $7.0 million, or 31.5%, to $29.3 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to the increase in revenues described above partially offset by higher project development costs during 2017.
Income before taxes for the U.S. Federal segment increased from 2015 to 2016 by $5.6 million, or 33.4%, to $22.2 million. The increase was primarily due to the increase in revenues described above partially offset by a budget revision on a large project in the second quarter of 2016.
Canada

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$43,803	$50,448	$(6,645)	(13.2)%
Income before taxes	$1,751	$(2,330)	$4,081	175.2%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$50,448	$49,235	$1,213	2.5%
Loss before taxes	$(2,330)	$(15,449)	$13,119	84.9%
Revenues for the Canada segment decreased $6.6 million, or 13.2%, to $43.8 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to a decrease in project revenues related to a significant low margin project which was completed during the third quarter of 2017.

Revenues for the Canada segment increased from 2015 to 2016 by $1.2 million, or 2.5%, to $50.4 million, primarily due to cost budget revisions, during the first quarter of 2015, on a significant project which resulted in a reduction in project to date revenues recognized in 2015, as well as an increase in the size of active projects in 2016.
Income before taxes for the Canada segment increased $4.1 million, or 175.2%, to income of $1.8 million for the twelve months ended December 31, 2017 compared to a loss of $2.3 million for the same period of 2016 primarily due to the decrease in project revenues related to the significant low margin project described above, $1.9 million of bad debt expense related to our previously disclosed restructuring efforts in Canada recorded during 2016, and favorable foreign currency exchange rate fluctuations realized during 2017.
Loss before taxes for the Canada segment decreased from 2015 to 2016 by $13.1 million, or 84.9%, to a loss of $2.3 million primarily due to a reserve in 2015 for potential future losses on the significant project described above as well as improved gross margin on active projects in 2016, partially offset by $1.9 million of bad debt expense recorded during the second quarter of 2016.
Non-Solar DG

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$79,220	$74,395	$4,825	6.5%
Income before taxes	$8,115	$9,301	$(1,186)	(12.8)%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$74,395	$61,626	$12,769	20.7%
Income before taxes	$9,301	$7,609	$1,692	22.2%
Revenues for the Non-solar DG segment increased $4.8 million, or 6.5%, to $79.2 million for the twelve months ended December 31, 2017 primarily due to an increase in project revenues from the development of small-scale plants we are constructing for customers and energy and incentive revenue from renewable gas assets the Company owns.
Revenues for the Non-solar DG segment increased from 2015 to 2016 by $12.8 million, or 20.7%, to $74.4 million primarily due to project revenues for the active development of small-scale plants we are constructing for customers during 2016, as compared to 2015 where no similar projects were in development.
Income before taxes for the Non-solar DG segment was relatively flat at $8.1 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to the increase in revenues described above offset by increased interest expense attributed to an increase in project financing activity in 2017 for assets placed in service.
Income before taxes for the Non-solar DG segment increased by $1.7 million, or 22.2%, to $9.3 million     for the twelve months ended December 31, 2016 compared to the same period of 2015 primarily due to the increase in revenues described above.
All Other

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$74,787	$71,613	$3,174	4.4%
Income (loss) before taxes	$2,920	$(427)	$3,347	783.8%
Unallocated corporate activity	$(27,195)	$(32,225)	$5,030	15.6%

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
Revenues	$71,613	$86,265	$(14,652)	(17.0)%
Loss before taxes	$(427)	$(8,323)	$7,896	94.9%
Unallocated corporate activity	$(32,225)	$(26,077)	$(6,148)	(23.6)%

Revenues from all other segments increased $3.2 million, or 4.4%, to $74.8 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to an increase in integrated-PV revenues attributed to sales to customers for oilfield microgrid applications, which rebounded in 2017, partially offset by a decrease in revenues from business assets sold during the first quarter of 2017.
Revenues from all other segments decreased from 2015 to 2016 by $14.7 million, or 17.0%, to $71.6 million primarily due to our anticipated decrease in integrated-PV sales as a result of a weakening of sales to customers for oilfield microgrid applications.
Income (loss) before taxes from all other segments increased $3.3 million to income of $2.9 million for the twelve months ended December 31, 2017 compared to a loss of $0.4 million for the same period of 2016 primarily due to to increased integrated-PV revenues as described above as well as improved profitability following the sale of business assets described above.
Loss before taxes from all other segments improved from 2015 to 2016 by $7.9 million from a loss of $8.3 million to a loss of $0.4 million primarily due to the positive impact of our 2015 restructuring efforts, including cost savings realized in our software group from a lower headcount.
Corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Corporate activity decreased by $5.0 million, or 15.6%, to $27.2 million primarily due to $3.2 million in reserves for certain amounts receivable from a customer who declared bankruptcy during 2016.
Corporate activity increased from 2015 to 2016 by $6.1 million, or 23.6%, to $32.2 million primarily due to $3.2 million in reserves for certain amounts receivable from a customer who declared bankruptcy.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt.
The changes in cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Cash flows used in operating activities	$(136,559)	$(58,073)	$(49,538)
Cash flows used in investing activities	(88,042)	(79,616)	(51,829)
Cash flows provided by financing activities	228,088	137,301	100,705
Effect of exchange rate changes on cash	168	(650)	(1,455)
Net increase (decrease) in cash and cash equivalents	$3,655	$(1,038)	$(2,117)
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to the credit markets, will be sufficient to fund our operations through at least March 6, 2019 and thereafter.
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements, $165.0 million, as of year ended December 31, 2017, are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows $(157.5) million as of the year ending December 31, 2017. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash settlement. See

Note 2, “Summary of Significant Accounting Policies”, to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
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
Capital expenditures. Our total capital expenditures were $88.4 million, $76.0 million, and $52.7 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Additionally, we invested $2.4 million in acquisitions of renewable energy plants, net of debt assumed, for the twelve months ended December 31, 2017, and $3.6 million in acquisitions for the twelve months ended December 31, 2016. We currently plan to invest approximately $60.0 million to $85.0 million in capital expenditures in 2018, principally for the development or acquisition of new renewable energy plants.
Cash flows from operating activities. Operating activities used $136.6 million of net cash during 2017. In 2017, we had net income of $33.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $22.2 million. Net increases in restricted cash, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, project development costs, and other assets and decreases in billings in excess of cost and estimated earnings, other liabilities and income taxes payable used $61.5 million. These uses of cash were partially offset by a decrease in accounts receivable including retainage, inventory, and increase in accounts payable and accrued expenses which provided $26.8 million. Federal ESPC receivables used $157.5 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $58.1 million of net cash during 2016. In 2016, we had a net income of $12.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $35.8 million. Net increases in restricted cash, prepaid expenses and other current assets, accounts receivable including retainage and other assets and decreases in accounts payable and accrued expenses and other current liabilities and other liabilities used $20.5 million. These uses of cash were partially offset by a decrease in inventory, costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings and project development costs and increases in income taxes payable which provided $31.5 million. Federal ESPC receivables used $116.8 million.
Operating activities provided $49.5 million of net cash during 2015. In 2015, we had a net loss of $4.7 million, which is net of non-cash compensation, depreciation, amortization, gains on sales of assets, deferred income taxes and other non-cash items totaling $37.2 million. Increases in restricted cash and increases in accounts payable and accrued expenses and other current liabilities and incomes taxes payable provided $30.6 million. However, net increases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings, prepaid expenses and other current assets, project development costs and other assets and decreases in other liabilities used $39.3 million. Federal ESPC receivables used $73.2 million.
Cash flows from investing activities. Cash used for investing activities totaled $88.0 million during 2017 and consisted of capital investments of $88.0 million related to the development and acquisition of renewable energy plants and $2.9 million related to purchases of other property and equipment. Offsetting these amounts was $2.8 million in proceeds from the sale of assets from a business.
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
Cash flows from financing activities. Net cash provided by financing activities totaled $228.1 million during 2017 and included repayments of $54.2 million on long-term debt, payments of $2.9 million relating to financing fees, $3.4 million for the repurchase of stock and placed $2.1 million into restricted cash accounts. These uses of financing cash were offset by proceeds from long-term debt financing of $48.5 million, proceeds from sale-leaseback financings of $51.2 million, proceeds from redeemable non-controlling interest of $7.5 million, proceeds from our senior secured credit facility of $12.5 million, and exercises of options which provided $2.0 million. Proceeds from Federal ESPC projects and energy assets provided $169.0 million in cash.
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
We currently plan additional financings of $100.0 million to $110.0 million in 2018.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extends our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit and term loan facility mature on June 30, 2020, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, we entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio. In November 2016, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20.0 million to an aggregate of $30.0 million and extended the maturity date of the term loan from June 30, 2018 to June 30, 2020. In June 2017, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount available to be drawn on the revolving credit facility from $60.0 million to $75.0 million. This amendment also amended the requirement of the total funded debt to EBITDA ratio as described below.
The credit facility consists of a $75.0 million revolving credit facility and a $30.0 million term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2017 and 2016, $22.5 million and $28.5 million, was outstanding under the term loan, respectively. At December 31, 2017 and 2016, $27.6 million and $15.0 million was outstanding under the revolving credit facility, respectively. At December 31, 2017 funds of $38.9 million was available for the revolving credit facility.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2017, the interest rate for borrowings under the revolving credit facility was 5.00% and the weighted average interest rate for borrowings under the term loan was 3.45%.
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
Under the credit facility, we may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, under the credit facility, we and our core subsidiaries must maintain the following financial covenants:

•	a ratio of total funded debt to EBITDA of less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016 and thereafter; and
•	a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
As of December 31, 2017, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are owned by wholly owned, single member special purpose subsidiaries. These construction and term loans are structured as project financings made directly to a subsidiary, and upon acceptance of a project, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of December 31, 2017, we had outstanding $117.8 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2034. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 3.4% to 7.3%. As of December 31, 2016, we had outstanding $108.0 million in aggregate principal amount under these loans, bearing interest at rates ranging from 4.7% to 13.0% and maturing at various dates from 2017 to 2031. As of December 31, 2015, we had outstanding $87.5 million in aggregate principal amount under these loans, bearing interest at rates ranging from 4.7% to 7.3% and maturing at various dates from 2017 to 2028.
In September 2015, we entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20.7 million construction-to-term loan credit facility and bears interest at a variable rate. On March 30, 2016, the construction loan was converted to a term loan. At December 31, 2017, $18.3 million was outstanding under the term loan. The variable rate for this loan at December 31, 2017 was 4.2%.
In August 2016, we entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $4.8 million and bears interest at a fixed rate of 5.0%. At December 31, 2017, $4.6 million was outstanding under the term loan.
In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35.0 million construction facility that bears interest at a variable rate. The facility matures on June 30, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2017, $1.7 million was outstanding under the construction loan. The variable rate for this loan at December 31, 2017 was 6.75%. We have classified this debt as non-current as of December 31, 2017, due to our intention to refinance the variable rate construction loan to sale-leasebacks prior to the maturity date.

In November 2016, we entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provides for a $9.5 million construction facility. The facility matures on March 1, 2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. The construction loan was paid in full during the year ended December 31, 2017, thus at December 31, 2017, no amount was outstanding under the construction loan.
In December 2016, we acquired a solar PV project currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provided for a $10.7 million construction facility and bore interest at a fixed rate of 13.0%. The facility matured on May 30, 2017, and all remaining unpaid amounts outstanding under the facility were paid at that time. We had previously classified this debt as non-current due to our intention to refinance the construction loan to a term loan prior to the maturity date. We did refinance the construction loan to a term loan during the year ended December 31, 2017. This construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occured. If exercised, the subjective acceleration clause provides for a 60-day notice period to repay the construction loan balance. The bank did not exercise the subjective acceleration clause during the term of the loan agreement.
In January 2017, we acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The construction loans agreements provided for construction facilities of $3.8 million and $4.0 million and both facilities bore interest at a fixed rate of 13.0%. These facilities matured on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility were paid at those times. We had classified both construction loans as non-current due to the our intention to refinance the construction loans to term loans prior to the maturity dates. We did refinance the construction loans to a term loan during the year ended December 31, 2017. Each construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occurred. If exercised, the subjective acceleration clause provided for a 60-day notice period to repay the respective construction loan balance. The bank did not exercise the subjective acceleration clauses during the term of the loan agreement.
In March 2017, we entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4.3 million construction-to-term-loan credit facility and bears interest at a fixed rate of 5.5% during the construction phase and 5.0% during the term loan phase, with interest payments due monthly. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24, 2028, and all remaining unpaid amounts outstanding under the agreement will be due at that time. At December 31, 2017, $4.3 million was outstanding under the construction loan.
In April 2017, we entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain Biogas Facility project in development. The construction-to-term loan agreement provides for a $24.8 million facility and bears interest at a fixed rate of 4.5% during both the construction and term loan phases, with interest payments due monthly. The construction loan converts to a term loan upon completion of the Biogas Facility and matures ten years after the conversion date, with all remaining unpaid amounts outstanding under the agreement due at that time. At December 31, 2017, $13.3 million was outstanding under the construction loan.
In April 2017, we entered into a credit and guaranty agreement with a bank for use in providing limited recourse financing for certain of our solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $3.2 million and bears interest at a fixed rate of 5.6% with interest payments due in quarterly installments. The term loan matures on February 28, 2034, and all remaining unpaid amounts outstanding under the credit and guaranty agreement will be due at that time. At December 31, 2017, $3.2 million was outstanding under the term loan.
In June 2017, we entered into a loan agreement for use in providing non-recourse financing for certain of our solar PV projects currently in operation. The loan agreement provides for a $14 million term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on December 15, 2027, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2017, $14.1 million was outstanding under the term loan. The variable rate for this loan at December 31, 2017 was 4.04%.
One loan, with an outstanding balance as of December 31, 2017 of $2.2 million, does require Ameresco, Inc. to provide assurance to the lender of the project performance. A second loan, entered into during 2012, with an outstanding balance at December 31, 2017 of $32.7 million, requires Ameresco, Inc. to provide assurance to the lender of reimbursement upon any recapture of certain renewable energy government cash grants upon the occurrence of events that cause the recapture of such grants.

These construction and term loan agreements require us to comply with a variety of financial and operational covenants. As of December 31, 2017, we were in compliance with all of these financial and operational covenants. In addition, we do not consider it likely that we will fail to comply with these covenants during the term of these agreements.
Federal ESPC liabilities. We have arrangements with certain lenders to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $235.1 million and $133.0 million in principal amounts at December 31, 2017 and 2016, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the debt remains on our consolidated balance sheet until the completed project is accepted by the customer.
Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects. In September 2016, we amended our agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100.0 million through June 30, 2017 on certain projects. In May 2017, we amended our agreement with the investor to extend the end date of the agreement to June 30, 2018. As of December 31, 2017, $23.3 million remained available under the lending commitment all though this amount is not expected to be used. During the year ended December 31, 2017, we sold twelve solar PV projects and in return received $47.2 million as part of this arrangement. Additionally, we had a second sale-lease back project which sold for $2.0 million. During the year ended December 31, 2016, we sold six solar PV projects and in return received $17.0 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2017 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$27,580	$—	$27,580	$—	$—
Term Loan	22,500	6,000	16,500	—	—
Project Financing:
Construction and term loans	117,771	12,074	54,402	27,862	23,433
Federal ESPC liabilities(1)	235,088	—	235,088	—	—
Interest obligations(2)	71,973	10,749	17,568	13,307	30,349
Capital lease liabilities	35,013	4,300	13,623	4,009	13,081
Operating leases	26,886	5,549	8,540	5,630	7,166
Total	$536,811	$38,672	$373,301	$50,808	$74,029

(1)
Federal ESPC arrangements relate to the installation and construction of projects for certain customers, typically federal governmental entities, where we assign to third-party lenders our right to customer receivables. We are relieved of the liability, without making a payment, when the project is completed and accepted by the customer. We typically expect to be relieved of the liability between one and three years from the date of project construction commencement. The table does not include, for our Federal ESPC liability arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the lender and the amount received by us from the lender for such sale.

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2017 remains constant for the term of the facility. Excludes interest on construction loans payable and lines of credit due to no stated payment terms.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheet. The Company from time to time issues letters of credit and performance bonds, with their third-party lenders, to provide collateral.
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
Interest Rate Risk
We had cash and cash equivalents totaling $24.3 million as of December 31, 2017 and $20.6 million as of December 31, 2016. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and British pound sterling (“GBP”). Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive loss. For the year ended December 31, 2017, due to the strengthening of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million which we recorded as a increase in accumulated other comprehensive income. For the year ended December 31, 2016, due to the strengthening of the U.S. dollar versus the GBP, our foreign currency translation resulted in a loss of $1.9 million, which we recorded as a decrease in accumulated other comprehensive loss.
As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries, but have elected to invest in new business opportunities there. See Note 8, “Income Taxes” to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24,262	$20,607
Restricted cash	15,751	12,299
Accounts receivable, net	85,121	85,354
Accounts receivable retainage, net	17,484	17,465
Costs and estimated earnings in excess of billings	104,852	56,914
Inventory, net	8,139	12,104
Prepaid expenses and other current assets	14,037	11,732
Income tax receivable	6,053	406
Project development costs	11,379	9,180
Total current assets	287,078	226,061
Federal ESPC receivable	248,917	158,209
Property and equipment, net	5,303	5,018
Energy assets, net	356,443	319,758
Goodwill	56,135	57,976
Intangible assets, net	2,440	3,931
Other assets	27,635	26,328
Total assets	$983,951	$797,281

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$22,375	$19,292
Accounts payable	135,881	126,583
Accrued expenses and other current liabilities	23,260	22,763
Billings in excess of cost and estimated earnings	19,871	21,189
Income taxes payable	755	775
Total current liabilities	202,142	190,602
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	173,237	140,593
Federal ESPC liabilities	235,088	133,003
Deferred income taxes, net	584	9,037
Deferred grant income	7,188	7,739
Other liabilities	18,754	15,154
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	10,338	6,847
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	December 31,
	2017	2016
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,406,315 shares issued and 27,533,049 shares outstanding at December 31, 2017, 29,005,284 shares issued and 27,706,866 shares outstanding at December 31, 2016	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2017 and 2016	2	2
Additional paid-in capital	116,196	112,926
Retained earnings	235,844	194,353
Accumulated other comprehensive loss, net	(5,626)	(6,591)
Less - treasury stock, at cost, 1,873,266 shares at December 31, 2017, and 1,298,418 shares at December 31, 2016	(9,799)	(6,387)
Total stockholders’ equity	336,620	294,306
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$983,951	$797,281
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues	$717,152	$651,227	$630,832
Cost of revenues	572,994	516,883	513,768
Gross profit	144,158	134,344	117,064
Selling, general and administrative expenses	107,570	110,568	110,007
Operating income	36,588	23,776	7,057
Other expenses, net (Note 15)	7,871	7,409	6,765
Income before (benefit) provision for income taxes	28,717	16,367	292
Income tax (benefit) provision	(4,791)	4,370	4,976
Net income (loss)	33,508	11,997	(4,684)
Net loss attributable to redeemable non-controlling interest	3,983	35	5,528
Net income attributable to common shareholders	$37,491	$12,032	$844
Net income per share attributable to common shareholders:
Basic	$0.82	$0.26	$0.02
Diluted	$0.82	$0.26	$0.02
Weighted average common shares outstanding:
Basic	45,509	46,409	46,494
Diluted	45,748	46,493	47,665
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$33,508	$11,997	$(4,684)
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $(35), $(52) and $390, respectively	310	506	(230)
Foreign currency translation adjustment	655	(1,869)	(2,378)
Total other comprehensive income (loss)	965	(1,363)	(2,608)
Comprehensive income (loss)	34,473	10,634	(7,292)
Comprehensive loss attributable to redeemable non-controlling interest	3,983	35	5,528
Comprehensive income (loss) attributable to common shareholders	$38,456	$10,669	$(1,764)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

										Accumulated
	Redeemable					Additional				Other	Non-
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Equity
Balance, December 31, 2014	$—	28,351,792	$3	18,000,000	$2	$107,445	$181,477	—	$—	$(2,620)	$(1)	$286,306
Exercise of stock options, net	—	332,600	—	—	—	1,153	—	—	—	—	—	1,153
Stock-based compensation expense, including excess tax benefits of $(50)	—	—	—	—	—	1,830	—	—	—	—	—	1,830
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,378)	—	(2,378)
Non-controlling interest	—	—	—	—	—	(117)	—	—	—	—	1	(116)
Contributions from redeemable non-controlling interests	6,018	—				—	—	—	—			—
Net (loss) income	(5,528)	—	—	—	—	—	844	—	—	—	—	844
Balance, December 31, 2015	490	28,684,392	3	18,000,000	2	110,311	182,321	—	—	(5,228)	—	287,409
Exercise of stock options, net	—	320,892	—	—	—	1,054	—	—	—	—	—	1,054
Stock-based compensation expense, including excess tax benefits of $99	—	—	—	—	—	1,561	—	—	—	—	—	1,561
Open market purchase of common shares	—	(1,298,418)	—	—	—	—	—	1,298,418	(6,387)	—	—	(6,387)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	—	506	—	506
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,869)	—	(1,869)
Contributions from redeemable non-controlling interests	6,392	—	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(35)	—	—	—	—	—	12,032	—	—	—	—	12,032
Balance, December 31, 2016	6,847	27,706,866	3	18,000,000	2	112,926	194,353	1,298,418	(6,387)	(6,591)	—	294,306
Cumulative impact from the adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	4,000	—	—	—	—	4,000
Exercise of stock options, net	—	401,031	—	—	—	1,977	—	—	—	—	—	1,977
Stock-based compensation expense	—	—	—	—	—	1,293	—	—	—	—	—	1,293
Open market purchase of common shares	—	(574,848)	—	—	—	—	—	574,848	(3,412)	—	—	(3,412)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	—	310	—	310
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	655	—	655
Contributions from redeemable non-controlling interests	7,762	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests, net	(288)	—	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(3,983)	—	—	—	—	—	37,491	—	—	—	—	37,491
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	1,873,266	$(9,799)	$(5,626)	$—	$336,620
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$33,508	11,997	$(4,684)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of energy assets	21,648	19,377	16,911
Depreciation of property and equipment	2,394	3,020	3,263
Amortization of deferred financing fees	1,620	1,503	1,139
Amortization of intangible assets	1,451	2,358	4,150
Provision for bad debts	77	5,392	4,102
Gain on sale of assets	(103)	—	(17)
Unrealized gain on ineffectiveness of interest rate swaps	(271)	(279)	(368)
Stock-based compensation expense	1,293	1,462	1,769
Deferred income taxes	(4,527)	2,867	4,086
Excess tax benefits from stock-based compensation arrangements	—	(99)	50
Unrealized foreign exchange (gain) loss	(1,406)	167	2,083
Changes in operating assets and liabilities:
Restricted cash	(818)	(5,423)	3,108
Accounts receivable	1,870	(12,002)	(4,472)
Accounts receivable retainage	1,279	3,875	(3,825)
Federal ESPC receivable	(157,538)	(116,753)	(73,243)
Inventory, net	3,966	1,118	(4,327)
Costs and estimated earnings in excess of billings	(46,730)	31,170	(22,904)
Prepaid expenses and other current assets	(2,471)	(98)	(3,369)
Project development costs	(3,007)	4,162	(4,581)
Other assets	(60)	(525)	(4,083)
Accounts payable, accrued expenses and other current liabilities	19,652	(2,798)	26,273
Billings in excess of cost and estimated earnings	(2,168)	(6,974)	10,674
Other liabilities	(540)	(3,578)	(2,444)
Income taxes payable	(5,678)	1,988	1,171
Cash flows from operating activities	(136,559)	(58,073)	(49,538)
Cash flows from investing activities:
Purchases of property and equipment	(2,851)	(2,807)	(1,343)
Purchases of energy assets	(85,559)	(73,234)	(51,340)
Proceeds from sale of assets of a business	2,777	—	—
Proceeds from sales of assets	—	—	854
Acquisitions, net of cash received	(2,409)	(3,575)	—
Cash flows from investing activities	$(88,042)	$(79,616)	$(51,829)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$99	$(50)
Payments of financing fees	(2,877)	(1,908)	(2,748)
Proceeds from exercises of options	1,977	1,054	1,153
Repurchase of common stock	(3,412)	(6,387)	—
Proceeds from senior secured credit facility, net	12,547	3,822	6,300
Proceeds from long-term debt financings	48,483	38,004	17,747
Proceeds from Federal ESPC projects	165,013	90,039	77,971
Proceeds from Federal ESPC energy assets	3,993	—	—
Proceeds from sale-leaseback financings	51,204	17,045	12,506
Non-controlling interest	—	—	(116)
Proceeds from investment by redeemable non-controlling interests, net	7,473	6,392	6,018
Restricted cash	(2,149)	3,155	(5,684)
Payments on long-term debt	(54,164)	(14,014)	(12,392)
Cash flows from financing activities	228,088	137,301	100,705
Effect of exchange rate changes on cash	168	(650)	(1,455)
Net increase (decrease) in cash and cash equivalents	3,655	(1,038)	(2,117)
Cash and cash equivalents, beginning of year	20,607	21,645	23,762
Cash and cash equivalents, end of year	$24,262	$20,607	$21,645
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,675	$7,220	$5,537
Cash paid for income taxes	$5,782	$3,475	$1,437
Non-cash Federal ESPC settlement	$66,921	$79,075	$26,606
Accrued purchases of energy assets	$7,335	$19,506	$5,065
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company”) was organized as a Delaware corporation on April 25, 2000. The Company is a provider of energy efficiency solutions for facilities throughout North America and Europe. The Company provides solutions, both services and products, that enable customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. The Company’s comprehensive set of solutions includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. It also sells certain photovoltaic (“PV”) equipment worldwide. The Company operates in the United States, Canada and Europe.
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s energy assets; and 3) direct payment for PV equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and two investment funds formed to fund the purchase of solar energy systems, which are consolidated with the Company as variable interest entities (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. The Company prepares its financial statements in conformity with GAAP.
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
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2017 under the plan was $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions. 5
Cash and Cash Equivalents
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level one inputs per the fair value hierarchy as defined in Note 16. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of December 31, 2017 and 2016, the Company classified the non-current portion of restricted cash of $20,092 and $19,920, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts, beginning of period	$7,836	$3,729	$2,851
Charges to costs and expenses	81	4,332	1,451
Account write-offs and other	(4,602)	(225)	(573)
Allowance for doubtful accounts, end of period	$3,315	$7,836	$3,729
During the year ended ended December 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $2,394 was recorded as an allowance for doubtful accounts in accounts receivable, net. In addition, the Company recorded a $476 charge to write-off costs and estimated earnings in excess of billings and a $325 charge for project costs incurred during the first quarter of 2016. During 2017 a settlement was reached with the customer who declared bankruptcy, and the Company has no additional exposure for the remaining receivables. During the year ended December 31, 2016, the Company also reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. This reserve included $1,655 for doubtful accounts in accounts receivable, net and $279 reserved against accounts receivable retainage, net.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. During the year ended December 31, 2015, based upon an evaluation by management, the Company recorded a reserve totaling $1,282 against the accounts receivable retainage balance for amounts determined to be potentially uncollectible. For the year ended December 31, 2016, the Company recorded an additional reserve of $279 against the remaining accounts receivable retainage, net balance. As of December 31, 2017 and December 31, 2016, $0 and $887, respectively, was recorded by the Company as a reserve for accounts receivable retainage for amounts determined to be potentially uncollectible.
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
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $2,355 and $1,524 were included in other long-term assets as at December 31, 2017 and 2016, respectively.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net, in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated energy asset. The amount of interest capitalized for the years ended December 31, 2017, 2016 and 2015 was $4,256, $1,253 and $941, respectively.
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
The Company did not receive any Section 1603 grants during the years ended December 31, 2017, 2016 and 2015. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,188 and $7,739 in the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has historically received cash rebates from utility companies, which were accounted for as reductions in the book value of the related energy assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding energy assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received during the years ended December 31, 2017, 2016 and 2015.
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

 Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and projections of future results. The Company estimates the reporting units fair value and compares it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in the Company’s calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, the Company’s projections of future operating activity and its weighted-average cost of capital. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

would be recorded to earnings in the consolidated statements of income (loss). Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts and customer relationships, as well as software/technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fifteen years from their respective acquisition dates. The Company evaluates its intangible assets for impairment consistent with, and part of, their long-lived assets evaluation, as discussed in Energy Assets above.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of December 31, 2017 and 2016 the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended its agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended its agreement with the investor to extend the end date of the agreement to June 30, 2018. Additionally, the Company sold and contemporaneously leased back one solar PV project to a separate investor, not a party to the master lease agreement, under a new agreement during the year ended December 31, 2017. See below for a summary of solar PV project sales by fiscal year:

Year Ended	# Solar PV Projects Sold (actual #’s)	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term (years)	Minimum Lease Payment	Maximum Lease Payment
Year-ended December 31, 2015	3	$12,506	$933	$924	$6,810	20	$7	$348
Year-ended December 31, 2016	6	$17,045	$906	$145	$8,830	20-25	$2	$397
Year-ended December 31, 2017	13	$51,204	$4,625	$1,204	$22,934	10-20	$4	$510
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
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). Net amortization expense in cost of revenues related to deferred gains and losses was $(79) and $(24) of net gains for the year ended December 31, 2017 and December 31, 2016, respectively.
A summary of amounts related to sale leasebacks in the Company’s consolidated balance sheets is as follows:

	December 31,	December 31,
	2017	2016
Capital lease assets, net	$36,676	$14,896

Deferred loss, short-term, net	118	53
Deferred loss, long-term, net	2,054	956
Total deferred loss	$2,172	$1,009

Capital lease liabilities, short-term	4,157	2,185
Capital lease liabilities, long-term	30,712	12,462
Total capital lease liabilites	$34,869	$14,647

Deferred gain, short-term, net	338	89
Deferred gain, long-term, net	5,835	1,632
Total deferred gain	$6,173	$1,721
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
The Company recognizes revenues from the sale and delivery of products, including the output from renewable energy plants, when produced and delivered to the customer, in accordance with specific contract terms, provided that persuasive evidence of an arrangement exists, the Company’s price to the customer is fixed or determinable and collectability is reasonably assured. The Company has agreements with third parties to sell power generated by certain of their energy assets under long term power purchase agreements. The Company has determined that certain of their power purchase agreements contain a lease component. The Company recognized $3,409, $3,162 and $2,198 of operating lease revenue under these agreements during the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2017 and 2016, respectively.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, capital lease assets and liabilities, short- and long-term borrowings and interest rate swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value.
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
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuance of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock and option grants using the fair value recognition provisions of accounting standards codification (“ASC”) 718, Compensation - Stock Compensation (“ASC 718”) on a straight-line basis over the vesting period of the awards. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. Stock-based compensation expense is also recognized in association with employee stock purchases related to the Company’s employee stock purchase plan.
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
The Company is required to recognize compensation expense for only the portion of options that are expected to vest. If there are any modifications or cancellations of the underlying invested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense. As a result of the adoption of ASU-2016-09, no significant changes were made to the Company’s accounting for forfeitures. After this adoption the Company recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2017, 2016 and 2015.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2017, the carrying value of the Company’s long-term debt exceeds its fair value of $160,108 by approximately $490. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 16.
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
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company’s working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the year ended December 31, 2017, the Company repurchased 574,848 shares of common stock in the amount of $3,412, including fees of $23. During the year ended December 31, 2016, the Company repurchased 1,298,418 shares of common stock in the amount of $6,387, including fees of $52.
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
In June 2017, the Company entered into a 10-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14,100 variable rate note at a fixed interest rate of 2.29%, with an effective date of June 27, 2017, and expires in December 2027. The underlying cash flows hedged have an initial principal balance of $14,100 with an effective date of June 22, 2017. This interest rate swap has been designated as a hedge since inception. At December 31, 2017 this hedge was deemed to be operating ineffectively which resulted in the Company recognized an immaterial amount of fair value loss in the consolidated statement of income (loss) during the year ended December 31, 2017.
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

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$37,491	$12,032	$844
Basic weighted-average shares outstanding	45,509,000	46,409,000	46,494,000
Effect of dilutive securities:
Stock options	239,000	84,000	1,171,000
Diluted weighted-average shares outstanding	45,748,000	46,493,000	47,665,000
For the years ended December 31, 2017, 2016 and 2015, 2,560,353, 3,530,220 and 1,767,778 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Redeemable Non-Controlling Interests
In September 2015, the Company formed an investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. In June 2017, the Company formed a second investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into these agreements in order to finance the costs of constructing energy assets which are under long-term customer contracts. The Company has determined that these entities qualify as VIEs and that it is the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated financial statements. The Company will recognize the investors’ share of the net assets of the subsidiaries as redeemable non-controlling interests in its consolidated balance sheets.
The Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interests in the consolidated statements of income (loss) reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiaries and the investors. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holders may create volatility in the Company’s consolidated statements of income (loss) as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interests from quarter to quarter.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which will change the way the Company recognizes revenue and costs related to customer contracts and significantly expand the disclosure requirements for revenue arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2017. The standard allows for two transition methods - retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption (modified retrospective method).
The Company adopted the requirements of the new standard, including additional accounting standard updates issued during 2016 which provide clarification and expanded guidance on ASU 2014-09 topics, on January 1, 2018 using the modified retrospective method, whereby ASC 606 would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in connection with the new standard and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. Accordingly, the Company has elected to retroactively adjust only those contracts that do not meet the definition of a complete contract at the date of the initial application. As ASC 606 supersedes substantially all existing revenue guidance affecting the Company under current GAAP, it will impact revenue and cost recognition across all of the Company’s business segments, as well as its business processes and information technology systems.
The Company commenced the evaluation of the impact of ASC 606 in mid-2016, by evaluating its impact on existing contracts for each of the lines of business at each of the business segments. With this baseline understanding, the Company

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

developed a project plan to evaluate numerous contracts across business segments, develop processes and tools to dual report financial results under both current GAAP and ASC 606 and assess the internal control structure in order to adopt ASC 606 on January 1, 2018. The Company has substantially completed the evaluation and implementation of system updates and changes to internal controls over financial reporting to allow timely compilation of the information needed to account for transactions under this new guidance and to adjust the consolidated financial statements. The Company has periodically briefed the Audit Committee on progress made towards adoption.
During the fourth quarter of 2017 the Company finalized its assessments over the impact that these new standards will have on the Company’s consolidated results of operations, financial position and disclosures. In adopting the previously mentioned ASUs, the Company expects the following significant changes in accounting principles:

(i)
Timing of revenue recognition for uninstalled materials - The Company currently recognizes the majority of revenue from the installation or construction of projects using the percentage-of-completion method of accounting, whereby revenue is recognized as the Company progresses on the contract. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from the Company’s measure of progress, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress, unless the materials or equipment are delivered and expected to be installed by the Company in 90 days or less.

(ii)
Deferral of incremental direct costs to obtaining a contract with a customer - The Company currently records certain incremental compensation (i.e., sales commissions) payable to its sales force as an expense when earned which is included in the measure of progress towards completion. Under ASC 606, the Company will continue to capitalize these costs and subsequently amortize the capitalized costs over a period of time that is consistent with the transfer of the related good or service to the customer. Capitalized costs, net of accumulated amortization, will be included in “Prepaid expenses and other current assets” and “Other assets”on its consolidated balance sheets. If the incremental cost incurred exceeds payments made, the accrued cost will be included in “Accrued expenses and other liabilities”.

(iii)
Timing of revenue recognition from renewable energy incentives - Under current accounting policies, the Company recognizes revenue for SRECs and other renewable energy incentives when generated if the Company has a signed contract to sell those SRECs or renewable energy incentives to a third party (thus making the sale price fixed and determinable). Under ASC 606, the Company will recognize SREC and other renewable energy incentive revenues when the rights are transferred to a third party, which can be up to six months after generation.

Revenue of approximately $9,100, that is reflected in the consolidated statement of income (loss) in 2017, will be recorded as a reduction in equity as an adjustment under the modified retrospective method. Additionally costs of approximately $2,700, that are reflected in the consolidate statement of income (loss) in 2017, will be recorded as an increase in equity in connection with the modified retrospective adjustment. In connection with the change in accounting treatment the Company estimates that it will record a net deferred tax asset of approximately $1,700. This is the result of timing differences in the recognition of revenue items and their associated costs for financial statement purposes versus the Tax Code. The cumulative impact of adopting the new accounting standard will result in a decrease in stockholders’ equity, net of tax, of approximately $4,700.

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if the Company were required to recognize a goodwill impairment charge, Step 2 required to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. The Company elected to adopt the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2017, because it significantly simplifies the evaluation of goodwill for impairment. See Note 3 to the consolidated financial statements for further details.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact ASU 2017-12 will have on its consolidated financial statements.

Leases
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
Stock Based Compensation Expense
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting. The guidance in this ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. Under ASU 2016-09, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the consolidated statement of income (loss) and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Additionally, under ASU 2016-09, excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this guidance in the first quarter of fiscal 2017, and as a result of this adoption recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. The Company has not changed its accounting policy in regards to forfeitures as a result of the adoption of this guidance. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for prior periods presented has not been adjusted to reflect the change.
Consolidated Statements of Cash Flow
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
3. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 16, acquired has been recorded as goodwill. Intangible assets, if identified, have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 4 for additional information.
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The Company paid $2,409 to acquire the assets under construction, and assumed $5,635 of associated non-recourse financing.
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
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2017	2016	2015
Prepaid expenses and other current assets	256	263	—
Property and equipment and energy assets	7,788	12,815	—
Purchase price	$8,044	$13,078	$—
Total, net of cash received	$8,044	$13,078	$—
Debt assumed	$5,635	$9,503	$—
Total fair value of consideration	$2,409	$3,575	$—
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Balance, December 31, 2015	$24,759	$3,375	$3,162	$27,789	$59,085
Currency effects	—	—	100	(1,209)	(1,109)
Balance, December 31, 2016	24,759	3,375	3,262	26,580	57,976
Sale of assets of a business	—	—	—	(2,639)	(2,639)
Currency effects	—	—	232	566	798
Balance, December 31, 2017	$24,759	$3,375	$3,494	$24,507	$56,135
Accumulated Goodwill Impairment Balance, December 31, 2016	$—	$—	$(1,016)	$—	$(1,016)
Accumulated Goodwill Impairment Balance, December 31, 2017	$—	$—	$(1,016)	$—	$(1,016)
In accordance with ASC 350, goodwill was tested for impairment as of December 31, 2017, 2016 and 2015 at the reporting unit level under the income approach which uses, in part, a discounted cash flow method and a peer-based, risk-adjusted weighted average cost of capital. No instances of impairment were identified in the December 31, 2017, 2016 or 2015 assessments. Based on the Company’s goodwill impairment assessment, all of its reporting units with goodwill had estimated fair values as of December 31, 2017 that exceeded their carrying values by at least 20%. However, during the course of the valuation analysis it was determined that although the fair value of the Company’s Canada reporting unit exceeded the carrying amount of this reporting unit the carrying value of the reporting unit was negative, as of December 31, 2017. The Canada reporting unit had goodwill of $3,494 as of December 31, 2017
Based on the Company’s goodwill impairment assessment, all of its reporting units with goodwill had estimated fair values as of December 31, 2016 that exceeded their carrying values by at least 13%, with the exception of the Southwest reporting unit, a member of the U.S. Regions segment, which had a fair value that exceeded its carrying value by 9%. This reporting unit had goodwill of $16,800 at December 31, 2016. During the course of the valuation analysis it was determined that although the fair value of the Company’s Canada reporting unit exceeded the carrying amount of this reporting unit the carrying value of the Canada reporting unit was negative for the year ended December 31, 2016. This determination, combined with qualitative considerations, prompted the performance of the Step 2 test which had previously been prescribed under ASC 350, recognizing and measuring the amount of the impairment loss, if any. Step 2 of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. Under the Step 2 test, the fair value of this goodwill can only be measured as a residual after the entity assigns the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination. The implied fair value of the goodwill of the Canada reporting unit exceeded the carrying value of that goodwill and as a result, no impairment of goodwill had been identified.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of December 31,
	2017	2016
Gross Carrying Amount
Customer contracts	$7,786	$7,594
Customer relationships	11,863	11,652
Non-compete agreements	3,052	3,203
Technology	2,751	2,716
Trade names	546	542
	25,998	25,707
Accumulated Amortization
Customer contracts	7,786	7,566
Customer relationships	9,557	8,048
Non-compete agreements	3,048	3,158
Technology	2,642	2,485
Trade names	525	519
	23,558	21,776
Intangible assets, net	$2,440	$3,931
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). All customer contracts intangible assets were fully amortized as of December 31, 2017. Amortization expense related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss).

Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.

Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2017, 2016 and 2015.

Amortization expense for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Customer contracts	$31	$184	$932
Customer relationships	1,244	1,809	2,139
Non-compete agreements	42	116	494
Technology	128	238	528
Trade names	6	11	57
Total intangible amortization expense	$1,451	$2,358	$4,150
Estimated amortization expense for existing intangible assets for the next five succeeding fiscal years is as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Estimated Amortization
Included in Selling, General and Administrative Expenses
2018	$992
2019	716
2020	515
2021	193
2022	14
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2017	2016
Furniture and office equipment	$5,846	$5,429
Computer equipment and software costs	21,457	19,475
Leasehold improvements	3,255	2,819
Automobiles	1,181	1,156
Land	1,498	1,379
Property and equipment, gross	33,237	30,258
Less - accumulated depreciation	(27,934)	(25,240)
Property and equipment, net	$5,303	$5,018
Depreciation expense on property and equipment for the years ended December 31, 2017, 2016 and 2015 was $2,394, $3,020 and $3,263, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
6. ENERGY ASSETS
Energy assets consist of the following:

	December 31,
	2017	2016
Energy assets	$488,818	$431,361
Less - accumulated depreciation and amortization	(132,375)	(111,603)
Energy assets, net	$356,443	$319,758

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Included in energy assets are capital lease assets and accumulated depreciation of capital lease assets. Capital lease assets consist of the following:

	December 31,
	2017	2016
Capital lease assets	$38,725	$15,640
Less - accumulated depreciation and amortization	(2,049)	(744)
Capital lease assets, net	$36,676	$14,896

Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the years ended December 31, 2017, 2016 and 2015 was $21,648, $19,377 and $16,911, respectively, and is included in cost of revenues in the accompanying consolidated statements of income (loss). Included in these depreciation and amortization expense totals are depreciation and amortization expense on capital lease assets of $1,305, $570 and $174, respectively, for the years ended December 31, 2017, 2016 and 2015.
7. LONG-TERM DEBT
Long-term debt comprised the following:

	December 31,
	2017	2016
Senior secured credit facility, due June 2020, interest at varying rates monthly in arrears	$49,986	$43,420
6.345% term loan payable in semi-annual installments through February 2021	1,220	1,482
6.345% term loan payable in semi-annual installments through June 2024	8,295	9,096
Variable rate construction to term loan payable in quarterly installments through December 2024	8,757	10,139
6.500% term loan payable in monthly installments through October 2017	—	110
7.250% term loan payable in quarterly installments through March 2021	2,218	2,651
6.110% term loan payable in monthly installments through June 2028	4,551	4,591
Variable rate construction to term loan payable in quarterly installments through March 2020	32,711	35,679
Variable rate construction to term loan payable in semi-annual installments through February 2023	18,346	19,398
4.950% term loan payable in quarterly installments through July 2031	4,605	4,549
13.000% construction loan payable, due May 2017	—	9,503
8.750% construction loan payable, due February 2018	—	3,140
5.000% construction to term loan payable in quarterly installments through March 2028	4,258	—
4.500% construction to term loan payable in monthly installments through April 2027	13,325	—
5.610% term loan payable in quarterly installments through February 2034	3,128	—
Variable rate term loan payable in semi-annual installments through December 2027	14,034	—
4.250% construction to term loan payable in monthly installments through October 2038	—	—
Variable rate construction loan payable, due June 2018	1,721	7,008
Capital leases	35,013	14,647
	202,168	165,413
Less - current maturities	22,375	19,292
Less - deferred financing fees	6,556	5,528
Long-term debt	$173,237	$140,593
Aggregate maturities of long-term debt for the years ended December 31, are as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

2018	$22,375
2019	22,172
2020	78,944
2021	10,990
2022	9,933
Thereafter	58,451
Debt Discount	(697)
$202,168
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
The credit facility consists of a $75,000 revolving credit facility and a $30,000 term loan. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros and pounds sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2017 and 2016, $22,500 and $28,500, excluding debt discounts, was outstanding under the term loan, respectively. At December 31, 2017 and 2016, $27,580 and $15,033, excluding debt discounts, was outstanding under the revolving credit facility, respectively. At December 31, 2017 funds of $38,928 is available for the revolving credit facility.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2017, the interest rate for borrowings under the revolving credit facility was 5.00% and the weighted average interest rate for borrowings under the term loan was 3.45%.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

Under the credit facility, the Company and its subsidiaries may not invest cash or property in, or loan to, the Company’s non-core subsidiaries in aggregate amounts exceeding 49% of the Company’s consolidated stockholders’ equity. In addition, under the credit facility, the Company and its core subsidiaries must maintain the following financial covenants:

•	a ratio of total funded debt to EBITDA of less than 2.75 to 1.0 as of the end of each fiscal quarter ending September 30, 2016 and thereafter; and
•	a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
At December 31, 2017, the Company was in compliance with all financial and operational covenants.
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
The first tranche had an original balance, upon conversion to term loan, of $3,240, and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments with the remaining principal and unpaid interest due February 26, 2021. The interest rate at December 31, 2017 was 3.693%.
The second tranche had an original balance, upon conversion to term loan, of $13,081 and bore an interest rate of 6.345% per annum under the construction loan. The term loan bears interest at a variable rate, with interest payments due in quarterly installments with principal and unpaid interest due June 30, 2024. The interest rate at December 31, 2017 was 3.443%.
As of December 31, 2017 and 2016, $9,515 and $10,578, respectively, was collectively outstanding under this facility.
In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance.
Variable-Rate Construction and Term Loans Due 2024
In February 2009, the Company entered into a construction and term loan financing agreement with a bank for use in providing limited recourse financing for certain of its LFG to energy projects. The total loan commitment under the agreement was $37,906, and bears interest at a variable rate. Prior to and during March 2010, the Company had construction draws totaling $27,868. During March 2010, the Company converted all of the construction loans to a single term loan balance of $27,868. The loan bears interest at a variable rate, with interest payments due in quarterly installments with principal and unpaid interest due on December 31, 2024. The Company made an additional principal payment of $3,712 during the year ended December 31, 2014. As of December 31, 2017 and 2016, the outstanding balance under the term loan was $8,757 and $10,139, respectively. The interest rate at December 31, 2017 was 4.585%.
6.500% Term Loan
The Company had a term loan agreement with a finance company with a total loan amount of $755. The note evidencing the loan bore interest at a fixed rate of 6.500% per annum. Principal and interest payments were due in monthly installments

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

with the final payment being made on October 1, 2017. As of December 31, 2017 and 2016, $0 and $110, respectively, was outstanding under the term loan.
7.250% Term Loan
On March 31, 2011, the Company entered into a term loan with a bank with an original principal amount of $5,500. The note evidencing the loan bears interest at a rate of 7.25% per annum. The remaining principal amounts are due in quarterly installments with remaining principal balances and unpaid interest due March 31, 2021. In the event a payment is defaulted on, the payee has the option to accelerate payment terms and make due the remaining principal and accrued interest balance. At December 31, 2017 and 2016, $2,218 and $2,651, respectively, was outstanding under the term loan.
6.110% Construction and Term Loan
On October 3, 2011, the Company entered into a construction and term loan with a syndication group with an original principal amount of $7,380. The note evidencing the loan bears interest at a rate of 6.11% per annum. Monthly interest only payments were due from November 1, 2011 to June 1, 2013. The remaining principal amounts were due starting on June 1, 2013 in monthly installments with remaining principal balances and unpaid interest due June 1, 2028. At December 31, 2017 and 2016, $4,551 and $4,591, respectively, was outstanding under the term loan.
Variable-Rate Construction and Term Loans Due 2020
In October 2012, the Company entered into a credit and guaranty agreement with two banks for use in providing limited recourse financing for certain of its LFG to energy and solar PV projects. The credit and guaranty agreement provided for a $47,234 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2014. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The facility matures on March 30, 2020, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2017 and 2016, $32,711 and $35,679, respectively, was outstanding under term loans. The interest rate at December 31, 2017 was 4.700%.
Variable-Rate Construction and Term Loans Due 2023
In September 2015, the Company entered into a credit and guaranty agreement for use in providing non-recourse financing for certain of its solar PV projects currently under construction. The credit and guaranty agreement provides for a $20,746 construction-to-term loan credit facility and bears interest at a variable rate. The loans were fully converted to term loans during the year ended December 31, 2016. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The facility matures on February 28, 2023, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2017 and 2016, $18,734 and $19,877, respectively, was outstanding under term loans, excluding debt discounts. The interest rate at December 31, 2017 was 4.193%.
4.950% Term Loan
On August 4, 2016, the Company entered into a term loan with two banks with an original principal amount of $4,837. The note evidencing the loan bears interest at a rate of 4.95% per annum. The remaining principal amounts are due in quarterly installments, with remaining principal balances and unpaid interest due July 1, 2031. At December 31, 2017 and 2016, $4,605 and $4,616 per schedule, including debt discount, was outstanding on the term loan, respectively.
8.750% Construction Loan
On November 1, 2016, the Company entered into a construction loan agreement with a bank for use in providing non-recourse financing for a certain natural gas to energy project currently under construction. The construction loan agreement provided for a $9,500 construction facility and bore interest at a rate of 8.75% per annum. The facility was scheduled to mature on February 28, 2018, and all remaining unpaid amounts outstanding under the facility were to be due at that time. This loan was fully paid off during the year ending December 31, 2017, thus at December 31, 2017, $0 was outstanding under the construction loan. The Company had classified this debt as current as of December 31, 2016, due to the Company’s intent to repay the construction loan in full prior to December 31, 2017.
Variable Rate Construction Loan Due June 30, 2018
On November 18, 2016, the Company entered into a construction loan agreement and subsequent amendment with a bank for use in providing non-recourse financing for certain solar PV projects currently under construction. The construction loan agreement provides for a $35,000 construction facility and bears interest at a variable rate. The facility matures on June 30,

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

2018, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2017, $1,721 was outstanding under the construction loan. The interest rate at December 31, 2017 was 6.75%. The Company has classified this debt as non-current as of December 31, 2016, due to the Company’s intention to refinance the variable rate construction loan with a sale-leaseback transaction prior to the maturity date.
13.000% Construction Loan
On December 22, 2016, the Company acquired a solar PV project (see Note 3) currently under construction as well as an associated construction loan agreement with a bank for use in providing non-recourse financing for this acquired solar PV project currently under construction. The construction loan agreement provided for a $10,694 construction facility and bore interest at a rate of 13.00% per annum. The facility matured on May 30, 2017, and all remaining unpaid amounts outstanding under the facility were paid at that time; thus at December 31, 2017 $0 was outstanding under the construction loan. The Company did refinance the construction loan to a term loan during the three months ended June 30, 2017. This construction loan contained a subjective acceleration clause that allowed the bank to call the debt, if a material adverse change occurred. If exercised, the subjective acceleration clause provided for a 60-day notice period to repay the construction loan balance. The bank did not exercise the subjective acceleration clause during the term of the loan agreement.
13.000% Construction Loans
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects under construction (see Note 3). The construction loans agreements provided for construction facilities of $3,823 and $4,008 and both facilities bore interest at a fixed rate of 13.00%. These facilities matured on May 30, 2017 and May 26, 2017, respectively, and all remaining unpaid amounts outstanding under each respective facility were paid at those times. The Company had classified both construction loans as non-current due to the Company’s intention to refinance the construction loans to term loans prior to the maturity dates. The Company did refinance the construction loans to a term loan during the year ended December 31, 2017.
5.000% Construction to Term Loan
In March 2017, the Company entered into a credit agreement with a bank for use in providing non-recourse financing for a certain solar PV project in operation. The credit agreement provides for a $4,300 construction-to-term-loan credit facility and bears interest at a fixed rate of 5.50% during the construction phase and 5.00% during the term loan phase, with interest payments due monthly. The remaining principal amounts are due in quarterly installments. The construction loan automatically converts to a term loan on March 24, 2018 and matures on March 24, 2028, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At December 31, 2017, $4,258, including debt discounts, was outstanding under the construction loan.
4.500% Construction to Term Loan
In April 2017, the Company entered into a non-recourse construction-to-term loan agreement with a municipal corporation to finance construction costs on a certain biogas facility project in development. The construction-to-term loan agreement provides for a $24,823 facility and bears interest at a fixed rate of 4.50% during both the construction and term loan phases, with interest payments due monthly. The remaining principal amounts are due in monthly installments. The construction loan converts to a term loan upon completion of the Biogas Facility and matures ten years after the conversion date, with all remaining unpaid amounts outstanding under the agreement due at that time. At December 31, 2017, $13,325 was outstanding under the construction loan.
5.610% Term Loan
In April 2017, the Company entered into a credit and guaranty agreement with a bank for use in providing limited recourse financing for certain of its solar PV projects in operation. The credit and guaranty agreement provided for a term loan credit facility with an original principal balance of $3,151 and bears interest at a fixed rate of 5.61% with interest payments due in quarterly installments. The term loan matures on February 28, 2034, and all remaining unpaid amounts outstanding under the credit and guaranty agreement will be due at that time. At December 31, 2017, $3,128, including debt discounts, was outstanding under the term loan.
Variable Rate Term Loan

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

In June 2017, the Company entered into a loan agreement for use in providing non-recourse financing for certain of its solar PV projects currently in operation. The loan agreement provides for a $14,034 term loan credit facility and bears interest at a variable rate, with interest payments due in quarterly installments. The term loan matures on December 15, 2027, and all remaining unpaid amounts outstanding under the facility will be due at that time. At December 31, 2017, $14,100, excluding debt discounts, was outstanding under the term loan. The variable interest rate for this loan at December 31, 2017 was 4.04%.

8. INCOME TAXES
The components of income before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$29,792	$19,874	$17,860
Foreign	(1,075)	(3,507)	(17,568)
Income before (benefit) provision for income taxes	$28,717	$16,367	$292
The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,055)	$1,304	$224
State	671	303	603
Foreign	161	(106)	443
	(223)	1,501	1,270
Deferred:
Federal	(6,683)	2,341	3,861
State	1,853	106	134
Foreign	262	422	(289)
	(4,568)	2,869	3,706
	$(4,791)	$4,370	$4,976

The Company’s deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, reserves, and certain accrued liabilities.
Deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Compensation accruals	$3,042	$4,259
Reserves	2,149	4,597
Other accruals	(193)	732
Net operating losses	10,099	8,044
Interest rate swaps	866	1,500
Energy efficiency	22,716	14,449
Deferred revenue	815	1,351
Gross deferred income tax assets	39,494	34,932
Valuation allowance	(7,534)	(7,344)
Total deferred income tax assets	$31,960	$27,588
Deferred tax liabilities:
Depreciation	$(24,178)	$(30,974)
Contract refinancing	—	(217)
Canada	(3,156)	(1,901)
United Kingdom	(802)	(697)
Outside basis difference	(4,408)	(2,756)
Acquisition accounting	—	(80)
Total deferred income tax liabilities	(32,544)	(36,625)
Deferred income tax liabilities, net	$(584)	$(9,037)
The Company recorded a valuation allowance in the amount of $7,534 and $7,344 as of December 31, 2017 and 2016, respectively, related to the following items: 1) The Company recorded a valuation allowance on a deferred tax asset relating to interest rate swaps in the amount of $401 and $859 as of December 31, 2017 and 2016, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income. Although the Company anticipates sufficient future taxable income, it is more likely than not that it will not be of the appropriate character to allow for the recognition of the future capital loss. 2) As of December 31, 2017 and 2016, the Company recorded a valuation allowance on a deferred tax asset relating to a foreign net operating loss in the amount of $6,871 and $6,269, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss. 3) The Company recorded a valuation allowance on a deferred tax asset relating to a state net operating loss of $262 and $216 at one of its subsidiaries as of December 31, 2017 and 2016, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2017	2016	2015
Income before (benefit) provision for income taxes	$28,717	$16,367	$292
Federal statutory tax expense	$10,048	$5,728	$102
State income taxes, net of Federal benefit	1,584	678	604
Net state impact of deferred rate change	327	(110)	55
Non deductible expenses	1,473	670	933
Impact of reserve for uncertain tax positions	42	(411)	(1,772)
Stock-based compensation expense	116	306	402
Energy efficiency preferences	(6,416)	(4,130)	(3,280)
Foreign items and rate differential	139	516	1,556
Tax rate change	(13,948)	—	—
Valuation allowance	424	213	4,255
Energy partnership basis adjustments	—	—	2,133
Miscellaneous	1,420	910	(12)
	$(4,791)	$4,370	$4,976
Effective tax rate:
Federal statutory rate expense	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.5%	4.1%	206.8%
Net state impact of deferred rate change	1.1%	(0.7)%	18.8%
Non deductible expenses	5.1%	4.1%	319.5%
Impact of reserve for uncertain tax positions	0.1%	(2.5)%	(606.8)%
Stock-based compensation expense	0.4%	1.9%	137.7%
Energy efficiency preferences	(22.3)%	(25.2)%	(1,123.3)%
Foreign items and rate differential	0.5%	3.2%	532.9%
Tax rate change	(48.6)%	—%	—%
Valuation allowance	1.5%	1.3%	1,457.2%
Energy partnership basis adjustments	—%	—%	730.5%
Miscellaneous	4.9%	5.5%	(4.1)%
	(16.7)%	26.7%	1,704.2%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$600	$2,200
Additions for prior year tax positions	—	—
Settlements paid to tax authorities	—	(1,310)
Reductions of prior year tax positions	—	(290)
Balance, end of year	$600	$600
 At December 31, 2017 and 2016, the Company had approximately $600 and $600, respectively, of total gross unrecognized tax benefits.
Of the total gross unrecognized tax benefits as of December 31, 2017 and 2016, $80 and $20, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

At December 31, 2017 the Company had state net operating loss carryforwards of approximately $15,700, which will expire from 2017 through 2034. Any tax benefit resulting from excess stock option deductions is recorded as an adjustment to additional paid in capital when realized. At December 31, 2017 the Company had Canadian net operating loss carryforwards of approximately $27,200, which will expire for tax years 2016 through 2026.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2017, the amount of earnings for which no repatriation tax has been provided was estimated to be $0.
At December 31, 2017 the company had a federal tax credit carryforward of approximately $21,200 which will expire at various times through 2036.
The tax years 2014 through 2017 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The (decrease) increase included in tax expense for the years end December 31, 2017, 2016 and 2015 were $(60), $(20) and $(200), respectively.
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company recorded a tax benefit for the impact of the 2017 Tax Act of approximately $13,900, in its consolidated financial statements as of December 31, 2017. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, after taking into account the mandatory one-time tax on the accumulated earnings of the Company’s foreign subsidiaries.
The Tax Legislation provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017.  The Company’s initial estimate shows a deficit in foreign E&P and significant foreign taxes paid, which may be creditable against any tax resulting from the deemed mandatory repatriation. The Company will continue to refine its calculations of foreign E&P, however the Company does not expect the deemed mandatory repatriation to result in material tax assessment.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2017, the Company has substantially completed its accounting for the tax effects of the 2017 Tax Act.  If revisions are needed as new information becomes available, the final determination of the deemed re-measurement of the Company’s deferred assets and liabilities, the deemed mandatory repatriation or other applicable provisions of the Tax Legislation will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.
In February 2018, as part of the Bipartisan Budget Act, Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction was retroactively extended through December 31, 2017. The impact is not reflected in the Company’s effective tax rate for 2017 but will be included as a tax benefit in the Company’s 2018 first quarter tax provision.
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
A summary of amounts related to the investment funds in the Company’s consolidated balance sheets for the years ending December 31, 2017 and 2016 is as follows:

	2017	2016
Cash	$444	$1,157
Restricted cash	1,553	1,554
Accounts receivable	328	80
Costs and estimated earnings in excess of billings	360	50
Prepaid expenses and other current assets	8	50
Energy assets, net	55,712	32,185
Other assets	—	77
Accounts payable	764	102
Accrued liabilities	74	63
Other liabilities	75	—
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
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both December 31, 2017 and 2016, redeemable non-controlling interests were reported at their carrying value of $10,338 and $6,847, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.
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
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, performance-based stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2017, the Company had granted options to purchase 3,509,957 shares of Class A common stock under the 2010 Plan.
The Company’s 2017 Employee Stock Purchase Plan ("ESPP") permits eligible employees to purchase up to an aggregate of 100,000 shares of the Company’s Class A common stock. This plan commenced December 1, 2017. The ESPP allows participants to purchase shares of common stock at a 5% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the year ended December 31, 2017, the Company issued no shares under the ESPP as the first offering period does not end until May 2018. As of December 31, 2017, approximately $38 had been withheld from employees for future purchases under the ESPP.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2017, 7,100,394 shares were available for grant under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,893,573	$7.721
Granted(1)	747,100	6.404
Exercised	(332,600)	3.467
Forfeited	(168,633)	9.409
Outstanding at December 31, 2015	4,139,440	7.740
Granted(1)	665,000	4.703
Exercised	(320,892)	3.286
Forfeited	(194,562)	8.154
Expired	(317,604)	11.293
Outstanding at December 31, 2016	3,971,382	7.300
Granted(1)	390,353	6.061
Exercised	(401,031)	4.935
Forfeited	(41,500)	6.421
Expired	(85,557)	10.157
Outstanding at December 31, 2017	3,833,647	$7.367	5.22	$7,691
Options exercisable at December 31, 2017	2,494,009	$8.280	3.59	$3,741
Expected to vest at December 31, 2017	1,339,638	$5.667	8.25	$3,950

(1) Grants are related to the 2010 Plan.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $808, $575 and $1,024, respectively.

During the year ended December 31, 2017, a total of 401,031 shares were issued upon the exercise of options under the 2000 and 2010 Plan at an average price of $4.935 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2017, 2016 and 2015 was $1,977, $1,054 and $1,153, respectively.
Stock options issued under our 2000 Plan generally expire if not exercised within ten years after the grant date. Under the terms of our 2010 stock incentive plan, all options expire if not exercised within ten years after the grant date. During 2011, the Company began awarding options which typically vest over a five year period on an annual ratable basis. From time to time, the Company awards options providing for vesting over three years, with one-third vesting on each of the first three anniversaries of the grant date. During the year ending December 31, 2016, the Company also awarded options that vest based upon the achievement of specific performance goals. If the employee ceases to be employed by the Company for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination or they are forfeited.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company will recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2017, 2016 and 2015:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.96%-2.36%	1.16%-1.77%	1.53%-2.01%
Expected volatility	46%	46%-49%	44%-49%
Expected life	6.5 years	6.5-10 years	5.0-6.5 years

The Company will continue to use judgment in evaluating the expected term and volatility related to the stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. The Company records forfeitures as they occur. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.
The weighted-average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015, under the Black-Scholes option pricing model was $2.93, $2.60 and $3.03, respectively, per share. For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of approximately $1,293, $1,462, and $1,769, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of December 31, 2017, there was approximately $2,768 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years.
12. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $3,832, $4,600 and $4,733 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has a Group Personal Pension Plan (GPPP) for employees in the U.K., established in 2016, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The plan requires the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $344 and $202 for the years ended December 31, 2017 and 2016, respectively.
The Company has a Registered Retirement Savings Plan (RRSP) for employees in Canada, whereby eligible employees may contribute a portion of their compensation. The plan requires the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $774, $307 and $411 for the years ended December 31, 2017, 2016 and 2015, respectively.
13. COMMITMENTS AND CONTINGENCIES
The Company from time to time issues letters of credit and performance bonds, with their third-party lenders, to provide collateral.
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2025. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2017, 2016 and 2015 was $6,362, $6,147 and $6,070, respectively.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The Company’s estimated minimum future lease obligations under operating leases are as follows:

Operating Leases
Year ended December 31,
2018	$5,549
2019	4,677
2020	3,864
2021	2,919
2022	2,711
Thereafter	7,166
Total minimum lease payments	$26,886
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014 (see Note 3), the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 GBP ($6,071 converted as of December 31, 2017) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

14. GEOGRAPHIC INFORMATION
The Company attributes revenues to customers based on the location of the customer. Information as to the Company’s operations in different geographical areas is as follows:

	December 31,
	2017	2016
Long-lived assets:
United States	$343,344	$306,908
Canada	17,082	16,454
Other	1,320	1,414
Total long-lived assets	$361,746	$324,776

	Year Ended December 31,
	2017	2016	2015
Revenues:
United States	$665,793	$588,791	$567,815
Canada	42,186	49,706	48,968
Other	9,173	12,730	14,049
Total revenues	$717,152	$651,227	$630,832
15. OTHER EXPENSES, NET
The components of other expenses, net, are as follows:

	Year Ended December 31,
	2017	2016	2015
Unrealized gain on interest rate swaps	$(271)	$(279)	$(368)
Interest expense, net of interest income	8,086	6,510	3,734
Amortization of deferred financing fees, net	1,350	1,173	1,030
Foreign currency transaction (gain) loss	(1,294)	5	2,369
Other expenses, net	$7,871	$7,409	$6,765
Estimated amortization expense for existing deferred financing fees for the next five succeeding fiscal years is as follows:

Estimated Amortization
2018	$1,507
2019	1,340
2020	828
2021	565
2022	479
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2017	2016
Assets:
Interest rate swap instruments	2	$233	$—
Liabilities:
Interest rate swap instruments	2	$3,529	$3,843
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2017 and 2016, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the years ended December 31, 2017 and 2016. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of December 31, 2017		As of December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$160,108	$160,598	$145,746	$145,238
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual goodwill impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. There were no fair value measurements on a nonrecurring basis during the years ended December 31, 2017 or 2016.
17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2017 and 2016, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of December 31,
	2017		2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$233	Other assets	$—
Interest rate swap contracts	Other liabilities	$3,529	Other liabilities	$3,843
All of the Company’s derivatives were designated as hedging instruments for the years ended December 31, 2017 and 2016. All but one derivative were designated as hedging instruments prior to March 2013 and all were designated as hedging instruments for the remainder of the year ended December 31, 2013.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income (Loss)	Amount of Gain Recognized in Net Income (Loss) for the Year Ended December 31,
		2017	2016	2015
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(271)	$(279)	$(368)

Year Ended
December 31, 2017
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,042)
Unrealized gain recognized in AOCI	1,095
Loss reclassified from AOCI to other expenses, net	(798)
Accumulated loss in AOCI at the end of the period	$(1,745)
18. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments for the year ended December 31, 2017 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services which include the construction of small-scale plants that the Company owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Non-solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that the Company owns and O&M services for customer owned small-scale plants. The Company’s U.S. Regions segment also now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.  Certain reportable segments are an aggregation of operating segments. For the years ended December 31, 2017, 2016 and 2015 unallocated corporate expenses were $27,195, $32,225 and $26,077, respectively. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During the year ended December 31, 2016, the Company reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. During the year ended December 31, 2016, the Company included in unallocated corporate activity $2,870 as a reserve for amounts payable from a customer who declared bankruptcy.
For the years ended December 31, 2017, 2016 and 2015 more than 77% of the Company’s revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 32.0%, 27.3% and 20.2% of the Company’s consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Revenues from the U.S. federal government are included in the Company’s U.S. Federal segment.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	All Other	Total Consolidated
2017
Revenues	$290,196	$229,146	$43,803	$79,220	$74,787	$717,152
Interest income	2	44	1	83	—	130
Interest expense	2,672	1,056	1,927	3,389	38	9,082
Depreciation and intangible asset amortization	2,974	2,623	1,178	15,259	1,881	23,915
Unallocated corporate activity	—	—	—	—	—	(27,195)
Income before taxes, excluding unallocated corporate activity	13,865	29,261	1,751	8,115	2,920	55,912
2016
Revenues	276,766	178,005	50,448	74,395	71,613	651,227
Interest income	1	11	—	38	—	50
Interest expense	1,055	942	1,737	3,319	23	7,076
Depreciation and intangible asset amortization	1,901	2,588	1,090	14,557	2,628	22,764
Unallocated corporate activity	—	—	—	—	—	(32,225)
Income (loss) before taxes, excluding unallocated corporate activity	19,802	22,246	(2,330)	9,301	(427)	48,592
2015
Revenues	306,086	127,620	49,235	61,626	86,265	630,832
Interest income	1	1	1,154	175	—	1,331
Interest expense	359	—	1,338	3,553	—	5,250
Depreciation and intangible asset amortization	1,823	1,209	1,081	13,331	4,078	21,522
Unallocated corporate activity	—	—	—	—	—	(26,077)
Income (loss) before taxes, excluding unallocated corporate activity	25,856	16,676	(15,449)	7,609	(8,323)	26,369
Information as to the Company’s revenues by service and product lines is as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Project(1)	$506,550	$454,200	$434,380
Energy Assets(2)	69,241	64,882	55,130
O&M(3)	60,574	63,082	59,117
Integrated-PV(4)	38,796	29,325	40,070
Other Services	41,991	39,738	42,135
Total Revenues	$717,152	$651,227	$630,832
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
(2) Energy Assets revenues includes the sale of electricity, processed LFG, heat or cooling from plants that the Company owns.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except share and per share amounts)

(3) O&M revenues includes operations and maintenance services for customers as well as measurement and verification services related to our ESPCs.
(4) Integrated-PV revenues includes the sale of solar PV energy products and systems.
19. QUARTERLY INFORMATION (Unaudited)
The following tables set forth selected unaudited condensed consolidated statement of income (loss) data for each of the most recent eight quarters ended December 31, 2017. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended,
	March 31	June 30	September 30	December 31
2017
Revenues	$134,610	$166,665	$204,744	$211,133
Gross profit	$25,924	$35,408	$41,367	$41,459
Net income (loss) attributable to common shareholders	$(644)	$5,831	$8,493	$23,811
Net income per share attributable to common shareholders:
Basic	$(0.01)	$0.13	$0.19	$0.52
Diluted	$(0.01)	$0.13	$0.19	$0.52
Weighted average common shares outstanding:
Basic	45,514,000	45,463,000	45,524,000	45,537,000
Diluted	45,514,000	45,675,000	45,771,000	45,957,000
2016
Revenues	$133,776	$162,628	$180,598	$174,225
Gross profit	$27,676	$31,856	$38,795	$36,017
Net income attributable to common shareholders	$1,054	$1,994	$5,715	$3,269
Net income per share attributable to common shareholders:
Basic	$0.02	$0.04	$0.12	$0.07
Diluted	$0.02	$0.04	$0.12	$0.07
Weighted average common shares outstanding:
Basic	46,742,000	46,719,000	46,361,000	45,811,000
Diluted	46,860,000	46,793,000	46,430,000	45,907,000
20. SUBSEQUENT EVENTS
During the first quarter of 2018, the Company entered into definitive agreements to acquire two solar projects and expects the acquisition to close in the second quarter of 2018. The total consideration for these solar projects is $55,000. To date the Company has paid $21,000 to the developer of the acquiring projects. The Company expects to finance a portion of these acquisitions through tax equity and project debt. The Company expects these projects to achieve commercial operation in late 2018 or early 2019.
In February 2018 the Company entered into a credit agreement for gross proceeds of $28,500, with a bank for use in providing non-recourse financing for a new renewable natural gas energy asset at a rate of 7.5% above LIBOR. The note matures on August 31, 2022. The Company also entered into a LIBOR interest rate swap with a notional amount of approximately 60% of the financing principal amount and a term of two and a half years at a fixed rate of 2.455%.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Ameresco, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable non-controlling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinion
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
March 7, 2018

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2018 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2017:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	3,833,647	$7.367	7,200,394
Equity compensation plans not approved by security holders	—	—	—
Total	3,833,647	$7.367	7,200,394

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan and our 2017 employee stock purchase plan.

(2)
Consists of 7,100,394 shares of our class A common stock remaining available for future issuance are under our 2010 stock incentive plan and 100,000 shares of our class A common stock remaining available for future issuance under our 2017 employee stock purchase plan, including shares subject to purchase during the current purchase period. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2017, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2018 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2018 annual meeting of stockholders.

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

AMERESCO, INC.
Date: March 7, 2018	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2018
George P. Sakellaris
/s/ John R. Granara, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018
John R. Granara, III
/s/ David J. Anderson	Director	March 7, 2018
David J. Anderson
/s/ David J. Corrsin	Director	March 7, 2018
David J. Corrsin
/s/ Douglas I. Foy	Director	March 7, 2018
Douglas I. Foy
/s/ Thomas S. Murley	Director	March 7, 2018
Thomas S. Murley
/s/ Jennifer L. Miller	Director	March 7, 2018
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 7, 2018
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 7, 2018
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
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

10.1.2
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

10.1.3
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

10.1.4
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

10.1.5
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

10.1.6
Amendment No. 5 to Third Amended and Restated Credit and Security Agreement dated March 2, 2017 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 and filed with the Commission on May 2, 2017 (file no. 001-34811) and incorporated herein by reference.

10.1.7
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

10.2.1+	Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.6 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

Exhibit Number	Description
10.2.2+
Form of Incentive Stock Option Agreement granted under Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.7 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.2.3+
Form of Non-Qualified Stock Option Agreement granted under Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.8 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

10.3.1+	Ameresco, Inc. 2010 Stock Incentive Plan. Filed as Exhibit 10.10 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.
10.3.2+
Form of Incentive Stock Option Agreement granted under Ameresco, Inc. 2010 Stock Incentive Plan. Filed as Exhibit 10.11 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

10.3.3+
Form of Director Stock Option Agreement granted under Ameresco, Inc. 2010 Stock Incentive Plan. Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

10.4.1+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director. Filed as Exhibit 10.6.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 001-34811) and incorporated herein by reference.

10.4.2+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 001-34811) and incorporated herein by reference.

10.5.1+
Ameresco, Inc. 2017 Employee Stock Purchase Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 and filed with the Commission on August 9, 2017 (file no. 001-34811) and incorporated herein by reference.

10.6.1+
Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 and filed with the Commission on August 9, 2017 (file no. 001-34811) and incorporated herein by reference.

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
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.