Form 10-Q
period 2018-03-31
Ameresco, Inc.
filed 2018-05-03
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 30, 2018
Class A Common Stock, $0.0001 par value per share	29,566,050
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017	1

Consolidated Statements of Income (Loss) for the three months ended March 31, 2018 and 2017 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2018 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	43

Signatures	45

Exhibit Index	44

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,125	$24,262
Restricted cash	16,894	15,751
Accounts receivable, net	93,622	85,121
Accounts receivable retainage, net	19,869	17,484
Costs and estimated earnings in excess of billings	64,064	104,852
Inventory, net	8,683	8,139
Prepaid expenses and other current assets	23,258	14,037
Income tax receivable	4,246	6,053
Project development costs	14,652	11,379
Total current assets	279,413	287,078
Federal ESPC receivable	254,349	248,917
Property and equipment, net	5,817	5,303
Energy assets, net	381,724	356,443
Deferred income taxes	3,570	—
Goodwill	56,294	56,135
Intangible assets, net	2,231	2,440
Other assets	28,377	27,635
Total assets	$1,011,775	$983,951

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$26,253	$22,375
Accounts payable	100,085	135,881
Accrued expenses and other current liabilities	23,818	23,260
Billings in excess of cost and estimated earnings	22,462	19,871
Income taxes payable	564	755
Total current liabilities	173,182	202,142
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	218,398	173,237
Federal ESPC liabilities	244,341	235,088
Deferred income taxes, net	—	584
Deferred grant income	7,050	7,188
Other liabilities	17,784	18,754
Commitments and contingencies (Note 7)

Redeemable non-controlling interests	10,751	10,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2018	2017
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,552,750 shares issued and 27,467,353 shares outstanding at March 31, 2018, 29,406,315 shares issued and 27,533,049 shares outstanding at December 31, 2017	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	2	2
Additional paid-in capital	117,242	116,196
Retained earnings	238,378	235,844
Accumulated other comprehensive loss, net	(3,786)	(5,626)
Less - treasury stock, at cost, 2,085,397 shares at March 31, 2018 and 1,873,266 shares at December 31, 2017	(11,570)	(9,799)
Total stockholders’ equity	340,269	336,620
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,011,775	$983,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$167,410	$134,610
Cost of revenues	131,937	108,686
Gross profit	35,473	25,924
Selling, general and administrative expenses	27,204	26,487
Operating income (loss)	8,269	(563)
Other expenses, net	3,544	1,826
Income (loss) before benefit for income taxes	4,725	(2,389)
Income tax benefit	(2,779)	(645)
Net income (loss)	7,504	(1,744)
Net (income) loss attributable to redeemable non-controlling interests	(516)	1,100
Net income (loss) attributable to common shareholders	$6,988	$(644)
Net income (loss) per share attributable to common shareholders:
Basic	$0.15	$(0.01)
Diluted	$0.15	$(0.01)
Weighted average common shares outstanding:
Basic	45,373,000	45,514,000
Diluted	45,994,000	45,514,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$7,504	$(1,744)
Other comprehensive income (loss):
Unrealized gain from interest rate hedge, net of tax benefit (provision) of $389 and $(48), respectively	1,403	202
Foreign currency translation adjustments	437	9
Total other comprehensive income	1,840	211
Comprehensive income (loss)	9,344	(1,533)
Comprehensive (income) loss attributable to redeemable non-controlling interests	(516)	1,100
Comprehensive income (loss) attributable to common shareholders	$8,828	$(433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	$(5,626)	1,873,266	$(9,799)	$336,620
Cumulative impact from the adoption of ASU No. 2014-09 (Note 2)	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Exercise of stock options	—	146,435	—	—	—	691	—	—	—	—	691
Stock-based compensation expense	—	—	—	—	—	355	—	—	—	—	355
Open market purchase of common shares	—	(212,131)	—	—	—	—	—	—	212,131	(1,771)	(1,771)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	1,403	—	—	1,403
Foreign currency translation adjustment	—	—	—	—	—	—	—	437	—	—	437
Distributions to redeemable non-controlling interests, net	(103)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	516	—	—	—	—	—	6,988	—	—	—	6,988
Balance, March 31, 2018	$10,751	27,467,353	$3	18,000,000	$2	$117,242	$238,378	$(3,786)	2,085,397	$(11,570)	$340,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,504	$(1,744)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation of energy assets	6,312	5,109
Depreciation of property and equipment	542	693
Amortization of deferred financing fees	419	397
Amortization of intangible assets	253	380
Provision for bad debts	64	—
Gain on sale of assets	—	(104)
Unrealized gain (loss) on ineffectiveness of interest rate swaps	(102)	(123)
Stock-based compensation expense	355	343
Deferred income taxes	(2,920)	(859)
Unrealized foreign exchange gain (loss)	492	(185)
Changes in operating assets and liabilities:
Accounts receivable	(1,837)	30,478
Accounts receivable retainage	(2,453)	(1,333)
Federal ESPC receivable	(37,967)	(34,418)
Inventory, net	(544)	1,154
Costs and estimated earnings in excess of billings	30,363	7,193
Prepaid expenses and other current assets	(4,578)	(2,686)
Project development costs	(2,325)	(1,155)
Other assets	(281)	(23)
Accounts payable, accrued expenses and other current liabilities	(33,309)	(31,939)
Billings in excess of cost and estimated earnings	1,190	(3,053)
Other liabilities	135	65
Income taxes payable	1,617	(201)
Cash flows from operating activities	(37,070)	(32,011)
Cash flows from investing activities:
Purchases of property and equipment	(1,015)	(387)
Purchases of energy assets	(12,818)	(29,121)
Proceeds from sale of assets of a business	—	2,777
Acquisitions, net of cash received	(21,343)	(2,409)
Cash flows from investing activities	(35,176)	(29,140)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Payments of financing fees	(575)	(338)
Proceeds from exercises of options	691	240
Repurchase of common stock	(1,771)	(2,049)
Proceeds from senior secured credit facility, net	17,404	18,000
Proceeds from long-term debt financings	33,501	12,878
Proceeds from Federal ESPC projects	36,581	35,167
Proceeds from sale of Federal ESPC energy assets	717	—
Proceeds from sale-leaseback financings	—	8,783
Distributions to redeemable non-controlling interests, net	(103)	(62)
Payments on long-term debt	(2,322)	(8,010)
Cash flows from financing activities	84,123	64,609
Effect of exchange rate changes on cash	(185)	51
Net increase in cash, cash equivalents, and restricted cash	11,692	3,509
Cash, cash equivalents, and restricted cash, beginning of period	60,105	52,826
Cash, cash equivalents, and restricted cash, end of period	$71,797	$56,335
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,402	$2,384
Cash paid for income taxes	$442	$211
Non-cash Federal ESPC settlement	$28,367	$4,466
Accrued purchases of energy assets	$4,482	$11,987

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$34,125	$24,453
Short-term restricted cash	16,894	14,758
Long-term restricted cash included in other assets	20,778	17,124
Total cash and cash equivalents, and restricted cash	$71,797	$56,335

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
The condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018.
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
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2018 under the plan is $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 8.
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 7. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of March 31, 2018 and December 31, 2017, the Company classified the non-current portion of restricted cash of $20,778 and $20,092, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
	2018	2017
Allowance for doubtful accounts, beginning of period	$3,315	$7,836
Charges to costs and expenses	64	—
Account write-offs and other	(86)	(463)
Allowance for doubtful accounts, end of period	$3,293	$7,373
During the year ended ended December 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $2,394 was recorded as an allowance for doubtful accounts in accounts receivable, net. During 2017 a settlement was reached with the customer who declared bankruptcy, and the Company has no additional exposure for the remaining receivables.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. No amounts were determined to be uncollectible as of March 31, 2018 and December 31, 2017.
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
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $1,401and $1,524 were included in other long-term assets as at March 31, 2018 and December 31, 2017, respectively.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated energy asset. There was $994 and $1,159 in interest capitalized for the three months ended March 31, 2018 and 2017, respectively.
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
The Company did not receive any Section 1603 grants during the three months ended March 31, 2018 or March 31, 2017. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $7,050 and $7,188 recorded in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility and construction loans, as discussed in Note 13, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement. Deferred financing fees are presented on the consolidated balance sheets as a reduction to long-term debt and capital lease liabilities.
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
Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and projections of future results. The Company estimates the reporting units fair value and compares it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in the Company’s calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, the Company’s projections of future operating activity and its weighted-average cost of capital. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the consolidated statements of income (loss). Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.

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
See Note 5 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include the non-current portion of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs. Other assets also include the fair value of derivatives.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of March 31, 2018 and December 31, 2017, the Company had no ARO liabilities recorded.
Federal ESPC Liabilities
Federal ESPC liabilities, for both projects and energy assets, represent the advances received from third-party investors under agreements to finance certain ESPC projects with various federal government agencies.
For projects related to the construction or installation of certain energy savings equipment or facilities developed for the government customer, upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the ESPC receivable from the government and corresponding ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received.
For small-scale energy assets developed for the government customer that the Company owns and operates, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received and the liability is eliminated from the Company’s consolidated balance sheet as contract payments assigned by the customer are transferred to the investor.
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended its agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended its agreement with the investor to extend the end date of the agreement to June 30, 2018. As of March 31, 2018 , the Company has no plans of using the funding for projects. Additionally, the Company sold and contemporaneously leased back one solar PV project to a separate investor, not a party to the master lease agreement, under a new agreement during the three months ended March 31, 2017. No sale-leaseback agreements were entered into during the three months ended March 31, 2018. See below for a summary of solar PV project sales in prior year under our sale-leaseback agreements:

Quarter Ended	# Solar PV Projects Sold (actual #’s)_	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term (years)	Minimum Lease Payment	Maximum Lease Payment
March 31, 2017	2	8,783	273	913	4,751	10-20	4	407

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
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). Net amortization expense in cost of revenues related to deferred gains and losses was $(59) and $(9) of net gains for the three months ended March 31, 2018 and 2017, respectively.
A summary of amounts related to sale leasebacks in the Company’s consolidated balance sheets is as follows:

	March 31,	December 31,
	2018	2017
Capital lease assets, net	37,034	36,676
Deferred loss, short-term, net	115	118
Deferred loss, long-term, net	2,004	2,054
Total deferred loss	2,119	2,172
Capital lease liabilities, short-term	4,359	4,157
Capital lease liabilities, long-term	31,400	30,712
Total capital lease liabilities	35,759	34,869
Deferred gain, short-term, net	328	338
Deferred gain, long-term, net	5,728	5,835
Total deferred gain	6,056	6,173
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2033. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains.
See Note 9 for additional disclosures.
Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded an adjustment to retained earnings on January 1, 2018 due to the cumulative impact of adopting Topic 606. See Note 3 "Revenue from Contracts

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition discussed below.
The Company derives revenues from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation, of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems. Below is a description of the Company’s primary lines of business.
Projects - The Company’s principal service relates to energy efficiency projects, which entails the design, engineering and installation of, and assisting with the arranging of financing for an ever-increasing array of innovative technologies and techniques to improve the energy efficiency, and control the operation, of a building’s energy- and water- consuming systems. In certain projects, the Company also designs and constructs for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy.
Under Topic 606 requirements, the Company recognizes revenue from the installation or construction of projects over time using the cost-based input method. The Company uses the total costs incurred on the the project relative to the total expected costs to satisfy the performance obligation.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known.
Operations & Maintenance (O&M) - After an energy efficiency or renewable energy project is completed, the Company often provides ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, the Company frequently maintains staff on-site to perform these services.
Maintenance revenue is recognized using the input method to recognize revenue. In most cases, O&M fees are fixed annual fees. Because the Company is on-site to perform O&M services, the services are typically a distinct series of promises, and those services have the same pattern of transfer to the customer (i.e., evenly over time), the Company records the revenue on a straight-line basis. Some O&M service contract fees are billed on time expended. In those cases, revenue is recorded based on the time expended in that month.
Energy Assets - The Company’s service offerings also includes the sale of electricity, processed renewable gas fuel, heat or cooling from the portfolio of assets that the Company owns and operates. The Company has constructed and is currently designing and constructing a wide range of renewable energy plants using landfill gas (LFG), wastewater treatment biogas, solar, biomass, other bio-derived fuels, wind and hydro sources of energy. Most of the Company’s renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. The Company purchases the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in its energy plants. The Company has also designed and built, as well as own, operate and maintain, plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turn it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. Where the Company owns and operates energy producing assets, the Company typically enters into a long-term power purchase agreement (“PPA”) for the sale of the energy. Many of the Company’s energy assets also produce environmental attributes, commonly referred to as renewable energy credits (RECs). In most cases, the Company sells RECs under separate agreements with third parties other than the PPA customer.
The Company recognizes revenues from the sale and delivery of the energy output from renewable energy plants, over time as produced and delivered to the customer, in accordance with specific PPA contract terms. REC revenue is recognized at a point time, when the RECs are transferred to the customer in accordance with the transfer protocols of the REC market that the Company operates in. In those cases where RECs are sold to the same customer as the energy output, the Company records revenue monthly for both the energy output and the REC output, as generated and delivered to the customer.  =
Other - The Company’s service and product offerings also include integrated-PV and consulting and enterprise energy management services.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company recognizes revenues from delivery of engineering, consulting services and enterprise energy management services over time. For the sale of solar materials, revenue is recognized at a point in time when the Company has transferred physical control of the asset to the customer upon shipment.
To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.
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
The Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.
See Note 6 for additional information on the Company’s income taxes.
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

See below for fair value measurements of long-term debt. See Note 8 for fair value measurement of interest rate swaps.

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, accounts payable, accrued expenses, capital lease assets and liabilities and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of March 31, 2018, the carrying value of the Company’s long-term debt exceeds its fair value of $208,136 by approximately $718. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 8.
The Company accounts for its interest rate swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
See Note 8 for additional information related to fair value measurements.
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuance of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock option grants, and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”) using the fair value recognition provisions of accounting standards codification (“ASC”) 718, Compensation - Stock Compensation (“ASC 718”) on a straight-line basis over the vesting period of the awards. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. Stock-based compensation expense is also recognized in association with employee stock purchases related to the Company’s employee stock purchase plan.
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
For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense, including ESPP, of $355 and $343, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of March 31, 2018, there was $3,594 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.5 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2018 or during the year ended December 31, 2017.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended March 31, 2018, the Company repurchased 212,131 shares of common stock in the amount of $1,771, including fees of $9. During the year ended December 31, 2017, the Company repurchased 574,848 shares of common stock in the amount of $3,412, including fees of $23.
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
In June 2017, the Company entered into a 10-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $14,100 variable rate note at a fixed interest rate of 2.29%, with an effective date of June 27, 2017, and expires in December 2027. The underlying cash flows hedged have an initial principal balance of $14,100 with an effective date of June 22, 2017. This interest rate swap was re-designated as a hedge in January 2018, as the previous designation was operating ineffectively at December 31, 2017.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

In February 2018, the Company entered into a three-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of$17,100 at a fixed interest rate of 2.45% with an effective date of March 29, 2018, and expires in December 2020. This interest swap is not designated as a hedging instrument.
See Notes 8 and 9 for additional information on the Company’s derivative instruments.
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

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders	$6,988	$(644)
Basic weighted-average shares outstanding	45,373,000	45,514,000
Effect of dilutive securities:
Stock options	621,000	—
Diluted weighted-average shares outstanding	45,994,000	45,514,000
For the three months ended March 31, 2018 and 2017, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,636,931 and 4,158,403.
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
        The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. As required by ASC 810, management's assessment of whether the Company is the primary beneficiary of a VIE is continuously performed. See Note 10 for additional disclosures.
Redeemable Non-Controlling Interests
In September 2015, the Company formed an investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. In June 2017, the Company formed a second investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into these agreements in order to finance the costs of constructing energy assets which are under long-term customer contracts. The Company has determined that these entities qualify as VIEs and that it is the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

financial statements. The Company will recognize the investors’ share of the net assets of the subsidiaries as redeemable non-controlling interests in its consolidated balance sheet.
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
See Note 11 for additional disclosures.
Recent Accounting Pronouncements
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company will adopt the guidance in the first quarter of 2019, electing to adopt the guidance using the modified retrospective approach. The Company is in the process of its preliminary evaluation, and assessing the impact on the consolidated financial statements, with an anticipated completion date of December 31, 2018.
Stock Based Compensation Expense
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This new guidance amends the scope of modification accounting for share-based payment awards. ASU 2017-09 provide guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted these requirements on January 1, 2018. The adoption had no impact on the Company’s consolidated financial statements.
Consolidated Statements of Cash Flow

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted these requirements on January 1, 2018. The adoption had no impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 23), Restricted Cash. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied using a retrospective transition method for each period presented. The Company has adopted this guidance as of January 1, 2018 and the consolidated statement of cash flow has been prepared to conform with ASU 2016-18 for all periods presented.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net decrease to beginning retained earnings of $4,454 as of March 31, 2018 due to the cumulative impact of adopting Topic 606, as detailed below.

	January 1, 2018
(in thousands)	As Reported	606 Adjustments	Adjusted Balances
Assets:
Costs and estimated earnings in excess of billings	$104,852	$(9,194)	$95,658
Prepaid expenses and other current assets	14,037	4,343	18,380
Deferred income taxes, net	—	1,003	1,003
Liabilities:
Accrued expenses and other current liabilities	23,260	1,190	24,450
Deferred income taxes, net	584	(584)	—
Shareholders' Equity:
Retained earnings	235,844	(4,454)	231,390

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of income (loss) and balance sheets was as follows:

	Three Months Ended March 31, 2018
	Impact of changes in accounting policies
(in thousands, except per share amounts)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)

Revenues	$167,410	$168,239	$(829)
Cost of revenues	131,937	134,161	(2,224)
Gross profit	35,473	34,078	1,395
Operating expenses:
Selling, general and administrative expenses	27,204	27,204	—
Operating income	8,269	6,874	1,395
Other expenses, net	3,544	3,544	—
Income before benefit for income taxes	4,725	3,330	1,395
Income tax (benefit) provision	(2,779)	(3,094)	315
Net income	7,504	6,424	1,080
Net (income) attributable to redeemable non-controlling interests	(516)	(516)	—
Net income attributable to common shareholders	$6,988	$5,908	$1,080
Basic income per share	$0.15	$0.13	$0.02
Diluted income per share	$0.15	$0.13	$0.02

	March 31, 2018
(in thousands)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Costs and estimated earnings in excess of billings	$64,064	$74,088	$(10,024)
Prepaid expenses and other current assets	23,258	16,523	6,735
Deferred income taxes	3,570	2,298	1,272
Liabilities:
Accrued expenses and other current liabilities	23,818	22,490	1,328
Shareholders' Equity:
Retained earnings	238,378	241,723	(3,345)
The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials, amortization of contract acquisition costs over the contract term, and timing of revenue recognition from renewable energy credits. Refer to Note 2 Summary of Significant Accounting Policies for a summary of the Company’s significant policies for revenue recognition.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three months ended March 31, 2018.

	Three months ended
	March 31, 2018
	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Project revenue	$65,440	$37,838	$6,936	$899	$570	$111,683
O&M revenue	3,895	9,178	19	1,996	—	15,088
Energy assets	4,981	769	366	15,114	264	21,494
Other	375	—	1,583	108	17,079	19,145
Total revenues	$74,691	$47,785	$8,904	$18,117	$17,913	$167,410

Geographical Regions
United States	$74,691	$47,785	$520	$18,117	$16,348	$157,461
Canada	—	—	8,384	—	55	8,439
Other	—	—	—	—	1,510	1,510
Total revenues	$74,691	$47,785	$8,904	$18,117	$17,913	$167,410

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	March 31, 2018
Accounts receivable, net	$85,121	$93,622
Accounts receivable retainage, net	17,484	19,869
Contract Assets:
Costs and estimated earnings in excess of billings	95,658	64,064
Contract Liabilities:
Billings in excess of cost and estimated earnings	27,248	29,500

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
Contract assets represent the Company’s rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. The Company’s rights to consideration are generally unconditional at the time its performance obligations are satisfied.
At the inception of a contract, the Company expects the period between when it satisfies its performance obligations, and when the customer pays for the services, will be one year or less. As such, the Company has elected to apply the practical expedient which allows the Company to not adjust the promised amount of consideration for the effects of a significant financing component, when a financing component is present.
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advance payments received on project contracts. As of March 31, 2018, the Company classified $7,038 as a non-current liability,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

included in other liabilities on the consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets was primarily due to billings of approximately $120,072, offset in part by revenue recognized of $87,440. The change in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the quarter ended March 31, 2018, the Company recognized revenue of $17,843, and billed customers $16,678, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
Contracts are often modified for a change in scope or other requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing performance obligations.  The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catchup basis.
The Company elected to utilize the modified retrospective transition practical expedient which allows the Company to evaluate the impact of contract modifications as of the adoption date rather than evaluating the impact of the modifications at the time they occurred prior to the adoption date.

Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers. For most of the Company’s contracts, there are multiple promises of goods or services. Typically, the Company provides a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, the Company considers the bundle of goods and services to be a single performance obligation. The Company may also promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases. the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At March 31, 2018, the Company had backlog of approximately $1,380,000. Approximately 30%, of our March 31, 2018 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Contract acquisition costs:
In connection with the adoption of Topic 606, the Company is required to account for certain acquisition cost over the life of the contract, consisting primarily of commissions when paid. Commission costs are incurred commencing at contract signing. Commission costs are allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis.
As of January 1, 2018, the Company capitalized $927 in commission costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three months ended March 31, 2018, the amortization of commission costs related to contracts were not material and have been included in the accompanying consolidated statements of income (loss). Additionally, no impairment charges in connection with the Company’s commission costs or project development costs were recorded during the period ended March 31, 2018.
The Company analyzed the impact of adoption of Topic 606 on the Company’s project development costs and determined no change in the Company’s accounting policy was required. In the three months ended March 31, 2018, $2,440 of project

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

development costs were recognized in the consolidated statement of income (loss) on projects that converted to customer contracts.

4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 8, acquired has been recorded as goodwill. Intangible assets, if identified, have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 5 for additional information.
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The Company paid $2,409 to acquire the assets under construction, and assumed $5,635 of associated non-recourse financing.
During the three months ended March 31, 2018, the Company entered into definitive agreements to acquire two solar projects and expects the acquisition to close in the second quarter of 2018. The total consideration for these solar projects is $55,000. To date the Company has paid $21,000 to the developer of the acquiring projects. As of March 31, 2018, the $21,000 is included in project assets on the consolidated balance sheet.
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

2017
Prepaid expenses and other current assets	$256
Property and equipment and energy assets	7,788
Purchase price	$8,044
Total, net of cash received	$8,044
Debt assumed	$5,635
Total fair value of consideration	$2,409
The results of the acquired companies since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2017	$24,759	$3,375	$3,494	$—	$24,507	$56,135
Currency effects	—	—	(95)	—	254	159
Balance, March 31, 2018	$24,759	$3,375	$3,399	$—	$24,761	$56,294
Accumulated Goodwill Impairment Balance, December 31, 2017	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, March 31, 2018	$—	$—	$(1,016)	$—	$—	$(1,016)
Since our annual goodwill impairment test there have been no events that would have triggered a need for an interim impairment test.
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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2018	2017
Gross Carrying Amount
Customer contracts	$7,836	$7,786
Customer relationships	12,035	11,863
Non-compete agreements	3,079	3,052
Technology	2,737	2,751
Trade names	544	546
	26,231	25,998
Accumulated Amortization
Customer contracts	7,836	7,786
Customer relationships	9,921	9,557
Non-compete agreements	3,077	3,048
Technology	2,641	2,642
Trade names	525	525
	24,000	23,558
Intangible assets, net	$2,231	$2,440
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended March 31, 2018 and 2017 related to customer contracts was $0 and $7, respectively. Amortization expense for the three months ended March 31, 2018 and 2017 related to all other acquired intangible assets was $253 and $373, respectively.
6. INCOME TAXES
The benefit for income taxes was $2,779 and $645 for the three months ended March 31, 2018 and 2017, respectively. The estimated 2018 effective tax rate is (58.8%) for the three months ended March 31, 2018 compared to a 27.0% estimated annual effective tax rate for the three months ended March 31, 2017.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2018 were the effects of a $3,800 benefit of the 2017 Section 179D deduction, which was extended in February 2018 and treated as a discrete event in the quarter, and the use of investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. As part of the Bipartisan Budget Act signed into law on February 9, 2018 the Section 179D deduction for 2017 was retroactively extended. Under current law the Section 179D deduction expired on December 31. 2017.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2017	$600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, March 31, 2018	$600
At March 31, 2018 and December 31, 2017, the Company had approximately $600 of total gross unrecognized tax benefits. At March 31, 2018 and December 31, 2017, the Company had approximately $80 of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.

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
7. COMMITMENTS AND CONTINGENCIES
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014, the former owners of EEX (See note 4), who are now employees of the Company, may be entitled to receive up to 4,500 GBP ($6,304 converted as of March 31, 2018) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of March 31, 2018 and December 31, 2017, respectively, as milestones are not considered likely to be achieved. The Company has established a reserve reflecting its current estimate of its ultimate exposure to these assessments.
8. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2018	2017
Assets:
Interest rate swap instruments	2	$1,041	$233
Liabilities:
Interest rate swap instruments	2	$2,440	$3,529
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
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. At March 31, 2018 and December 31, 2017 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the three months ended March 31, 2018 and the year ended December 31, 2017. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of March 31, 2018		As of December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value	$208,136	$208,854	$160,108	$160,598
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets, among other items. There were no assets recorded at fair value on a non-recurring basis at March 31, 2018 or December 31, 2017.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At March 31, 2018 and December 31, 2017, the following table presents information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,041	Other assets	$233
Interest rate swap contracts	Other liabilities	$2,440	Other liabilities	$3,529
Derivatives not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$12	Other assets	$—
All but one of the Company’s derivatives were designated as hedging instruments for the three months ended March 31, 2018 and the year ended December 31, 2017.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income (Loss)	Amount of Gain Recognized in Net Income (Loss)
		Three Months Ended March 31,
		2018	2017
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(102)	$(123)
Derivatives not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(12)	$—

Three Months Ended
March 31, 2018
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(1,745)
Unrealized gain recognized in AOCI	1,511
Loss reclassified from AOCI to other expenses, net	(105)
Accumulated loss in AOCI at the end of the period	$(339)
10. INVESTMENT FUNDS
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
A summary of amounts related to the investment funds in the Company’s consolidated balance sheets is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Cash	$462	$444
Restricted cash	1,605	1,553
Accounts receivable	139	328
Costs and estimated earnings in excess of billings	556	360
Prepaid expenses and other current assets	8	8
Energy assets, net	55,361	55,712
Accounts payable	137	764
Accrued liabilities	95	74
Other liabilities	85	75
11. NON-CONTROLLING INTERESTS
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
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both March 31, 2018 and December 31, 2017 redeemable non-controlling interests were reported at their carrying value totaling $10,751 and $10,338, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.
12. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services, which include the construction of small-scale plants that the company owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Non-Solar

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that the Company owns and O&M services for customer owned small-scale plants. As of the fourth quarter of 2017, the Company’s U.S. Regions segment now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar-PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During 2017, the Company included in unallocated corporate activity $1,001 as a reserve for a customer who declared bankruptcy. For the three months ended March 31, 2018, the company has not recorded any additional reserve.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended March 31, 2018
Revenues	$74,691	$47,785	$8,904	$18,117	$17,913	$167,410
Interest income	1	20	—	35	—	56
Interest expense	1,191	241	484	1,081	—	2,997
Depreciation and amortization of intangible assets	1,330	672	289	4,064	379	6,734
Unallocated corporate activity	—	—	—	—	—	(6,869)
Income (loss) before taxes, excluding unallocated corporate activity	4,618	5,817	(2,362)	2,610	912	11,595
Three Months Ended March 31, 2017
Revenues	44,489	47,924	9,501	15,646	17,050	134,610
Interest income	1	6	1	11	—	19
Interest expense	365	267	447	757	12	1,848
Depreciation and amortization of intangible assets	519	653	289	3,808	478	5,747
Unallocated corporate activity	—	—	—	—	—	(6,886)
Income (loss) before taxes, excluding unallocated corporate activity	(2,500)	5,445	(513)	1,168	897	4,497

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

13. LONG-TERM DEBT
Long-term debt comprised the following:

	Rate as of March 31, 2018	March 31, 2018	December 31, 2017
Senior secured credit facility, due June 2020, interest at varying rates monthly in arrears	4.31%	$65,950	$49,986
Variable rate term loan payable in semi-annual installments through February 2021	4.55%	1,220	1,220
Variable rate term loan payable in semi-annual installments through June 2024	4.05%	8,295	8,295
Variable rate term loan payable in quarterly installments through December 2024	4.95%	8,757	8,757
Term loan payable in quarterly installments through March 2021	7.25%	1,917	2,218
Term loan payable in monthly installments through June 2028	6.11%	4,393	4,551
Variable rate term loan payable in quarterly installments through June 2020	5.31%	32,322	32,711
Variable rate term loan payable in quarterly installments through October 2023	4.80%	18,367	18,346
Term loan payable in quarterly installments through June 2031	4.95%	4,411	4,605
Term loan payable in quarterly installments through February 2034	5.61%	3,044	3,128
Variable rate construction loan payable, due June 2018	7.00%	1,696	1,721
Term loan payable in quarterly installments through April 2027	4.50%	18,327	13,325
Term loan payable in quarterly installments through March 2028	5.00%	4,262	4,258
Variable rate term loan payable in quarterly installments through December 2027	4.58%	14,038	14,034
Variable rate term loan payable in quarterly installments through August 2022	9.27%	28,500	—
Capital leases		35,867	35,013
		$251,366	$202,168
Less - current maturities		26,253	22,375
Less - deferred financing fees		6,715	6,556
Long-term debt		$218,398	$173,237

At March 31, 2018 funds of $22,648 is available for the revolving credit facility. Additionally, the Company was in compliance with all financial and operational covenants.
February 2018 Term Loan
In February 2018, the Company entered into a credit agreement for gross proceeds of $28,500, with a bank for use in providing non-recourse financing for a new renewable natural gas energy asset at a rate of 7.5% above LIBOR. Principal and interest amounts are due in quarterly installments. The note matures on August 31, 2022 with all remaining unpaid amounts outstanding under the agreement due at that time. At March 31, 2018, $28,500 was outstanding under the term loan. March 31, 2018 was 9.2734%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this

Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 3, 2018 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
During the three months ended March 31, 2018, the Company entered into definitive agreements to acquire two solar projects and expects the acquisition to close in the second quarter of 2018. The total consideration for these solar projects is $55,000. To date the Company has paid $21,000 to the developer of the acquiring projects. The Company expects to finance a portion of these acquisitions through tax equity and project debt. The Company expects these projects to achieve commercial operation in late 2018 or early 2019.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside of our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.” in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects ultimately have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog over time using cost based input methods once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report.
As of March 31, 2018, we had fully-contracted backlog of approximately $595.6 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,293.0 million. As of March 31, 2017, we had fully-contracted backlog of approximately $505.0 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,138.2 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of March 31, 2018 and 2017, our 12-month backlog was $360.3 million and $320.8 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $221.4 million and $206.6 million as of March 31, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of uninstall materials under the revenue recognition requirements of contracts with our customers, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Except for accounting policies related to our adoption of ASC 606, Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2017.
Recent Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606). The Company adopted the requirements of the new standard, including additional accounting standard updates issued during 2016 which provide clarification and expanded guidance on ASU 2014-09 topics, on January 1, 2018 using the modified retrospective method. Refer to Note 3 Revenue from Contracts with Customers for further discussion of the adoption of the standard and the impact on the Company’s consolidated financial statements.

Results of Operations
On January 1, 2018, the Company adopted new accounting guidance on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance. See Note 3 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements for further details.

The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2018		2017
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$167,410	100.0%	$134,610	100.0%
Cost of revenues	131,937	78.8%	108,686	80.7%
Gross profit	35,473	21.2%	25,924	19.3%
Selling, general and administrative expenses	27,204	16.2%	26,487	19.7%
Operating income (loss)	8,269	4.9%	(563)	(0.4)%
Other expenses, net	3,544	2.1%	1,826	1.4%
Income (loss) before benefit from income taxes	4,725	2.8%	(2,389)	(1.8)%
Income tax benefit	(2,779)	(1.7)%	(645)	(0.5)%
Net income (loss)	7,504	4.5%	(1,744)	(1.3)%
Net (income) loss attributable to redeemable non-controlling interest	(516)	(0.3)%	1,100	0.8%
Net income (loss) attributable to common shareholders	$6,988	4.2%	$(644)	(0.5)%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$167,410	$134,610	$32,800	24.4%
Revenues increased $32.8 million, or 24.4%, for the three months ended March 31, 2018 compared to the same period of 2017 primarily due to a $30.2 million increase in revenues from our U.S. Region segment, a $2.5 million increase in our Non-Solar DG segment, a $0.9 million increase in our All Other segment, offset by $0.6 million decrease in our Canada segment, and a decrease of $0.1 million in our U.S. Federal segment.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Cost of revenues	$131,937	$108,686	$23,251	21.4%
Gross margin %	21.2%	19.3%
Cost of revenues increased $23.3 million, or 21.4%, and gross margin percentage increased to 21.2%, from 19.3%, for the three months ended March 31, 2018 compared to the same period of 2017, respectively. The increase in cost of revenues is primarily due to an increase in revenues from our U.S. Region segment. The gross margin increase is primarily due an increase in higher margin energy and incentive revenue from renewable gas assets the Company owns in our Non-Solar DG segment.

Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Selling, general and administrative expenses	$27,204	$26,487	$717	2.7%
Selling, general and administrative expenses increased $0.7 million, or 2.7%, for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to an increase in project development costs incurred in our Canada segment.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended March 31, 2018 and 2017, we recorded amortization expense related to these intangible assets, of $0.3 million and $0.4 million, respectively.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net increased $1.7 million for the three months ended March 31, 2018 compared to the same period of 2017, primarily due to an increase in interest expense and unfavorable foreign exchange rate fluctuations during the first quarter of 2018.
Income (Loss) Before Taxes
Income before taxes increased $7.1 million, or 297.8%, from a loss of $2.4 million for the three months ended March 31, 2017 to income of $4.7 million for the three months ended March 31, 2018 due to the reasons described above.
Benefit from Income Taxes
The benefit for income taxes was $2.8 million for the three months ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017. The estimated annual effective tax rate applied for the three months ended March 31, 2018 was 58.8% compared to 27.0% for the three months ended March 31, 2017. The increase in the rate compared to the same period in the prior year was due primarily to the effects of a tax deduction under Internal Revenue Code Section 179D and the timing of the recognition of discrete tax items within interim periods. The tax deduction under Section 179D which had expired as of December 31, 2016 was retroactively extended on February 9, 2018 for the 2017 tax reporting period.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2018 were the effects of a $3.8 million benefit of the 2017 Section 179D deduction, which was extended in February 2018 and treated as a discrete event in the quarter, and the use of investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and other energy related tax incentives to which we are entitled fluctuate from year to year based on our investment renewable energy plants we place or expect to place in service in that year.
Net Income and Earnings Per Share
Net income increased $9.2 million, or 530.3%, to income of $7.5 million for the three months ended March 31, 2018 compared to a loss of $1.7 million for the same period of 2017.
Basic and diluted earnings per share for the three months ended March 31, 2018 were $0.15, compared to basic and diluted loss per share for the three months ended March 31, 2017 of $0.01.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the three months ended March 31, 2018 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distribution Generation “DG”. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure;

renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. As of December 31, 2017, the Company’s U.S. Regions segment now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$74,691	$44,489	$30,202	67.9%
Income (loss) before taxes	$4,618	$(2,500)	$7,118	284.7%
Revenues for our U.S. Regions segment increased $30.2 million, or 67.9%, to $74.7 million for the three months ended March 31, 2018 primarily due to an increase in project revenues attributable to an increase in the average project size versus the prior year.
Income before taxes for our U.S. Regions segment increased $7.1 million, or 284.7%, to $4.6 million for the three months ended March 31, 2018 , primarily due to the increase in revenues described above.
U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$47,785	$47,924	$(139)	(0.3)%
Income before taxes	$5,817	$5,445	$372	6.8%
Revenues for our U.S. Federal segment remained flat at $47.8 million for the three months ended March 31, 2018, compared to $47.9 million for the same period of 2017.
Income before taxes for our U.S. Federal segment increased $0.4 million, or 6.8%, to $5.8 million for the three months ended March 31, 2018, compared to the same periods of 2017, respectively, primarily due to gross profit attributed to a favorable cost budget revision, partially offset by higher project development costs during the three months ended March 31, 2018.
Canada

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$8,904	$9,501	$(597)	(6.3)%
Loss before taxes	$(2,362)	$(513)	$(1,849)	(360.4)%
Revenues for our Canada segment decreased $0.6 million, or 6.3%, to $8.9 million for the three months ended March 31, 2018 compared to the same period of 2017, primarily due to an decrease in project revenues.
Loss before taxes for our Canada segment increased $1.8 million to a loss of $2.4 million for the three months ended March 31, 2018 compared to a loss of $0.5 million for the same period of 2017 primarily due to the decrease in revenues described above, higher project development costs and unfavorable foreign currency exchange rate fluctuations realized during the three months ended March 31, 2018.
Non-Solar DG

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$18,117	$15,646	$2,471	15.8%
Income before taxes	$2,610	$1,168	$1,442	123.5%

Revenues for our Non-Solar DG segment increased $2.5 million, or 15.8%, to $18.1 million for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to an increase in energy and incentive revenue from renewable gas assets the Company owns.
Income before taxes for our Non-Solar DG segment increased $1.4 million, or 123.5%, to $2.6 million for the three months ended March 31, 2018 compared to the same period of 2017, primarily due the increase in revenues described above.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$17,913	$17,050	$863	5.1%
Income before taxes	$912	$897	$15	1.7%
Unallocated corporate activity	$(6,869)	$(6,886)	$17	0.2%
Revenues for our All Other segment increased $0.9 million, or 5.1%, to $17.9 million for the three months ended March 31, 2018, compared to the same period of 2017 primarily due to an increase in integrated-PV revenues attributed to sales to customers for oilfield microgrid applications, partially offset by a decrease in revenues from business assets sold during the first quarter of 2017.
Income before taxes for our All Other segment remained consistent at $0.9 million for the three months ended March 31, 2018, compared to the same period of 2017.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that the cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through the next twelve months and thereafter.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended March 31, 2018 and 2017 was $1.0 million and $1.2 million, respectively.
Cash flows from operating activities. Operating activities used $37.1 million of net cash during the three months ended March 31, 2018. During that period, we had net income of $7.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, gain on sale of assets, unrealized foreign exchange gain and other non-cash items totaling

$5.4 million. Increase in accounts receivable, including retainage, prepaids, other assets, project development cost, inventory, and decreases in accrued expenses used $45.3 million in cash. These were offset by increases in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, and a decrease in other liabilities and income taxes payable, provided for $33.0 million in cash. Increases in Federal ESPC receivables used an additional $38.0 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $32.0 million of net cash during the three months ended March 31, 2017. During that period, we had net loss of $1.7 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange gain and other non-cash items totaling $5.7 million. Decreases accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, and an increase in other liabilities provided $34.5 million in cash. These were offset by increases in prepaid expenses and other current assets, project development costs and other assets and a decrease in accounts payable, accrued expenses and other current liabilities and income taxes payable, which used $36.0 million. An increase in Federal ESPC receivables used an additional $34.4 million.
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2018 used $35.2 million. We invested $12.8 million on purchases of energy assets during the three months ended March 31, 2018. In addition, we invested $1.0 million in purchases of other property and equipment and $21.3 million related to acquisitions of renewable energy plants.
Cash flows from investing activities during the three months ended March 31, 2017 used $29.1 million. Development of our renewable energy plants used $29.1 million. In addition, we invested $0.4 million in purchases of other property. This was offset by proceeds from the sales of assets of $2.8 million.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2018 provided $84.1 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $37.3 million, proceeds from project financings of $33.5 million, net draws on our revolving credit facility of $17.4 million, proceeds from exercises of options of $0.7 million. This was partially offset by payments on long-term debt of $2.3 million, net proceeds from redeemable non-controlling interests of $0.1 million, repurchase of common stock of $1.8 million, including fees and payments of financing fees of $0.6 million.
Cash flows from financing activities during the three months ended March 31, 2017 provided $64.6 million. This was primarily due to proceeds received from Federal ESPC projects of $35.2 million, $8.8 million received under sale-leaseback financings, proceeds from project financings of $12.9 million, proceeds from exercises of options of $0.2 million, net draws on our revolving credit facility of $18.0 million and net proceeds from redeemable non-controlling interests of $0.1 million. These was partially offset by payments on long-term debt of $8.0 million, payments of financing fees of $0.3 million, and repurchase of stock of $2.0 million, including fees.
See Note 13 Long-term Debt of Notes to Consolidated Financial Statements for additional discussion of items impacting the Company’s liquidity.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of March 31, 2018 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$45,033	$—	$45,033	$—	$—
Term Loan	21,000	6,000	15,000	—	—
Project Financing:
Construction and term loans	150,188	15,783	63,920	46,236	24,249
Federal ESPC liabilities(1)	244,341	—	244,341	—	—
Interest obligations(2)	78,797	12,914	21,512	15,420	28,951
Capital lease liabilities	35,868	4,464	13,630	4,799	12,975
Operating leases	28,624	$6,269	$9,515	$6,108	$6,732
Total	$603,851	$45,430	$412,951	$72,563	$72,907

(1)
Federal ESPC arrangements relate to the installation and construction of projects, and energy assets for certain customers, typically federal governmental entities, where we assign to the third-party lenders our right to customer receivables. We are relieved of the liability when the project is completed and accepted by the customer. We typically expect to be relieved of the liability between one and three years from the date of project construction commencement. The table does not include, for our Federal ESPC liability arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the lender and the amount received by us from the lender for such sale.

(2)
For the revolving and term loan portions of our senior secured credit facility, and the February 2018 term loan, the table above assumes that the variable interest rate in effect at March 31, 2018 remains constant for the term of the facility. Excludes interest on construction loans payable and lines of credit due to no stated payment terms.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2018, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and account for revenue recognition under the new accounting standard.There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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
For additional information about certain proceedings, please refer to Note 7, “Commitments and Contingencies”, to our Condensed Consolidated Financial Statements included included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of March 31, 2018, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended March 31, 2018 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	32,957	8.15	32,957	$5,009,942
February 1, 2018 - February 28, 2018	150,841	8.33	150,841	$3,749,720
March 1, 2018 - March 31, 2018	28,333	8.30	28,333	$3,514,522
Total	212,131	$8.26	212,131	$3,514,522

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: May 3, 2018	By:	/s/ John R. Granara, III
John R. Granara, III
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)