Form 10-Q
period 2018-06-30
Ameresco, Inc.
filed 2018-08-08
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 6, 2018
Class A Common Stock, $0.0001 par value per share	27,747,511
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,952	$24,262
Restricted cash	15,103	15,751
Accounts receivable, net	115,596	85,121
Accounts receivable retainage, net	14,669	17,484
Costs and estimated earnings in excess of billings	64,656	104,852
Inventory, net	8,264	8,139
Prepaid expenses and other current assets	14,853	14,037
Income tax receivable	17,237	6,053
Project development costs	16,095	11,379
Total current assets	294,425	287,078
Federal ESPC receivable	246,918	248,917
Property and equipment, net	6,255	5,303
Energy assets, net	404,888	356,443
Goodwill	57,268	56,135
Intangible assets, net	2,414	2,440
Other assets	31,927	27,635
Total assets	$1,044,095	$983,951

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$27,451	$22,375
Accounts payable	115,805	135,881
Accrued expenses and other current liabilities	22,800	23,260
Billings in excess of cost and estimated earnings	19,907	19,871
Income taxes payable	1,298	755
Total current liabilities	187,261	202,142
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	221,274	173,237
Federal ESPC liabilities	238,617	235,088
Deferred income taxes, net	8,505	584
Deferred grant income	6,912	7,188
Other liabilities	18,496	18,754
Commitments and contingencies (Note 7)

Redeemable non-controlling interests	12,322	10,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2018	2017
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,818,008 shares issued and 27,732,511 shares outstanding at June 30, 2018, 29,406,315 shares issued and 27,533,049 shares outstanding at December 31, 2017	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	119,257	116,196
Retained earnings	247,080	235,844
Accumulated other comprehensive loss, net	(4,063)	(5,626)
Less - treasury stock, at cost, 2,085,497 shares at June 30, 2018 and 1,873,266 shares at December 31, 2017	(11,571)	(9,799)
Total stockholders’ equity	350,708	336,620
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,044,095	$983,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$196,982	$166,665	$364,392	$301,275
Cost of revenues	154,206	131,257	286,143	239,943
Gross profit	42,776	35,408	78,249	61,332
Selling, general and administrative expenses	28,801	26,650	56,005	53,137
Operating income	13,975	8,758	22,244	8,195
Other expenses, net	3,966	1,738	7,510	3,564
Income before provision (benefit) for income taxes	10,009	7,020	14,734	4,631
Income tax provision (benefit)	1,307	1,060	(1,472)	415
Net income	8,702	5,960	16,206	4,216
Net (income) loss attributable to redeemable non-controlling interests	—	(129)	(516)	971
Net income attributable to common shareholders	$8,702	$5,831	$15,690	$5,187
Net income per share attributable to common shareholders:
Basic	$0.19	$0.13	$0.35	$0.11
Diluted	$0.19	$0.13	$0.34	$0.11
Weighted average common shares outstanding:
Basic	45,470,000	45,463,000	45,469,000	45,488,000
Diluted	46,406,000	45,675,000	46,272,000	45,601,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net income	$8,702	$5,960
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax (provision) benefit of $20 and $195, respectively	158	(331)
Foreign currency translation adjustments	(435)	373
Total other comprehensive income (loss)	(277)	42
Comprehensive income	8,425	6,002
Comprehensive (income) attributable to redeemable non-controlling interests	—	(129)
Comprehensive income attributable to common shareholders	$8,425	$5,873

	Six Months Ended June 30,
	2018	2017
Net income	16,206	4,216
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax (provision) benefit of $409 and $147, respectively	1,561	(129)
Foreign currency translation adjustments	2	382
Total other comprehensive income	1,563	253
Comprehensive income	17,769	4,469
Comprehensive (income) loss attributable to redeemable non-controlling interests	(516)	971
Comprehensive income attributable to common shareholders	$17,253	$5,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands, except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	$(5,626)	1,873,266	$(9,799)	$336,620
Cumulative impact from the adoption of ASU No. 2014-09 (Note 2)	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Exercise of stock options	—	385,618	—	—	—	2,101	—	—	—	—	2,101
Stock-based compensation expense	—	—	—	—	—	747	—	—	—	—	747
Employee Stock Purchase Plan	—	26,075	—	—	—	213	—	—	—	—	213
Open market purchase of common shares	—	(212,231)	—	—	—	—	—	—	212,231	(1,772)	(1,772)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	1,561	—	—	1,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	—	—	2
Contributions from redeemable non-controlling interests	1,673	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(205)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	516	—	—	—	—	—	15,690	—	—	—	15,690
Balance, June 30, 2018	$12,322	27,732,511	$3	18,000,000	$2	$119,257	$247,080	$(4,063)	2,085,497	$(11,571)	$350,708
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,206	$4,216
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation of energy assets	12,946	10,220
Depreciation of property and equipment	1,072	1,336
Amortization of deferred financing fees	838	786
Amortization of intangible assets	502	716
Provision for bad debts	303	15
Gain on sale of assets	—	(104)
Unrealized gain (loss) on ineffectiveness of swaps	(133)	(178)
Stock-based compensation expense	747	650
Deferred income taxes	9,174	(1,867)
Unrealized foreign exchange (gain) loss	900	(712)
Changes in operating assets and liabilities:
Accounts receivable	(23,750)	18,561
Accounts receivable retainage	2,704	(779)
Federal ESPC receivable	(69,276)	(72,781)
Inventory, net	(125)	2,626
Costs and estimated earnings in excess of billings	29,824	4,101
Prepaid expenses and other current assets	3,490	906
Project development costs	(5,331)	(4,066)
Other assets	(1,380)	406
Accounts payable, accrued expenses and other current liabilities	(24,365)	(15,720)
Billings in excess of cost and estimated earnings	(1,421)	212
Other liabilities	578	(60)
Income taxes payable	(10,640)	97
Cash flows from operating activities	(57,137)	(51,419)
Cash flows from investing activities:
Purchases of property and equipment	(2,056)	(1,231)
Purchases of energy assets	(26,197)	(51,393)
Proceeds from sale of assets of a business	—	2,777
Acquisitions, net of cash received	(34,044)	(2,409)
Cash flows from investing activities	(62,297)	(52,256)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Payments of financing fees	(2,285)	(1,614)
Proceeds from exercises of options and ESPP	2,314	1,077
Repurchase of common stock	(1,772)	(2,269)
Proceeds from senior secured credit facility, net	6,100	13,200
Proceeds from long-term debt financings	58,634	41,565
Proceeds from Federal ESPC projects	69,664	74,036
Proceeds from Federal ESPC energy assets	690	—
Proceeds from sale-leaseback financings	—	21,454
Contributions from redeemable non-controlling interests, net	1,468	1,421
Payments on long-term debt	(10,776)	(35,987)
Cash flows from financing activities	124,037	112,883
Effect of exchange rate changes on cash	(231)	(56)
Net increase in cash, cash equivalents, and restricted cash	4,372	9,152
Cash, cash equivalents, and restricted cash, beginning of period	60,105	52,826
Cash, cash equivalents, and restricted cash, end of period	$64,477	$61,978
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,183	$5,711
Cash paid for income taxes	$1,903	$2,371
Non-cash Federal ESPC settlement	$66,798	$9,310
Accrued purchases of energy assets	$10,586	$8,606
Conversion of revolver to term loan	$25,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$27,952	$27,131
Short-term restricted cash	15,103	16,565
Long-term restricted cash included in other assets	21,422	18,282
Total cash and cash equivalents, and restricted cash	$64,477	$61,978

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
The condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and three investment funds formed to fund the purchase of solar energy systems, which are consolidated with the Company as variable interest entities (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. The Company prepares its financial statements in conformity with GAAP.
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
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 8. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of June 30, 2018 and December 31, 2017, the Company classified the non-current portion of restricted cash of $21,422 and $20,092, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Six Months Ended June 30,
	2018	2017
Allowance for doubtful accounts, beginning of period	$3,315	$7,836
Charges to costs and expenses	303	15
Account write-offs and other	(159)	(3,945)
Allowance for doubtful accounts, end of period	$3,459	$3,906
During the year ended ended December 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $2,394 was recorded as an allowance for doubtful accounts in accounts receivable, net. During 2017 a settlement was reached with this customer and the Company has no additional exposure for the remaining receivables.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. No amounts were determined to be uncollectible as of June 30, 2018 and December 31, 2017.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party investors that provide construction and permanent financing for such contracts. Upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the assigned ESPC receivable from the government and corresponding ESPC liability are eliminated from the Company’s condensed consolidated financial statements.
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $2,948 and $1,524 were included in other long-term assets as at June 30, 2018 and December 31, 2017, respectively.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated energy asset. There was $744 and $1,369 of interest capitalized for the three months ended June 30, 2018 and 2017, respectively. There was $1,738 and $2,527 of interest capitalized for the six months ended June 30, 2018 and 2017, respectively
Routine maintenance costs are expensed in the current year’s consolidated statements of income (loss) to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of the Company’s assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period until the next required major maintenance or overhaul.

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
The Company did not receive any Section 1603 grants during the six months ended June 30, 2018 or June 30, 2017. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,912 and $7,188 recorded in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
See Note 5 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include, the fair value of derivatives determined to be assets, the non-current portion of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of June 30, 2018 and December 31, 2017, the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended its agreement with the investor whereas the investor has committed up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended its agreement with the investor to extend the end date of the agreement to June 30, 2018. Additionally, the Company sold and contemporaneously leased back one solar PV project to a separate investor, not a party to the master lease agreement, under a new agreement during the six months ended June 30, 2017. No sale-leaseback agreements were entered into during the three and six months ended June 30, 2018. See below for a summary of solar PV project sales in prior year under our sale-leaseback agreements:

Quarter Ended	# Solar PV Projects Sold (actual #’s)_	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term (years)	Minimum Lease Payment	Maximum Lease Payment
June 30, 2017	4	$12,671	$932	$144	$5,774	20	$4	$252

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

As part of the agreement, the Company was a party to a master lease agreement that provides for the sale of solar PV projects to a third-party investor and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar PV project under the sale-leaseback arrangement is “integral equipment.” A solar PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar PV project at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). Net amortization expense in cost of revenues related to deferred gains and losses was $(46) and $(15) of net gains for the three months ended June 30, 2018 and 2017, respectively. Net amortization expense in cost of revenues related to deferred gains and losses was $(105) and $(24) of net gains for the six months ended June 30, 2018 and 2017, respectively.
A summary of amounts related to sale leasebacks in the Company’s consolidated balance sheets is as follows:

	June 30,	December 31,
	2018	2017
Capital lease assets, net	$36,690	$36,676
Deferred loss, short-term, net	115	118
Deferred loss, long-term, net	1,975	2,054
Total deferred loss	$2,090	$2,172
Capital lease liabilities, short-term	4,718	4,157
Capital lease liabilities, long-term	29,425	30,712
Total capital lease liabilities	$34,143	$34,869
Deferred gain, short-term, net	318	338
Deferred gain, long-term, net	5,467	5,835
Total deferred gain	$5,785	$6,173
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2033. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains.
See Note 9 for additional disclosures.
Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded an adjustment to

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

retained earnings on January 1, 2018 due to the cumulative impact of adopting Topic 606. See Note 3 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition discussed below.
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
Operations & Maintenance (“O&M”) - After an energy efficiency or renewable energy project is completed, the Company often provides ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, the Company frequently maintains staff on-site to perform these services.
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
Energy Assets - The Company’s service offerings also includes the sale of electricity, processed renewable gas fuel, heat or cooling from the portfolio of assets that the Company owns and operates. The Company has constructed and is currently designing and constructing a wide range of renewable energy plants using landfill gas (“LFG”), wastewater treatment biogas, solar, biomass, other bio-derived fuels, wind and hydro sources of energy. Most of the Company’s renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. The Company purchases the LFG that otherwise would be combusted or vented, process it, and either sell it or use it in its energy plants. The Company has also designed and built, as well as own, operate and maintain, plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turn it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. Where the Company owns and operates energy producing assets, the Company typically enters into a long-term power purchase agreement (“PPA”) for the sale of the energy. Many of the Company’s energy assets also produce environmental attributes, commonly referred to as renewable energy credits (“RECs”). In most cases, the Company sells RECs under separate agreements with third parties other than the PPA customer.
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
The Company has presented all deferred tax assets and liabilities as net and noncurrent on its consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, capital lease assets and liabilities, contingent considerations, short- and long-term, borrowings interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, contingent considerations, and short-term borrowings approximate fair value.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, commodity swaps, accounts payable, accrued expenses, capital lease assets and liabilities, contingent considerations, and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, contingent considerations, and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 8.
The Company accounts for its interest rate and commodity swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument.
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
The Company is required to recognize compensation expense for only the portion of options that are expected to vest. If there are any modifications or cancellations of the underlying invested securities or the terms of the stock option, it may be

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense. As a result of the adoption of ASU 2016-09 during Fiscal 2017, no significant changes were made to the Company’s accounting for forfeitures. After this adoption the Company recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable.
For the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense, including expense related to the ESPP, of $392 and $307, respectively, in connection with the stock-based payment awards. For the six months ended June 30, 2018 and 2017, the stock-based compensation expense was $747 and $650, respectively. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of June 30, 2018, there was $3,478 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2018 or during the year ended December 31, 2017.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended June 30, 2018, the Company repurchased 100 shares of common stock in the amount of $1. During the six months ended June 30, 2018, the Company repurchased 212,231 shares of common stock in the amount of $1,772, including fees of $9. During the year ended December 31, 2017, the Company repurchased 574,848 shares of common stock in the amount of $3,412, including fees of $23.
Derivative Financial Instruments
In the normal course of business, the Company utilizes derivatives contracts as part of its risk management strategy to manage exposure to market fluctuations in interest and commodity rates. These instruments are subject to various credit and market risks. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. The Company seeks to manage credit risk by entering into financial instrument transactions only through counterparties that the Company believes to be creditworthy.
Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates and commodity prices and rates. The Company seeks to manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. As a matter of policy, the Company does not use derivatives for speculative purposes. The Company considers the use of derivatives with all financing transactions to mitigate risk.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$8,702	$5,831	$15,690	$5,187
Basic weighted-average shares outstanding	45,470,000	45,463,000	45,469,000	45,488,000
Effect of dilutive securities:
Stock options	936,000	212,000	803,000	113,000
Diluted weighted-average shares outstanding	46,406,000	45,675,000	46,272,000	45,601,000
For the three months ended June 30, 2018 and 2017, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,330,000 and 2,641,897. For the six months ended June 30, 2018 and 2017, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,515,000 and 2,749,102.
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
Redeemable Non-Controlling Interests
In September 2015, the Company formed an investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. In June 2017, the Company formed a second investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. In June 2018, the Company formed a third investment fund with a third party investor which granted the investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company entered into these agreements in order to finance the costs of constructing energy assets which are under long-term customer contracts. The Company has determined that these entities qualify as VIEs and that it is the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its consolidated financial statements. The Company will recognize the investors’ share of the net assets of the subsidiaries as redeemable non-controlling interests in its consolidated balance sheet.

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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09 (Topic 606), which the Company adopted on January 1,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

2018. The Company adopted ASU 2018-07 during the second quarter of 2018. The adoption had little to no impact on the Company’s consolidated financial statements, as the Company currently has not issued share-payments to non-employees.
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
Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standard Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow entities to reclassify the income tax effects of tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact ASU 2018-02 on its consolidated financial statements.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net decrease to beginning retained earnings of $4,454 on January 1, 2018 due to the cumulative impact of adopting Topic 606, as detailed below.

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
In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of income (loss) and balance sheets was as follows:

	Impact of changes in accounting policies
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues	$196,982	$194,698	$2,284	$364,392	$362,937	$1,455
Cost of revenues	154,206	150,336	3,870	286,143	284,497	1,646
Gross profit	42,776	44,362	(1,586)	78,249	78,440	(191)
Operating expenses:
Selling, general and administrative expenses	28,801	28,801	—	56,005	56,005	—
Operating income	13,975	15,561	(1,586)	22,244	22,435	(191)
Other expenses, net	3,966	3,966	—	7,510	7,510	—
Income before benefit for income taxes	10,009	11,595	(1,586)	14,734	14,925	(191)
Income tax (benefit) provision	1,307	1,641	(334)	(1,472)	(1,453)	(19)
Net income	8,702	9,954	(1,252)	16,206	16,378	(172)
Net (income) attributable to redeemable non-controlling interests	—	—	—	(516)	(516)	—
Net income attributable to common shareholders	$8,702	$9,954	$(1,252)	$15,690	$15,862	$(172)
Basic income per share	$0.19	$0.22	$(0.03)	$0.35	$0.35	$—
Diluted income per share	$0.19	$0.21	$(0.02)	$0.34	$0.34	$—

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

	June 30, 2018
(in thousands)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Costs and estimated earnings in excess of billings	$64,656	$72,397	$(7,741)
Prepaid expenses and other current assets	14,853	11,798	3,055
Liabilities:
Accrued expenses and other current liabilities	22,800	21,252	1,548
Deferred income taxes, net	8,505	10,112	(1,607)
Shareholders' Equity:
Retained earnings	247,080	251,707	(4,627)
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three and six months ended June 30, 2018.

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended June 30, 2018
Project revenue	$80,877	$47,437	$5,317	$1,201	$4,200	$139,032
O&M revenue	4,069	9,566	—	2,258	—	15,893
Energy assets	3,799	1,140	1,017	16,501	335	22,792
Other	33	71	1,624	(39)	17,576	19,265
Total revenues	$88,778	$58,214	$7,958	$19,921	$22,111	$196,982
Six months ended June 30, 2018
Project revenue	$146,317	$85,275	$12,253	$2,100	$4,770	$250,715
O&M revenue	7,964	18,744	19	4,254	—	30,981
Energy assets	8,780	1,909	1,383	31,615	599	44,286
Other	408	71	3,207	69	34,655	38,410
Total revenues	$163,469	$105,999	$16,862	$38,038	$40,024	$364,392

Geographical Regions
Three Months Ended June 30, 2018
United States	$88,778	$58,214	$648	$19,921	$17,543	$185,104
Canada	—	—	7,310	—	173	7,483
Other	—	—	—	—	4,395	4,395
Total revenues	$88,778	$58,214	$7,958	$19,921	$22,111	$196,982
Six months ended June 30, 2018
United States	$163,469	$105,999	$1,168	$38,038	$33,891	$342,565
Canada	—	—	15,694	—	228	15,922
Other	—	—	—	—	5,905	5,905
Total revenues	$163,469	$105,999	$16,862	$38,038	$40,024	$364,392

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	June 30, 2018
Accounts receivable, net	$85,121	$115,596
Accounts receivable retainage, net	17,484	14,669
Contract Assets:
Costs and estimated earnings in excess of billings	95,658	64,656
Contract Liabilities:
Billings in excess of cost and estimated earnings	27,248	27,254

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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advance payments received on project contracts. As of June 30, 2018, the Company classified $7,347 as a non-current liability, included in other liabilities on the consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the six months ended June 30, 2018 was primarily due to billings of approximately $285,321, offset in part by revenue recognized of $236,327. The change in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2018, the Company recognized revenue of $60,492, and billed customers $50,119, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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

Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers. For most of the Company’s contracts, there are multiple promises of goods or services. Typically, the Company provides a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, the Company considers the bundle of goods and services to be a single performance obligation. The Company may also promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At June 30, 2018, the Company had backlog of approximately $1,575,000. Approximately 26%, of our June 30, 2018 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.

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
As of January 1, 2018, the Company capitalized $927 in commission costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three and six months ended June 30, 2018, the amortization of commission costs related to contracts were not material and have been included in the accompanying consolidated statements of income (loss). Additionally, no impairment charges in connection with the Company’s commission costs or project development costs were recorded during the period ended June 30, 2018.
The Company analyzed the impact of adoption of Topic 606 on the Company’s project development costs and determined no change in the Company’s accounting policy was required. In the three and six months ended June 30, 2018, $3,570 and $6,010, respectively, of project development costs were recognized in the consolidated statement of income (loss) on projects that converted to customer contracts.

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
Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of this transaction. Specifically, the assigned values for energy assets, intangibles, and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements.
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The Company paid $2,409 to acquire the assets under construction, and assumed $5,635 of associated non-recourse financing.
During the six months ended June 30, 2018, the Company acquired one solar project for total consideration $20,770, of which $1,307 will be paid upon final completion which the Company expects will be in 2019. The Company also entered into a definitive agreement to acquire another solar project from the same developer. The total consideration for this solar project is $32,900. For both projects, as of June 30, 2018, the Company has paid $32,000 to the developer of the projects. As of June 30, 2018, the $32,000 is included in project assets on the consolidated balance sheet.
During the three months ended June 30, 2018, the Company completed an acquisition with a total purchase price of $2,326, of which, $1,901 has been paid to date. The remaining balance is attributed to a contingent consideration holdback. No debt was assumed or cash acquired in the transaction. The pro forma effects of these acquisitions on our operations were not material.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2018	2017
Accounts receivable	$353	$—
Prepaid expenses and other current assets	—	256
Property and equipment and energy assets	20,770	7,788
Intangibles	500	—
Goodwill	1,431	—
Accounts payable	(42)	—
Purchase price	$23,096	$8,044
Total, net of cash received	$23,096	$8,044
Debt assumed	$—	$5,635
Total fair value of consideration	$23,096	$2,409
The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.
During the six months ended June 30, 2018, the Company entered into a definitive agreement to acquire 4 solar projects from another developer. The total consideration for these solar projects is $16,100. To date the Company has paid $3,000 for these projects. As of June 30, 2018, $3,000 is included in project assets on the consolidated balance sheet.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2017	$24,759	$3,375	$3,494	$—	$24,507	$56,135
Goodwill acquired during the year	—	1,431	—	—	—	1,431
Currency effects	—	—	(157)	—	(141)	(298)
Balance, June 30, 2018	$24,759	$4,806	$3,337	$—	$24,366	$57,268
Accumulated Goodwill Impairment Balance, December 31, 2017	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, June 30, 2018	$—	$—	$(1,016)	$—	$—	$(1,016)
The Company completed an acquisition during the three months ended June 30, 2018 which resulted in a $1,431 increase in goodwill.
Since the Company’s annual goodwill impairment test there have been no events that would have triggered a need for an interim impairment test.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

intangible asset. The Company completed an acquisition during the three months ended June 30, 2018 which resulted in a $500 increase in customer relationships. This will be amortized over an eight year period.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2018	2017
Gross Carrying Amount
Customer contracts	$7,720	$7,786
Customer relationships	12,252	11,863
Non-compete agreements	3,038	3,052
Technology	2,728	2,751
Trade names	543	546
	26,281	25,998
Accumulated Amortization
Customer contracts	7,720	7,786
Customer relationships	9,941	9,557
Non-compete agreements	3,036	3,048
Technology	2,645	2,642
Trade names	525	525
	23,867	23,558
Intangible assets, net	$2,414	$2,440
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended June 30, 2018 and 2017 related to customer contracts was $0 and $8, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 related to customer contracts was $0 and $15, respectively. Amortization expense for the three months ended June 30, 2018 and 2017 related to all other acquired intangible assets was $249 and $328, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 related to all other acquired intangible assets was $502 and $701, respectively.

6. INCOME TAXES
The provision for income taxes was $1,307 and $1,060 for the three months ended June 30, 2018 and 2017, respectively. The provision (benefit) for income taxes was $(1,472) and $415 for the six months ended June 30, 2018 and 2017, respectively. The estimated 2018 effective tax rate is 13.1% for the three months ended June 30, 2018 compared to a 15.1% estimated annual effective tax rate for the three months ended June 30, 2017. The estimated 2018 effective tax rate was (10.0)% for six months ended June 30, 2018 compared to a 9% estimated annual effective tax rate for the six months ended June 30, 2017.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2018 were the effects of a $4,600 benefit of the 2017 Section 179D deduction, which was extended in February 2018 and treated as a discrete event in the year to date period, and the use of investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. As part of the Bipartisan Budget Act signed into law on February 9, 2018 the Section 179D deduction for 2017 was retroactively extended. The Section 179D deduction expired on December 31, 2017.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2017	$600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, June 30, 2018	$600
At June 30, 2018 and December 31, 2017, the Company had approximately $600 of total gross unrecognized tax benefits. At June 30, 2018 and December 31, 2017, the Company had approximately $80 of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of EEX in the second quarter of 2014, the former owners of EEX (See note 4), who are now employees of the Company, may be entitled to receive up to 4,500 GBP ($5,941 converted as of June 30, 2018) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of June 30, 2018 and December 31, 2017, respectively, as milestones are not considered likely to be achieved.
During the three months ended June 30, 2018, the Company completed an acquisition which provided for a $425 cash consideration holdback contingent upon the Company collecting certain acquired receivables. The contingent consideration will be paid fifteen months from the completion of the acquisition and is recorded in the other liabilities line on the consolidated balance sheets.

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2018	2017
Assets:
Interest rate swap instruments	2	$1,298	$233
Commodity swap instruments	2	21	—
Total assets		$1,319	$233
Liabilities:
Interest rate swap instruments	2	$2,414	$3,529
Commodity swap instruments	2	66	—
Total liabilities		$2,480	$3,529
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
The fair value of the Company’s commodity swaps was determined using a cash flow analysis on the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. As part of this valuation, the Company considered the credit ratings of the counterparties to the commodity swaps to determine if a credit risk adjustment was required.
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. At June 30, 2018 and December 31, 2017 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the six months ended June 30, 2018 and the year ended December 31, 2017. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of June 30, 2018		As of December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (Level 2)	$214,553	$214,508	$160,108	$160,598

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets, among other items. There were no assets recorded at fair value on a non-recurring basis at June 30, 2018 or December 31, 2017.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At June 30, 2018 and December 31, 2017, the following table presents information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,251	Other assets	$233
Interest rate swap contracts	Other liabilities	$2,162	Other liabilities	$3,529
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$47	Other assets	$—
Interest rate swap contracts	Other liabilities	$252	Other liabilities	$—
Commodity swap contracts	Other assets	$21	Other assets	$—
Commodity swap contracts	Other liabilities	$66	Other liabilities	$—
All but five of the Company’s derivatives were designated as hedging instruments as of June 30, 2018 and all but one of the Company’s derivatives were designated as hedging instruments as of December 31, 2017.

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of Gain Recognized in Net Income (Loss)	Amount of Gain Recognized in Net Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(31)	$(55)	$(133)	$(178)
Derivatives not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(61)	$—	$(73)	$—
Commodity swap contracts	Other expenses, net	$45	$—	$45	$—

Six Months Ended
June 30, 2018
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(1,745)
Unrealized gain recognized in AOCI	1,689
Gain reclassified from AOCI to other expenses, net	(125)
Accumulated loss in AOCI at the end of the period	$(181)
Interest Rate Swaps
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 3.74% and expires in December 2024. This swap was designated as a hedge in March 2013. During the second quarter of 2014, this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive loss and recorded as a reduction to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter of 2014. During the second quarter 2018, this swap was de-designated hedge as a result of the expected pay down of the associated hedged debt principal. As a result, $34 was reclassified from accumulated other comprehensive loss and recorded to other expenses, net in the Company’s consolidated statements of income (loss) during the six months ended June 30, 2018.
In June 2018, the company entered into a fifteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in return receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covers an initial notional amount of $10,000 variable rate note at a fixed rate of 3.19%, with an effective date of June 2018 and expires in June 2033. This interest swap has been designated as a hedging instrument.
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
Commodity Swaps
In March 2018, the company entered into a one-year commodity swap contract under which the Company agreed to pay an amount equal to a specified fixed rate for natural gas times a notional volume amount, and to in turn receive an amount equal to a specified variable rate for natural gas times the same notional volume amount. The swap covers an initial notional volume amount of 323,390 million British thermal units, (“MMBtus”) of natural gas at a fixed rate of $2.84 per MMBtu, with an effective date of May 2018 and expires in April 2019. This commodity swap is not designated as a hedging instrument.
In April 2018, the company entered into a one-year commodity swap contract under which the Company agreed to pay an amount equal to a specified fixed rate for natural gas times a notional volume amount, and to in turn receive an amount equal to a specified variable rate for natural gas times the same notional volume amount. The swap covers an initial notional volume amount of 437,004 MMBtus of natural gas at a fixed rate of $2.68 per MMBtu, with an effective date of May 2019 and expires in April 2020. This commodity swap is not designated as a hedging instrument.
In April 2018, the company entered into a one-year commodity swap contract under which the Company agreed to pay an amount equal to a specified fixed rate for natural gas times a notional volume amount, and to in turn receive an amount equal to a specified variable rate for natural gas times the same notional volume amount. The swap covers an initial notional volume amount of 435,810 MMBtus of natural gas at a fixed rate of $2.70 per MMBtu, with an effective date of May 2020 and expires in April 2021. This commodity swap is not designated as a hedging instrument.

10. INVESTMENT FUNDS
During the third quarter of 2015, the Company formed an investment fund for the purpose of funding the purchase of a solar energy system. During the second quarter of 2017, the Company formed an additional investment fund for the purpose of funding the purchase of a solar energy system. During the second quarter of 2018, the Company formed an additional investment fund for the purpose of funding the purchase of a solar energy systems. The Company consolidates the investment funds, and all inter-company balances and transactions between the Company and the investment funds are eliminated in its consolidated financial statements. The Company determined that the investment funds meet the definition of a VIE. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
A summary of amounts related to the investment funds in the Company’s consolidated balance sheets is as follows:

	June 30,	December 31,
	2018	2017
Cash	$763	$444
Restricted cash	1,623	1,553
Accounts receivable	448	328
Costs and estimated earnings in excess of billings	539	360
Prepaid expenses and other current assets	140	8
Energy assets, net	73,401	55,712
Accounts payable	181	764
Accrued liabilities	19	74
Other liabilities	86	75
Long term debt, net deferred finance fees	10,882	—
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
The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the second quarter of 2018 has the right, beginning on the fifth anniversary of the final funding of the non-controlling interest holder and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, a call option. The Company’s investment fund formed in the second quarter of 2018 also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, a put option.
The purchase price for the funds investors’ interests under the call options is equal to the fair market value of such interest at the time the option is exercised. The call options are exercisable beginning on the date that specified conditions are met for each respective fund. None of the call options are expected to become exercisable prior to 2021.
The purchase price for the funds investors’ interests in the investment funds under the put options is the lessor of fair market value at the time the option is exercised and a specified amount, ranging from $544 - $917. The put options for these

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The put options are not expected to become exercisable prior to 2022.
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both June 30, 2018 and December 31, 2017 redeemable non-controlling interests were reported at their carrying value totaling $12,322 and $10,338, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.

12. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services, which include the construction of small-scale plants that the company owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that the Company owns and O&M services for customer owned small-scale plants. As of the fourth quarter of 2017, the Company’s U.S. Regions segment now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar-PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During 2017, the Company included in unallocated corporate activity $1,001 as a reserve for a customer who declared bankruptcy. For the three and six months ended June 30, 2018, the Company has not recorded any additional reserve.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal		Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended June 30, 2018
Revenues	$88,778	$58,214		$7,958	$19,921	$22,111	$196,982
Interest income	2	28		—	47	—	77
Interest expense	1,031	247		477	1,467	13	3,235
Depreciation and amortization of intangible assets	1,377	661		290	4,348	377	7,053
Unallocated corporate activity	—	—		—	—	—	(7,751)
Income (loss) before taxes, excluding unallocated corporate activity	4,732	10,078		(285)	2,335	900	17,760
Three Months Ended June 30, 2017
Revenues	$64,834	$59,106	8,991	$8,991	$15,210	$18,524	$166,665
Interest income	—	9		—	18	—	27
Interest expense	565	266		487	940	13	2,271
Depreciation and amortization of intangible assets	554	654		286	3,733	432	5,659
Unallocated corporate activity	—	—		—	—	—	(7,206)
Income before taxes, excluding unallocated corporate activity	3,456	8,881		614	859	416	14,226
Six Months Ended June 30, 2018
Revenues	$163,469	$105,999		$16,862	$38,038	$40,024	$364,392
Interest income	3	48		—	82	—	133
Interest expense	2,222	488		961	2,548	13	6,232
Depreciation and amortization of intangible assets	2,707	1,333		579	8,412	756	13,787
Unallocated corporate activity	—	—		—	—	—	(14,620)
Income (loss) before taxes, excluding unallocated corporate activity	9,350	15,895		(2,647)	4,945	1,812	29,355
Six Months Ended June 30, 2017
Revenues	$109,323	$107,030		$18,492	$30,856	$35,574	$301,275
Interest income	1	15		1	29	—	46
Interest expense	930	533		934	1,697	25	4,119
Depreciation and amortization of intangible assets	1,073	1,307		575	7,541	910	11,406
Unallocated corporate activity	—	—		—	—	—	(14,092)
Income before taxes, excluding unallocated corporate activity	956	14,326		101	2,027	1,313	18,723

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

13. LONG-TERM DEBT
Long-term debt comprised the following:

	Rate as of June 30, 2018	June 30, 2018	December 31, 2017
Senior secured credit facility, due June 2020, interest at varying rates monthly in arrears	4.53%	$53,029	$49,986
Variable rate term loan payable in semi-annual installments through February 2021	4.58%	1,220	1,220
Variable rate term loan payable in semi-annual installments through June 2024	4.08%	8,295	8,295
Variable rate term loan payable in quarterly installments through December 2024	5.58%	8,041	8,757
Term loan payable in quarterly installments through March 2021	7.25%	1,917	2,218
Term loan payable in monthly installments through June 2028	6.11%	4,157	4,551
Variable rate term loan payable in quarterly installments through June 2020	5.58%	31,835	32,711
Variable rate term loan payable in quarterly installments through October 2023	4.83%	17,945	18,346
Term loan payable in quarterly installments through June 2031	4.95%	4,187	4,605
Term loan payable in quarterly installments through February 2034	5.61%	2,920	3,128
Variable rate construction loan payable, due June 2018	7.00%	—	1,721
Term loan payable in quarterly installments through April 2027	4.50%	21,055	13,325
Term loan payable in quarterly installments through March 2028	5.00%	4,156	4,258
Variable rate term loan payable in quarterly installments through December 2027	4.78%	13,475	14,034
Variable rate term loan payable in quarterly installments through August 2022	9.83%	27,536	—
Term loan payable in quarterly installments through December 2038	5.15%	12,345	—
Variable rate term loan payable in semi-annual installments through June 2033	4.38%	9,970	—
Capital leases		34,216	35,013
		$256,299	$202,168
Less - current maturities		27,451	22,375
Less - deferred financing fees		7,574	6,556
Long-term debt		$221,274	$173,237

February 2018 Term Loan
In February 2018, the Company entered into a credit agreement for gross proceeds of $28,500, with a bank for use in providing non-recourse financing for a new renewable natural gas energy asset at a rate of 7.5% above LIBOR. Principal and interest amounts are due in quarterly installments. The note matures on August 31, 2022 with all remaining unpaid amounts outstanding under the agreement due at that time. At June 30, 2018, $27,536 was outstanding under the term loan. The interest rate at June 30, 2018 was 9.8340%.
Senior Secured Credit Facility - Revolver and Term Loan
In June 2018, the Company entered into an additional amendment to the Third Amended and Restated bank credit facility. The amendment added SunTrust Robinson Humphrey, Inc as an additional lender, increased the aggregate amount of the revolving commitments from $75,000 to $85,000 through the existing June 30, 2020 end date, increased the term loan from

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except share and per share amounts)

$25,000 to $46,000 to reduce the outstanding revolving loan balances by the same amount and, for the period of June 30, 2018 through June 30, 2020, increased the Total Funded Debt to EBITDA covenant ratio from a maximum of 2.75 to 3.00. The total commitment under the amended credit facility (revolving credit, term loan and swing line) was $136,000.
At June 30, 2018 funds of $67,276 is available for borrowing under the revolving credit facility.

June 2018 Term Loan
In June 2018, the Company entered into a non-recourse tern loan with a bank, with an original principal amount of $12,407. The note evidencing the loan bears interest at a fixed rate of 5.15%. The principal and interest payments are due in quarterly installments and matures on December 31, 2038, with all remaining unpaid amounts outstanding under the agreement will be due at that time. At June 30, 2018,  $12,345 was outstanding under the term loan, including debt discounts.
June 2018 Variable Note
In June 2018, the Company entered into a loan agreement for use in providing non-recourse financing for a solar PV project in operation. The loan agreement provides for a $10,000 term loan credit facility and bears interest at a variable rate, with interest payments due in semi-annual installments. The term loan matures on June 15, 2033, and all remaining unpaid amounts outstanding under the facility will be due at that time. At June 30, 2018, $9,970, net of debt discounts, was outstanding under the term loan. The variable interest rate for this loan at June 30, 2018 was 4.38%.
The Company was in compliance with all financial and operational covenants as of June 30, 2018.

14. SUBSEQUENT EVENTS
During the third quarter of 2018, the Company closed the acquisition of three solar projects for total consideration of $40,100. To date the Company has paid $35,300 to the developers of the acquired projects. The Company financed a portion of these acquisitions through tax equity and project debt. The Company expects these projects to achieve commercial operations in late 2018 or early 2019.
In August 2018, the Company repaid all principal, interest and other amounts outstanding under the loan agreement and the other financing documents associated with the 5.58% variable rate term loan originally due December 2024.

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
In September 2015, we entered into an agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. In June 2017, we entered into a separate agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. In June 2018, we entered into a separate agreement with a third party investor which granted the investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We entered into these agreements in order to finance the costs of constructing certain energy assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investors’ share of the net assets of the investors’ funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which are reflected on our consolidated statements of income (loss), may create significant volatility in our reported results of operations, including potentially changing net income available to common stockholders from income to loss, or vice versa, from quarter to quarter.
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
As of June 30, 2018, we had fully-contracted backlog of approximately $679.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,298.5 million. As of June 30, 2017, we had fully-contracted backlog of approximately $631.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,013.5 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of June 30, 2018 and 2017, our 12-month backlog was $354.7 million and $380.1 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $285.9 million and $202.4 million as of June 30, 2018 and 2017, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of uninstalled materials under the revenue recognition requirements of contracts with our customers, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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

The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2018		2017
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$196,982	100.0%	$166,665	100.0%
Cost of revenues	154,206	78.3%	131,257	78.8%
Gross profit	42,776	21.7%	35,408	21.2%
Selling, general and administrative expenses	28,801	14.6%	26,650	16.0%
Operating income	13,975	7.1%	8,758	5.3%
Other expenses, net	3,966	2.0%	1,738	1.0%
Income before provision from income taxes	10,009	5.1%	7,020	4.2%
Income tax provision	1,307	0.7%	1,060	0.6%
Net income	8,702	4.4%	5,960	3.6%
Net (income) loss attributable to redeemable non-controlling interest	—	—%	(129)	(0.1)%
Net income attributable to common shareholders	$8,702	4.4%	$5,831	3.5%

	Six Months Ended June 30,
	2018		2017
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$364,392	100.0%	$301,275	100.0%
Cost of revenues	286,143	78.5%	239,943	79.6%
Gross profit	78,249	21.5%	61,332	20.4%
Selling, general and administrative expenses	56,005	15.4%	53,137	17.6%
Operating income	22,244	6.1%	8,195	2.7%
Other expenses, net	7,510	2.1%	3,564	1.2%
Income before provision (benefit) from income taxes	14,734	4.0%	4,631	1.5%
Income tax provision (benefit)	(1,472)	(0.4)%	415	0.1%
Net income	16,206	4.4%	4,216	1.4%
Net (income) loss attributable to redeemable non-controlling interest	(516)	(0.1)%	971	0.3%
Net income attributable to common shareholders	$15,690	4.3%	$5,187	1.7%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$196,982	$166,665	$30,317	18.2%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$364,392	$301,275	$63,117	20.9%
Revenues increased $30.3 million, or 18.2%, for the three months ended June 30, 2018 compared to the same period of 2017 primarily due to a $23.9 million increase in revenues from our U.S. Regions segment, a $4.7 million increase in our Non-

Solar DG segment, a $3.6 million increase in our All Other segment, offset by $1.0 million decrease in our Canada segment, and a decrease of $0.9 million in our U.S. Federal segment.
Revenues increased $63.1 million, or 20.9%, for the six months ended June 30, 2018 compared to the same period of 2017 primarily due to a $54.1 million increase in revenues from our U.S. Regions segment, a $7.2 million increase in our Non-Solar DG segment, a $4.5 million increase in our All Other segment, offset by $1.6 million decrease in our Canada segment, and a decrease of $1.0 million in our U.S. Federal segment.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Cost of revenues	$154,206	$131,257	$22,949	17.5%
Gross margin	21.7%	21.2%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Cost of revenues	$286,143	$239,943	$46,200	19.3%
Gross margin	21.5%	20.4%
Cost of revenues increased $22.9 million, or 17.5%, and gross margin increased to 21.7%, from 21.2%, for the three months ended June 30, 2018 compared to the same period of 2017, respectively. The increase in cost of revenues and gross margin is primarily due to the increase in revenues from our U.S. Regions segment.
Cost of revenues increased $46.2 million, or 19.3%, and gross margin percentage increased to 21.5%, from 20.4%, for the six months ended June 30, 2018 compared to the same period of 2017, respectively. The increase in cost of revenues and gross margin is primarily due to an increase in project revenues from our U.S. Regions segment and an increase in higher margin energy and incentive revenue from renewable gas assets the Company owns in our Non-Solar DG segment.

Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Selling, general and administrative expenses	$28,801	$26,650	$2,151	8.1%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Selling, general and administrative expenses	$56,005	$53,137	$2,868	5.4%
Selling, general and administrative expenses increased $2.2 million, or 8.1%, for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to an increase in salaries and benefits of $1.9 million resulting from increased headcount. For the six months ended June 30, 2018, selling, general and administrative expenses increased $2.9 million, or 5.4% primarily due to an increase in salaries and benefits of $2.0 million resulting from increased headcount and an increase in project development costs incurred in our Canada segment.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended June 30, 2018 and 2017, we recorded amortization expense related to these intangible assets of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded amortization expense related to these intangible assets of $0.5 million and $0.7 million, respectively.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs, net. Other expenses, net increased $2.2 million and $3.9 million for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, primarily due to increases in interest expense and unfavorable foreign exchange rate fluctuations realized.
Income Before Taxes
Income before taxes increased $3.0 million, or 42.6%, from $7.0 million for the three months ended June 30, 2017 to $10.0 million for the three months ended June 30, 2018 due to the reasons described above. Income before taxes increased $10.1 million, or 218.2%, from $4.6 million for the six months ended June 30, 2017 to $14.7 million for the six months ended June 30, 2018 due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $1.3 million for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017. The estimated annual effective tax rate applied for the three months ended June 30, 2018 was 13.1% compared to 15.1% for the three months ended June 30, 2017. The decrease in the rate compared to the same period in the prior year was due primarily to the effects of the reduction in the U.S. federal statutory tax rate, 21% for 2018 compared to 35% for 2017. The effects of the higher U.S. federal statutory tax rate for 2017 was partially offset by the use of investment tax credits, to which the company was entitled from plants it placed in service in 2017.
The benefit from income taxes was $1.5 million for the six months ended June 30, 2018, compared to a provision of $0.4 million for the six months ended June 30, 2017. The estimated annual effective tax rate applied for the six months ended six months ended June 30, 2018 was (10.0)% compared to 9.0% for the six months ended June 30, 2017. The decrease in the rate compared to the same period in the prior year was due primarily to the effects of a tax deduction under Internal Revenue Code Section 179D and the timing of the recognition of discrete tax items within interim periods.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2018 were the effects of a $4.6 million benefit of the 2017 Section 179D deduction, which was extended in February 2018 and treated as a discrete event in the year to date period, and the use of investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and other energy related tax incentives to which we are entitled fluctuate from year to year based on our investment renewable energy plants we place or expect to place in service in that year.
Net Income and Earnings Per Share
Net income increased $2.7 million, or 46.0%, to $8.7 million for the three months ended June 30, 2018 compared to $6.0 million for the same period of 2017. Net income increased $12.0 million, or 284.4%, to $16.2 million for the six months ended June 30, 2018 compared to $4.2 million for the same period of 2017.
Basic and diluted earnings per share for the three months ended June 30, 2018 were $0.19, an increase of $0.06 per share, compared to the same period of 2017. Basic earnings per share for the six months ended June 30, 2018 were $0.35, an increase of $0.24 per share, compared to the same period of 2017. Diluted earnings per share for the six months ended June 30, 2018 were $0.34, an increase of $0.23 per share, compared to the same period of 2017.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three and six months ended June 30, 2018 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distribution Generation “DG”. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar

DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. As of December 31, 2017, the Company’s U.S. Regions segment now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$88,778	$64,834	$23,944	36.9%
Income before taxes	$4,732	$3,456	$1,276	36.9%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$163,469	$109,323	$54,146	49.5%
Income before taxes	$9,350	$956	$8,394	878.0%
Revenues for our U.S. Regions segment increased $23.9 million, or 36.9%, to $88.8 million for the three months ended June 30, 2018 and increased $54.1 million, or 49.5%, to $163.5 million for the six months ended June 30, 2018 compared to the same period of 2017, primarily due to an increase in project revenues attributable to an increase in the average project size versus the prior year.
Income before taxes for our U.S. Regions segment increased $1.3 million, or 36.9%, to $4.7 million for the three months ended June 30, 2018, and $8.4 million, or 878.0%, to $9.4 million for the six months ended June 30, 2018, compared to the same periods of 2017 primarily due to the increase in revenues described above.
U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$58,214	$59,106	$(892)	(1.5)%
Income before taxes	$10,078	$8,881	$1,197	13.5%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$105,999	$107,030	$(1,031)	(1.0)%
Income before taxes	$15,895	$14,326	$1,569	11.0%
Revenues for our U.S. Federal segment decreased $0.9 million, or 1.5% to $58.2 million for the three months ended June 30, 2018, and decreased $1.0 million, or 1.0% to $106.0 million for the six months ended June 30, 2018 compared to the same period of 2017, primarily due to timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Federal segment increased $1.2 million, or 13.5%, to $10.1 million for the three months ended June 30, 2018, and  $1.6 million, or 11.0%, to $15.9 million for the six months ended June 30, 2018 compared to the same periods of 2017, primarily due to gross profit attributed to a favorable mix of higher margin projects during the second quarter of 2018.

Canada

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$7,958	$8,991	$(1,033)	(11.5)%
Income (loss) before taxes	$(285)	$614	$(899)	(146.4)%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$16,862	$18,492	$(1,630)	(8.8)%
Income (loss) before taxes	$(2,647)	$101	$(2,748)	(2,720.8)%
Revenues for our Canada segment decreased $1.0 million, or 11.5%, to $8.0 million for the three months ended June 30, 2018 and $1.6 million, or 8.8% to $16.9 million for the six months ended June 30, 2018 compared to the same periods of 2017, primarily due to a decrease in project revenues.
Loss before taxes for our Canada segment increased $0.9 million to a loss of $0.3 million for the three months ended June 30, 2018 compared to a income of $0.6 million for the same period of 2017. For the six months ended June 30, 2018, loss before taxes increased $2.7 million to a loss of $2.6 million compared to income of $0.1 million for the same period of 2017. The increase in loss for the three-month and six-month period is primarily due to the decrease in revenues described above, higher project development costs and unfavorable foreign currency exchange rate fluctuations.
Non-Solar DG

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$19,921	$15,210	$4,711	31.0%
Income before taxes	$2,335	$859	$1,476	171.8%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$38,038	$30,856	$7,182	23.3%
Income before taxes	$4,945	$2,027	$2,918	144.0%
Revenues for our Non-Solar DG segment increased $4.7 million, or 31.0%, to $19.9 million for the three months ended June 30, 2018, and increased $7.2 million, or 23.3%, to $38.0 million for the six months ended June 30, 2018, compared to the same periods of 2017, primarily due to an increase in energy and incentive revenue from the Company’s renewable natural gas plant in Michigan which was placed in service in the first half of 2018.
Income before taxes for our Non-Solar DG segment increased $1.5 million, or 171.8%, to $2.3 million for the three months ended June 30, 2018 and $2.9 million or 144.0% to $4.9 million for the six months ended June 30, 2018 compared to the same periods of 2017, primarily due the increase in revenues described above.

All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$22,111	$18,524	$3,587	19.4%
Income before taxes	$900	$416	$484	116.3%
Unallocated corporate activity	$(7,751)	$(7,206)	$(545)	(7.6)%

	Six Months Ended June 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$40,024	$35,574	$4,450	12.5%
Income before taxes	$1,812	$1,313	$499	38.0%
Unallocated corporate activity	$(14,620)	$(14,092)	$(528)	(3.7)%
Revenues for our All Other segment increased $3.6 million, or 19.4%, to $22.1 million for the three months ended June 30, 2018, compared to the same period of 2017 primarily due to an increase in project revenues. Revenues increased $4.5 million or 12.5% to $40.0 million for the six months ended June 30, 2018 compared to the same period of 2017 primarily due to an increase in project revenues and integrated-PV revenues attributed to sales to customers for oilfield microgrid applications.
Income before taxes for our All Other segment increased $0.5 million, or 116.3% to $0.9 million for the three months ended June 30, 2018 and $0.5 million, or 38.0% to $1.8 million six months ended June 30, 2018 compared to the same periods of 2017.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended June 30, 2018 and 2017 was $0.7 million and $1.4 million, respectively. The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2018 and 2017 was $1.7 million and $2.5 million, respectively.
Cash flows from operating activities. Operating activities used $57.1 million of net cash during the six months ended June 30, 2018. During that period, we had net income of $16.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, gain on sale of assets, unrealized foreign exchange gain and other non-cash items totaling $26.3 million. Increase in accounts receivable, including retainage, other assets, project development cost, inventory, and decrease in accrued expenses, billings in excess of costs and estimated earnings, net, and income tax payable used $64.3 million in cash. These were offset by decreases in costs and estimated earnings in excess of billings, prepaids, and increases in other liabilities, provided for $33.9 million in cash. Increases in Federal ESPC receivables used an additional $69.3 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $51.4 million of net cash during the six months ended June 30, 2017. During that period, we had net loss of $4.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange gain and other non-cash items totaling $10.9 million. Decreases accounts receivable, including retainage, inventory, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, and an increase in other liabilities provided $26.1 million in cash. These were offset by increases in prepaid expenses and other current assets, project development costs and other assets and a decrease in accounts payable, accrued expenses and other current liabilities and income taxes payable, which used $19.8 million. An increase in Federal ESPC receivables used an additional $72.8 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2018 used $62.3 million. We invested $26.2 million on purchases of energy assets during the six months ended June 30, 2018. In addition, we invested $2.1 million in purchases of other property and equipment and $34.0 million related to acquisitions of renewable energy plants. We plan to invest an additional $70 million on capital expenditures, principally for energy asset acquisitions and construction, for the remainder of 2018.
Cash flows from investing activities during the six months ended June 30, 2017 used $52.3 million. Development of our renewable energy plants used $51.4 million. In addition, we invested $1.2 million in purchases of other property and equipment and $2.4 million related to the acquisitions of renewable energy assets. This was offset by proceeds from the sales of assets of $2.8 million.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2018 provided $124.0 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $70.4 million, proceeds from project financings of $58.6 million, net proceeds from redeemable non-controlling interests of $1.5 million, net draws on our revolving credit facility of $6.1 million, and proceeds from exercises of stock options and ESPP of $2.3 million. This was partially offset by payments on long-term debt of $10.8 million, repurchase of common stock of $1.8 million, including fees, and payments of financing fees of $2.3 million.
Cash flows from financing activities during the six months ended June 30, 2017 provided $112.9 million. This was primarily due to proceeds received from Federal ESPC projects of $74.0 million, $21.5 million received under sale-leaseback financings, proceeds from project financings of $41.6 million, proceeds from exercises of options of $1.1 million, net draws on our revolving credit facility of $13.2 million and net proceeds from redeemable non-controlling interests of $1.4 million. These was partially offset by payments on long-term debt of $36.0 million, payments of financing fees of $1.6 million, and repurchase of stock of $2.3 million, including fees.
We currently plan additional project financings of approximately $50.0 million for the second half of 2018.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2018, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Item 1A. Risk Factors
As of June 30, 2018, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended June 30, 2018 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	—	—	$3,514,522
May 1, 2018 - May 31, 2018	100	11.50	100	$3,513,372
June 1, 2018 - June 30, 2018	—	—	—	$3,513,372
Total	100	$11.50	100	$3,513,372

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

Exhibit Index

Exhibit Number	Description
10.1*+	Ameresco, Inc. 2017 Employee Stock Purchase Plan, as amended
10.2*
Amendment No. 7 to Third Amended and Restated Credit and Security Agreement dated June 29, 2018 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.3*
Amendment No. 8 to Third Amended and Restated Credit and Security Agreement dated June 29, 2018 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: August 8, 2018	By:	/s/ John R. Granara, III
John R. Granara, III
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)