Form 10-Q
period 2018-09-30
Ameresco, Inc.
filed 2018-11-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 29, 2018
Class A Common Stock, $0.0001 par value per share	27,976,565
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017	1

Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the nine months ended September 30, 2018 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6. Exhibits	50

Signatures	52

Exhibit Index	51

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,539	$24,262
Restricted cash	13,461	15,751
Accounts receivable, net	90,378	85,121
Accounts receivable retainage, net	14,401	17,484
Costs and estimated earnings in excess of billings	66,471	104,852
Inventory, net	8,128	8,139
Prepaid expenses and other current assets	13,123	14,037
Income tax receivable	13,684	6,053
Project development costs	16,776	11,379
Total current assets	300,961	287,078
Federal ESPC receivable	272,953	248,917
Property and equipment, net	6,649	5,303
Energy assets, net	442,018	356,443
Goodwill	58,853	56,135
Intangible assets, net	2,315	2,440
Other assets	30,706	27,635
Total assets	$1,114,455	$983,951

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities	$24,397	$22,375
Accounts payable	119,969	135,881
Accrued expenses and other current liabilities	28,067	23,260
Billings in excess of cost and estimated earnings	32,516	19,871
Income taxes payable	6,348	755
Total current liabilities	211,297	202,142
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees	226,252	173,237
Federal ESPC liabilities	262,484	235,088
Deferred income taxes, net	3,453	584
Deferred grant income	6,774	7,188
Other liabilities	25,404	18,754
Commitments and contingencies (Note 7)

Redeemable non-controlling interests	14,585	10,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share amounts)
	September 30,	December 31,
	2018	2017
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,057,605 shares issued and 27,972,108 shares outstanding at September 30, 2018, 29,406,315 shares issued and 27,533,049 shares outstanding at December 31, 2017	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	121,660	116,196
Retained earnings	258,213	235,844
Accumulated other comprehensive loss, net	(4,101)	(5,626)
Less - treasury stock, at cost, 2,085,497 shares at September 30, 2018 and 1,873,266 shares at December 31, 2017	(11,571)	(9,799)
Total stockholders’ equity	364,206	336,620
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,114,455	$983,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$205,375	$204,744	$569,767	$506,019
Cost of revenues	159,213	163,377	445,356	403,320
Gross profit	46,162	41,367	124,411	102,699
Selling, general and administrative expenses	28,866	27,027	84,871	80,164
Operating income	17,296	14,340	39,540	22,535
Other expenses, net	3,244	1,668	10,754	5,232
Income before provision for income taxes	14,052	12,672	28,786	17,303
Income tax provision	3,351	3,881	1,879	4,296
Net income	10,701	8,791	26,907	13,007
Net (income) loss attributable to redeemable non-controlling interests	—	(298)	(516)	673
Net income attributable to common shareholders	$10,701	$8,493	$26,391	$13,680
Net income per share attributable to common shareholders:
Basic	$0.23	$0.19	$0.58	$0.30
Diluted	$0.23	$0.19	$0.57	$0.30
Weighted average common shares outstanding:
Basic	45,854	45,524	45,599	45,500
Diluted	46,944	45,771	46,509	45,664
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net income	$10,701	$8,791
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax benefit of $181 and $3, respectively	125	62
Foreign currency translation adjustments	(163)	185
Total other comprehensive income (loss)	(38)	247
Comprehensive income	10,663	9,038
Comprehensive (income) attributable to redeemable non-controlling interests	—	(298)
Comprehensive income attributable to common shareholders	$10,663	$8,740

	Nine Months Ended September 30,
	2018	2017
Net income	$26,907	$13,007
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax benefit of $590 and $150, respectively	1,686	(67)
Foreign currency translation adjustments	(161)	567
Total other comprehensive income	1,525	500
Comprehensive income	28,432	13,507
Comprehensive (income) loss attributable to redeemable non-controlling interests	(516)	673
Comprehensive income attributable to common shareholders	$27,916	$14,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	$(5,626)	1,873,266	$(9,799)	$336,620
Cumulative impact from the adoption of ASU No. 2014-09 (Note 2)	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Cumulative impact from the adoption of ASU No. 2017-12 (Note 2)	—	—	—	—	—	—	432	(486)	—	—	(54)
Exercise of stock options	—	625,215	—	—	—	4,114	—	—	—	—	4,114
Stock-based compensation expense	—	—	—	—	—	1,137	—	—	—	—	1,137
Employee Stock Purchase Plan	—	26,075	—	—	—	213	—	—	—	—	213
Open market purchase of common shares	—	(212,231)	—	—	—	—	—	—	212,231	(1,772)	(1,772)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	2,172	—	—	2,172
Foreign currency translation adjustment	—	—	—	—	—	—	—	(161)	—	—	(161)
Contributions from redeemable non-controlling interests	4,038	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(307)	—	—	—	—	—	—	—	—	—	—
Net income	516	—	—	—	—	—	26,391	—	—	—	26,391
Balance, September 30, 2018	$14,585	27,972,108	$3	18,000,000	$2	$121,660	$258,213	$(4,101)	2,085,497	$(11,571)	$364,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$26,907	$13,007
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	19,699	15,822
Depreciation of property and equipment	1,573	1,931
Amortization of deferred financing fees	1,587	1,194
Amortization of intangible assets	771	1,082
Provision for bad debts	483	68
Loss (gain) on disposal / sale of assets	300	(104)
Net gain from derivatives	(367)	(206)
Stock-based compensation expense	1,137	976
Deferred income taxes	3,914	(2,139)
Unrealized foreign exchange (gain) loss	486	(1,494)
Changes in operating assets and liabilities:
Accounts receivable	2,073	22,599
Accounts receivable retainage	3,008	308
Federal ESPC receivable	(111,982)	(119,093)
Inventory, net	10	3,503
Costs and estimated earnings in excess of billings	28,704	(24,403)
Prepaid expenses and other current assets	5,241	(2,271)
Project development costs	(6,984)	(4,028)
Other assets	(1,371)	225
Accounts payable, accrued expenses and other current liabilities	(16,552)	4,772
Billings in excess of cost and estimated earnings	11,166	(4,283)
Other liabilities	194	(255)
Income taxes payable	(2,038)	2,357
Cash flows from operating activities	(32,041)	(90,432)
Cash flows from investing activities:
Purchases of property and equipment	(2,961)	(1,922)
Purchases of energy assets	(44,059)	(68,736)
Proceeds from sale of assets of a business	—	2,777
Acquisitions, net of cash received	(62,687)	(2,409)
Cash flows from investing activities	(109,707)	(70,290)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Payments of financing fees	(3,667)	(2,024)
Proceeds from exercises of options and ESPP	4,327	1,559
Repurchase of common stock	(1,772)	(3,029)
Proceeds (payments) from senior secured credit facility, net	(900)	12,847
Proceeds from long-term debt financings	78,914	48,885
Proceeds from Federal ESPC projects	113,570	122,340
Proceeds for energy assets from Federal ESPC	2,269	—
Proceeds from sale-leaseback financings	5,145	30,611
Contributions from redeemable non-controlling interests, net	3,731	1,358
Payments on long-term debt	(22,825)	(40,228)
Cash flows from financing activities	178,792	172,319
Effect of exchange rate changes on cash	(124)	322
Net increase in cash, cash equivalents, and restricted cash	36,920	11,919
Cash, cash equivalents, and restricted cash, beginning of period	60,105	52,826
Cash, cash equivalents, and restricted cash, end of period	$97,025	$64,745
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,618	$8,152
Cash paid for income taxes	$2,018	$4,432
Non-cash Federal ESPC settlement	$82,536	$66,830
Accrued purchases of energy assets	$7,698	$9,414
Conversion of revolver to term loan	$25,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$64,539	$29,559
Short-term restricted cash	13,461	15,789
Long-term restricted cash included in other assets	19,025	19,397
Total cash and cash equivalents, and restricted cash	$97,025	$64,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

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
The Company is compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies); 2) the sale of energy from the Company’s energy assets and the sale of energy assets; and 3) direct payment for PV equipment and systems.
The condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2017 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and three investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with the Company as variable interest entities (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. The Company prepares its financial statements in conformity with GAAP.
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
(in thousands, except per share amounts)

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
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 8. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of September 30, 2018 and December 31, 2017, the Company classified the non-current portion of restricted cash of $19,025 and $20,092, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Nine Months Ended September 30,
	2018	2017
Allowance for doubtful accounts, beginning of period	$3,315	$7,836
Charges to costs and expenses	483	68
Account write-offs and other	(361)	(4,088)
Allowance for doubtful accounts, end of period	$3,437	$3,816
During the year ended ended December 31, 2016, the Company reserved for certain assets related to a customer who declared bankruptcy. Of this amount, $2,394 was recorded as an allowance for doubtful accounts in accounts receivable, net. During 2017 a settlement was reached with this customer and the Company has no additional exposure for the remaining receivables.
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. No amounts were determined to be uncollectible as of September 30, 2018 and December 31, 2017.
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
(in thousands, except per share amounts)

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
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $3,921 and $1,524 were included in other long-term assets as at September 30, 2018 and December 31, 2017, respectively.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated energy asset. There was $638 and $925 of interest capitalized for the three months ended September 30, 2018 and 2017, respectively. There was $2,376 and $3,452 of interest capitalized for the nine months ended September 30, 2018 and 2017, respectively.
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
(in thousands, except per share amounts)

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
The Company did not receive any Section 1603 grants during the nine months ended September 30, 2018 or September 30, 2017. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,774 and $7,188 recorded in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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
(in thousands, except per share amounts)

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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The liability is estimated on a number of assumptions requiring management’s judgment, including equipment removal costs, site restoration costs, salvage costs, cost inflation rates and discount rates and is credited to its projected future value over time. The capitalized asset is depreciated using the convention of depreciation of plant assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). As of September 30, 2018 and December 31, 2017, the Company had no ARO liabilities recorded.
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
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended this agreement to increase the investor’s commitment up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended this agreement to extend the end date of the agreement to June 30, 2018. Additionally, the Company sold and contemporaneously leased back one solar PV project to another investor, not a party to the master lease agreement, under a new agreement during the nine months ended September 30, 2017. During the third quarter of 2018, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects through August 2019 up to a maximum funding amount of $100,000. During the three and nine months ended September 30, 2018 the Company entered into two sale-leaseback agreements. See below for a summary of solar PV project sales in prior year under our sale-leaseback agreements under this facility:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Quarter Ended	# Solar PV Projects Sold (actual #’s)_	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term (years)	Minimum Lease Payment	Maximum Lease Payment
September 30, 2018	2	$5,145	$611	$—	$2,591	20	$1	$738
September 30, 2017	3	$9,157	$642	$—	$4,114	20	$13	$231

As part of these agreements, the Company was a party to master lease agreements that provides for the sale of solar PV projects to a third-party investor and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar PV project under the sale-leaseback arrangement is “integral equipment.” A solar PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar PV project at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). Net amortization expense in cost of revenues related to deferred gains and losses was $(48) and $(25) of net gains for the three months ended September 30, 2018 and 2017, respectively. Net amortization expense in cost of revenues related to deferred gains and losses was $(153) and $(49) of net gains for the nine months ended September 30, 2018 and 2017, respectively.
A summary of amounts related to sale leasebacks in the Company’s consolidated balance sheets is as follows:

	September 30,	December 31,
	2018	2017
Capital lease assets, net	$38,782	$36,676
Deferred loss, short-term, net	115	118
Deferred loss, long-term, net	1,946	2,054
Total deferred loss	$2,061	$2,172
Capital lease liabilities, short-term	4,838	4,157
Capital lease liabilities, long-term	31,897	30,712
Total capital lease liabilities	$36,735	$34,869
Deferred gain, short-term, net	344	338
Deferred gain, long-term, net	5,935	5,835
Total deferred gain	$6,279	$6,173
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2033. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

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
Energy Assets - The Company’s service offerings also includes the sale of electricity, processed renewable gas fuel, heat or cooling from the portfolio of assets that the Company owns and operates. The Company has constructed and is currently designing and constructing a wide range of renewable energy plants using landfill gas (“LFG”), wastewater treatment biogas, solar, biomass, other bio-derived fuels, wind and hydro sources of energy. Most of the Company’s renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. The Company purchases the LFG that otherwise would be combusted or vented, processes it, and either sells it or uses it in its energy plants. The Company has also designed and built, as well as owns, operates and maintains, plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turns it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. Where the Company owns and operates energy producing assets, the Company typically enters into a long-term power purchase agreement (“PPA”) for the sale of the energy. Many of the Company’s energy assets also produce environmental attributes, commonly referred to as renewable energy credits (“RECs”). In most cases, the Company sells RECs under separate agreements with third parties other than the PPA customer.
The Company recognizes revenues from the sale and delivery of the energy output from renewable energy plants, over time as produced and delivered to the customer, in accordance with specific PPA contract terms. REC revenue is recognized at a

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

point in time, when the RECs are transferred to the customer in accordance with the transfer protocols of the REC market that the Company operates in. In those cases where RECs are sold to the same customer as the energy output, the Company records revenue monthly for both the energy output and the REC output, as generated and delivered to the customer.  =
Other - The Company’s service and product offerings also include integrated-PV and consulting and enterprise energy management services.
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
The Company has presented all deferred tax assets and liabilities as net and noncurrent on its consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.
See Note 6 for additional information on the Company’s income taxes.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, interest rate swaps, commodity swaps, hybrid instruments, accounts payable, accrued expenses, capital lease assets and liabilities, contingent considerations, and short-term and long-term borrowings. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, and short-term borrowings approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 8.
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
The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the acquisition date fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value as contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period. However, contingent considerations related to certain holdbacks and completion payments are considered short-term in nature. These amounts are recorded at full value and are only revalued if one of those underlying assumptions changes.
The Company accounts for its hybrid instruments as embedded derivatives in accordance with related guidance. Under this guidance, the embedded derivative is bifurcated from its host contract and recorded on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s embedded derivatives are determined based on observable market data.
See Note 8 for additional information related to fair value measurements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

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
The Company is required to recognize compensation expense for only the portion of options that are expected to vest. If there are any modifications or cancellations of the underlying invested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense. As a result of the adoption of ASU 2016-09 during fiscal 2017, no significant changes were made to the Company’s accounting for forfeitures. Upon adoption the Company recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable.
For the three months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense, including expense related to the ESPP, of $390 and $326, respectively, in connection with the stock-based payment awards. For the nine months ended September 30, 2018 and 2017, the stock-based compensation expense was $1,137 and $976, respectively. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of September 30, 2018, there was $3,119 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.2 years.
No awards to individuals who were not either an employee or director of the Company occurred during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended September 30, 2018, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2018, the Company repurchased 212 shares of common stock in the amount of $1,772, net of fees of $9. During the year ended December 31, 2017, the Company repurchased 575 shares of common stock in the amount of $3,412, net of fees of $23.
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
The Company recognizes cash flows from derivative instruments as operating activities in the consolidated statements of cash flows. The effective portion of changes in fair value on interest rate swaps designated as cash flow hedges are recognized in the Company’s consolidated statements of comprehensive income (loss). Changes in fair value on derivatives not designated as hedges are recognized in the Company’s consolidated statements of income (loss).
In June 2018, the Company entered into a term loan agreement, discussed in Note 13, that contained an interest make-whole provision. In August 2018, the Company signed a joinder to the above agreement, which added another series of notes to the term loan that also contained an interest make-whole provision. The Company determined that these provisions fulfill the requirements of an embedded derivative instrument that must be bifurcated from its host agreement. The fair value of this hybrid instrument was determined based on available market data using appropriate valuation models, considering all of the rights and obligations of the instrument, and recorded as a liability on the Company’s balance sheet in connection with the derivative liability and a corresponding debt discount. The instrument is revalued periodically and the changes in fair value are recognized as either gains or losses in earnings in the Company’s consolidated statements of income (loss).
In the third quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018. This standard eliminates the requirement to measure and report a hedge’s ineffectiveness separately in earnings going forward and requires a cumulative-effect adjustment to eliminate the separate measure of ineffectiveness to accumulated other comprehensive income for all designated hedges at the time of adoption. As such, the Company recognized an increase to retained earnings and accumulated other comprehensive loss of $432 to remove the cumulative effect of hedging ineffectiveness previously recognized in earnings through 2017. The Company also recognized a decrease in other expenses, net and an increase in accumulated other comprehensive loss of $54 to remove the cumulative effect of hedging ineffectiveness previously recognized in earnings through 2018.
See Notes 8 and 9 for additional information on the Company’s derivative instruments.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$10,701	$8,493	$26,391	$13,680
Basic weighted-average shares outstanding	45,854	45,524	45,599	45,500
Effect of dilutive securities:
Stock options	1,090	247	910	164
Diluted weighted-average shares outstanding	46,944	45,771	46,509	45,664
For the three months ended September 30, 2018 and 2017, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 758 and 2,627, respectively. For the nine months ended September 30, 2018 and 2017, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,273 and 2,605, respectively.
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
Redeemable Non-Controlling Interests
In each of September 2015, June 2017 and June 2018, the Company formed an investment fund with a different third party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has three such investment funds each with a different third party investor.
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
(in thousands, except per share amounts)

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
See Note 10 for additional disclosures.
Recent Accounting Pronouncements
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2017-12 during the third quarter of 2018. Upon adoption, the Company recognized an increase to retained earnings and an accumulated other comprehensive loss of $432 to remove the cumulative effect of hedging ineffectiveness previously recognized in earnings, as of January 1, 2018, for contracts designated as hedging instruments that were outstanding at the beginning of the third quarter 2018. The Company also recognized a decrease in other expenses, net and an increase in accumulated other comprehensive loss of $54 to remove the cumulative effect of hedging ineffectiveness previously recognized in earnings through 2018.
In August 2018, the FASB issues ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-13 on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company will adopt the guidance in the first quarter of 2019, electing to adopt the guidance using the modified retrospective approach. The Company is in the process of its preliminary evaluation, and assessing the impact on the consolidated financial statements, with an anticipated completion date of December 31, 2018. As of September 30, 2018, the Company has made significant progress in assessing the impact of the ASU on the Company’s financial statements and ensuring that all leases are being identified and considered under the new standard. As part of this assessment, the Company is

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

also evaluating the impact the adoption of this ASU will have on its systems and its controls and procedures. The Company will implement targeted changes to its internal reporting process to facilitate the gathering the data needed for the new disclosure requirement. The Company will also implement updates to its control processes and procedures, as necessary, based on changes resulting from the new standard.
In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2018-01 is effective in the same period 2016-02 is adopted. The Company is currently evaluating and assessing the the impact on the consolidated financial statements of the adoption of ASU 2016-02, which is expected to be completed as of December 31, 2018.
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which narrowly amends and clarifies aspects of 2016-02. ASU 2018-10 is effective in the same period 2016-06 is adopted. The Company is currently evaluating and assessing the the impact on the consolidated financial statements of the adoption of ASU 2016-02, which is expected to be completed as of December 31, 2018.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition option when adopting 2016-02 and a practical expedient concerning the separation of components of a contract. The additional transition option allows the Company to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Prior periods will still be required to include all existing disclosure requirements in accordance with ASC Topic 840. ASU 2018-11 is effective in the same period 2016-10 is adopted. The Company is currently evaluating and assessing the the impact on the consolidated financial statements of the adoption of ASU 2016-02, which is expected to be completed as of December 31, 2018.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09 (Topic 606), which the Company adopted on January 1, 2018. The Company adopted ASU 2018-07 during the second quarter of 2018. The adoption had no impact on the Company’s consolidated financial statements, as the Company currently has not issued share-payments to non-employees.
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
(in thousands, except per share amounts)

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net decrease to beginning retained earnings of $4,454 on January 1, 2018 due to the cumulative impact of adopting Topic 606, as detailed below.

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
(in thousands, except per share amounts)

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of income (loss) and balance sheets was as follows:

	Impact of changes in accounting policies
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues	$205,375	$206,048	$(673)	$569,767	$568,985	$782
Cost of revenues	159,213	157,476	1,737	445,356	441,973	3,383
Gross profit	46,162	48,572	(2,410)	124,411	127,012	(2,601)
Operating expenses:
Selling, general and administrative expenses	28,866	28,866	—	84,871	84,871	—
Operating income	17,296	19,706	(2,410)	39,540	42,141	(2,601)
Other expenses, net	3,244	3,244	—	10,754	10,754	—
Income before provision for income taxes	14,052	16,462	(2,410)	28,786	31,387	(2,601)
Income tax provision	3,351	3,493	(142)	1,879	2,040	(161)
Net income	10,701	12,969	(2,268)	26,907	29,347	(2,440)
Net income attributable to redeemable non-controlling interests	—	—	—	(516)	(516)	—
Net income attributable to common shareholders	$10,701	$12,969	$(2,268)	$26,391	$28,831	$(2,440)
Basic income per share	$0.23	$0.28	$(0.05)	$0.58	$0.63	$(0.05)
Diluted income per share	$0.23	$0.28	$(0.05)	$0.57	$0.62	$(0.05)

	September 30, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Costs and estimated earnings in excess of billings	$66,471	$74,886	$(8,415)
Prepaid expenses and other current assets	13,123	12,196	927
Liabilities:
Accrued expenses and other current liabilities	28,067	26,910	1,157
Deferred income taxes, net	3,453	5,202	(1,749)
Shareholders' Equity:
Retained earnings	258,213	265,110	(6,897)
The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials, amortization of contract acquisition costs over the contract term, and timing of revenue recognition from renewable energy credits. See Note 2 for a summary of the Company’s significant policies for revenue recognition.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three and nine months ended September 30, 2018.

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended September 30, 2018
Project revenue	$77,345	$49,762	$9,206	$1,268	$4,074	$141,655
O&M revenue	4,432	10,733	15	2,006	—	17,186
Energy assets	4,064	1,507	921	18,790	222	25,504
Other	561	376	1,462	74	18,557	21,030
Total revenues	$86,402	$62,378	$11,604	$22,138	$22,853	$205,375
Nine months ended September 30, 2018
Project revenue	$223,662	$135,037	$21,459	$3,368	$8,844	$392,370
O&M revenue	12,396	29,477	34	6,260	—	48,167
Energy assets	12,844	3,416	2,304	50,405	821	69,790
Other	969	447	4,669	143	53,212	59,440
Total revenues	$249,871	$168,377	$28,466	$60,176	$62,877	$569,767

Geographical Regions
Three Months Ended September 30, 2018
United States	$86,402	$62,378	$419	$22,138	$17,445	$188,782
Canada	—	—	11,185	—	33	11,218
Other	—	—	—	—	5,375	5,375
Total revenues	$86,402	$62,378	$11,604	$22,138	$22,853	$205,375
Nine months ended September 30, 2018
United States	$249,871	$168,377	$1,587	$60,176	$51,336	$531,347
Canada	—	—	26,879	—	261	27,140
Other	—	—	—	—	11,280	11,280
Total revenues	$249,871	$168,377	$28,466	$60,176	$62,877	$569,767

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	September 30, 2018
Accounts receivable, net	$85,121	$90,378
Accounts receivable retainage, net	17,484	14,401
Contract Assets:
Costs and estimated earnings in excess of billings	95,658	66,471
Contract Liabilities:
Billings in excess of cost and estimated earnings	27,248	39,533

Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advance payments received on project contracts. As of September 30, 2018, the Company classified $7,017 as a non-current liability, included in other liabilities on the consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the nine months ended September 30, 2018 was primarily due to billings of approximately $398,917, offset in part by revenue recognized of $344,768. The change in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2018, the Company recognized revenue of $116,892, and billed customers $119,961, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At September 30, 2018, the Company had backlog of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

approximately $1,757,000. Approximately 26%, of our September 30, 2018 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
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
As of January 1, 2018, the Company capitalized $927 in commission costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three and nine months ended September 30, 2018, the amortization of commission costs related to contracts were not material and have been included in the accompanying consolidated statements of income (loss). Additionally, no impairment charges in connection with the Company’s commission costs or project development costs were recorded during the period ended September 30, 2018.
The Company analyzed the impact of adoption of Topic 606 on the Company’s project development costs and determined no change in the Company’s accounting policy was required. In the three and nine months ended September 30, 2018, $7,561 and $13,571, respectively, of project development costs were recognized in the consolidated statement of income (loss) on projects that converted to customer contracts.

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
In January 2017, the Company acquired two solar PV projects currently under construction as well as associated construction loan agreements with a bank for use in providing non-recourse financing for these acquired solar PV projects currently under construction. The Company paid $2,409 to acquire the assets under construction, and assumed $5,635 of associated non-recourse financing. The pro-forma effects of this acquisition on our operations are not material.
During the nine months ended September 30, 2018, in order to expand its portfolio of energy assets, the Company acquired five solar projects from two developers for total consideration of $63,119, which included contingent consideration of $4,022 that will be paid upon final completion of the respective projects between the end of 2018 and throughout 2019. None of the contingent consideration has been paid to date. For all these projects, as of September 30, 2018, the Company has paid $59,097  to the developers of the projects. The Company also entered into a definitive agreement to acquire another solar project from one of the same developers. The total consideration for this solar project is $3,019. As of September 30, 2018, the Company has paid $916 to the developer of this project.
During the nine months ended September 30, 2018, the Company completed an acquisition of certain assets of Washington, DC based mechanical, electrical, plumbing, and fire protection design company, JVP Engineers, P.C. The consideration consisted of $2,326, of which, $1,901 has been paid to date. The remaining balance is attributed to a contingent consideration holdback contingent on the collection of certain receivables and will be be paid fifteen months from the completion of the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

acquisition. No debt was assumed or cash acquired in the transaction. The pro-forma effects of this acquisition on our operations are not material.
During the nine months ended September 30, 2018, the Company completed an acquisition of certain assets of the Hawaii-based building science and design engineering consulting firm, Chelsea Group Limited. The consideration consisted of $1,691 of cash and potential contingent consideration of up to $2,000 based upon meeting certain future revenue targets over the next five years. The final purchase price is subject to a net working capital adjustment, dependent on the level of working capital at the acquisition date, that has not been finalized yet. The fair value of the contingent consideration was $555 as of the date of acquisition. No debt was assumed or cash acquired in the transaction. The pro-forma effects of this acquisition on our operations are not material.
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2018	2017
Accounts receivable	$793	$—
Prepaid expenses and other current assets	11	256
Property and equipment and energy assets	63,119	7,788
Intangibles	680	—
Goodwill	3,042	—
Accounts payable	(42)	—
Purchase price	$67,687	$8,044
Total, net of cash received	$67,687	$8,044
Debt assumed	$—	$5,635
Total fair value of consideration	$67,687	$2,409
The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2017	$24,759	$3,375	$3,494	$—	$24,507	$56,135
Goodwill acquired during the year	1,611	1,431	—	—	—	3,042
Currency effects	—	—	(96)	—	(228)	(324)
Balance, September 30, 2018	$26,370	$4,806	$3,398	$—	$24,279	$58,853
Accumulated Goodwill Impairment Balance, December 31, 2017	$—	$—	$(1,016)	$—	$—	$(1,016)
Accumulated Goodwill Impairment Balance, September 30, 2018	$—	$—	$(1,016)	$—	$—	$(1,016)
The Company completed two acquisitions during the nine months ended September 30, 2018, which resulted in a $3,042 increase in goodwill.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset. The Company completed an acquisition during the nine months ended September 30, 2018 which resulted in a $500 increase in customer relationships, which will be amortized over an eight year period. The Company completed another acquisition during the nine months ended September 30, 2018 which resulted in a $180 increase in customer contracts, which will be amortized over a two year period.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of September 30,	As of December 31,
	2018	2017
Gross Carrying Amount
Customer contracts	$7,888	$7,786
Customer relationships	12,195	11,863
Non-compete agreements	3,029	3,052
Technology	2,737	2,751
Trade names	544	546
	26,393	25,998
Accumulated Amortization
Customer contracts	7,708	7,786
Customer relationships	10,151	9,557
Non-compete agreements	3,028	3,048
Technology	2,665	2,642
Trade names	526	525
	24,078	23,558
Intangible assets, net	$2,315	$2,440
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss). Amortization expense for the three months ended September 30, 2018 and 2017 related to customer contracts was $0 and $8, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 related to customer contracts was $0 and $23, respectively. Amortization expense for the three months ended September 30, 2018 and 2017 related to all other acquired intangible assets was $269 and $358, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 related to all other acquired intangible assets was $771 and $1,059, respectively.

6. INCOME TAXES
The provision for income taxes was $3,351 and $3,881 for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes was $1,879 and $4,296 for the nine months ended September 30, 2018 and 2017, respectively. The estimated 2018 effective tax rate is 23.8% for the three months ended September 30, 2018 compared to a 30.6% estimated annual effective tax rate for the three months ended September 30, 2017. The estimated 2018 effective tax rate was 6.5% for the nine months ended September 30, 2018 compared to a 24.8% estimated annual effective tax rate for the nine months ended September 30, 2017.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2018 were the effects of a $5,900 benefit of the 2017 Section 179D deduction, which was extended in February 2018 and treated as a discrete event in the year to date period, and the use of investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled from owned plants.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2017	$600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, September 30, 2018	$600
At September 30, 2018 and December 31, 2017, the Company had approximately $600 of total gross unrecognized tax benefits. At September 30, 2018 and December 31, 2017, the Company had approximately $80 of total gross unrecognized tax benefits (net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
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
Commitments as a Result of Acquisitions
Related to the Company's acquisition of Energy Excel LLP (“EEX”)in the second quarter of 2014, the former owners of EEX, who are now employees of the Company, may be entitled to receive up to 4,500 GBP ($5,861 converted as of September 30, 2018) in additional consideration, accounted for as compensation for post-combination services, if the acquired business meets certain financial performance milestones through December 31, 2018. No amounts were accrued as of September 30, 2018 and December 31, 2017, respectively, as milestones are not considered likely to be achieved.
During the nine months ended September 30, 2018, the Company completed an acquisition which provided for a $425 cash consideration holdback contingent upon the Company collecting certain acquired receivables. The contingent

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

consideration will be paid fifteen months from the completion of the acquisition and is recorded in the other liabilities line on the consolidated balance sheets.
During the nine months ended September 30, 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over the next five years. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out is approximately $555, which is recorded in the other liabilities on the consolidated balance sheets. The contingent consideration will be paid yearly, commencing in 2020, if any of the cumulative revenue targets are achieved and the fair value of the earn-out will be periodically re-evaluated and adjustments will be recorded as needed.
During the nine months ended September 30, 2018, the Company completed the acquisition of five solar projects that included contingent consideration of $4,022 that will be paid upon final completion of the respective projects between the end of 2018 and throughout 2019.

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		September 30,	December 31,
	Level	2018	2017
Assets:
Interest rate swap instruments	2	$1,494	$233
Commodity swap instruments	2	34	—
Total assets		$1,528	$233
Liabilities:
Interest rate swap instruments	2	$1,548	$3,529
Commodity swap instruments	2	46	—
Interest make-whole provisions	2	1,488	—
Contingent revenue earn-out	3	555	—
Total liabilities		$3,637	$3,529
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
(in thousands, except per share amounts)

valuation, the Company considered the credit ratings of the counterparties to the commodity swaps to determine if a credit risk adjustment was required.
The fair value of the Company’s make-whole provisions were determined by comparing them against the rates of similar debt instruments under similar terms without a make-whole provision obtained from various highly rated third-party pricing sources.
The fair value of the Company’s contingent revenue earn-out was determined by evaluating the acquired company’s future financial forecasts and evaluating which, if any, of the cumulative revenue targets are likely to be met.  The Company has classified contingent consideration related to certain acquisitions within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The Company establishes discount rates to be utilized in its valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operation targets, the Company utilizes data regarding similar milestone events from our own experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, the Company reassesses the probability factors associated with the financial, operational and technical targets for its contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
        The key assumptions as of September 30, 2018 related to the contingent consideration from the acquisition of certain assets used in the model include: discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. At September 30, 2018 and December 31, 2017 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two for the nine months ended September 30, 2018 and the year ended December 31, 2017. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of September 30, 2018		As of December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (Level 2)	$213,632	$213,877	$160,108	$160,598
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets, among other items. There were no assets recorded at fair value on a non-recurring basis at September 30, 2018 or December 31, 2017.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At September 30, 2018 and December 31, 2017, the following table presents information about the fair value amounts of the Company’s derivative instruments is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	Derivatives as of
	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,428	Other assets	$233
Interest rate swap contracts	Other liabilities	$1,548	Other liabilities	$3,529
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$66	Other assets	$—
Interest rate swap contracts	Other liabilities	$—	Other liabilities	$—
Commodity swap contracts	Other assets	$34	Other assets	$—
Commodity swap contracts	Other liabilities	$46	Other liabilities	$—
Interest make-whole provisions	Other liabilities	$1,488	Other liabilities	$—
All but four of the Company’s freestanding derivatives were designated as hedging instruments as of September 30, 2018 and all but one of the Company’s derivatives were designated as hedging instruments as of December 31, 2017.

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of (Gain) Loss Recognized in Net Income (Loss)	Amount of (Gain) Loss Recognized in Net Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(41)	$(28)	$(166)	$(206)
Derivatives not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(271)	$—	$(344)	$—
Commodity swap contracts	Other expenses, net	$(33)	$—	$12	$—
Interest make-whole provision	Other expenses, net	$16	$—	$16	$—

Nine Months Ended
September 30, 2018
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(2,197)
Unrealized gain recognized in AOCI	2,300
Gain reclassified from AOCI to other expenses, net	(166)
Accumulated loss in AOCI at the end of the period	$(63)
The followings tables present a listing of all the Company’s active derivative instruments as of September 30, 2018:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
15-Year, 3.19% Fixed	June 2018	June 2033	$10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	9,665	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	7,085	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.84 MMBtu Fixed	May 2018	April 2019	323,390	MMBtus	Not Designated
1-Year, $2.68 MMBtu Fixed	May 2019	April 2020	437,004	MMBtus	Not Designated
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Active Hybrid Instrument	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	June/August 2018	December 2038	$1,488

10. INVESTMENT FUNDS
In each of September 2015, June 2017 and June 2018, the Company formed an investment fund with a different third party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has three such investment funds each with a different third party investor.
During the third quarter of 2015, the Company formed an investment fund for the purpose of funding the purchase and operation of a solar energy system. During the second quarter of 2017, the Company formed an additional investment fund for the purpose of funding the purchase and operation of a solar energy system. During the second quarter of 2018, the Company formed an additional investment fund for the purpose of funding the purchase and operation of a solar energy systems. The Company consolidates the investment funds, and all inter-company balances and transactions between the Company and the investment funds are eliminated in its consolidated financial statements. The Company determined that the investment funds meet the definition of a VIE. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
(in thousands, except per share amounts)

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
A summary of amounts related to the investment funds in the Company’s consolidated balance sheets is as follows:

	September 30,	December 31,
	2018	2017
Cash	$3,515	$444
Restricted cash	1,690	1,553
Accounts receivable	554	328
Costs and estimated earnings in excess of billings	278	360
Prepaid expenses and other current assets	25	8
Energy assets, net	106,818	55,712
Accounts payable	3,891	764
Accrued liabilities	29	74
Other liabilities	1,543	75
Long term debt, net deferred financing fees	28,055	—

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
(in thousands, except per share amounts)

investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The put options are not expected to become exercisable prior to 2022.
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both September 30, 2018 and December 31, 2017 redeemable non-controlling interests were reported at their carrying value totaling $14,585 and $10,338, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.

12. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services, which include the construction of small-scale plants that the company owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that the Company owns and O&M services for customer owned small-scale plants. As of the fourth quarter of 2017, the Company’s U.S. Regions segment now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar-PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2. During 2017, the Company included in unallocated corporate activity $1,001 as a reserve for a customer who declared bankruptcy. For the three and nine months ended September 30, 2018, the Company has not recorded any additional reserve.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended September 30, 2018
Revenues	$86,402	$62,378	$11,604	$22,138	$22,853	$205,375
Interest income	2	36	—	38	—	76
Interest expense	1,403	225	480	1,681	(13)	3,776
Depreciation and amortization of intangible assets	1,341	671	294	4,530	378	7,214
Unallocated corporate activity	—	—	—	—	—	(8,648)
Income before taxes, excluding unallocated corporate activity	5,256	10,969	664	3,851	1,959	22,699
Three Months Ended September 30, 2017
Revenues	$82,633	$63,873	$14,719	$22,847	$20,672	$204,744
Interest income	1	14	—	26	—	41
Interest expense	856	292	512	1,118	13	2,791
Depreciation and amortization of intangible assets	867	644	303	3,875	497	6,186
Unallocated corporate activity	—	—	—	—	—	(6,839)
Income before taxes, excluding unallocated corporate activity	6,432	8,753	1,537	1,798	991	19,511
Nine Months Ended September 30, 2018
Revenues	$249,871	$168,377	$28,466	$60,176	$62,877	$569,767
Interest income	5	84	—	120	—	209
Interest expense	3,911	771	1,464	4,575	—	10,721
Depreciation and amortization of intangible assets	4,048	2,004	873	12,942	1,134	21,001
Unallocated corporate activity	—	—	—	—	—	(23,268)
Income (loss) before taxes, excluding unallocated corporate activity	14,606	26,864	(1,983)	8,796	3,771	52,054
Nine Months Ended September 30, 2017
Revenues	$191,956	$170,903	$33,211	$53,703	$56,246	$506,019
Interest income	2	29	1	55	—	87
Interest expense	1,950	888	1,465	3,214	38	7,555
Depreciation and amortization of intangible assets	1,940	1,951	878	11,416	1,407	17,592
Unallocated corporate activity	—	—	—	—	—	(20,931)
Income before taxes, excluding unallocated corporate activity	7,388	23,079	1,638	3,825	2,304	38,234

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

13. LONG-TERM DEBT
Long-term debt comprised the following:

	Rate as of September 30, 2018	September 30, 2018	December 31, 2017
Senior secured credit facility, due June 2020, interest at varying rates monthly in arrears	4.40%	$44,552	$49,986
Variable rate term loan payable in semi-annual installments through February 2021	4.59%	1,071	1,220
Variable rate term loan payable in semi-annual installments through June 2024	4.09%	7,781	8,295
Variable rate term loan payable in quarterly installments through December 2024	—%	—	8,757
Term loan payable in quarterly installments through March 2021	7.25%	1,769	2,218
Term loan payable in monthly installments through June 2028	6.11%	4,076	4,551
Variable rate term loan payable in quarterly installments through June 2020	5.59%	31,308	32,711
Variable rate term loan payable in quarterly installments through October 2023	4.84%	17,966	18,346
Term loan payable in quarterly installments through June 2031	4.95%	4,191	4,605
Term loan payable in quarterly installments through February 2034	5.61%	2,888	3,128
Variable rate construction loan payable, due June 2018	7.00%	—	1,721
Term loan payable in quarterly installments through April 2027	4.50%	22,081	13,325
Term loan payable in quarterly installments through March 2028	5.00%	4,050	4,258
Variable rate term loan payable in quarterly installments through December 2027	4.79%	13,477	14,034
Variable rate term loan payable in quarterly installments through August 2022	9.84%	26,842	—
Term loan payable in quarterly installments through December 2038	5.15%	30,029	—
Variable rate term loan payable in semi-annual installments through June 2033	4.39%	9,971	—
Capital leases		36,772	35,013
		$258,824	$202,168
Less - current maturities		24,397	22,375
Less - deferred financing fees		8,175	6,556
Long-term debt		$226,252	$173,237

February 2018 Term Loan
In February 2018, the Company entered into a credit agreement for gross proceeds of $28,500, with a bank for use in providing non-recourse financing for a new renewable natural gas energy asset at a rate of 7.5% above LIBOR. Principal and interest amounts are due in quarterly installments. The note matures on August 31, 2022 with all remaining unpaid amounts outstanding under the agreement due at that time. At September 30, 2018, $26,842 was outstanding under the term loan. The interest rate at September 30, 2018 was 9.8410%.
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
(in thousands, except per share amounts)

$25,000 to $46,000 to reduce the outstanding revolving loan balances by the same amount and, for the period of June 30, 2018 through June 30, 2020, increased the Total Funded Debt to EBITDA covenant ratio from a maximum of 2.75 to 3.00. The total commitment under the amended credit facility (revolving credit, term loan and swing line) was $136,000.
At September 30, 2018 $72,334 was available for borrowing under the revolving credit facility.

June 2018 Term Loan
In June 2018, the Company entered into a non-recourse term loan with a bank, with an original principal amount of $12,407. In August 2018, the Company entered into a joinder agreement which increased the principal amount with an additional note of $19,252, for a total principal amount of $31,659. The loan bears interest at a fixed rate of 5.15%. The principal and interest payments are due in quarterly installments and the loan matures on December 31, 2038, with all remaining unpaid amounts outstanding under the agreement due at that time. These agreements contain interest make-whole provisions that the Company determined qualified as hybrid instruments that are required to be bifurcated and valued separately from the host contract. See Notes 8 and 9 for additional discussions on the interest make-whole provisions and how the Company determined their value. At September 30, 2018,  $30,029 was outstanding under the term loan, including debt discounts and the embedded derivatives.
June 2018 Variable Note
In June 2018, the Company entered into a loan agreement for use in providing non-recourse financing for a solar PV project in operation. The loan agreement provides for a $10,000 term loan credit facility and bears interest at a variable rate, with interest payments due in semi-annual installments. The term loan matures on June 15, 2033, with all remaining unpaid amounts outstanding under the facility due at that time. At September 30, 2018, $9,971, net of debt discounts, was outstanding under the term loan. The variable interest rate for this loan at September 30, 2018 was 4.39%.
The Company was in compliance with all financial and operational covenants as of September 30, 2018.

14. SUBSEQUENT EVENTS
During October 2018, the Company closed the acquisition of one solar project for total consideration of $3,019. The Company financed this project along with three previously acquired solar projects from the same developer through a tax equity partnership and a term loan for aggregate gross proceeds of $10,400.
During October 2018, the Company entered into a definitive agreement to acquire seven early-stage solar projects which the Company will construct from the same developer. The total consideration for these projects is $10,800.

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
In each of September 2015, June 2017 and June 2018, the Company formed an investment fund with a different third party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has three such investment funds each with a different third party investor. We entered into these agreements in order to finance the costs of constructing certain energy assets which are under long-term customer contracts. We have determined that we are the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investors’ share of the net assets of the investors’ funds as redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, which are reflected on our consolidated statements of income (loss), may create significant volatility in our reported results of operations, including potentially changing net income available to common stockholders from income to loss, or vice versa, from quarter to quarter.
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

Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog over time using cost based input methods once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report.
As of September 30, 2018, we had fully-contracted backlog of approximately $819.4 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,215.4 million. As of September 30, 2017, we had fully-contracted backlog of approximately $627.5 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,097.0 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of September 30, 2018 and 2017, our 12-month backlog was $395.9 million and $411.9 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $319.8 million and $177.7 million as of September 30, 2018 and 2017, respectively.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606). The Company adopted the requirements of the new standard, including additional accounting standard updates issued during 2016 which provide clarification and expanded guidance on ASU 2014-09 topics, on January 1, 2018 using the modified retrospective method. Refer to Note 3, Revenue from Contracts with Customers, of Notes to the Condensed Consolidated Financial Statements for further discussion of the adoption of the standard and the impact on the Company’s consolidated financial statements.
Results of Operations
On January 1, 2018, the Company adopted new accounting guidance on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance. See Note 3, Revenue From Contracts with Customers, of Notes to Condensed Consolidated Financial Statements for further details.

The following tables set forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2018		2017
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$205,375	100.0%	$204,744	100.0%
Cost of revenues	159,213	77.5%	163,377	79.8%
Gross profit	46,162	22.5%	41,367	20.2%
Selling, general and administrative expenses	28,866	14.1%	27,027	13.2%
Operating income	17,296	8.4%	14,340	7.0%
Other expenses, net	3,244	1.6%	1,668	0.8%
Income before provision from income taxes	14,052	6.8%	12,672	6.2%
Income tax provision	3,351	1.6%	3,881	1.9%
Net income	10,701	5.2%	8,791	4.3%
Net income attributable to redeemable non-controlling interest	—	—%	(298)	(0.1)%
Net income attributable to common shareholders	$10,701	5.2%	$8,493	4.1%

	Nine Months Ended September 30,
	2018		2017
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$569,767	100.0%	$506,019	100.0%
Cost of revenues	445,356	78.2%	403,320	79.7%
Gross profit	124,411	21.8%	102,699	20.3%
Selling, general and administrative expenses	84,871	14.9%	80,164	15.8%
Operating income	39,540	6.9%	22,535	4.5%
Other expenses, net	10,754	1.9%	5,232	1.0%
Income before provision from income taxes	28,786	5.1%	17,303	3.4%
Income tax provision	1,879	0.3%	4,296	0.8%
Net income	26,907	4.7%	13,007	2.6%
Net (income) loss attributable to redeemable non-controlling interest	(516)	(0.1)%	673	0.1%
Net income attributable to common shareholders	$26,391	4.6%	$13,680	2.7%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$205,375	$204,744	$631	0.3%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$569,767	$506,019	$63,748	12.6%
Revenues remained consistent, increasing $0.6 million, or 0.3%, for the three months ended September 30, 2018 compared to the same period of 2017.

Revenues increased $63.7 million, or 12.6%, for the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to a $57.9 million increase in revenues from our U.S. Regions segment, a $6.5 million increase in our Non-Solar DG segment, a $6.6 million increase in our All Other segment, offset by $4.7 million decrease in our Canada segment, and a decrease of $2.5 million in our U.S. Federal segment.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Cost of revenues	$159,213	$163,377	$(4,164)	(2.5)%
Gross margin	22.5%	20.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Cost of revenues	$445,356	$403,320	$42,036	10.4%
Gross margin	21.8%	20.3%
Cost of revenues decreased $4.2 million, or 2.5%, and gross margin increased to 22.5%, from 20.2%, for the three months ended September 30, 2018 compared to the same period of 2017, respectively. The decrease in cost of revenues and the increase in gross margin is primarily due to an increase in higher margin energy and incentive revenue from renewable gas assets the Company owns in our Non-Solar DG segment.
Cost of revenues increased $42.0 million, or 10.4%, and gross margin percentage increased to 21.8%, from 20.3%, for the nine months ended September 30, 2018 compared to the same period of 2017, respectively. The increase in cost of revenues is primarily due to an increase in project revenues from our U.S. Regions segment. The increase in gross margin is primarily due to an increase in higher margin energy and incentive revenue from renewable gas assets as described above.

Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Selling, general and administrative expenses	$28,866	$27,027	$1,839	6.8%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Selling, general and administrative expenses	$84,871	$80,164	$4,707	5.9%
Selling, general and administrative expenses increased $1.8 million, or 6.8%, for the three months ended September 30, 2018, compared to the same period of 2017, primarily due to an increase in salaries and benefits of $1.7 million resulting from increased headcount. For the nine months ended September 30, 2018, selling, general and administrative expenses increased $4.7 million, or 5.9% primarily due to an increase in salaries and benefits of $3.7 million resulting from increased headcount.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss). For the three months ended September 30, 2018 and 2017, we recorded amortization expense related to these intangible assets of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded amortization expense related to these intangible assets of $0.8 million and $1.1 million, respectively.

Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs. Other expenses, net increased $1.6 million and $5.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, primarily due to increases in interest expense and unfavorable foreign exchange rate fluctuations realized.
Income Before Taxes
Income before taxes increased $1.4 million, or 10.9%, from $12.7 million for the three months ended September 30, 2017 to $14.1 million for the three months ended September 30, 2018 due to the reasons described above. Income before taxes increased $11.5 million, or 66.4%, from $17.3 million for the nine months ended September 30, 2017 to $28.8 million for the nine months ended September 30, 2018 due to the reasons described above.
Provision from Income Taxes
The provision for income taxes was $3.4 million for the three months ended September 30, 2018, compared to $3.9 million for the three months ended September 30, 2017. The estimated annual effective tax rate applied for the three months ended September 30, 2018 was 23.8% compared to 30.6% for the three months ended September 30, 2017. The decrease in the rate compared to the same period in the prior year was due primarily to the effects of the reduction in the U.S. federal statutory tax rate, 21% for 2018 compared to 35% for 2017 and the inclusion of a $5.9 million discrete tax benefit related to the 2017 Section 179D deduction which was extended in February 2018. The effects of the higher U.S. federal statutory tax rate for 2017 was partially offset by the use of investment tax credits, to which the Company was entitled from plants it placed in service in 2017.
The provision for income taxes was $1.9 million for the nine months ended September 30, 2018, compared to a provision of $4.3 million for the nine months ended September 30, 2017. The estimated annual effective tax rate applied for the nine months ended September 30, 2018 was 6.5% compared to 24.8% for the nine months ended September 30, 2017. The decrease in the rate compared to the same period in the prior year was due primarily to the effects of the reduction in the U.S. federal statutory tax rate, 21% for 2018 compared to 35% in 2017, and the effects of a tax deduction under Internal Revenue Code Section 179D.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2018 were the effects of a $5.9 million benefit of the 2017 Section 179D deduction, which was extended in February 2018 and treated as a discrete event in the year to date period, and the use of investment tax credits to which the Company is entitled from owned plants. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2017 were the effects of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and other energy related tax incentives to which we are entitled fluctuate from year to year based on our investment renewable energy plants we place or expect to place in service in that year.
Net Income and Earnings Per Share
Net income increased $1.9 million, or 21.7%, to $10.7 million for the three months ended September 30, 2018 compared to $8.8 million for the same period of 2017. Net income increased $13.9 million, or 106.9%, to $26.9 million for the nine months ended September 30, 2018 compared to $13.0 million for the same period of 2017.
Basic and diluted earnings per share for the three months ended September 30, 2018 were $0.23, an increase of $0.04 per share, compared to the same period of 2017. Basic earnings per share for the nine months ended September 30, 2018 was $0.58, an increase of $0.28 per share, compared to the same period of 2017. Diluted earnings per share for the nine months ended September 30, 2018 was $0.57, an increase of $0.27 per share, compared to the same period of 2017.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three and six months ended June 30, 2018 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distribution Generation (“DG”). Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar

DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. As of December 31, 2017, the Company’s U.S. Regions segment now includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$86,402	$82,633	$3,769	4.6%
Income before taxes	$5,256	$6,432	$(1,176)	(18.3)%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$249,871	$191,956	$57,915	30.2%
Income before taxes	$14,606	$7,388	$7,218	97.7%
Revenues for our U.S. Regions segment increased $3.8 million, or 4.6%, to $86.4 million for the three months ended September 30, 2018 and increased $57.9 million, or 30.2%, to $249.9 million for the nine months ended September 30, 2018 compared to the same period of 2017, primarily due to an increase in project revenues attributable to an increase in the average project size versus the prior year.
Income before taxes for our U.S. Regions segment decreased $1.2 million, or 18.3%, to $5.3 million for the three months ended September 30, 2018 primarily due to primarily due to an increase in interest expense related to a larger portfolio of energy assets that are financed, as well as the timing of revenues from the sale of renewable energy credits. For the nine months ended September 30, 2018, income before taxes increased $7.2 million, or 97.7%, to $14.6 million compared to the same periods of 2017 primarily due to the increase in revenues described above.
U.S. Federal

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$62,378	$63,873	$(1,495)	(2.3)%
Income before taxes	$10,969	$8,753	$2,216	25.3%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$168,377	$170,903	$(2,526)	(1.5)%
Income before taxes	$26,864	$23,079	$3,785	16.4%
Revenues for our U.S. Federal segment decreased $1.5 million, or 2.3%, to $62.4 million for the three months ended September 30, 2018, and $2.5 million, or 1.5%, to $168.4 million for the nine months ended September 30, 2018 compared to the same period of 2017, primarily due to timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Federal segment increased $2.2 million, or 25.3%, to $11.0 million for the three months ended September 30, 2018, and  $3.8 million, or 16.4%, to $26.9 million for the nine months ended September 30, 2018 compared to the same periods of 2017, primarily due to gross profit attributed to a favorable mix of higher margin projects.

Canada

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$11,604	$14,719	$(3,115)	(21.2)%
Income before taxes	$664	$1,537	$(873)	(56.8)%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$28,466	$33,211	$(4,745)	(14.3)%
Income (loss) before taxes	$(1,983)	$1,638	$(3,621)	(221.1)%
Revenues for our Canada segment decreased $3.1 million, or 21.2%, to $11.6 million for the three months ended September 30, 2018 and $4.7 million, or 14.3%, to $28.5 million for the nine months ended September 30, 2018 compared to the same periods of 2017, primarily due to a decrease in project revenues related to slower progression of certain active projects.
Income before taxes for our Canada segment decreased $0.9 million to $0.7 million for the three months ended September 30, 2018 compared to the same period of 2017 primarily due to the decrease in revenues described above. For the nine months ended September 30, 2018, income (loss) before taxes decreased $3.6 million to a loss of $2.0 million compared to income of $1.6 million for the same period of 2017. The decrease for the nine-month period is primarily due to the decrease in revenues described above, higher project development costs and unfavorable foreign currency exchange rate fluctuations.
Non-Solar DG

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$22,138	$22,847	$(709)	(3.1)%
Income before taxes	$3,851	$1,798	$2,053	114.2%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$60,176	$53,703	$6,473	12.1%
Income before taxes	$8,796	$3,825	$4,971	130.0%
Revenues for our Non-Solar DG segment decreased $0.7 million, or 3.1%, to $22.1 million for the three months ended September 30, 2018, primarily due to a decrease in project revenues which was partially offset by an increase in energy and incentive revenue. For the nine months ended September 30, 2018, revenues increased $6.5 million, or 12.1%, to $60.2 million compared to the same period of 2017, primarily due to an increase in energy and incentive revenue which was partially offset by a decrease in project revenue.
Income before taxes for our Non-Solar DG segment increased $2.1 million, or 114.2%, to $3.9 million for the three months ended September 30, 2018 and $5.0 million, or 130.0%, to $8.8 million for the nine months ended September 30, 2018 compared to the same periods of 2017, primarily due to the increase in higher margin energy and incentive revenues described above.

All Other & Unallocated Corporate Activity

	Three Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$22,853	$20,672	$2,181	10.6%
Income before taxes	$1,959	$991	$968	97.7%
Unallocated corporate activity	$(8,648)	$(6,839)	$(1,809)	(26.5)%

	Nine Months Ended September 30,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$62,877	$56,246	$6,631	11.8%
Income before taxes	$3,771	$2,304	$1,467	63.7%
Unallocated corporate activity	$(23,268)	$(20,931)	$(2,337)	(11.2)%
Revenues for our All Other segment increased $2.2 million, or 10.6%, to $22.9 million for the three months ended September 30, 2018, compared to the same period of 2017 primarily due to an increase in project revenues and consulting services revenue. Revenues increased $6.6 million, or 11.8%, to $62.9 million for the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to an increase in project revenues related to the size of active projects and integrated-PV revenues attributed to sales to customers for oilfield microgrid applications.
Income before taxes for our All Other segment increased $1.0 million, or 97.7% to $2.0 million for the three months ended September 30, 2018 and $1.5 million, or 63.7%, to $3.8 million nine months ended September 30, 2018 compared to the same periods of 2017 primarily due to the increase in revenues described above.
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
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements are recorded as financing cash inflows. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash settlement. See Note 2, Summary of Significant Accounting Policies, to our Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended September 30, 2018 and 2017 was $0.6 million and $0.9 million, respectively. The amount of interest capitalized relating to construction financing during the period of construction for the nine months ended September 30, 2018 and 2017 was $2.4 million and $3.5 million, respectively.
Cash flows from operating activities. Operating activities used $32.0 million of net cash during the nine months ended September 30, 2018. During that period, we had net income of $26.9 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, loss on sale of assets, unrealized foreign exchange loss and other non-cash items totaling $29.6 million. Increase in other assets, project development cost, and decrease in accounts payable and accrued expenses, other liabilities and income tax payable used $26.9 million in cash. These were offset by decreases in accounts receivable, including retainage, costs and estimated earnings in excess of billings, prepaids, and increases in billings in excess of costs and estimated earnings, and other liabilities, provided for $50.4 million in cash. Increases in Federal ESPC receivables used an additional $112.0 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $90.4 million of net cash during the nine months ended September 30, 2017. During that period, we had net income of $13.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange gain and other non-cash items totaling $17.1 million. Decreases accounts receivable, including retainage, inventory, and other assets and increases in accounts payable and accrued expenses and income tax payable provided $33.8 million in cash. These were offset by increases in costs and estimated earnings in excess of billings, prepaid expenses and other current assets, and project development costs and decreases in billings in excess of cost and estimated earnings and other liabilities, which used $35.2 million. An increase in Federal ESPC receivables used an additional $119.1 million.
Cash flows from investing activities. Cash flows from investing activities during the nine months ended September 30, 2018 used $109.7 million. We invested $44.1 million on purchases of energy assets during the nine months ended September 30, 2018. In addition, we invested $3.0 million in purchases of other property and equipment and $62.7 million related to acquisitions of businesses and renewable energy plants. We plan to invest an additional $30.0 million on capital expenditures, principally for energy asset acquisitions and construction, for the remainder of 2018.
Cash flows from investing activities during the nine months ended September 30, 2017 used $70.3 million. Development of our renewable energy plants used $68.7 million. In addition, we invested $1.9 million in purchases of other property and equipment and $2.4 million related to the acquisitions of renewable energy assets. This was offset by proceeds from the sales of assets of $2.8 million.
Cash flows from financing activities. Cash flows from financing activities during the nine months ended September 30, 2018 provided $178.8 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $115.8 million, proceeds from project financings of $78.9 million, proceeds from sales leaseback financing of $5.1 million, net proceeds from redeemable non-controlling interests of $3.7 million, and proceeds from exercises of stock options and ESPP of $4.3 million. This was partially offset by payments on long-term debt of $22.8 million, repurchase of common stock of $1.8 million, including fees, net draws on our revolving credit facility of $0.9 million, and payments of financing fees of $3.7 million.
Cash flows from financing activities during the nine months ended September 30, 2017 provided $172.3 million. This was primarily due to proceeds received from Federal ESPC projects of $122.3 million, $30.6 million received under sale-leaseback financings, proceeds from project financings of $48.9 million, proceeds from exercises of options of $1.6 million, net draws on our revolving credit facility of $12.8 million and net proceeds from redeemable non-controlling interests of $1.4 million. These was partially offset by payments on long-term debt of $40.2 million, payments of financing fees of $2.0 million, and repurchase of stock of $3.0 million, including fees.
We currently plan additional project financings of approximately $20.0 million for the remainder of 2018.

See Note 13, Long-term Debt, of Notes to Condensed Consolidated Financial Statements for additional discussion of items impacting the Company’s liquidity.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2018, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and account for revenue recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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
For additional information about certain proceedings, please refer to Note 7, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of September 30, 2018, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended September 30, 2018 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	—	—	$3,513,372
August 1, 2018 - August 31, 2018	—	—	—	$3,513,372
September 1, 2018 - September 30, 2018	—	—	—	$3,513,372
Total	—	$—	—	$3,513,372

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: November 2, 2018	By:	/s/ Mark Chiplock
Mark Chiplock
Vice President and Interim Chief Financial Officer (duly authorized and principal financial officer)