Form 10-K
period 2018-12-31
Ameresco, Inc.
filed 2019-03-08
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuent to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $250,154,040.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 7, 2019
Class A Common Stock, $0.0001 par value per share	28,300,506
Class B Common Stock, $0.0001 par value per share	18,000,000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2019 annual meeting of stockholders are incorporated by reference into Part III.

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

Item 1. Business
Company Overview
Founded in 2000, Ameresco, Inc. is a leading independent provider of comprehensive energy services, including energy efficiency, infrastructure upgrades, energy security and resilience, asset sustainability and renewable energy solutions for businesses and organizations throughout North America and Europe. Ameresco’s sustainability services include capital and operational upgrades to a facility’s energy infrastructure and the development, construction, ownership and operation of renewable energy plants. Ameresco has successfully completed energy saving, environmentally responsible projects with federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers. With its corporate headquarters in Framingham, MA, Ameresco has more than 1,100 employees across more than 70 offices providing local expertise in the United States, Canada, and the United Kingdom.
Strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, we have completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.
Our principal service is the development, design, engineering and installation of projects that reduce the energy and operations and maintenance (“O&M”) costs of our customers’ facilities. These projects generally include a variety of measures that incorporate innovative technology and techniques, customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, cooling and lighting systems, while enhancing the comfort and usability of the buildings. Such measures may include a combination of the following: water reclamation, light-emitting diode (“LED”) lighting, smart metering, intelligent micro-grids, battery storage, combined heat and power (“CHP”) or the installation of renewable energy, such as solar photovoltaic (“PV”). We also offer the ability to incorporate analytical tools that provide improved building energy management capabilities and enable customers to identify opportunities for energy cost savings. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. In most cases, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install will defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing, grants or rebates for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, which provides us with recurring revenue and visibility into the customer’s evolving needs.
We also serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending upon the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date consist of solar PV installations and plants constructed adjacent to landfills, that use landfill gas (“LFG”) to generate energy. We have also designed and built, as well as own, operate and maintain, plants that utilize biogas from wastewater treatment processes. Our largest renewable energy project that we operate for a customer uses biomass as the primary source of energy. In the case of most of the plants that we own, the electricity, thermal energy or processed renewable gas fuel generated by the plant is sold under a long-term supply contract with the customer, which is typically a utility, municipality, industrial facility or other purchaser of large amounts of energy. For information on how we finance the projects that we own and operate, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 8, “Long-Term Debt” and Note 10, “Investment Funds” to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2018, we had backlog of approximately $726.6 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog. We also had been awarded projects for which we had not yet signed customer contracts, which we sometimes refer to as awarded projects, with estimated total future revenues of an additional $1,241.4 million. As of December 31, 2017, we had backlog of approximately $572.5 million in expected future revenues under signed customer contracts for the installation or construction of projects. We also had been awarded projects for which we had not yet signed customer contracts, with estimated total future revenues of an additional $1,199.0 million. As of December 31, 2016, we had backlog of approximately $534.1 million in expected future revenues under signed customer contracts for the installation or construction of projects. We also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $957.6 million. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Where we have been awarded a project, but have not yet signed a customer contract for that project, we would not begin recognizing revenue unless and until a customer contract has been signed and we treat the project as fully-contracted backlog. Recently, awarded projects typically have been taking 12 to 24 months from award to having a signed contract and thus convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Generally, the larger and more complex the project, the longer it takes to take it from award to signed contract. Historically, approximately 90% of our awarded projects ultimately have resulted in a signed contract.
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
Revenues generated from backlog, which we refer to as project revenues, were $545.1 million, $506.6 million and $454.2 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.
We also expect to realize recurring revenues both from long-term O&M contracts and from energy output sales for renewable energy operating assets that we own. In addition, we expect to generate revenues from the sale of photovoltaic solar energy products and systems (“integrated-PV”) and other services, such as consulting services and enterprise energy management services. Information about revenues from these other service and product offerings may be found in Note 19, “Business Segment Information” of our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
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
As of December 31, 2018, we owned and operated 87 small-scale renewable energy plants and solar PV installations. Of the owned plants, 23 are renewable LFG plants, 2 are wastewater biogas plants, and 62 are solar PV installations. The 87 small-

scale renewable energy plants and solar PV installations that we own have the capacity to generate electricity or deliver renewable gas fuel producing an aggregate of more than 228 megawatt equivalents.
Other
Our service and product offerings also include integrated-PV and consulting and enterprise energy management services.
Customer Arrangements
For our energy efficiency projects, we typically enter into energy savings performance contracts (“ESPCs”), under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 23 years. We often assist these customers in identifying and obtaining financing, through rebate programs, grant programs, third-party lenders and other sources.
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
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. Most of the work that we perform for the federal government is performed under indefinite delivery, indefinite quantity (“IDIQ”) agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to two IDIQ agreements with the U.S. Department of Energy. The earlier IDIQ was awarded in 2008 and expires in December 2019, with an aggregate maximum potential ordering amount of $5 billion of which we have been awarded approximately $1.3 billion to date. The latter IDIQ was awarded in April 2017 and has a base ordering period of 60 months (expiring in 2022) with one 18-month option period. There is no guarantee the option will be exercised. The maximum value of the latter IDIQ is $55 billion and is allocated across all 4 contract holders and is inclusive of both the base and option period. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. Payments by the federal government for energy efficiency measures are based on the services provided and products installed, but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract terms. The savings are typically determined by comparing energy use and O&M costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and O&M costs but are not caused by the energy efficiency measures.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 54 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, online campaigns, telemarketing and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2018, we had 117 employees in direct sales.
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
Customers
In 2018, we served customers throughout the United States, Canada and the United Kingdom (“U.K”). Historically, including for the years ended December 31, 2018, 2017 and 2016, approximately 77% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 31.3%, 32.0% and 27.3% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, our largest 20 customers accounted for approximately 58.5% of our total revenues. Other than the U.S. federal government, no one customer represented more than 10% of our revenues during this period.
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting.
Competition
While we face significant competition from a large number of companies, we believe few offer the objective technical expertise and full range of services that we provide.

Our principal competitors for our core business include Constellation NewEnergy (and Exelon Company), Energy Systems Group, Honeywell, Johnson Controls, NORESCO, Schneider Electric, Siemens Building Technologies, and Trane. We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.

For renewable energy plants, we compete primarily with many large independent power producers and utilities, as well as a large number of developers of renewable energy projects. In the LFG market, our principal competitors include national project developers and owners of landfills who self-develop projects using LFG from their landfills. In the solar PV market, our principal competitors are Borrego Solar, BlueWave Solar, Citizens Energy, Clean Energy Collective, Nexamp, SunPower Corp., Solect Energy, and Syncarpha Capital. We compete for renewable energy projects primarily on the basis of our experience, reputation and ability to identify and complete high quality and cost-effective projects.

For O&M services, our principal competitors are EMCOR Group, Comfort Systems USA, Honeywell, Johnson Controls and Veolia. In this area, we compete primarily on the basis of our expertise and quality of service.

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
Employees
As of December 31, 2018, we had a total of 1,116 employees in offices located in 34 states, the District of Columbia, four Canadian provinces and the U.K.
Seasonality
See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors and “Overview — Effects of Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of seasonality in our business.
Segments and Geographic Information

Financial information about our domestic and international operations and about our segments may be found in Note 15, “Geographic Information” and 19, “Business Segment Information” respectively, of our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
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
Executive Officers
The following is a list of our executive officers, their ages as of March 1, 2019 and their principal positions.

Name	Age	Position (s)
George P. Sakellaris	72	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	58	Executive Vice President and Director
Michael T. Bakas	50	Executive Vice President, Distributed Energy Systems
Nicole A. Bulgarino	46	Executive Vice President and General Manager, Federal Solutions
David J. Corrsin	60	Executive Vice President, General Counsel and Secretary and Director
Joseph P. DeManche	62	Executive Vice President, Engineering and Operations
Louis P. Maltezos	52	Executive Vice President
Mark A. Chiplock	49	Vice President, Interim Chief Financial Officer and Treasurer
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
Mark A. Chiplock: Mr. Chiplock has served as our Interim Chief Financial Officer and Treasurer since October 2018 and has served as Vice President of Finance and Corporate Controller since April 2016. Mr. Chiplock joined the Company as Corporate Controller in June 2014. Prior to Ameresco, he served as Vice President, Finance of GlassHouse Technologies, a data center infrastructure consulting firm, from June 2012 to May 2014.

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
As of December 31, 2018, we had backlog of approximately $726.6 million in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,241.4 million. As of December 31, 2017, we had fully-contracted backlog of approximately $572.5 million; and we also had awarded projects for which we had not yet have signed customer contracts with estimated total future revenues of an additional $1,199.0 million. As of December 31, 2016, we had fully-contracted backlog of approximately $534.1 million; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $957.6 million.
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
We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. We adopted this guidance and its subsequent amendments effective as of January 1, 2018 using the modified retrospective transition approach beginning with our Quarterly Report on Form 10-Q for the first quarter of 2018. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that had remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s then current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. Specifically we expect and have experienced up to a 6 month delay in the timing of revenue recognition related to solar renewable energy credits (“SRECs”) or renewable energy attributes, as well as changes in the timing of revenue recognition on contracts with uninstalled materials if a significant delay is anticipated between purchasing and installation. See Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Policies” and Note 3, “Revenue from Contracts with Customers” to the Consolidated Financial Statements for further information regarding ASU 2014-09.
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

A substantial portion of our earnings are derived from the sale of renewable energy certificates (“RECs”) and other environmental attributes, and our failure to be able to sell such attributes could materially adversely affect our business, financial condition and results of operation.

A substantial portion of our earnings are attributable to our sale of renewable energy certificates (“RECs”) and other environmental attributes generated by our energy assets. These attributes are used as compliance purposes for state-specific or U.S. federal policy.

We own and operate solar PV installations which derive a significant portion of their revenues from the sale of solar renewable energy certificates (“SRECs”), which are produced as a result of generating electricity. The value of these SRECs is determined by the supply and demand of SRECs in the states in which the solar PV installations are installed. Supply is driven by the amount of installations and demand is driven by state-specific laws relating to renewable portfolio standards.

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

Historically, including for the years ended December 31, 2018, 2017 and 2016, more than 77% of our revenues have been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.
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
Our senior credit facility, project financing term loans and construction loans contain financial and operating restrictions that may limit our business activities and our access to credit.
Provisions in our senior credit facility, project financing term loans and construction loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.
We have a $85 million revolving senior secured credit facility that matures June 2020, subject to the quarter end ratio covenant described below. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Under the revolving credit facility we are required to maintain a maximum ratio of total funded debt to EBITDA (as defined in the agreement) of less than 3.0 to 1.0 as of the end of each fiscal quarter ending June 30, 2018 and thereafter. We are also required to maintain a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0. EBITDA for purposes of the facility excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding.
In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants.
Although we do not consider it likely that we will fail to comply with any material covenants for the next twelve months, we cannot assure that we will be able to do so. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facility. In addition to preventing additional borrowings under this facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under it or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Our senior credit facility and certain of our project financing term loans permit or require interest on the outstanding principal balance to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere.
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
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2015 through 2017 are subject to audit by federal, state and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
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
For our energy efficiency projects, we typically enter into ESPCs under which we commit that the projects will satisfy agreed-upon performance standards appropriate to the project. These commitments are typically structured as guarantees of increased energy efficiency that are based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed efficiency commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the pre-agreed increase in energy efficiency will have been met. Under an equipment-level commitment, we commit to a level of increased energy efficiency based on the difference in use measured first with the existing equipment and then with the replacement equipment upon completion of installation. A whole building-level commitment requires future measurement and verification of increased energy efficiency for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and verification may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 23 years.
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
We have not entered into long-term offtake agreements for a portion of the output from our small-scale renewable energy plants.

We have not entered into long-term offtake agreements for a portion of the output from our small-scale renewable energy plants, particularly LFG plants, and we are required to sell the processed LFG or electricity produced by the facility at wholesale prices, which are exposed to market fluctuations and risks. The failure to sell such processed LFG or electricity at a favorable price could have a material adverse effect on our business and operating results.

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

Historically, acquisitions have been a significant part of our growth strategy. We plan to continue to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management, increase our product and service offerings and add to our energy producing asset portfolio. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert the attention and efforts of members of our management from the operations of our company.

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
See also Note 2, “Summary of Significant Accounting Policies” and Note 5, “Goodwill and Intangible Assets”, to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

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
We generate a portion of our revenues from operations in Canada and the U.K., and although we are engaged in overseas projects for the U.S. Department of Defense, we currently derive a small amount of revenues from outside of North America. However, international expansion is one of our growth strategies, and we expect our revenues and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada and the United Kingdom, including:

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
We also continue to evaluate the potential effect of the United Kingdom’s planned departure from the European Union (EU) (commonly referred to as Brexit) on our business operations and financial results, including the impacts if the United Kingdom fails to reach an agreement with the EU on Brexit by the March 29, 2019 deadline. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.
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
Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. We may also incur substantial expenses and costs in connection with maintaining compliance with such laws. For example, commencing in May 2018, the General Data Protection Regulation (the “GDPR”) became fully effective with respect to the processing of personal information collected from individuals located in the European Union. The GDPR created new compliance obligations and significantly increases fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.
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
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions, and we have experienced such incidents in the past. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. Although past incidents have not had a material impact on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. See the discussion of GDPR in the above risk factor “We are subject to various privacy and consumer protection laws” for an example of new regulations impacting IT risk.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 26,000 square feet under a lease expiring on June 30, 2025. We occupy nine regional offices in Phoenix, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington and Richmond Hill, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically less space, for 74 field offices throughout North America and the U.K. We also own 87 small-scale renewable energy plants throughout North America, which are located on leased sites or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
For additional information about certain proceedings, please refer to Note 14, “Commitments and Contingencies”, to our Consolidated Financial Statements included in this report, which is incorporated into this item by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “AMRC”.
As of March 7, 2019, and according to the records of our transfer agent, there were 12 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return attained by shareholders on our Class A common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock on December 31, 2013, and in each of the indexes on December 31, 2013 and its relative performance is tracked through December 31, 2018.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index
*$100 invested on December 31, 2013 in our Class A common stock or December 31, 2012 in respective index, including reinvestment of dividends. Fiscal year ending December 31, 2018.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Ameresco, Inc.	$100.00	$72.46	$64.70	$56.94	$89.03	$145.96
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
NASDAQ Clean Edge Green Energy Index	$100.00	$107.02	$114.81	$113.17	$155.32	$140.36
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Issuer Purchases of Equity Securities

The following table provides information as of and for the quarter ended December 31, 2018 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	5,543	$11.97	5,543	$3,447,027
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	—	—	—	—
Total	5,543	$11.97	5,543	$3,447,027

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
We derived the consolidated statements of income (loss) data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We derived the consolidated statements of income (loss) data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Income (Loss) Data:
Revenues	$787,138	$717,152	$651,227	$630,832	$593,241
Cost of revenues	613,526	572,994	516,883	513,768	476,309
Gross profit	173,612	144,158	134,344	117,064	116,932
Selling, general and administrative expenses	114,513	107,570	110,568	110,007	103,781
Operating income	59,099	36,588	23,776	7,057	13,151
Other expenses, net	16,709	7,871	7,409	6,765	6,859
Income before provision for income taxes	42,390	28,717	16,367	292	6,292
Income tax provision (benefit)	4,813	(4,791)	4,370	4,976	(4,091)
Net income (loss)	37,577	33,508	11,997	(4,684)	10,383
Net loss attributable to redeemable non-controlling interest	407	3,983	35	5,528	—
Net income attributable to common shareholders	$37,984	$37,491	$12,032	$844	$10,383
Net income per share attributable to common shareholders:
Basic	$0.83	$0.82	$0.26	$0.02	$0.22
Diluted	$0.81	$0.82	$0.26	$0.02	$0.22
Weighted average common shares outstanding:
Basic	45,729	45,509	46,409	46,494	46,162
Diluted	46,831	45,748	46,493	47,665	47,028

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,397	$24,262	$20,607	$21,645	$23,762
Current assets	310,969	287,078	226,061	263,698	215,795
Federal ESPC receivable(1)	293,998	248,917	158,209	125,804	79,167
Energy assets, net	459,952	356,443	319,758	244,309	217,772
Total assets	1,161,634	983,951	797,281	723,440	617,550
Current liabilities	222,630	202,142	190,602	179,723	142,934
Long-term debt, less current portion	219,162	173,237	140,593	100,490	85,724
Federal ESPC liabilities(1)	288,047	235,088	133,003	122,040	70,875
Total stockholders’ equity	$376,875	$336,620	$294,306	$287,409	$286,306

(1)
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-party investors that provide construction and permanent financing for such contracts. Federal ESPC liabilities represent the advances received from third party investors under agreements to finance certain energy savings performance contract projects with various federal government agencies. Upon completion and acceptance of the project by the government, typically within 24 - 36 months of construction commencement, the ESPC receivable from the Government and corresponding related ESPC liability is eliminated from our consolidated balance sheet. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the Government customer, we remain the primary obligor for financing received.

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
Energy Savings Performance and Energy Supply Contracts
For our energy efficiency projects, we typically enter into ESPCs, under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed-upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed energy reduction commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the commitment will have been met. Under an equipment-level commitment, we commit to a level of energy use reduction based on the difference in use measured first with the existing equipment and then with the replacement equipment. A whole building-level commitment requires demonstration of energy usage reduction for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over up to 23 years.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
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
As of December 31, 2018, we had fully-contracted backlog of approximately $726.6 million in expected future revenues under signed customer contracts for the installation or construction of projects. We also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,241.4 million. As of December 31, 2017, we had fully-contracted backlog of approximately $572.5 million in future revenues under signed customer contracts for the installation or construction of projects. We also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,199.0 million. As of December 31, 2016, we had backlog of approximately $534.1 million in expected future revenues under signed customer contracts for the installation or construction of projects. We also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $957.6 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of December 31, 2018 and 2017, our 12-month backlog was $360.5 million and $348.0 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was approximately $424.7 million and $165.8 million as of December 31, 2018 and 2017, respectively.
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
Historically, including for the years ended December 31, 2018, 2017 and 2016, approximately 77% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities.
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
As a result of certain acquisitions, we have intangible assets related to customer contracts; these are amortized over a period of approximately one to eight years from the respective date of acquisition. This amortization is recorded as a cost of revenues in the consolidated statements of income (loss). Amortization expense for the year ended December 31, 2018 related to customer contracts was not significant.
Gross margin, which is gross profit as a percent of revenues, is affected by a number of factors, including the type of services performed. Renewable energy projects that we own and operate typically have higher margins than energy efficiency projects, and sales in the United States typically have higher margins than in Canada due to the typical mix of products and services that we sell there. In addition, gross margin frequently varies across the construction period of a project. Our expected gross margin on, and expected revenues for, a project are based on budgeted costs. In some cases, actual costs incurred, or expected to be incurred, exceed the budgeted costs. In this case, we will adjust the revenue accordingly as a result of a slower progress-towards-completion estimate on a lower project gross margin estimate. From time to time, a portion of the contingencies reflected in budgeted costs are not incurred due to strong execution performance. In that case, and generally at project completion, we recognize revenues for which there is no further corresponding cost of revenues. As a result, gross margin tends to be backloaded for projects with strong execution performance; this explains the gross margin improvement that occurs from time to time at project closeout.
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
General and administrative expenses. These expenses consist primarily of rents and occupancy, professional services, insurance, unallocated travel expenses, telecommunications, office expenses and amortization of intangible assets not related to customer contracts. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services. For the years ended December 31, 2018 and 2017, we recorded amortization expense of $1.0 million and $1.4 million, respectively, related to customer relationships, non-compete agreements, technology and trade names. Amortization expense related to these intangible assets is included in selling, general and administrative expenses in the consolidated statements of income (loss).
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these consolidated financial statements relate to our estimates of uninstalled materials under the revenue recognition requirements of contracts with our customers, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods. We recorded an adjustment to retained earnings on January 1, 2018 due to the cumulative impact of adopting Topic 606. See Note 3 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of updated policies related to revenue recognition discussed below.
We derive revenues from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation, of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that we own, and the sale and installation of solar energy products and systems. Below is a description of our primary lines of business.
Projects - Our principal service relates to energy efficiency projects, which entails the design, engineering and installation of, and assisting with the arranging of financing for an ever-increasing array of innovative technologies and techniques to improve the energy efficiency, and control the operation, of a building’s energy- and water- consuming systems. In certain projects, we also designed and constructed for a customer a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy.
Under Topic 606 requirements, we recognize revenue from the installation or construction of projects over time using the cost-based input method. We use the total costs incurred on the the project relative to the total expected costs to satisfy the performance obligation.
When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, we record the entire estimated loss in the period the loss becomes known.
Operations & Maintenance (“O&M”) - After an energy efficiency or renewable energy project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, we frequently maintain staff on-site to perform these services.
Maintenance revenue uses the input method to recognize revenue. In most cases, O&M fees are fixed annual fees. Because we are on-site to perform O&M services, the services are typically a distinct series of promises, and those services have the same pattern of transfer to the customer (i.e., evenly over time), we record the revenue on a straight-line basis. Some O&M service contract fees are billed on time expended. In those cases, revenue is recorded based on the time expended in that month.
Energy Assets - Our service offerings also include the sale of electricity, processed renewable gas fuel, heat or cooling from the portfolio of assets that we own and operate. We have constructed and are currently designing and constructing a wide range of renewable energy plants using landfill gas (“LFG”), wastewater treatment biogas, solar, biomass, other bio-derived fuels, wind and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. We purchase the LFG that otherwise would be combusted or flared, processes it, and either sell it or use it in our energy plants. We also design and build, as well as own, operate and maintain, plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turn it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. Where we own and operate energy producing assets, we typically enter into a long-term power purchase agreement (“PPA”) for the sale of the energy. Many of our energy assets also produce environmental attributes, including renewable energy credits (“RECs”) and Renewable Identification Numbers (“RINs”). In most cases, we sell these attributes under separate agreements with third parties other than the PPA customer.
We recognize revenues from the sale and delivery of the energy output from renewable energy plants, over time as produced and delivered to the customer, in accordance with specific PPA contract terms. Environmental attributes revenue is recognized at a point in time, when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the attribute market that we operate in. In those cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attributes output, as generated and delivered to the customer.
Other - Our service and product offerings also include integrated-PV and consulting and enterprise energy management services.
We recognize revenues from delivery of engineering, consulting services and enterprise energy management services over time. For the sale of solar materials, revenue is recognized at a point in time when we have transferred physical control of the asset to the customer upon shipment.
To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.
Billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.
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
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services, deposits and project development costs incurred in connection with the construction of small-scale renewable energy plants that we own. These amounts are capitalized and amortized to cost of revenues in our consolidated statements of income (loss) on a straight line basis over the lives of the related assets or the terms of the related contracts.
We capitalize interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net, in our consolidated balance sheets. Capitalized interest is amortized to cost of revenues in our consolidated statements of income (loss) on a straight line basis over the useful life of the associated energy asset. The amount of interest capitalized for the years ended December 31, 2018, 2017 and 2016 was $3.8 million, $4.3 million and $1.3 million, respectively.
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
We evaluate our long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.
We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
From time to time, we have applied for and received cash grant awards from the U.S. Treasury Department (the “Treasury”) under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the “Act”). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of investment tax credits. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable energy assets. If we dispose of the property, or the property ceases to qualify as specified energy property, within five years from the date the property is placed in service, then a prorated portion of the Section 1603 payment must be repaid.
We last received a Section 1603 grant during the year ended December 31, 2014. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6.6 million and $7.2 million in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
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

Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill requires significant judgment. We regularly monitor current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and projections of future results. We estimate the reporting unit’s fair value and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted-average cost of capital.

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

We review long-lived asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Examples of such triggering events applicable to our asset groups include a significant decrease in the market price of a long-lived asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group, among others.

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

Derivative Financial Instruments

We account for our interest rate swaps and commodity swaps as derivative financial instruments. As required under GAAP, derivatives are carried on our consolidated balance sheets at fair value. The fair value of our interest rate and commodity swaps are determined based on observable market data in combination with expected cash flows for each instrument.
We follow the guidance which expands the disclosure requirements for derivative instruments and hedging activities.
In the normal course of business, we utilize derivative contracts as part of our risk management strategy to manage exposure to market fluctuations in interest rates and natural gas prices. These instruments are subject to various credit and market risks. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We seek to manage credit risk by entering into financial instrument transactions only through counterparties that we believe to be creditworthy. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates and natural gas prices. We seek to manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. As a matter of policy, we do not use derivatives for speculative purposes.
We are exposed to interest rate risk through our borrowing activities. A portion of our project financing includes thirteen credit facilities that utilize a variable rate swap instrument. We are also exposed to commodity price risk through our variable rate commodity swap instruments. We have three commodity swaps as of December 31, 2018.
In June 2018, the Company entered into a term loan agreement, discussed in Note 8, that contained an interest make-whole provision. In August 2018, the Company signed a joinder to the above agreement, which added another series of notes to the term loan that also contained an interest make-whole provision. The Company determined that these provisions fulfill the requirements of embedded derivative instruments that were required to be bifurcated from the host agreement. The fair value of these make-whole provisions was determined based on available market data and a with and without model.
The following tables present a listing of all our active derivative instruments as of December 31, 2018 ($ in thousands):

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 3.19% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	9,665	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	7,085	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.84 MMBtu Fixed	May 2018	April 2019	323,390	MMBtus	Not Designated
1-Year, $2.68 MMBtu Fixed	May 2019	April 2020	437,004	MMBtus	Not Designated
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	Liability	June/August 2018	December 2038	$1,808
We entered into each of the interest rate and commodity swap contracts as an economic hedge.
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
We have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2018, 2017 and 2016, respectively.
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax for years after 2017. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property and created limitations on the deductibility and timing of interest deductions.
We recorded a tax benefit for the impact of the 2017 Tax Act of approximately $13.9 million in our consolidated financial statements during the year ended December 31, 2017. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%.
The Tax Legislation provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017.  Our initial estimate showed a deficit in foreign E&P and significant foreign taxes paid, which could be creditable against any tax resulting from the deemed mandatory repatriation. During 2018 we finalized the calculations of our post-1986 E&P and determined that it resulted in a deficit and no deemed mandatory repatriation tax being due.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. During 2018 we finalized all of our tax accounting associated with the 2017 Tax Act without material adjustments and they are reflected in the financial statements as of December 31, 2018.
In February 2018 the Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction for 2017 was retroactively extended through December 31, 2017. Because of the timing of the extension the impact of the Section 179D deduction was not reflected in the 2017 tax provision but was instead reflected in 2018.
Stock-Based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We recognize the costs associated with option grants using the fair value recognition provisions of ASC 718, Compensation — Stock Compensation. Generally, ASC 718 requires the value of all stock-based payments to be recognized in the statement of income (loss) based on their estimated fair value at date of grant amortized over the grants’ respective vesting periods. For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense of approximately $1.3 million, $1.3 million, and $1.5 million, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options.
Stock Option Grants
We have granted stock options to certain employees and directors under our 2010 stock incentive plan and at December 31, 2018, 6,833 shares were available for grant under that plan. We have also granted stock options to certain employees and directors under our 2000 stock incentive plan; however, we will grant no further stock options or restricted stock awards under that plan.
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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.71%-3.00%	1.96%-2.36%	1.16%-1.77%
Expected volatility	43%-45%	46%	46%-49%
Expected life	6.5 years	6.5 years	6.5-10 years
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
As of December 31, 2018, we had $3.1 million of total unrecognized stock-based compensation expense related to employee and director stock options. We expect to recognize this cost over a weighted-average period of 2.1 years after December 31, 2018. The allocation of this expense between cost of revenues and selling, general and administrative expenses will depend on the salaries and work assignments of the personnel holding these options.
Recent Accounting Pronouncements
See Note 2 of the “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards.
Results of Operations

On January 1, 2018, the Company adopted new accounting guidance on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance. See Note 3, Revenue From Contracts with Customers, of Notes to Consolidated Financial Statements for further details.

The following table sets forth certain financial data from the consolidated statements of income (loss) expressed as a percentage of revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$787,138	100.0%	$717,152	100.0%	$651,227	100.0%
Cost of revenues	613,526	77.9%	572,994	79.9%	516,883	79.4%
Gross profit	173,612	22.1%	144,158	20.1%	134,344	20.6%
Selling, general and administrative expenses	114,513	14.5%	107,570	15.0%	110,568	17.0%
Operating income	59,099	7.5%	36,588	5.1%	23,776	3.7%
Other expenses, net	16,709	2.1%	7,871	1.1%	7,409	1.1%
Income before provision (benefit) for income taxes	42,390	5.4%	28,717	4.0%	16,367	2.5%
Income tax (benefit) provision	4,813	0.6%	(4,791)	(0.7)%	4,370	0.7%
Net income	$37,577	4.8%	$33,508	4.7%	$11,997	1.8%
Net loss attributable to redeemable non-controlling interest	$407	0.1%	$3,983	0.6%	$35	—%
Net income attributable to common shareholders	$37,984	4.8%	$37,491	5.2%	$12,032	1.8%
Revenues
The following table sets forth a comparison of our revenues for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$787,138	$717,152	$69,986	9.8%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$717,152	$651,227	$65,925	10.1%
Total revenues increased by $70.0 million, or 9.8%, from 2017 to 2018 primarily due to a $17.2 million increase in revenues from our U.S. Federal segment, a $3.4 million increase in revenues from our Non-solar Distributed Generation (“DG”) segment, a $44.1 million increase in revenues from our U.S. Regions segment and a $10.1 million increase from All Other. These increases were partially offset by a $4.8 million decrease in revenues from our Canada segment.
Total revenues increased by $65.9 million, or 10.1%, from 2016 to 2017 primarily due to a $51.1 million increase in revenues from our U.S. Federal segment, a $4.8 million increase in revenues from our Non-solar DG segment, a $13.4 million increase in revenues from our U.S. Regions segment and a $3.2 million increase from All Other. These increases were partially offset by a $6.6 million decrease in revenues from our Canada segment.

Cost of Revenues and Gross Margin
The following table sets forth a comparison of our cost of revenues and gross profit for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Cost of revenues	$613,526	$572,994	$40,532	7.1%
Gross margin %	22.1%	20.1%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Cost of revenues	$572,994	$516,883	$56,111	10.9%
Gross margin %	20.1%	20.6%
Cost of revenues. Total cost of revenues increased $40.5 million, or 7.1%, from 2017 to 2018 due primarily to an increase in project revenues from our U.S. Regions segment. Total cost of revenues increased by $56.1 million, or 10.9%, from 2016 to 2017 due primarily to an increase in revenues from our U.S. Federal segment.
Gross margin. Gross margin increased from 20.1% in 2017 to 22.1% in 2018. The increase in gross margin is primarily due to an increase in higher margin energy and incentive revenue from renewable gas assets the Company owns in our Non-Solar DG segment. Gross margin decreased from 20.6% in 2016 to 20.1% in 2017. The decrease was due primarily to a mix of lower margin projects in our U.S. Regions segment.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses for the periods indicated (in thousands):

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Selling, general and administrative expenses	$114,513	$107,570	$6,943	6.5%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Selling, general and administrative expenses	$107,570	$110,568	$(2,998)	(2.7)%
Selling, general and administrative expenses increased $6.9 million or 6.5% to $114.5 million from $107.6 million from 2017 to 2018 primarily due to an increase in salaries and benefits of $4.6 million resulting from increased headcount.
Selling, general and administrative expenses decreased $3.0 million or 2.7% to $107.6 million from $110.6 million from 2016 to 2017, respectively, primarily due to $2.1 million in restructuring charges incurred during 2016, which included $1.9 million in bad debt expense in our Canada segment related to our restructuring efforts, and $2.9 million in write-downs, primarily in accounts receivable related to a customer that declared bankruptcy during 2016, offset by higher project development costs incurred during 2017.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income and amortization of deferred financing costs, net. Other expenses, net, increased from 2017 to 2018 by $8.8 million primarily due to an increase in interest expense and unfavorable foreign exchange rate fluctuations realized. Other expenses, net, increased from 2016 to 2017 by $0.5 million primarily due to an increase in interest expense offset by favorable foreign exchange rate fluctuations realized in 2017.
Income Before Taxes
Income before taxes increased from 2017 to 2018 by $13.7 million, or 47.6% and increased from 2016 to 2017 by $12.4 million, or 75.5%, primarily due to the reasons described above.

Provision for Income Taxes
The provision (benefit) for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. During 2018, we recognized an income tax provision of $4.8 million, equivalent to an effective tax rate of 11.4%. The effective tax rate increased for 2018 vs. 2017 primarily due to our recording a deferred U.S. tax benefit in 2017 of approximately $13.9 million, related to the revaluation of deferred tax assets and liabilities resulting from the reduced federal tax rate enacted in the 2017 Tax Act. During 2017, we recognized an income tax benefit of $4.8 million, equivalent to an effective tax rate of (16.7)%. The effective tax rate decreased significantly primarily due to the change in the U.S. tax law.
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation which significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate for the years after 2017 from 35% to 21%. In 2018 we benefited from the reduced federal tax rate and we also recognized a tax benefit of approximately $8.6 million associated with energy related credits and deductions available under the U.S. Tax Code. In February 2018 the Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction for 2017 was retroactively extended through December 31, 2017. Because of the timing of the extension the impact of the Section 179D deduction was not reflected in the 2017 tax provision but was instead reflected in 2018. In addition, we also are entitled to Investment Tax Credits available under the Tax Code for renewable energy plants we develop and retain. The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year.
During 2018, we recognized an income tax provision of $4.8 million, or 11.4% of pretax income. The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2018 related to our recognizing a tax benefit of approximately $8.6 million associated with energy related credits and deductions available under the U.S. Tax Code as well as a deduction available under Section 179D of the Tax Code. In February 2018 the Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction for 2017 was retroactively extended through December 31, 2017. Because of the timing of the extension the impact of the Section 179D deduction was not reflected in the 2017 tax provision but was instead reflected in 2018 .
The investment tax credits to which we are entitled fluctuate from year to year based on the cost of the renewable energy plants that we place or expect to place in service in that year. In February 2018 the Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction for 2017 was retroactively extended through December 31, 2017. There is no guarantee it will be extended to December 31, 2018 or be available in future years.
Net Income
Net income increased $4.1 million to a net income of $37.6 million for the twelve months ended December 31, 2018 compared to a net income of $33.5 million for the same period of 2017 for the reasons discussed above. Basic income per share for the twelve months ended December 31, 2018 was $0.83 per share, an increase of $0.01 per share, compared to the same period of 2017. Diluted income per share for the twelve months ended December 31, 2018 was $0.81 per share, a decrease of $0.01 per share, compared to the same period of 2017.
Net income increased $21.5 million to a net income of $33.5 million for the twelve months ended December 31, 2017 compared to a net income of $12.0 million for the same period of 2016 for the reasons discussed above. Basic and diluted income per share for the twelve months ended December 31, 2017 were $0.82 per share, an increase of $0.56 per share, compared to the same period of 2016.
Business Segment Analysis (in thousands)
We report results under ASC 280, Segment Reporting. Our reportable segments for the year ended December 31, 2018 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation “DG”. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own. This segment also performs O&M services for customer-owned small-scale plants. As of December 31, 2017, the Company’s U.S. Regions segment now included certain small-scale solar grid-tie plants developed for customers previously included in our Non-Solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$334,344	$290,196	$44,148	15.2%
Income before taxes	$20,543	$13,865	$6,678	48.2%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$290,196	$276,766	$13,430	4.9%
Income before taxes	$13,865	$19,802	$(5,937)	(30.0)%
Revenues for the U.S. Regions segment increased by $44.1 million, or 15.2%, to $334.3 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to an increase in project revenues attributable to an increase in the average project size versus the prior year.
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
Income before taxes for the U.S. Regions segment increased by $6.7 million, or 48.2%, for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to the increase in revenues described above.
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
U.S. Federal

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$246,309	$229,146	$17,163	7.5%
Income before taxes	$36,332	$29,261	$7,071	24.2%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$229,146	$178,005	$51,141	28.7%
Income before taxes	$29,261	$22,246	$7,015	31.5%
Revenues for the U.S. Federal segment increased by $17.2 million, or 7.5%, to $246.3 million for the twelve months ended December 31, 2018 compared to the same period of 2017, primarily due to timing of revenue recognized as a result of the phase of active projects.
Revenues for the U.S. Federal segment increased by by $51.1 million, or 28.7%, to $229.1 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to an increase in project revenues related to the increase in average project size of projects versus the prior year. This increase is primarily attributed to larger comprehensive projects which integrate multiple technologies.

Income before taxes for the U.S. Federal segment increased by $7.1 million, or 24.2%, to $36.3 million for the twelve months ended December 31, 2018 compared to the same period of 2017 , primarily due to gross profit attributed to a favorable mix of higher margin projects.
Income before taxes for the U.S. Federal segment increased by $7.0 million, or 31.5%, to $29.3 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to the increase in revenues described above partially offset by a budget revision on a large project in the second quarter of 2016.
Canada

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$38,982	$43,803	$(4,821)	(11.0)%
Income (loss) before taxes	$(2,746)	$1,751	$(4,497)	(256.8)%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$43,803	$50,448	$(6,645)	(13.2)%
Income (loss) before taxes	$1,751	$(2,330)	$4,081	175.2%
Revenues for the Canada segment decreased $4.8 million, or 11.0%, to $39.0 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to a decrease in project revenues related to slower progression of certain active projects.
Revenues for the Canada segment decreased $6.6 million, or 13.2%, to $43.8 million for twelve months ended December 31, 2017 compared to the same period in of 2016 primarily due to a decrease in project revenues related to a significant low margin project which was completed during the third quarter of 2017.
Income (loss) before taxes for the Canada segment decreased $4.5 million, or 256.8%, to a loss of $2.7 million for the twelve months ended December 31, 2018 compared to income of $1.8 million for the same period of 2017 primarily due to the decrease in revenues described above, higher project development costs and unfavorable foreign currency exchange rate fluctuations.
Income (loss) before taxes for the Canada segment increased $4.1 million, or 175.2%, to income of $1.8 million for twelve months ended December 31, 2017 compared to a loss of $2.3 million for the same period of 2016 primarily due to the decrease in project revenues related to the significant low margin project described above, $1.9 million of bad debt expense related to our previously disclosed restructuring efforts in Canada recorded during 2016, and favorable foreign currency exchange rate fluctuations realized during 2017.
Non-Solar DG

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$82,655	$79,220	$3,435	4.3%
Income before taxes	$13,412	$8,115	$5,297	65.3%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$79,220	$74,395	$4,825	6.5%
Income before taxes	$8,115	$9,301	$(1,186)	(12.8)%
Revenues for the Non-solar DG segment increased $3.4 million, or 4.3%, to $82.7 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to an increase in energy and incentive revenue which was partially offset by a decrease in project revenue.
Revenues for the Non-solar DG segment increased $4.8 million, or 6.5%, to $79.2 million for twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to an increase in project revenues from the development of small-scale plants we are constructing for customers and energy and incentive revenue from renewable gas assets the Company owns.
Income before taxes for the Non-solar DG segment increased by $5.3 million, or 65.3%, to $13.4 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to the increase in higher margin energy and incentive revenues described above.
Income before taxes for the Non-solar DG segment decreased $1.2 million, or 12.8%, to $8.1 million for the twelve months ended December 31, 2017 compared to the same period of 2016 primarily due to the increase in revenues described above offset by increased interest expense attributed to an increase in project financing activity in 2017 for assets placed in service.
All Other

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
Revenues	$84,848	$74,787	$10,061	13.5%
Income before taxes	$5,264	$2,920	$2,344	80.3%
Unallocated corporate activity	$(30,415)	$(27,195)	$(3,220)	(11.8)%

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenues	$74,787	$71,613	$3,174	4.4%
Income (loss) before taxes	$2,920	$(427)	$3,347	783.8%
Unallocated corporate activity	$(27,195)	$(32,225)	$5,030	15.6%
Revenues from all other segments increased $10.1 million, or 13.5%, to $84.8 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to an increase in project revenues related to the size of active projects and integrated-PV revenues attributed to sales to customers for oilfield microgrid applications.
Revenues from all other segments increased $3.2 million, or 4.4%, to $74.8 million for the twelve months ended December 31, 2017 primarily due to an increase in integrated-PV revenues attributed to sales to customers for oilfield microgrid applications, which rebounded in 2017, partially offset by a decrease in revenues from business assets sold during the first quarter of 2017.
Income before taxes from all other segments increased $2.3 million to income of $5.3 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to the increase in revenues described above.
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
Corporate activity increased by $3.2 million, or 11.8%, to $30.4 million for the twelve months ended December 31, 2018 compared to the same period of 2017 primarily due to an increase in salary and benefit costs, professional fees and unallocated expenses.
Corporate activity decreased from by $5.0 million, or 15.6%, to $27.2 million primarily due to $3.2 million in reserves for certain amounts receivable from a customer who declared bankruptcy during 2016.

Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt.
The changes in cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Cash flows used in operating activities	$(53,201)	$(135,570)	$(52,634)
Cash flows used in investing activities	(133,206)	(88,042)	(79,616)
Cash flows provided by financing activities	224,511	230,237	134,146
Effect of exchange rate changes on cash	(295)	654	(422)
Net increase (decrease) in cash and cash equivalents	$37,809	$7,279	$1,474
We believe that cash and cash equivalents, and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through at least March 2020 and thereafter.
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements, $158.2 million, as of year ended December 31, 2018, are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows $(155.5) million as of the year ending December 31, 2018. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheet as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
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
Capital expenditures. Our total capital expenditures were $129.6 million, $88.4 million, and $76.0 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Additionally, we invested $3.6 million in acquisitions for the twelve months ended December 31, 2018, we invested $2.4 million in acquisitions of renewable energy plants, net of debt assumed, for the twelve months ended December 31, 2017 and $3.6 million in acquisitions for the twelve months ended December 31, 2016. Included in our capital expenditures is the purchase of solar PV projects in development for $72.9 million for the twelve months ended December 31, 2018. We currently plan to invest approximately $150.0 million to $200.0 million in capital expenditures in 2019, principally for the construction or acquisition of new renewable energy plants.
Cash flows from operating activities. Operating activities used $53.2 million of net cash during 2018. In 2018, we had net income of $37.6 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $42.1 million. Net increases in project development costs and other assets and net decreases in other liabilities used $12.9 million. These uses of cash were offset by net decreases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings and prepaid expenses and other current assets and an increase in accounts payable and accrued expenses, billings in excess of cost and estimated earnings and income taxes payable which provided $35.6 million. Federal ESPC receivables used $155.5 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $135.6 million of net cash during 2017. In 2017, we had a net income of $33.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $22.2 million. Net increases in costs and estimated earnings in excess of billings, prepaid expenses and other current assets and project development costs and decreases in billings in excess of cost and estimated earnings, other liabilities and income taxes payable used $60.6 million. These uses of cash were partially offset by a decrease in accounts receivable including retainage, inventory and other assets and increase in accounts payable and accrued expenses which provided $26.9 million. Federal ESPC receivables used $157.5 million.
Operating activities used $52.6 million of net cash during 2016. In 2016, we had a net income of $12.0 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items totaling $35.8 million. Net increases prepaid expenses and other current assets, accounts receivable including retainage and other assets and decreases in accounts payable and accrued expenses and other current liabilities, billings in excess of cost and estimated earnings and other liabilities used $22.1 million. These uses of cash were partially offset by a decrease in inventory, costs and estimated earnings in excess of billings and project development costs and increases in income taxes payable which provided $38.4 million. Federal ESPC receivables used $116.8 million.
Cash flows from investing activities. Cash used for investing activities totaled $133.2 million during 2018 and consisted of capital investments of $125.7 million related to the development and acquisition of renewable energy plants, $3.9 million related to purchases of other property and equipment and acquisitions of businesses of $3.6 million.
Cash used for investing activities totaled $88.0 million during 2017 and consisted of capital investments of $85.6 million related to the development of renewable energy plants, $2.9 million related to purchases of other property and equipment and $2.4 million related to acquisitions of renewable energy plants. Offsetting these amounts was $2.8 million in proceeds from the sale of assets from a business.
Cash used for investing activities totaled $79.6 million during 2016 and consisted of capital investments of $73.2 million related to the development of renewable energy plants, $2.8 million related to purchases of other property and equipment and $3.6 million related to acquisitions of renewable energy plants.
Cash flows from financing activities. Net cash provided by financing activities totaled $224.5 million during 2018 and included repayments of $36.4 million on long-term debt, payments of $4.1 million relating to financing fees, $1.8 million for the repurchase of stock and payments on our senior secured credit facility of $0.9 million. These uses of financing cash were offset by proceeds from long-term debt financing of $88.1 million, proceeds from sale-leaseback financings of $5.1 million, proceeds from redeemable non-controlling interest of $4.8 million and proceeds from exercises of options which provided $7.2 million. Proceeds from Federal ESPC projects and energy assets provided $162.5 million in cash.
Net cash provided by financing activities totaled $230.2 million during 2017 and included repayments of $54.2 million on long-term debt, payments of $2.9 million relating to financing fees and $3.4 million for the repurchase of stock. These uses of financing cash were offset by proceeds from long-term debt financing of $48.5 million, proceeds from sale-leaseback financings of $51.2 million, proceeds from redeemable non-controlling interest of $7.5 million, proceeds from our senior secured credit facility of $12.5 million and exercises of options, which provided $2.0 million. Proceeds from Federal ESPC projects and energy assets provided $169.0 million in cash.
Net cash provided by financing activities totaled $134.1 million during 2016 and included repayments of $14.0 million on long-term debt, payments of $1.9 million relating to financing fees and $6.4 million for the repurchase of stock. These uses of financing cash were offset by proceeds from our senior secured credit facility of $3.8 million, exercises of options, which provided $1.1 million, proceeds from sale-leaseback financings of $17.0 million, proceeds from long-term debt financing of $38.0 million and proceeds from redeemable non-controlling interest of $6.4 million. Proceeds from Federal ESPC projects provided $90.0 million in cash.
We currently plan additional financings of $100.0 million to $110.0 million in 2019 to fund the construction or acquisition of new renewable energy plants as discussed above.
Senior Secured Credit Facility — Revolver and Term Loan
On June 30, 2015, we entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extends our existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016.

The revolving credit and term loan facility mature on June 30, 2020, when all amounts will be due and payable in full. We expect to use the new credit facility for our general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, we entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio. In November 2016, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20.0 million to an aggregate of $30.0 million and extended the maturity date of the term loan from June 30, 2018 to June 30, 2020. In June 2017, we entered into an additional amendment to the third amended and restated bank credit facility that increased the amount available to be drawn on the revolving credit facility from $60.0 million to $75.0 million. This amendment also amended the requirement of the total funded debt to EBITDA ratio as described below. In June 2018, we entered into an additional amendment to the Third Amended and Restated bank credit facility. The amendment added SunTrust Robinson Humphrey, Inc as an additional lender, increased the aggregate amount of the revolving commitments from $75,000 to $85,000 through the existing June 30, 2020 end date, increased the term loan from $25,000 to $46,000 to reduce the outstanding revolving loan balances by the same amount and, for the period of June 30, 2018 through June 30, 2020, increased the Total Funded Debt to EBITDA covenant ratio from a maximum of 2.75 to 3.00. The total commitment under the amended credit facility (revolving credit, term loan and swing line) is $136,000.
The credit facility consists of a $85.0 million revolving credit facility and a $46.0 million term loan. The revolving credit facility may be increased by up to an additional $25.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20.0 million of the revolving credit facility may be borrowed in Canadian dollars, Euros and Pounds Sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of our and such of our subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2018 and 2017, $41.5 million and $22.5 million, was outstanding under the term loan, respectively. At December 31, 2018 and 2017, $1.7 million and $27.6 million was outstanding under the revolving credit facility, respectively. At December 31, 2018 funds of $72.2 million was available for the revolving credit facility.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on our ratio of Total Funded Debt to EBITDA (each as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of Total Funded Debt to EBITDA. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2018, the interest rate for borrowings under the revolving credit facility was 4.52% and the weighted average interest rate for borrowings under the term loan was 4.72%.
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
Under the credit facility, we may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, under the credit facility, we and our core subsidiaries must maintain the following financial covenants:

•	a ratio of total funded debt to EBITDA of less than 3.00 to 1.0 as of the end of each fiscal quarter ending June 30, 2018 and thereafter; and
•	a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
As of December 31, 2018, we were in compliance with all of the financial and operational covenants in the senior credit facility. In addition, we do not consider it likely that we will fail to comply with these covenants for the next twelve months.
As of December 31, 2018, the Company was not in compliance with certain financial covenant requirements on two of the Company’s project financing debt facilities. The Company has received a waiver from one of the financial institutions to waive the failure as of December 31, 2018. The Company has not received a waiver from one financial institution in relation to the covenant failure on a project financing facility for which $3,978 was outstanding as of December 31, 2018.
Project Financing
Construction and Term Loans. We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of the Company. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operations and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of December 31, 2018, we had outstanding $179.9 million in aggregate principal amount under these loans with maturities at various dates from 2020 to 2038. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 4.38% to 9.89%. As of December 31, 2017, we had outstanding $117.8 million in aggregate principal amount under these loans with maturities at various dates from 2017 to 2034. Effective interest rates, after consideration for our interest rate swap contracts, ranged from 3.4% to 7.3% as of December 31, 2017.
The Company’s project financing facilities contain various financial and other covenant requirements which include debt service coverage ratios and total funded debt to EBITDA, as defined. Any failure to comply with the financial or other covenants of the Company’s projects financings would result in inability to distribute funds to from the wholly-owned subsidiary to the Company or constitute an event of default in which the lenders may have the ability to accelerate the amounts outstanding, including all accrued interest and unpaid fees.

As of December 31, 2018 and 2017, the Company’s debt consisted of the following:

	Commencement Date	Maturity Date	Balance as of December 31,
			2018	2017
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2020	$43,074	$49,986
Variable rate term loan payable in semi-annual installments	January 2006	February 2021	936	1,220
Variable rate term loan payable in semi-annual installments	January 2006	June 2024	7,426	8,295
Variable rate term loan payable in quarterly installments	February 2009	December 2024	—	8,757
Term loan payable in quarterly installments	March 2011	March 2021	1,464	2,218
Term loan payable in monthly installments	October 2011	June 2028	3,843	4,551
Variable rate term loan payable in quarterly installments	October 2012	June 2020	30,674	32,711
Variable rate term loan payable in quarterly installments	September 2015	March 2023	17,208	18,346
Term loan payable in quarterly installments	August 2016	July 2031	3,925	4,605
Term loan payable in quarterly installments	March 2017	March 2028	3,945	4,258
Term loan payable in monthly installments(3)	April 2017	April 2027	22,081	13,325
Term loan payable in quarterly installments	April 2017	February 2034	2,735	3,128
Variable rate term loan payable in quarterly installments	June 2017	December 2027	12,915	14,034
Variable rate term loan payable in quarterly installments	February 2018	August 2022	21,475	—
Term loan payable in quarterly installments	June 2018	December 2038	30,069	—
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	9,668	—
Variable rate construction loan payable	November 2016	June 2018	—	1,721
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	9,072	—
Total construction and term loans			$220,510	$167,155
Federal ESPC liabilities. We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $288.0 million and $235.1 million in principal amounts at December 31, 2018 and 2017, respectively. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheet until the completed project is accepted by the customer.
Sale-Leaseback. During the first quarter of 2015, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects. In September 2016, we amended our agreement with the investor whereas the investor had committed up to a maximum combined funding amount of $100.0 million through June 30, 2017 on certain projects. In May 2017, we amended our agreement with the investor to extend the end date of the agreement to June 30, 2018. This agreement was not extended further and expired on June 30, 2018. During the year ended December 31, 2017, we sold twelve solar PV projects and in return received $47.2 million as part of this arrangement. Additionally, we sold and contemporaneously leased back one solar PV project to a separate investor, not a party to the master lease agreement, under a new agreement during the year ended December 31, 2017, and in return received $2.0 million. During the third quarter of 2018, we entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects through August 2019 up to a maximum funding amount of 100.0 million. As of December

31, 2018, $95.1 million remained available under the lending commitment although this amount is not expected to be used. During the year ended December 31, 2018, we sold two solar PV projects and in return received $4.9 million as part of this arrangement. While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheet, they are generally non-recourse and not direct obligations of Ameresco, Inc., except that Ameresco, Inc. has guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2018 (in thousands):

	Payments due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Senior Secured Credit Facility:
Revolver	$1,696	$—	$1,696	$—	$—
Term Loan	41,500	6,000	35,500	—	—
Project Financing:
Construction and term loans	179,872	15,932	82,568	36,754	44,618
Federal ESPC liabilities(1)	288,047	—	288,047	—	—
Interest obligations(2)	71,750	14,349	20,339	12,389	24,673
Capital lease liabilities	33,364	4,959	12,304	3,045	13,056
Operating leases	47,593	7,917	13,097	9,230	17,349
Total	$663,822	$49,157	$453,551	$61,418	$99,696

(1)
Federal ESPC arrangements relate to the installation and construction of projects for certain customers, typically federal governmental entities, where we assign to third-parties our right to customer receivables. We are relieved of the liability, without making a payment, when the project is completed and accepted by the customer. We typically expect to be relieved of the liability between one and three years from the date of project construction commencement. The table does not include, for our Federal ESPC liability arrangements, the difference between the aggregate amount of the long-term customer receivables sold by us to the third-party and the amount received by us from the third party for such sale.

(2)
For both the revolving and term loan portions of our senior secured credit facility, the table above assumes that the variable interest rate in effect at December 31, 2018 remains constant for the term of the facility.

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
Interest Rate Risk
We had cash and cash equivalents totaling $61.4 million as of December 31, 2018 and $24.3 million as of December 31, 2017. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.

Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. All but one of the interest rate swaps that we have entered into qualify and have been designated as fair value hedges. We have also entered into three commodity swap contracts in order to hedge our exposure to adverse changes in the short-term market rates of natural gas, which have not been designated for hedge accounting. See Notes 2, 17 and 18 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.
We have also entered into term loan agreements that contain interest make-whole provisions that qualify as embedded derivatives that are required to be bifurcated from their host term loan agreement and valued separately. These derivatives cannot be hedged. See Notes 2, 8, 17 and 18 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.
By using derivative instruments, we are subject to credit and market risk. The fair market value of the interest rate and commodity swaps are determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. The fair value of these make-whole provisions was determined based on available market data and a with and without model.
Our exposure to market interest rate risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and British pound sterling. Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive loss. For the year ended December 31, 2018, due to the weakening of the GBP versus the U.S. dollar, our foreign currency translation resulted in a loss of $0.3 million which we recorded as a increase in accumulated other comprehensive income. For the year ended December 31, 2017, due to the strengthening of the Canadian dollar versus the U.S. dollar, our foreign currency translation resulted in a gain of $0.7 million, which we recorded as a decrease in accumulated other comprehensive loss. As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries, but have elected to invest in new business opportunities there. See Note 9, “Income Taxes” to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (including amounts in VIEs of $1,255 and $444, respectively)	$61,397	$24,262
Restricted cash (including amounts in VIEs of $156 and $155, respectively)	16,880	15,751
Accounts receivable, net (including amounts in VIEs of $374 and $328, respectively)	85,985	85,121
Accounts receivable retainage, net	13,516	17,484
Costs and estimated earnings in excess of billings (including amounts in VIEs of $498 and $360, respectively)	86,842	104,852
Inventory, net	7,765	8,139
Prepaid expenses and other current assets (including amounts in VIEs of $190 and $8, respectively)	11,571	14,037
Income tax receivable	5,296	6,053
Project development costs	21,717	11,379
Total current assets	310,969	287,078
Federal ESPC receivable	293,998	248,917
Property and equipment, net	6,985	5,303
Energy assets, net (including amounts in VIEs of $122,641 and $55,712, respectively)	459,952	356,443
Goodwill	58,332	56,135
Intangible assets, net	2,004	2,440
Other assets (including amounts in VIEs of $1,613 and $1,398, respectively)	29,394	27,635
Total assets	$1,161,634	$983,951

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and capital lease liabilities (including amounts in VIEs of $1,712 and $0, respectively)	$26,890	$22,375
Accounts payable (including amounts in VIEs of $234 and $764, respectively)	134,330	135,881
Accrued expenses and other current liabilities (including amounts in VIEs of $4,233 and $149, respectively)	35,947	23,260
Billings in excess of cost and estimated earnings	24,363	19,871
Income taxes payable	1,100	755
Total current liabilities	222,630	202,142
Long-term debt and capital lease liabilities, less current portions and net of deferred financing fees (including amounts in VIEs of $26,461 and $0, respectively)	219,162	173,237
Federal ESPC liabilities	288,047	235,088
Deferred income taxes, net	4,352	584
Deferred grant income	6,637	7,188
Other liabilities (including amounts in VIEs of $2,131 and $0, respectively)	29,212	18,754
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	14,719	10,338
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share amounts)
	December 31,
	2018	2017
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,366,546 shares issued and 28,275,506 shares outstanding at December 31, 2018, 29,406,315 shares issued and 27,533,049 shares outstanding at December 31, 2017	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2018 and 2017	2	2
Additional paid-in capital	124,651	116,196
Retained earnings	269,806	235,844
Accumulated other comprehensive loss, net of income taxes	(5,949)	(5,626)
Less - treasury stock, at cost, 2,091,040 shares at December 31, 2018, and 1,873,266 shares at December 31, 2017	(11,638)	(9,799)
Total stockholders’ equity	376,875	336,620
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,161,634	$983,951
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$787,138	$717,152	$651,227
Cost of revenues	613,526	572,994	516,883
Gross profit	173,612	144,158	134,344
Selling, general and administrative expenses	114,513	107,570	110,568
Operating income	59,099	36,588	23,776
Other expenses, net (Note 16)	16,709	7,871	7,409
Income before (benefit) provision for income taxes	42,390	28,717	16,367
Income tax (benefit) provision	4,813	(4,791)	4,370
Net income	37,577	33,508	11,997
Net loss attributable to redeemable non-controlling interest	407	3,983	35
Net income attributable to common shareholders	$37,984	$37,491	$12,032
Net income per share attributable to common shareholders:
Basic	$0.83	$0.82	$0.26
Diluted	$0.81	$0.82	$0.26
Weighted average common shares outstanding:
Basic	45,729	45,509	46,409
Diluted	46,831	45,748	46,493
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$37,577	$33,508	$11,997
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax effect of $(12), $(35) and $(52), respectively	(73)	310	506
Foreign currency translation adjustment	(250)	655	(1,869)
Total other comprehensive income (loss)	(323)	965	(1,363)
Comprehensive income	37,254	34,473	10,634
Comprehensive loss attributable to redeemable non-controlling interest	407	3,983	35
Comprehensive income attributable to common shareholders	$37,661	$38,456	$10,669
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Redeemable									Accumulated
	Non-					Additional				Other
	Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance, December 31, 2015	$490	28,684,392	$3	18,000,000	$2	$110,311	$182,321	—	$—	$(5,228)	$287,409
Exercise of stock options, net	—	320,892	—	—	—	1,054	—	—	—	—	1,054
Stock-based compensation expense, including excess tax benefits of $99	—	—	—	—	—	1,561	—	—	—	—	1,561
Open market purchase of common shares	—	(1,298,418)	—	—	—	—	—	1,298,418	(6,387)	—	(6,387)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	—	506	506
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,869)	(1,869)
Contributions from redeemable non-controlling interests	6,392	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(35)	—	—	—	—	—	12,032	—	—	—	12,032
Balance, December 31, 2016	6,847	27,706,866	3	18,000,000	2	112,926	194,353	1,298,418	(6,387)	(6,591)	294,306
Cumulative impact from the adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	4,000	—	—	—	4,000
Exercise of stock options, net	—	401,031	—	—	—	1,977	—	—	—	—	1,977
Stock-based compensation expense	—	—	—	—	—	1,293	—	—	—	—	1,293
Open market purchase of common shares	—	(574,848)	—	—	—	—	—	574,848	(3,412)	—	(3,412)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	—	310	310
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	655	655
Contributions from redeemable non-controlling interests	7,762	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(288)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(3,983)	—	—	—	—	—	37,491	—	—	—	37,491
Balance, December 31, 2017	10,338	27,533,049	3	18,000,000	2	116,196	235,844	1,873,266	(9,799)	(5,626)	336,620
Cumulative impact from the adoption of ASU No. 2016-09 (Note 2)	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Cumulative impact from the adoption of ASU No. 2017-12 (Note 2)	—	—	—	—	—	—	432	—	—	(486)	(54)
Exercise of stock options, net	—	908,851	—	—	—	6,696	—	—	—	—	6,696
Stock-based compensation expense	—	—	—	—	—	1,258	—	—	—	—	1,258
Employee Stock Purchase Plan	—	51,380	—	—	—	501	—	—	—	—	501
Open market purchase of common shares	—	(217,774)	—	—	—	—	—	217,774	(1,839)	—	(1,839)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	—	—	413	413
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(250)	(250)
Contributions from redeemable non-controlling interests	5,198	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(410)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(407)	—	—	—	—	—	37,984	—	—	—	37,984
Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	2,091,040	$(11,638)	$(5,949)	$376,875
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$37,577	33,508	$11,997
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets	27,305	21,648	19,377
Depreciation of property and equipment	2,167	2,394	3,020
Amortization of deferred financing fees	2,193	1,620	1,503
Amortization of intangible assets	1,057	1,451	2,358
Provision for bad debts	610	77	5,392
Loss (gain) on disposal / sale of assets	298	(103)	—
Net gain from derivatives	(121)	(271)	(279)
Stock-based compensation expense	1,258	1,293	1,462
Deferred income taxes	5,517	(4,527)	2,867
Excess tax benefits from stock-based compensation arrangements	—	—	(99)
Unrealized foreign exchange loss (gain)	1,816	(1,406)	167
Changes in operating assets and liabilities:
Accounts receivable	9,772	1,870	(12,002)
Accounts receivable retainage	3,774	1,279	3,875
Federal ESPC receivable	(155,539)	(157,538)	(116,753)
Inventory, net	373	3,966	1,118
Costs and estimated earnings in excess of billings	8,015	(46,730)	31,170
Prepaid expenses and other current assets	6,763	(2,471)	(98)
Project development costs	(8,659)	(3,007)	4,162
Other assets	(3,499)	111	(509)
Accounts payable, accrued expenses and other current liabilities	2,938	19,652	(2,798)
Billings in excess of cost and estimated earnings	2,866	(2,168)	(6,974)
Other liabilities	(783)	(540)	(3,578)
Income taxes payable	1,101	(5,678)	1,988
Cash flows from operating activities	(53,201)	(135,570)	(52,634)
Cash flows from investing activities:
Purchases of property and equipment	(3,943)	(2,851)	(2,807)
Purchases of energy assets	(125,673)	(85,559)	(73,234)
Proceeds from sale of assets of a business	—	2,777	—
Acquisitions, net of cash received	(3,590)	(2,409)	(3,575)
Cash flows from investing activities	$(133,206)	$(88,042)	$(79,616)
The accompanying notes are an integral part of these consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from financing activities:
Excess tax benefits from stock-based compensation arrangements	$—	$—	$99
Payments of financing fees	(4,073)	(2,877)	(1,908)
Proceeds from exercises of options and ESPP	7,197	1,977	1,054
Repurchase of common stock	(1,839)	(3,412)	(6,387)
Proceeds (payments) from senior secured credit facility, net	(900)	12,547	3,822
Proceeds from long-term debt financings	88,115	48,483	38,004
Proceeds from Federal ESPC projects	158,237	165,013	90,039
Proceeds for energy assets from Federal ESPC	4,236	3,993	—
Proceeds from sale-leaseback financings	5,145	51,204	17,045
Contributions from redeemable non-controlling interests, net	4,788	7,473	6,392
Payments on long-term debt	(36,395)	(54,164)	(14,014)
Cash flows from financing activities	224,511	230,237	134,146
Effect of exchange rate changes on cash	(295)	654	(422)
Net increase in cash and cash equivalents	37,809	7,279	1,474
Cash, cash equivalents, and restricted cash, beginning of year	60,105	52,826	51,352
Cash, cash equivalents, and restricted cash, end of year	$97,914	$60,105	$52,826
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,563	$11,675	$7,220
Cash paid for income taxes	$2,257	$5,782	$3,475
Non-cash Federal ESPC settlement	$101,557	$66,921	$79,075
Accrued purchases of energy assets	$15,005	$7,335	$19,506
Conversion of revolver to term loan	$25,000	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$61,397	$24,262	$20,607
Short-term restricted cash	16,880	15,751	12,299
Long-term restricted cash included in other assets	19,637	20,092	19,920
Total cash and cash equivalents, and restricted cash	$97,914	$60,105	$52,826

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and four investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with the Company as variable interest entities (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. The Company prepares its consolidated financial statements in conformity with GAAP.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of goodwill and long-lived assets, asset retirement obligations (“AROs”), income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2018 under the plan was $100 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions. 5
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 17.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts, cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 17. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of December 31, 2018 and 2017, the Company classified the non-current portion of restricted cash of $19,637 and $20,092, respectively, in other assets on its consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts, beginning of period	$3,315	$7,836	$3,729
Charges to costs and expenses	610	81	4,332
Account write-offs and other	(1,160)	(4,602)	(225)
Allowance for doubtful accounts, end of period	$2,765	$3,315	$7,836
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
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. For the year ended December 31, 2016, the Company recorded a reserve of $279 against the remaining accounts receivable retainage, net balance. As of December 31, 2018 and December 31, 2017, no amounts were determined to be uncollectible.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

parties that provide construction and permanent financing for such contracts. Upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the assigned ESPC receivable from the government and corresponding ESPC liability are eliminated from the Company’s consolidated financial statements.
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $639 and $2,355 were included in other long-term assets as of December 31, 2018 and 2017, respectively.
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
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net, in the Company’s consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s consolidated statements of income (loss) on a straight line basis over the useful life of the associated energy asset. The amount of interest capitalized for the years ended December 31, 2018, 2017 and 2016 was $3,817, $4,256 and $1,253, respectively.
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
Included in energy assets are capital lease assets and accumulated depreciation of capital lease assets. For additional information see the Sale-Leaseback section below and Note 7.
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
(in thousands, except per share amounts)

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
The Company last received a Section 1603 grant during the year ended December 31, 2014. No further Section 1603 grant payments are expected to be received as the program has expired.
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,637 and $7,188 in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
The Company has historically received cash rebates from utility companies, which were accounted for as reductions in the book value of the related energy assets. The rebates were one-time payments based on the cost and efficiency of the installed units, and are earned upon installation and inspection by the utility. The payments are not related to, or subject to adjustment based on, future operating performance. The rebates were payable from the utility to the Company and are applied against the cost of construction, thereby reducing the book value of the corresponding energy assets and have been treated as an investing activity in the accompanying consolidated statements of cash flows. No rebates were received during the years ended December 31, 2018, 2017 and 2016.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility and construction loans, as discussed in Note 8, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement. Deferred financing fees are presented on the consolidated balance sheets as a reduction to long-term debt and capital lease liabilities.
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
(in thousands, except per share amounts)

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
See Notes 4 and 5 for additional disclosures.
Other Assets
Other assets consist primarily of notes and contracts receivable due to the Company from various customers and non-current restricted cash. Other assets also include, the fair value of derivatives determined to be assets, the non-current portion of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required asset retirement obligations (“AROs”) when such obligations are incurred. The Company records, as liabilities, the fair value of the AROs on a discounted basis when incurred and reasonably estimated which is typically at the time the assets are installed or operating. Over time, the liabilities increase due to the change in present value, and initial capitalized costs are depreciated over the useful life of the related assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income (loss). See Note 7 for additional disclosures on the Company’s AROs.
Federal ESPC Liabilities
Federal ESPC liabilities, for both projects and energy assets, represent the advances received from third-parties under agreements to finance certain ESPC projects with various federal government agencies. For projects related to the construction or installation of certain energy savings equipment or facilities developed for the government customer, upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the ESPC receivable from the government and corresponding ESPC liability is eliminated from the Company’s consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received.
For small-scale energy assets developed for a government customer that the Company owns and operates, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received until the liability is eliminated from the Company’s consolidated balance sheet as contract payments assigned by the customer are transferred to the investor.
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended this agreement to increase the investor’s commitment up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended this agreement to extend the end date of the agreement to June 30, 2018. This agreement was not extended further and expired on June 30, 2018. Additionally, the Company sold and contemporaneously leased back one solar PV project to another investor, not a party to the master lease agreement, under a new agreement during the twelve months ended December 31, 2017. During August 2018, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects through August 2019 up to a maximum funding amount of $100,000. During August 2018, the Company sold and contemporaneously leased back two solar PV projects. See below for a summary of solar PV project sales by fiscal year:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Year Ended	# Solar PV Projects Sold (actual #’s)	Sale Price	Deferred Gain Recorded	Deferred Loss Recorded	Capital Lease Asset/Liability Recorded	Initial Lease Term (years)	Minimum Lease Payment	Maximum Lease Payment
Year-ended December 31, 2016	6	$17,045	$906	$145	$8,830	20-25	$2	$397
Year-ended December 31, 2017	13	$51,204	$4,625	$1,204	$22,934	10-20	$4	$510
Year-ended December 31, 2018	2	$5,145	$574	$—	$2,625	20	$3	$144
As part of these agreements, the Company is a party to a master lease agreement that provides for the sale of solar PV projects to a third-party investor and the simultaneous leaseback of the projects, which the Company then operates and maintains, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these projects. In sale-leaseback arrangements, the Company first determines whether the solar PV project under the sale-leaseback arrangement is “integral equipment.” A solar PV project is determined to be integral equipment when the cost to remove the project from its existing location, including the shipping and reinstallation costs of the solar PV project at the new site, including any diminution in fair value, exceeds 10% of the fair value of the solar PV project at the time of its original installation. When the leaseback arrangement expires, the Company has the option to purchase the solar PV project for the then fair market value or, in certain circumstances, renew the lease for an extended term. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company not to be integral equipment as the cost to remove the project from its existing location would not exceed 10% of its original fair value.
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a capital lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be capital leases. For leasebacks classified as capital leases, the Company initially records a capital lease asset and capital lease obligation in its consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For capital leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its consolidated statements of income (loss). Net amortization expense in cost of revenues related to deferred gains and losses was $213 and $79 of net gains for the year ended December 31, 2018 and December 31, 2017, respectively.
A summary of amounts related to sale leasebacks in the Company’s consolidated balance sheets is as follows:

	December 31,	December 31,
	2018	2017
Capital lease assets, net	$38,263	$36,676

Deferred loss, short-term, net	115	118
Deferred loss, long-term, net	1,917	2,054
Total deferred loss	$2,032	$2,172

Capital lease liabilities, short-term	4,956	4,157
Capital lease liabilities, long-term	28,407	30,712
Total capital lease liabilites	$33,363	$34,869

Deferred gain, short-term, net	345	338
Deferred gain, long-term, net	5,808	5,835
Total deferred gain	$6,153	$6,173

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2033. Other liabilities also include the fair value of derivatives and the long term portion of sale-leaseback deferred gains. See Note 18 for additional disclosures.
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
Under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) the Company recognizes revenue from the installation or construction of projects over time using the cost-based input method. The Company uses the total costs incurred on the the project relative to the total expected costs to satisfy the performance obligation.
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
Energy Assets - The Company’s service offerings also includes the sale of electricity, processed renewable gas fuel, heat or cooling from the portfolio of assets that the Company owns and operates. The Company has constructed and is currently designing and constructing a wide range of renewable energy plants using landfill gas (“LFG”), wastewater treatment biogas, solar, biomass, other bio-derived fuels, wind and hydro sources of energy. Most of the Company’s renewable energy projects to date have involved the generation of electricity from solar PV and LFG or the sale of processed LFG. The Company purchases the LFG that otherwise would be combusted or vented, processes it, and either sells it or uses it in its energy plants. The Company has also designed and built, as well as owns, operates and maintains, plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turns it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. Where the Company owns and operates energy producing assets, the Company typically enters into a long-term power purchase agreement (“PPA”) for the sale of the energy. Many of the Company’s energy assets also produce environmental attributes, including renewable energy credits (“RECs”) and Renewable Identification Numbers (“RINs”). In most cases, the Company sells these attributes under separate agreements with third parties other than the PPA customer.
The Company recognizes revenues from the sale and delivery of the energy output from renewable energy plants, over time as produced and delivered to the customer, in accordance with specific PPA contract terms. Environmental attributes revenue is recognized at a point in time, when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that the Company operates in. In those cases where environmental

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

attributes are sold to the same customer as the energy output, the Company records revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. The Company has determined that certain power purchase agreements contain a lease component in accordance with Accounting Standards Codification (“ASC”) 840, leases. The Company recognized $7,238, $3,409 and $3,162 of operating lease revenue under these agreements during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

The Company has presented all deferred tax assets and liabilities as net and noncurrent on its consolidated balance sheet as of December 31, 2018 and 2017, respectively.
See Note 9 for additional information on the Company’s income taxes.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, capital lease assets and liabilities, contingent considerations, short- and long-term borrowings, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses approximate fair value.
Stock-Based Compensation Expense
Stock-based compensation expense results from the issuance of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. The Company recognizes the costs associated with restricted stock option grants, and employee stock purchases made via the Company’s Employee Stock Purchase Plan (the “ESPP”) using the fair value recognition provisions of accounting standards codification (“ASC”) 718, Compensation - Stock Compensation (“ASC 718”) on a straight-line basis over the vesting period of the awards. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. Stock-based compensation expense is also recognized in association with employee stock purchases related to the Company’s ESPP.
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
The Company recognizes compensation expense for only the portion of options that are expected to vest. If there are any modifications or cancellations of the underlying invested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense. As a result of the adoption of ASU 2016-09, during fiscal year 2017, no significant changes were made to the Company’s accounting for forfeitures. Upon adoption the Company recorded a $4,000 deferred tax asset and corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable.
The Company also accounts for equity instruments issued to non-employee directors and consultants at fair value. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments to be issued. The measurement date of the fair value of the equity instrument issued is the grant date, which is the date that the Company and the grantee reach a mutual understanding of the key terms and conditions of the award.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

No awards to individuals who were not either an employee or director of the Company occurred during the years ended December 31, 2018, 2017 and 2016.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, capital lease assets and liabilities, contingent considerations, short- and long-term borrowings, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2018, the carrying value of the Company’s long-term debt exceeds its fair value of $211,823 by approximately $864. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 17.
The Company accounts for its interest rate swaps and commodity swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s interest rate and commodity swaps are determined based on observable market data in combination with expected cash flows for each instrument. The Company accounts for its make-whole provision features as embedded derivatives in accordance with related guidance. Under this guidance, the derivative is bifurcated from its host contract and recorded on the Company’s consolidated balance sheets at fair value. The fair value of the Company’s make-whole provisions are determined based on observable market data and a with and without model.
The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the acquisition date fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value as contingent consideration expense within the selling, general and administrative expenses line in our consolidated statements of income (loss). Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period. However, deferred consideration related to certain holdbacks and completion payments are considered short-term in nature. These amounts are recorded at full value and are only revalued if one of those underlying assumptions changes.
See Note 17 for additional information related to fair value measurements.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company’s working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the year ended December 31, 2018, the Company repurchased 218 shares of common stock in the amount of $1,839, including fees of $9. During the year ended December 31, 2017, the Company repurchased 575 shares of common stock in the amount of $3,412, net of fees of $23.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

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
Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates and commodity prices. The Company seeks to manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. As a matter of policy, the Company does not use derivatives for speculative purposes. The Company considers the use of derivatives with all financing transactions to mitigate risk.
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
In July 2018, the Company had an early prepayment on one of its term loans that had a related interest rate swap that was designated as a hedging instrument, which was canceled and de-designated as a hedge instrument. The Company does not have a history of prepaying its loans and notes that another prepayment is not probable and a forced prepayment of any of its hedged term or construction loans is remote. See Note 18 for additional information concerning the de-designation of this interest rate swap.
In June 2018, the Company entered into a term loan agreement, discussed in Note 8, that contained an interest make-whole provision. In August 2018, the Company signed a joinder to the above agreement, which added another series of notes to the term loan that also contained an interest make-whole provision. The Company determined that these provisions fulfill the requirements of an embedded derivative instrument that were required to be bifurcated from its host agreement. The instrument is revalued periodically and the changes in fair value are recognized as either gains or losses in earnings in the Company’s consolidated statements of income (loss).
See Notes 17 and 18 for additional information on the Company’s derivative instruments.
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

	Year Ended December 31,
	2018	2017	2016
Net income attributable to common shareholders	$37,984	$37,491	$12,032
Basic weighted-average shares outstanding	45,729	45,509	46,409
Effect of dilutive securities:
Stock options	1,102	239	84
Diluted weighted-average shares outstanding	46,831	45,748	46,493
For the years ended December 31, 2018, 2017 and 2016, 692, 2,560 and 3,530 shares of common stock, respectively, related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.
Variable Interest Entities
Certain contracts are executed jointly through partnership and joint venture arrangements with unrelated third parties. The arrangements are often formed for the single business purpose of executing a specific project and allow the Company to share risks and/or secure specialty skills required for project execution.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

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
The Company generally aggregates the disclosures of its VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement the Company has with the VIE including its role and type of interest held in the VIE. As of December 31, 2018, all the VIEs that make up the Company’s investment funds are similar in purpose, design, and the Company’s involvement and, as such, are aggregated in one disclosure. See Note 10 for additional disclosures.
Redeemable Non-Controlling Interests
In each of September 2015, June 2017, June 2018 and October 2018, the Company formed an investment fund with a different third party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has four such investment funds each with a different third party investor.
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
See Notes 10 and 11 for additional disclosures.
Recent Accounting Pronouncements
Revenue Recognition

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded an adjustment of $4,454 to retained earnings on January 1, 2018 due to the cumulative impact of adopting Topic 606. See Note 3 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition discussed below.
The Company derives revenues from energy efficiency and renewable energy products and services. Energy efficiency products and services include the design, engineering, and installation of equipment and other measures to improve the efficiency, and control the operation, of a facility’s energy infrastructure. Renewable energy products and services include the construction of small-scale plants that produce electricity, gas, heat or cooling from renewable sources of energy, the sale of such electricity, gas, heat or cooling from plants that the Company owns, and the sale and installation of solar energy products and systems. For a description of the Company’s primary lines of business, see Revenue Recognition above.
Intangibles-Goodwill and Other
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation, setup, and upfront costs and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective interim and annual periods beginning after December 15, 2019, with early adoption permitted, and can be applied either retrospectively or prospectively. The Company is currently evaluating the impact ASU 2018-13 on its consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
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
In October 2018, the FASB issued ASU No. 2018-16 Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate as a U.S. benchmark interest rate for hedge accounting purposes. The Company adopted ASU 2018-16 in the fourth quarter of 2018. The adoption had no impact on the Company’s consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-13 on its consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, the Company is electing to only recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has completed its evaluation on the impact on the consolidated financial statements of the adoption of ASU 2016-02, and is adopting the standard as of January 1, 2019.
On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach of applying the new standard at the adoption date. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company is also choosing to apply the policy election under ASC 842 that allows the Company to not include its short-term leases in its calculation of right-of-use asset or liability and instead continue to recognize expense on a straight-line basis over the remaining lease term for these leases.
As a result of the adoption of ASC 842, the Company expects to recognize an increase in net lease assets between $30.6 million and $33.8 million and an increase in net lease liabilities between $32.4 million and $35.7 million related to the recognition of a right-of-use asset and the associated liability. The Company is in the process of evaluating if there was an impairment of the previously unrecognized right-of-use assets effective January 1, 2019. The Company is currently working to complete the implementation of new processes and information technology tools to assist in our ongoing lease data collection and analysis as well as updating our accounting policies and internal controls in connection with the adoption of the new standard.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09 (Topic 606), which the Company adopted on January 1, 2018. The Company adopted ASU 2018-07 during the second quarter of 2018. The adoption had no impact on the Company’s consolidated financial statements, as the Company currently has no issued share-payments to non-employees.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied using a retrospective transition method for each period presented. The Company has adopted this guidance as of January 1, 2018 and the consolidated statement of cash flow has been prepared to conform with ASU 2016-18 for all periods presented.
Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow entities to reclassify the income tax effects of tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years and interim periods

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

within those years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact ASU 2018-02 on its consolidated financial statements.
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

	January 1, 2018
	As Reported	606 Adjustments	Adjusted Balances
Assets:
Costs and estimated earnings in excess of billings	104,852	$(9,194)	$95,658
Prepaid expenses and other current assets	14,037	4,343	18,380
Deferred income taxes, net	—	1,003	1,003
Liabilities:
Accrued expenses and other current liabilities	23,260	1,190	24,450
Deferred income taxes, net	584	(584)	—
Shareholders' Equity:
Retained earnings	235,844	(4,454)	231,390

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s consolidated statements of income (loss) and balance sheets was as follows:

	Impact of changes in accounting policies
	12/31/2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues	$787,138	$784,316	$2,822
Cost of revenues	613,526	610,229	3,297
Gross profit	173,612	174,087	(475)
Operating expenses:
Selling, general and administrative expenses	114,513	114,513	—
Operating income	59,099	59,574	(475)
Other expenses, net	16,709	16,709	—
Income before provision for income taxes	42,390	42,865	(475)
Income tax provision	4,813	4,998	(185)
Net income	37,577	37,867	(290)
Net income attributable to redeemable non-controlling interests	407	407	—
Net income attributable to common shareholders	$37,984	$38,274	$(290)
Basic income per share	$0.83	$0.84	$(0.01)
Diluted income per share	$0.81	$0.82	$(0.01)

	December 31, 2018
	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Costs and estimated earnings in excess of billings	$86,842	$93,214	$(6,372)
Prepaid expenses and other current assets	11,571	10,644	927
Liabilities:
Accrued expenses and other current liabilities	35,947	34,877	1,070
Deferred income taxes, net	4,352	6,123	(1,771)
Shareholders' Equity:
Retained earnings	269,806	274,550	(4,744)
The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials, amortization of contract acquisition costs over the contract term, and timing of revenue recognition from renewable energy credits. See Note 2 for a summary of the Company’s significant policies for revenue recognition.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the year ended December 31, 2018.

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Year ended December 31, 2018
Project revenue	$296,226	$202,286	$29,571	$4,550	$12,420	$545,053
O&M revenue	17,814	39,250	37	8,135	—	65,236
Energy assets	18,442	4,062	2,604	69,599	1,069	95,776
Other	1,862	711	6,770	371	71,359	81,073
Total revenues	$334,344	$246,309	$38,982	$82,655	$84,848	$787,138

Geographical Regions
Year ended December 31, 2018
United States	$334,344	$246,309	$2,557	$82,655	$68,883	$734,748
Canada	—	—	36,425	—	303	36,728
Other	—	—	—	—	15,662	15,662
Total revenues	$334,344	$246,309	$38,982	$82,655	$84,848	$787,138

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	December 31, 2018
Accounts receivable, net	$85,121	$85,985
Accounts receivable retainage, net	17,484	13,516
Contract Assets:
Costs and estimated earnings in excess of billings	95,658	86,842
Contract Liabilities:
Billings in excess of cost and estimated earnings	27,248	30,706

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advance payments received on project contracts. As of December 31, 2018, the Company classified $6,342 as a non-current liability, included in other liabilities on the consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the year ended December 31, 2018 was primarily due to billings of approximately $510,470, offset in part by revenue recognized of $485,143. The change in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2018, the Company recognized revenue of $95,318, and billed customers $80,007, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At December 31, 2018, the Company had backlog of approximately $1,660,800. Approximately 25%, of our December 31, 2018 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

As of January 1, 2018 and December 31, 2018, the Company capitalized $927 in commission costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the year ended December 31, 2018, the amortization of commission costs related to contracts were not material and have been included in the accompanying consolidated statements of income (loss). Additionally, no impairment charges in connection with the Company’s commission costs or project development costs were recorded during the period ended December 31, 2018.
The Company analyzed the impact of adoption of Topic 606 on the Company’s project development costs and determined no change in the Company’s accounting policy was required. In the year ended December 31, 2018, $15,672 of project development costs were recognized in the consolidated statement of income (loss) on projects that converted to customer contracts.

4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 17, acquired has been recorded as goodwill. Intangible assets, if identified, have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 5 for additional information.
Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of these transactions. Specifically, the assigned values for energy assets, intangibles, and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements.
During the year ended December 31, 2018, the Company completed an acquisition of certain assets of Washington, DC based mechanical, electrical, plumbing, and fire protection design company, JVP Engineers, P.C. The consideration consisted of $2,326, of which, $1,901 has been paid to date. The remaining balance is attributed to a contingent consideration holdback related to the collection of certain receivables and will be be paid 15 months from the completion of the acquisition. No debt was assumed or cash acquired in the transaction. The pro-forma effects of this acquisition on the Company’s operations are not material. During the year ended December 31, 2018, the Company had a measurement period adjustment of $197, which was recorded as a reduction to goodwill.
During the year ended December 31, 2018, the Company completed an acquisition of certain assets of the Hawaii-based building science and design engineering consulting firm, Chelsea Group Limited. The consideration consisted of $1,691 of cash and potential contingent consideration of up to $2,000 based upon meeting certain future revenue targets over the next 5 years. The final purchase price is subject to a net working capital adjustment, dependent on the level of working capital at the acquisition date, that has not been finalized yet. The fair value of the contingent consideration was $555 as of the date of acquisition. No debt was assumed or cash acquired in the transaction. The pro-forma effects of this acquisition on the Company’s operations are not material. The value of the contingent consideration increased by $44 during the year ended December 31, 2018 to a ending balance of $599 as of December 31, 2018. See Note 17 for additional information on the of the contingent consideration.
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
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

	2018	2017	2016
Accounts receivable	$1,015	$—	$—
Prepaid expenses and other current assets	12	256	263
Property and equipment and energy assets	—	7,788	12,815
Intangibles	680	—	—
Goodwill	2,845	—	—
Accounts payable	67	—	—
Purchase price	$4,619	$8,044	$13,078
Total, net of cash received	$4,619	$8,044	$13,078
Debt assumed	$—	$5,635	$9,503
Total fair value of consideration	$4,619	$2,409	$3,575
The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows.
For the years ended December 31, 2018, in order to expand its portfolio of energy assets, the Company acquired twelve solar projects from two separate developers and is under definitive agreement to acquire six additional solar projects. The Company has concluded that in accordance with ASC 805, Business Combinations, these acquisitions did not constitute a business as the assets acquired in each case could be considered a single asset or group of similar assets that made up substantially all of the fair market value of the acquisitions. See Note 7 for additional disclosures on these asset acquisitions.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Balance, December 31, 2016	$24,759	$3,375	$3,262	$26,580	$57,976
Sale of assets of a business	—	—	—	(2,639)	(2,639)
Currency effects	—	—	232	566	798
Balance, December 31, 2017	24,759	3,375	3,494	24,507	56,135
Goodwill acquired during the year	1,611	1,234	—	—	2,845
Currency effects	—	—	(277)	(371)	(648)
Balance, December 31, 2018	$26,370	$4,609	$3,217	$24,136	$58,332
Accumulated Goodwill Impairment Balance, December 31, 2017	$—	$—	$(1,016)	$—	$(1,016)
Accumulated Goodwill Impairment Balance, December 31, 2018	$—	$—	$(1,016)	$—	$(1,016)
In accordance with ASC 350, goodwill was tested for impairment as of December 31, 2018, 2017 and 2016 at the reporting unit level under the income approach which uses, in part, a discounted cash flow method and a peer-based, and a risk-adjusted weighted average cost of capital. No impairment was recorded in the December 31, 2018, 2017 or 2016 assessments. Based on the Company’s goodwill impairment assessment, all of its reporting units with goodwill had estimated fair values as of December 31, 2018 that exceeded their carrying values by at least 20%.
Based on the Company’s goodwill impairment assessment, all of its reporting units with goodwill had estimated fair values as of December 31, 2017 that exceeded their carrying values by at least 20%. However, during the course of the valuation analysis it was determined that although the fair value of the Company’s Canada reporting unit exceeded the carrying amount of this reporting unit, the carrying value of the reporting unit was negative as of December 31, 2017. The Canada reporting unit had goodwill of $3,494 as of December 31, 2017.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

	As of December 31,
	2018	2017
Gross Carrying Amount
Customer contracts	$7,818	$7,786
Customer relationships	12,082	11,863
Non-compete agreements	3,013	3,052
Technology	2,710	2,751
Trade names	541	546
	26,164	25,998
Accumulated Amortization
Customer contracts	7,668	7,786
Customer relationships	10,302	9,557
Non-compete agreements	3,013	3,048
Technology	2,651	2,642
Trade names	526	525
	24,160	23,558
Intangible assets, net	$2,004	$2,440
Amortization expense related to customer contracts is included in cost of revenues in the consolidated statements of income (loss). Amortization expense related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the consolidated statements of income (loss).

Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.

Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2018, 2017 and 2016.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Customer contracts	$30	$31	$184
Customer relationships	973	1,244	1,809
Non-compete agreements	3	42	116
Technology	47	128	238
Trade names	4	6	11
Total intangible amortization expense	$1,057	$1,451	$2,358
Estimated amortization expense for existing intangible assets for the next five succeeding fiscal years is as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Estimated Amortization
Included in Selling, General and Administrative Expenses
2019	$844
2020	620
2021	247
2022	75
2023	66
Thereafter	152
$2,004
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2018	2017
Furniture and office equipment	$6,118	$5,846
Computer equipment and software costs	23,781	21,457
Leasehold improvements	3,990	3,255
Automobiles	1,373	1,181
Land	1,454	1,498
Property and equipment, gross	36,716	33,237
Less - accumulated depreciation	(29,731)	(27,934)
Property and equipment, net	$6,985	$5,303
Depreciation expense on property and equipment for the years ended December 31, 2018, 2017 and 2016 was $2,167, $2,394 and $3,020, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income (loss).
7. ENERGY ASSETS
Energy assets consist of the following:

	December 31,
	2018	2017
Energy assets	$619,708	$488,818
Less - accumulated depreciation and amortization	(159,756)	(132,375)
Energy assets, net	$459,952	$356,443

Included in energy assets are capital lease assets and accumulated depreciation of capital lease assets. Capital lease assets consist of the following:

	December 31,
	2018	2017
Capital lease assets	$42,402	$38,725
Less - accumulated depreciation and amortization	(4,139)	(2,049)
Capital lease assets, net	$38,263	$36,676

Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the years ended December 31, 2018, 2017 and 2016 was $27,305, $21,648 and $19,377, respectively, and is included in cost of revenues in the accompanying consolidated statements of income (loss). Included in these depreciation and amortization expense totals are

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

depreciation and amortization expense on capital lease assets of $2,090, $1,305 and $570 for the years ended December 31, 2018, 2017 and 2016, respectively.
For the years ended December 31, 2018, in order to expand its portfolio of energy assets and in connection with the adoption of ASU 2017-01, the Company acquired numerous energy projects, which did not constitute businesses under the new guidance. The Company acquired and closed on twelve solar projects, and entered into a definitive agreement to purchase six additional solar projects, from two developers for a total purchase price of $72,921. The purchase price included deferred consideration of $5,437 that will be paid upon final completion of the respective projects and throughout 2019. As of December 31, 2018, the Company has paid $62,116 to the developers of the projects.
As of December 31, 2018, the Company had $897 in ARO assets recorded in project assets and $897 in ARO liabilities recorded in accrued expenses and other current liabilities and other liabilities. As of December 31, 2017 the Company had immaterial ARO obligations. The Company’s current ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

8. LONG-TERM DEBT
Long-term debt comprised the following:

	Commencement Date	Maturity Date	Acceleration Clause(2)	Rate as of December 31,	Balance as of December 31,
				2018	2018	2017
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2020	NA	4.710%	$43,074	$49,986
Variable rate term loan payable in semi-annual installments	January 2006	February 2021	Yes	5.047%	936	1,220
Variable rate term loan payable in semi-annual installments	January 2006	June 2024	Yes	4.797%	7,426	8,295
Variable rate term loan payable in quarterly installments	February 2009	December 2024	NA	NA	—	8,757
Term loan payable in quarterly installments	March 2011	March 2021	Yes	7.250%	1,464	2,218
Term loan payable in monthly installments	October 2011	June 2028	NA	6.110%	3,843	4,551
Variable rate term loan payable in quarterly installments	October 2012	June 2020	NA	6.297%	30,674	32,711
Variable rate term loan payable in quarterly installments	September 2015	March 2023	NA	5.297%	17,208	18,346
Term loan payable in quarterly installments	August 2016	July 2031	NA	4.950%	3,925	4,605
Term loan payable in quarterly installments	March 2017	March 2028	NA	5.000%	3,945	4,258
Term loan payable in monthly installments(3)	April 2017	April 2027	NA	4.500%	22,081	13,325
Term loan payable in quarterly installments	April 2017	February 2034	NA	5.610%	2,735	3,128
Variable rate term loan payable in quarterly installments	June 2017	December 2027	NA	5.247%	12,915	14,034
Variable rate term loan payable in quarterly installments	February 2018	August 2022	Yes	10.297%	21,475	—
Term loan payable in quarterly installments	June 2018	December 2038	Yes	5.150%	30,069	—
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	Yes	4.847%	9,668	—
Variable rate construction loan payable	November 2016	June 2018	NA	NA	—	1,721
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	Yes	5.020%	9,072	—
Capital leases(1)					33,363	35,013
					253,873	202,168
Less - current maturities					26,890	22,375
Less - deferred financing fees					7,821	6,556
Long-term debt					$219,162	$173,237
(1)Capital leases do not include approximately $25,305 in future interest payments
(2)These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make due the remaining principal and the required interest balance according to the agreement
(3)As of December 31, 2018, this construction loan has an additional $2,742 commitment that could be drawn upon
Aggregate maturities of long-term debt for the years ended December 31, are as follows:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

2019	$26,890
2020	85,685
2021	18,573
2022	27,810
2023	27,518
Thereafter	69,955
Debt Discount	(2,558)
$253,873
Senior Secured Credit Facility - Revolver and Term Loan
On June 30, 2015, the Company entered into a third amended and restated bank credit facility with two banks. The new credit facility replaces and extended the Company’s existing credit facility, which was scheduled to expire in accordance with its terms on June 30, 2016. The revolving credit facility and term loan mature on June 30, 2020, when all amounts will be due and payable in full. The Company expects to use the new credit facility for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, refinancing of existing indebtedness and working capital. In July 2016, the Company entered into an amendment to the third amended and restated bank credit facility that amended the requirement of the total funded debt to EBITDA ratio, as defined. In November 2016, the Company entered into an additional amendment to the third amended and restated bank credit facility that increased the amount of the term loan under the credit facility by approximately $20,000 to an aggregate of $30,000 and extends the maturity date of the term loan from June 30, 2018 to June 30, 2020. In June 2017, the Company entered into an additional amendment to the third amended and restated bank credit facility that increased the amount available to be drawn on the revolving credit facility from $60,000 to $75,000. This amendment also amended the requirement of the total funded debt to EBITDA ratio, as defined, described below. In June 2018, the Company entered into an additional amendment to the Third Amended and Restated bank credit facility. The amendment added an additional lender, increased the aggregate amount of the revolving commitments from $75,000 to $85,000 through the existing June 30, 2020 end date, increased the term loan from $25,000 to $46,000 to reduce the outstanding revolving loan balances by the same amount and, for the period of June 30, 2018 through June 30, 2020, increased the Total Funded Debt to EBITDA covenant ratio, as defined, from a maximum of 2.75 to 3.00. The total commitment under the amended credit facility (revolving credit, term loan and swing line) is $136,000.
The credit facility consists of a $85,000 revolving credit facility and a $46,000 term loan. The revolving credit facility may be increased by up to an additional $25,000 at the Company’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros or pounds sterling. The Company is the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of the Company’s direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of the Company’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement). At December 31, 2018 and 2017, $41,500 and $22,500, excluding debt discounts, was outstanding under the term loan, respectively. At December 31, 2018 and 2017, $1,696 and $27,580, excluding debt discounts, was outstanding under the revolving credit facility, respectively. At December 31, 2018 funds of $72,234 is available for borrowing under the revolving credit facility. At December 31, 2018, the Company had $11,070 in letters of credit outstanding.
The interest rate for borrowings under the credit facility is based on, at the Company’s option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on the Company’s ratio of Total Funded Debt to EBITDA (as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50% , (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the Company’s ratio of Total Funded Debt to EBITDA, as defined. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility. At December 31, 2018, the interest rate for borrowings under the revolving credit facility was 4.52% and the weighted average interest rate for borrowings under the term loan was 4.72%.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1,500, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at the Company’s option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

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
Under the credit facility, the Company and its subsidiaries may not invest cash or property in, or loan to, the Company’s non-core subsidiaries in aggregate amounts exceeding 49% of the Company’s consolidated stockholders’ equity. In addition, under the credit facility, the Company and its core subsidiaries must maintain the following financial covenants:

•	a ratio of total funded debt to EBITDA, as defined, of less than 3.0 to 1.0 as of the end of each fiscal quarter ending June 30, 2018 and thereafter; and
•	a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
For purposes of the Company’s senior secured facility: EBITDA, as defined, excludes the results of certain renewable energy projects that the Company owns and for which financing from others remains outstanding; total funded debt, as defined, includes amounts outstanding under both the term loan and revolver portions of the senior secured credit facility plus other indebtedness, but excludes non-recourse indebtedness of project company subsidiaries; and debt service, as defined, includes principal and interest payments on the indebtedness included in total funded debt other than principal payments on the revolver portion of the facility.
February 2018 Term Loan
In February 2018, the Company entered into a credit agreement for gross proceeds of $28,500, with a bank for use in providing non-recourse financing for a new renewable natural gas energy asset at a rate of 7.5% above LIBOR. Principal and interest amounts are due in quarterly installments. The term loan matures on August 31, 2022 with all remaining unpaid amounts outstanding under the agreement due at that time. At December 31, 2018, $21,475, net of debt discount, was outstanding under the term loan. The interest rate at December 31, 2018 was 10.297%.
June 2018 Term Loan
In June 2018, the Company entered into a non-recourse term loan with a bank, with an original principal amount of $12,407. In August 2018, the Company entered into a joinder agreement which increased the principal amount by an additional $19,252, for a total principal amount of $31,659. The loan bears interest at a fixed rate of 5.15%. The principal and interest payments are due in quarterly installments and the loan matures on December 31, 2038, with all remaining unpaid amounts outstanding under the agreement due at that time. These agreements contain interest make-whole provisions that the Company determined qualified as embedded derivatives that are required to be bifurcated and valued separately from the host contract. See Notes 8 and 9 for additional discussions. At December 31, 2018,  $30,069 was outstanding under the term loan, including debt discounts and the make-whole interest provision derivatives.
June 2018 Variable Note
In June 2018, the Company entered into a loan agreement for use in providing non-recourse financing for a solar PV project in operation. The loan agreement provides for a $10,000 term loan credit facility and bears interest at a variable rate, with interest payments due in semi-annual installments. The term loan matures on June 15, 2033, with all remaining unpaid amounts outstanding under the facility due at that time. At December 31, 2018, $9,668, net of debt discounts, was outstanding under the term loan. The variable interest rate for this loan at December 31, 2018 was 4.847%.
October 2018 Term Loan
In October 2018, the Company entered into a non-recourse term loan with a bank, with an original principal amount of $9,200. The loan bears interest at a rate of 2.5% above LIBOR. Interest is due monthly in the first year of the loan and then

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

principal and interest payments are due in quarterly installments. the loan matures on October 18, 2029, with all remaining unpaid amounts outstanding under the agreement due at that time. At December 31, 2018,  $9,072 was outstanding under the term loan, including debt discounts.
The Company’s project financing facilities contain various financial and other covenant requirements which include debt service coverage ratios and total funded debt to EBITDA, as defined. Any failure to comply with the financial or other covenants of the Company’s projects financings would result in inability to distribute funds to from the wholly-owned subsidiary to the Company or constitute an event of default in which the lenders may have the ability to accelerate the amounts outstanding, including all accrued interest and unpaid fees.
As of December 31, 2018, the Company was not in compliance with certain financial covenant requirements on two of the Company’s project financing debt facilities. The Company has received a waiver from one of the financial institutions to waive the failure as of December 31, 2018. The Company has not received a waiver from one financial institution in relation to the covenant failure on a project financing facility for which $3,978 was outstanding as of December 31, 2018.

9. INCOME TAXES
The components of income before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic	$46,542	$29,792	$19,874
Foreign	(4,152)	(1,075)	(3,507)
Income before (benefit) provision for income taxes	$42,390	$28,717	$16,367
The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(1,888)	$(1,055)	$1,304
State	1,176	671	303
Foreign	30	161	(106)
	(682)	(223)	1,501
Deferred:
Federal	2,662	(6,683)	2,341
State	2,530	1,853	106
Foreign	303	262	422
	5,495	(4,568)	2,869
	$4,813	$(4,791)	$4,370

The Company’s deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency and NOL carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
Deferred tax assets:
Compensation accruals	$3,489	$3,042
Reserves	2,940	2,149
Other	127	—
Net operating losses	10,010	10,099
Interest rate swaps	666	866
Energy efficiency	28,911	22,716
Interest limitation	3,292	—
Deferred revenue	1,943	815
Gross deferred income tax assets	51,378	39,687
Valuation allowance	(7,931)	(7,534)
Total deferred income tax assets	$43,447	$32,153
Deferred tax liabilities:
Depreciation	$(37,107)	$(24,178)
Deferred effect of derivative liability and ASU 2016-09 adoption	(475)	—
Canadian capital cost, allowance and amortization	(1,974)	(3,156)
United Kingdom goodwill amortization	(755)	(802)
Outside basis difference	(7,488)	(4,408)
Other	—	(193)
Total deferred income tax liabilities	(47,799)	(32,737)
Deferred income tax liabilities, net	$(4,352)	$(584)
The Company recorded a valuation allowance in the amount of $7,931 and $7,534 as of December 31, 2018 and 2017, respectively, related to the following items: 1) The Company recorded a valuation allowance on a deferred tax asset relating to interest rate swaps in the amount of $184 and $401 as of December 31, 2018 and 2017, respectively. The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income. Although the Company anticipates sufficient future taxable income, it is more likely than not that it will not be of the appropriate character to allow for the recognition of the future capital loss. 2) As of December 31, 2018 and 2017, the Company recorded a valuation allowance on a deferred tax asset relating to a foreign net operating loss in the amount of $7,500 and $6,871, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss. 3) The Company recorded a valuation allowance on a deferred tax asset relating to a state net operating loss of $247 and $262 at one of its subsidiaries as of December 31, 2018 and 2017, respectively. It is more likely than not that the Company will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2018	2017	2016
Income before (benefit) provision for income taxes	$42,390	$28,717	$16,367
Federal statutory tax expense	$8,902	$10,048	$5,728
State income taxes, net of Federal benefit	3,071	1,584	678
Net state impact of deferred rate change	174	327	(110)
Non deductible expenses	982	1,473	670
Impact of reserve for uncertain tax positions	879	42	(411)
Stock-based compensation expense	(441)	116	306
Energy efficiency preferences	(8,636)	(6,416)	(4,130)
Foreign items and rate differential	(41)	139	516
Tax rate change	—	(13,948)	—
Valuation allowance	641	424	213
Miscellaneous	(718)	1,420	910
	$4,813	$(4,791)	$4,370
Effective tax rate:
Federal statutory rate expense	21.0%	35.0%	35.0%
State income taxes, net of Federal benefit	7.2%	5.5%	4.1%
Net state impact of deferred rate change	0.4%	1.1%	(0.7)%
Non deductible expenses	2.3%	5.1%	4.1%
Impact of reserve for uncertain tax positions	2.1%	0.1%	(2.5)%
Stock-based compensation expense	(1.0)%	0.4%	1.9%
Energy efficiency preferences	(20.4)%	(22.3)%	(25.2)%
Foreign items and rate differential	(0.1)%	0.5%	3.2%
Tax rate change	—%	(48.6)%	—%
Valuation allowance	1.5%	1.5%	1.3%
Miscellaneous	(1.6)%	4.9%	5.5%
	11.4%	(16.7)%	26.7%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017
Balance, beginning of year	$600	$600
Additions for current year tax positions	300
Additions for prior year tax positions	900	—
Settlements paid to tax authorities	—	—
Reductions of prior year tax positions	(200)	—
Balance, end of year	$1,600	$600
 At December 31, 2018 and 2017, the Company had approximately $1,600 and $600, respectively, of total gross unrecognized tax benefits.
Of the total gross unrecognized tax benefits as of December 31, 2018 and 2017, $705 and $80, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
At December 31, 2018 the Company had a federal net operating loss carryforwards of approximately $7,200 which has an indefinite life, state net operating loss carryforwards of approximately $23,340, which will expire from 2018 through 2034 and

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

an interest deduction carryforward of approximately $12,300 which has an indefinite life. At December 31, 2018 the Company had Canadian net operating loss carryforwards of approximately $25,000, which will expire for tax years 2018 through 2028.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any withholding tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2018, the amount of earnings for which no repatriation tax has been provided is estimated to be $0.
At December 31, 2018 the company had a federal tax credit carryforward of approximately $28,300 which will expire at various times through 2038.
The tax years 2015 through 2018 remain open to examination by major taxing jurisdictions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The (decrease) increase included in tax expense for the years end December 31, 2018, 2017 and 2016 were $(50), $(60) and $(20), respectively.
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017and was effective for tax years beginning after December 31, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property and created limitations on the deductibility and timing of interest deductions. The Company recorded a tax benefit for the impact of the 2017 Tax Act of approximately $13,900, in its consolidated financial statements for the year ending December 31, 2017. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%.
The Tax 2017 Tax Act provided for a one-time deemed mandatory repatriation for post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017.  The Company’s initial estimate showed a deficit in foreign E&P and significant foreign taxes paid, which could be creditable against any tax resulting from the deemed mandatory repatriation. During 2018 the Company concluded that it’s foreign E&P were in a deficit position and the Company had no tax due in connection with the deemed mandatory repatriation.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018 the Company has finalized it’s accounting for the 2017 Tax Act with no material adjustments and all the impacts are reflected in the consolidated financial statements as of that date.
In February 2018, as part of the Bipartisan Budget Act, Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction was retroactively extended through December 31, 2017. Because of the timing of the retroactive extension the impact was not reflected in the Company’s effective tax rate for 2017 but was included as a tax benefit in the Company’s tax provision for the year ending December 31, 2018.
10. INVESTMENT FUNDS
In each of September 2015, June 2017, June 2018 and October 2018, the Company formed an investment fund with a different third party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has four such investment funds each with a different third party investor.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

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
Under the related agreements, cash distributions of income and other receipts by the funds, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the funds’ investor and Company’s subsidiaries as specified in contractual arrangements. Certain of these arrangements have call and put options to acquire the investor’s equity interest as specified in the contractual agreements. See Note 11 for additional information on the call and put options.
A summary of amounts related to the investment funds in the Company’s consolidated balance sheets for the years ending December 31, 2018 and 2017 is as follows:

	2018(1)	2017(1)
Cash	$1,255	$444
Restricted cash	156	155
Accounts receivable	374	328
Costs and estimated earnings in excess of billings	498	360
Prepaid expenses and other current assets	190	8
Energy assets, net	122,641	55,712
Other assets	1,613	1,398
Accounts payable	234	764
Accrued liabilities	4,146	74
Other liabilities	—	75
Current portions of long-term	1,712	—
Long-term debt, net of deferred financing costs	26,461	—
Other long-term liabilities	2,131	—
(1)The amounts in the above table are reflected in parenthetical references on the Company’s consolidated balance sheet. See the Company’s consolidated balance sheet for additional information.
11. NON-CONTROLLING INTERESTS AND EQUITY
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the second quarter of 2018 has the right, beginning on the fifth anniversary of the investment fund’s final project being placed into service and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, a call option. The Company’s investment fund formed in the second quarter of 2018 also includes a right, upon the expiration of the call option and extending for six months, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, a put option.
The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the fourth quarter of 2018 has the right, beginning on the fifth anniversary on the last projects placed in-service date and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, a call option. The Company’s investment fund formed in the fourth quarter of 2018 also includes a right, upon the expiration of the call option and extending for six months, for the non-controlling interest partner to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, a put option.
The purchase price for two of the investment funds investors’ interests under the call options is equal to the fair market value of such interest at the time the option is exercised. The purchase price for the other two investment funds investor’s interests under the call options is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 7% of the investors’ contributed capital balance at the time the option is exercisable. The call options are exercisable beginning on the date that specified conditions are met for each respective fund. None of the call options are expected to become exercisable prior to 2021.
The purchase price for two of the funds investors’ interests in the investment funds under the put options is the lessor of fair market value at the time the option is exercised and a specified amount, ranging from $659 - $917. The purchase price for the other two of the fund investors’ interest in the investment funds under the put options is the sum of (i) the fair market value at the time the option is exercised, and (ii) the closing costs incurred by the investor in connection with the exercise of the put option. The put options for the investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The put options are not expected to become exercisable prior to 2022.
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both December 31, 2018 and 2017, redeemable non-controlling interests were reported at their carrying value of $14,719 and $10,338, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.
12. STOCK INCENTIVE PLAN
Common and Preferred Stock
The Company has authorized 500,000 shares of Class A common stock, par value $0.0001 per share, 144,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.0001 per share. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities). The Company’s Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval.
In 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) and between 2000 and 2010 authorized the Company to reserve a total of 28,500 shares of its then authorized common stock, par value $0.0001 per share (”Common Stock”) for issuance under the 2000 Plan. The 2000 Plan provided for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The Company will grant no further stock options or restricted awards under the 2000 Plan.
The Company’s 2010 Stock Incentive Plan (the “2010 Plan”), was adopted by the Company’s Board of Directors in May 2010 and approved by its stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

statutory stock options, performance-based stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000 shares of the Company’s Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2018, the Company had granted options to purchase 3,887 shares of Class A common stock under the 2010 Plan.
The Company’s 2017 Employee Stock Purchase Plan ("ESPP") permits eligible employees to purchase up to an aggregate of 200 shares of the Company’s Class A common stock. This plan commenced December 1, 2017 and was most recently amended on August 2018. The ESPP allows participants to purchase shares of common stock at a 5% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the year ended December 31, 2018, the Company issued 51 shares under the ESPP. As of December 31, 2018, the amount that had been withheld from employees for future purchases under the ESPP is immaterial.
Stock Option Grants
The Company has granted stock options to certain employees and directors, including its principal and controlling stockholder, under the 2000 Plan. The Company has also granted stock options to certain employees and directors under the 2010 Plan. At December 31, 2018, 6,833 shares were available for grant under the 2010 Plan.
The following table summarizes the collective activity under the 2000 Plan and the 2010 Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,139	$7.740
Granted(1)	665	4.703
Exercised	(321)	3.286
Forfeited	(194)	8.154
Expired	(318)	11.293
Outstanding at December 31, 2016	3,971	7.300
Granted(1)	390	6.061
Exercised	(401)	4.935
Forfeited	(41)	6.421
Expired	(85)	10.157
Outstanding at December 31, 2017	3,834	7.367
Granted(1)	518	10.878
Exercised	(909)	7.367
Forfeited	(87)	4.726
Expired	(51)	9.146
Outstanding at December 31, 2018	3,305	$8.050	4.99	$20,120
Options exercisable at December 31, 2018	1,926	$8.824	2.87	$10,237
Expected to vest at December 31, 2018	1,379	$6.970	7.94	$9,883

(1) Grants are related to the 2010 Plan.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $5,588, $808 and $575, respectively.

During the year ended December 31, 2018, a total of 909 shares were issued upon the exercise of options under the 2000 and 2010 Plan at an average price of $7.367 per share. Cash received from option exercises under all stock-based payment arrangements, net, for the years ended December 31, 2018, 2017 and 2016 was $6,696, $1,977 and $1,054, respectively.
Stock options issued under our 2000 Plan generally expire if not exercised within ten years after the grant date. Under the terms of our 2010 stock incentive plan, all options expire if not exercised within ten years after the grant date. During 2011, the Company began awarding options which typically vest over a five year period on an annual ratable basis. From time to time,

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

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
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The following table sets forth the significant assumptions used in the model during 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.71%-3.00%	1.96%-2.36%	1.16%-1.77%
Expected volatility	43%-45%	46%	46%-49%
Expected life	6.5 years	6.5 years	6.5-10 years

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
The weighted-average fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016, under the Black-Scholes option pricing model was $5.20, $2.93 and $2.60, respectively, per share. For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of approximately $1,258, $1,293, and $1,462, respectively, in connection with stock-based payment awards. The compensation expense is allocated between cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of income (loss) based on the salaries and work assignments of the employees holding the options. As of December 31, 2018, there was approximately $3,107 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.1 years.
13. EMPLOYEE BENEFITS
The Company has salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all employees who have completed the minimum service requirement, as defined by the plans. The plans require the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $4,957, $3,832 and $4,600 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has a Group Personal Pension Plan (GPPP) for employees in the U.K., established in 2016, whereby eligible employees may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The plan requires the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $161, $344 and $202 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has a Registered Retirement Savings Plan (RRSP) for employees in Canada, whereby eligible employees may contribute a portion of their compensation. The plan requires the Company to contribute 100% of the first six percent of base compensation that a participant contributes to the plans. Matching contributions made by the Company were $351, $774 and $307 for the years ended December 31, 2018, 2017 and 2016, respectively.
14. COMMITMENTS AND CONTINGENCIES

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

The Company from time to time issues letters of credit and performance bonds, with their third-party lenders, to provide collateral.
The Company leases certain administrative offices. The leases are long-term noncancelable real estate lease agreements, expiring at various dates through fiscal 2025. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. Rent and related expenses for the years ended December 31, 2018, 2017 and 2016 was $6,463, $6,362 and $6,147, respectively.
The Company’s estimated minimum future lease obligations under operating leases are as follows:

Operating Leases
Year ended December 31,
2019	$7,917
2020	7,265
2021	5,833
2022	5,357
2023	3,873
Thereafter	17,348
Total minimum lease payments	$47,593
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
Commitments as a Result of Acquisitions
During the the year ended December 31, 2018, the Company completed an acquisition which provided for a $425 cash consideration holdback contingent upon the Company collecting certain acquired receivables. The contingent consideration will be paid fifteen months from the completion of the acquisition and is recorded in the other liabilities line on the consolidated balance sheets.
During the year ended December 31, 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over the next five years. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555 which was subsequently increased to $599 as of December 31, 2018 and is recorded in the other liabilities on the consolidated balance sheets. The contingent consideration will be paid yearly, commencing in 2020, if any of the cumulative revenue targets are achieved and the fair value of the earn-out will be periodically re-evaluated and adjustments will be recorded as needed. See Notes 4 and 17 for additional information.
During the year ended December 31, 2018, the Company completed an acquisition of certain lease options, which provided for a payout if the lease option is exercised and if certain financial metrics are achieved. The Company evaluated the the acquired lease options and concluded that the fair-value of this contingent liability is approximately $363, which is recorded in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be periodically re-evaluated and adjustments will be recorded as needed. See Note 17 for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

15. GEOGRAPHIC INFORMATION
The Company attributes revenues to customers based on the location of the customer. Information as to the Company’s operations in different geographical areas is as follows:

	December 31,
	2018	2017
Long-lived assets:
United States	$443,385	$343,344
Canada	22,107	17,082
Other	1,445	1,320
Total long-lived assets	$466,937	$361,746

	Year Ended December 31,
	2018	2017	2016
Revenues:
United States	$734,748	$665,793	$588,791
Canada	36,728	42,186	49,706
Other	15,662	9,173	12,730
Total revenues	$787,138	$717,152	$651,227
16. OTHER EXPENSES, NET
The components of other expenses, net, are as follows:

	Year Ended December 31,
	2018	2017	2016
Gain on derivatives	$(121)	$(271)	$(279)
Interest expense, net of interest income	13,132	8,086	6,510
Amortization of deferred financing fees, net	1,894	1,350	1,173
Foreign currency transaction (gain) loss	1,804	(1,294)	5
Other expenses, net	$16,709	$7,871	$7,409
Estimated amortization expense for existing deferred financing fees for the next five succeeding fiscal years is as follows:

Estimated Amortization
2019	$1,774
2020	1,061
2021	781
2022	671
2023	487
17. FAIR VALUE MEASUREMENT
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
(in thousands, except per share amounts)

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2018	2017
Assets:
Interest rate swap instruments	2	$733	$233
Commodity swap instruments	2	33	—
Total assets		$766	$233
Liabilities:
Interest rate swap instruments	2	$3,187	3,529
Commodity swap instruments	2	70	—
Interest make-whole provisions	2	1,808	—
Contingent consideration liabilities	3	962	—
Total liabilities		$6,027	$3,529
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
The fair value of the Company’s contingent consideration liabilities were determined by evaluating the acquired asset’s future financial forecasts and evaluating which, if any, of the cumulative revenue targets, financial metrics and/or milestones are likely to be met.  The Company has classified contingent consideration related to certain acquisitions within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The Company establishes discount rates to be utilized in its valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operation targets, the Company utilizes data regarding similar milestone events from our own experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, the Company reassesses the probability factors associated with the financial, operational and technical targets for its contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
       The key assumptions as of December 31, 2018, related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited, used in the model include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
        The key assumptions as of December 31, 2018, related to the contingent consideration from the acquisition of certain lease options, used in the model include a discount rate of 18% for purposes of discounting the low, base and high case scenarios

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 20% for the low case, 75% for the base case and 5% for the high case. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The following table sets forth a summary of changes in fair value of contingent liabilities classified as Level 3 for the year ended December 31, 2018:

Year Ended
December 31, 2018
Contingent consideration liabilities balance at the beginning of year	$—
Contingent consideration issued in connection with acquisitions	918
Loss on change in fair value	44
Contingent consideration liabilities balance at the end of year	$962
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At December 31, 2018 and 2017, the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2018 and 2017. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding capital leases, are as follows:

	As of December 31, 2018		As of December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (Level 2)	$211,823	$212,687	$160,108	$160,598
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. The Company determined the fair value used in its annual goodwill impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. There were no assets recorded at fair value on a non-recurring basis at December 31, 2018 or 2017.
18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At December 31, 2018 and 2017, the following table presents information about the fair value amounts of the Company’s derivative instruments:

	Derivatives as of December 31,
	2018		2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$703	Other assets	$233
Interest rate swap contracts	Other liabilities	$3,187	Other liabilities	$3,529
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$30	Other assets	$—
Commodity swap contracts	Other assets	$33	Other assets	$—
Commodity swap contracts	Other liabilities	$70	Other liabilities	$—
Interest make-whole provisions	Other liabilities	$1,808	Other liabilities	$—
All but four of the Company’s freestanding derivatives were designated as hedging instruments as of December 31, 2018 and all but one of the Company’s derivatives were designated as hedging instruments as of December 31, 2017.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

The following tables present information about the effects of the Company’s derivative instruments on the consolidated statements of income (loss) and consolidated statements of comprehensive income (loss):

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2018	2017	2016
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(196)	$(271)	$(279)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(308)	$—	$—
Commodity swap contracts	Other expenses, net	$36	$—	$—
Interest make-whole provisions	Other expenses, net	$337	$—	$—

Year Ended
December 31, 2018
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(1,745)
Cumulative impact from the adoption of ASU No. 2017-12	(486)
Unrealized gain recognized in AOCI	603
Gain reclassified from AOCI to other expenses, net	(196)
Accumulated loss in AOCI at the end of the period	$(1,824)
In March 2010, the Company entered into a fourteen-year interest rate swap contract under which the Company agreed to pay an amount equal to a specified fixed rate of interest times a notional amount, and to in turn receive an amount equal to a specified variable rate of interest times the same notional principal amount. The swap covered an initial notional amount of approximately $27,900 variable rate note at a fixed interest rate of 3.74% and expired in December 2024. This swap was designated as a hedge in March 2013. During the second quarter of 2014, this swap was de-designated and re-designated as a hedge as a result of a partial pay down of the associated hedged debt principal. As a result $566 was reclassified from accumulated other comprehensive loss and recorded as a reduction to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter of 2014. During the second quarter 2018, this swap was de-designated as a hedge as a result of the expected pay down of the associated hedged debt principal. As a result, $34 was reclassified from accumulated other comprehensive loss and recorded to other expenses, net in the Company’s consolidated statements of income (loss) during the second quarter 2018. In the third quarter of 2018, the expected pay down of the hedged debt principal occurred and the balance of the related hedge was written off. This resulted in a decrease of other liabilities of $252 in the Company’s consolidated balance sheets and a corresponding decrease in other expenses, net in the Company’s consolidated statements of income (loss).
The followings tables present a listing of all the Company’s active derivative instruments as of December 31, 2018:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 3.19% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	9,665	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	7,085	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.84 MMBtu Fixed	May 2018	April 2019	323,390	MMBtus	Not Designated
1-Year, $2.68 MMBtu Fixed	May 2019	April 2020	437,004	MMBtus	Not Designated
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	Liability	June/August 2018	December 2038	$1,808

19. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments for the year ended December 31, 2018 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services which include the construction of small-scale plants that the Company owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Non-solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that the Company owns and O&M services for customer owned small-scale plants. The Company’s U.S. Regions segment also, as of 2017, includes certain small-scale solar grid-tie plants developed for customers previously included in our Non-solar DG segment. Previously reported amounts have been restated for comparative purposes. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.  Certain reportable segments are an aggregation of operating segments. For the years ended December 31, 2018, 2017 and 2016 unallocated corporate expenses were $30,415, $27,195 and $32,225, respectively. During the year ended December 31, 2016, the Company reserved for certain assets in its Canada segment totaling $1,934 due to collectability concerns as a result of its previously disclosed restructuring efforts. During the year ended December 31, 2016, the Company included in unallocated corporate activity $2,870 as a reserve for amounts payable from a customer who declared bankruptcy.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

For the years ended December 31, 2018, 2017 and 2016 more than 77% of the Company’s revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 31.3%, 32.0% and 27.3% of the Company’s consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Revenues from the U.S. federal government are included in the Company’s U.S. Federal segment.
The reports of the Company’s chief operating decision maker do not include assets at the operating segment level.
An analysis of the Company’s business segment information and reconciliation to the consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	All Other	Total Consolidated
2018
Revenues	$334,344	$246,309	$38,982	$82,655	$84,848	$787,138
Interest income	9	126	—	147	—	282
Interest expense	6,188	1,045	1,917	6,172	22	15,344
Depreciation and intangible asset amortization	5,578	2,772	1,155	18,101	1,542	29,148
Unallocated corporate activity	—	—	—	—	—	(30,415)
Income before taxes, excluding unallocated corporate activity	20,543	36,332	(2,746)	13,412	5,264	72,805
2017
Revenues	290,196	229,146	43,803	79,220	74,787	717,152
Interest income	2	44	1	83	—	130
Interest expense	2,672	1,056	1,927	3,389	38	9,082
Depreciation and intangible asset amortization	2,974	2,623	1,178	15,259	1,881	23,915
Unallocated corporate activity	—	—	—	—	—	(27,195)
Income (loss) before taxes, excluding unallocated corporate activity	13,865	29,261	1,751	8,115	2,920	55,912
2016
Revenues	276,766	178,005	50,448	74,395	71,613	651,227
Interest income	1	11	—	38	—	50
Interest expense	1,055	942	1,737	3,319	23	7,076
Depreciation and intangible asset amortization	1,901	2,588	1,090	14,557	2,628	22,764
Unallocated corporate activity	—	—	—	—	—	(32,225)
Income (loss) before taxes, excluding unallocated corporate activity	19,802	22,246	(2,330)	9,301	(427)	48,592
Information as to the Company’s revenues by service and product lines is as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Project	$545,053	$506,550	$454,200
Energy Assets	95,776	69,241	64,882
O&M	65,236	60,574	63,082
Integrated-PV	41,349	38,796	29,325
Other Services	39,724	41,991	39,738
Total Revenues	$787,138	$717,152	$651,227

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(in thousands, except per share amounts)

20. QUARTERLY INFORMATION (Unaudited)
The following tables set forth selected unaudited condensed consolidated statement of income (loss) data for each of the most recent eight quarters ended December 31, 2018. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended,
	March 31	June 30	September 30	December 31
2018
Revenues	$167,410	$196,982	$205,375	$217,371
Gross profit	$35,473	$42,776	$46,162	$49,201
Net income attributable to common shareholders	$6,988	$8,702	$10,701	$11,593
Net income per share attributable to common shareholders:
Basic	$0.15	$0.19	$0.23	$0.25
Diluted	$0.15	$0.19	$0.23	$0.24
Weighted average common shares outstanding:
Basic	45,373	45,470	45,854	46,114
Diluted	45,994	46,406	46,944	47,327
2017
Revenues	$134,610	$166,665	$204,744	$211,133
Gross profit	$25,924	$35,408	$41,367	$41,459
Net income (loss) attributable to common shareholders	$(644)	$5,831	$8,493	$23,811
Net income (loss) per share attributable to common shareholders:
Basic	$(0.01)	$0.13	$0.19	$0.52
Diluted	$(0.01)	$0.13	$0.19	$0.52
Weighted average common shares outstanding:
Basic	45,514	45,463	45,524	45,537
Diluted	45,514	45,675	45,771	45,957

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Ameresco, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017 and the related consolidated statements of income (loss), comprehensive income (loss), changes in redeemable non-controlling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” as of January 1, 2018.
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
March 8, 2019

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2019 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2018:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	3,305,000	$8.0501	6,981,714
Equity compensation plans not approved by security holders	—	—	—
Total	3,305,000	$8.0501	6,981,714

(1)	Consists of our 2000 stock incentive plan and our 2010 stock incentive plan and our 2017 employee stock purchase plan.

(2)
Consists of 6,833,000 shares of our class A common stock remaining available for future issuance are under our 2010 stock incentive plan and 148,620 shares of our class A common stock remaining available for future issuance under our 2017 employee stock purchase plan, including shares subject to purchase during the current purchase period. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2018, shares under our 2010 stock incentive plan may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2019 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2019 annual meeting of stockholders.

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

AMERESCO, INC.
Date: March 8, 2019	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2019
George P. Sakellaris
/s/ Mark Chiplock	Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2019
Mark Chiplock
/s/ David J. Anderson	Director	March 8, 2019
David J. Anderson
/s/ David J. Corrsin	Director	March 8, 2019
David J. Corrsin
/s/ Douglas I. Foy	Director	March 8, 2019
Douglas I. Foy
/s/ Thomas S. Murley	Director	March 8, 2019
Thomas S. Murley
/s/ Jennifer L. Miller	Director	March 8, 2019
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 8, 2019
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 8, 2019
Frank V. Wisneski

Exhibit Index

Exhibit Number	Description
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

10.1.8
Amendment No. 7 to Third Amended and Restated Credit and Security Agreement dated June 29, 2018 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 and filed with the Commission on August 8, 2018 (file no. 001-34811) and incorporated herein by reference.

Exhibit Number	Description
10.1.9
Amendment No. 8 to Third Amended and Restated Credit and Security Agreement dated June 29, 2018 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 and filed with the Commission on August 8, 2018 (file no. 001-34811) and incorporated herein by reference.

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

10.5.1+
Ameresco, Inc. 2017 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 and filed with the Commission on August 8, 2018 (file no. 001-34811) and incorporated herein by reference.

10.6.1+
Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 and filed with the Commission on August 9, 2017 (file no. 001-34811) and incorporated herein by reference.

10.7+
Agreement between the Ameresco, Inc. and John R. Granara, III, dated December 17, 2018. Filed as Exhibit 10.1 to our Current Report on Form 8-k dated December 18, 2018 and filed with the Commission on December 20, 2018 (file no. 001-34811) and incorporated herein by reference.

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
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.