Form 10-Q
period 2019-03-31
Ameresco, Inc.
filed 2019-05-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of April 30, 2019
Class A Common Stock, $0.0001 par value per share	AMRC	30,473,210
Class B Common Stock, $0.0001 par value per share		18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2019 (Unaudited) and December 31, 2018	1

Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (Unaudited)	3

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (Unaudited)	4

Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6. Exhibits	47

Signatures	49

Exhibit Index	48

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including amounts in VIEs of $1,355 and $1,255, respectively)	$25,487	$61,397
Restricted cash (including amounts in VIEs of $156 and $156, respectively)	14,994	16,880
Accounts receivable, net (including amounts in VIEs of $272 and $374, respectively)	81,896	85,985
Accounts receivable retainage, net	14,762	13,516
Costs and estimated earnings in excess of billings (including amounts in VIEs of $758 and $498, respectively)	92,264	86,842
Inventory, net	8,930	7,765
Prepaid expenses and other current assets (including amounts in VIEs of $190 and $190, respectively)	14,437	11,571
Income tax receivable	1,727	5,296
Project development costs	25,834	21,717
Total current assets	280,331	310,969
Federal ESPC receivable	310,922	293,998
Property and equipment, net	7,073	6,985
Energy assets, net (including amounts in VIEs of $123,092 and $122,641, respectively)	476,582	459,952
Goodwill	58,835	58,332
Intangible assets, net	2,310	2,004
Operating lease assets (including amounts in VIEs of $6,124 and $0, respectively)	30,350	—
Other assets (including amounts in VIEs of $1,624 and $1,613, respectively)	32,273	29,394
Total assets	$1,198,676	$1,161,634

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (including amounts in VIEs of $2,263 and $1,712, respectively)	$55,731	$26,890
Accounts payable (including amounts in VIEs of $169 and $234, respectively)	102,432	134,330
Accrued expenses and other current liabilities (including amounts in VIEs of $3,672 and $4,146, respectively)	28,491	35,947
Current operating lease liabilities (including amounts in VIEs of $84 and $0, respectively)	5,082	—
Billings in excess of cost and estimated earnings	25,354	24,363
Income taxes payable	1,196	1,100
Total current liabilities	218,286	222,630
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees (including amounts in VIEs of $26,104 and $26,461, respectively)	197,014	219,162
Federal ESPC liabilities	321,954	288,047
Deferred income taxes, net	4,066	4,352
Deferred grant income	6,499	6,637
Long-term portions of operating lease liabilities (including amounts in VIEs of $6,271 and $0, respectively)	27,305	—
Other liabilities (including amounts in VIEs of $1,336 and $2,131, respectively)	28,474	29,212
Commitments and contingencies (Note 9)

Redeemable non-controlling interests	13,341	14,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share amounts)
	March 31,	December 31,
	2019	2018
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,428,466 shares issued and 28,337,426 shares outstanding at March 31, 2019, 30,366,546 shares issued and 28,275,506 shares outstanding at December 31, 2018	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	125,685	124,651
Retained earnings	274,170	269,806
Accumulated other comprehensive loss, net	(6,485)	(5,949)
Less - treasury stock, at cost, 2,091,040 shares at March 31, 2019 and 1,873,266 shares at December 31, 2018	(11,638)	(11,638)
Total stockholders’ equity	381,737	376,875
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,198,676	$1,161,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$150,112	$167,410
Cost of revenues	117,480	131,937
Gross profit	32,632	35,473
Selling, general and administrative expenses	26,083	27,204
Operating income	6,549	8,269
Other expenses, net	3,421	3,544
Income before provision (benefit) for income taxes	3,128	4,725
Income tax provision (benefit)	257	(2,779)
Net income	2,871	7,504
Net (income) loss attributable to redeemable non-controlling interests	1,276	(516)
Net income attributable to common shareholders	$4,147	$6,988
Net income per share attributable to common shareholders:
Basic	$0.09	$0.15
Diluted	$0.09	$0.15
Weighted average common shares outstanding:
Basic	46,293	45,373
Diluted	47,654	45,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$2,871	$7,504
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax (provision) benefit of $(325) and $389, respectively	(1,142)	1,403
Foreign currency translation adjustments	606	437
Total other comprehensive income (loss)	(536)	1,840
Comprehensive income	2,335	9,344
Comprehensive loss (income) attributable to redeemable non-controlling interests	1,276	(516)
Comprehensive income attributable to common shareholders	$3,611	$8,828
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	$(5,626)	1,873,266	$(9,799)	$336,620
Cumulative impact from the adoption of ASU No. 2014-09 (Note 2)	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Cumulative impact from the adoption of ASU No. 2017-12 (Note 2)	—	—	—	—	—	—	432	(432)	—	—	—
Exercise of stock options	—	146,435	—	—	—	691	—	—	—	—	691
Stock-based compensation expense	—	—	—	—	—	355	—	—	—	—	355
Open market purchase of common shares	—	(212,131)	—	—	—	—	—	—	212,131	(1,771)	(1,771)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	1,403	—	—	1,403
Foreign currency translation adjustment	—	—	—	—	—	—	—	437	—	—	437
Distributions to redeemable non-controlling interests	(103)	—	—	—	—	—	—	—	—	—	—
Net income	516	—	—	—	—	—	6,988	—	—	—	6,988
Balance, March 31, 2018	$10,751	27,467,353	$3	18,000,000	$2	$117,242	$238,810	$(4,218)	2,085,397	$(11,570)	$340,269

Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	$(5,949)	2,091,040	$(11,638)	$376,875
Cumulative impact from the adoption of ASU No. 2018-02 (Note 2)	—	—	—	—	—	—	217	(217)	—	—	—
Exercise of stock options	—	61,920	—	—	—	649	—	—	—	—	649
Stock-based compensation expense	—	—	—	—	—	385	—	—	—	—	385
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	(925)	—	—	(925)
Foreign currency translation adjustment	—	—	—	—	—	—	—	606	—	—	606
Distributions to redeemable non-controlling interests	(102)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	(1,276)	—	—	—	—	—	4,147	—	—	—	4,147
Balance, March 31, 2019	$13,341	28,337,426	$3	18,000,000	$2	$125,685	$274,170	$(6,485)	2,091,040	$(11,638)	$381,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,871	$7,504
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	8,407	6,312
Depreciation of property and equipment	619	542
Amortization of debt issuance costs	693	419
Amortization of intangible assets	213	253
Accretion of ARO and contingent consideration	51	—
Provision for bad debts	77	64
Gain on deconsolidation of VIE	(2,160)	—
Net gain from derivatives	(723)	(12)
Stock-based compensation expense	385	355
Deferred income taxes	—	(3,027)
Unrealized foreign exchange (gain) loss	(59)	492
Changes in operating assets and liabilities:
Accounts receivable	4,718	(1,837)
Accounts receivable retainage	(1,201)	(2,453)
Federal ESPC receivable	(26,986)	(37,967)
Inventory, net	(1,165)	(544)
Costs and estimated earnings in excess of billings	(1,027)	30,363
Prepaid expenses and other current assets	(2,939)	(4,578)
Project development costs	(3,688)	(2,325)
Other assets	549	540
Accounts payable, accrued expenses and other current liabilities	(40,976)	(33,309)
Billings in excess of cost and estimated earnings	809	1,190
Other liabilities	(228)	(674)
Income taxes payable	3,666	1,617
Cash flows from operating activities	(58,094)	(37,075)
Cash flows from investing activities:
Purchases of property and equipment	(1,287)	(1,015)
Purchases of energy assets	(23,334)	(34,161)
Acquisitions, net of cash received	(1,279)	—
Contributions to equity investment	(192)	—
Cash flows from investing activities	(26,092)	(35,176)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Payments of financing fees	—	(575)
Proceeds from exercises of options and ESPP	649	691
Repurchase of common stock	—	(1,771)
Proceeds from senior secured credit facility, net	11,373	17,404
Proceeds from long-term debt financings	—	33,501
Proceeds from Federal ESPC projects	39,598	36,581
Proceeds for energy assets from Federal ESPC	1,732	717
Distributions to redeemable non-controlling interests	(103)	(103)
Payments on long-term debt	(5,716)	(2,322)
Cash flows from financing activities	47,533	84,123
Effect of exchange rate changes on cash	140	(180)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,513)	11,692
Cash, cash equivalents, and restricted cash, beginning of period	97,914	60,105
Cash, cash equivalents, and restricted cash, end of period	$61,401	$71,797
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,391	$1,402
Cash paid for income taxes	$197	$442
Non-cash Federal ESPC settlement	$5,629	$28,367
Accrued purchases of energy assets	$16,247	$4,482

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$25,487	$34,125
Short-term restricted cash	14,994	16,894
Long-term restricted cash included in other assets	20,920	20,778
Total cash and cash equivalents, and restricted cash	$61,401	$71,797

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
The condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has a controlling financial interest and four investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with the Company as variable interest entities (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all but one of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. The Company prepares its condensed consolidated financial statements in conformity with GAAP.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidating financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions used in these condensed consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of goodwill and long-lived assets, asset retirement obligations (“AROs”), leases, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
The Company is self-insured for employee health insurance. The maximum exposure in fiscal year 2019 under the plan was $150 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in the Company’s condensed consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

which considers both the frequency and settlement amount of claims. The Company’s estimated accrual for this liability could be different than its ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The Company maintains accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 10.
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 10. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of March 31, 2019 and December 31, 2018, the Company classified the non-current portion of restricted cash of $20,920 and $19,637, respectively, in other assets on its condensed consolidated balance sheets.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable. Bad debts are written off against the allowance when identified.
Changes in the allowance for doubtful accounts are as follows:

	Three Months Ended March 31,
	2019	2018
Allowance for doubtful accounts, beginning of period	$2,765	$3,315
Charges to costs and expenses	77	64
Account write-offs and other	(29)	(86)
Allowance for doubtful accounts, end of period	$2,813	$3,293
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. The Company classifies as a current asset those retainages that are expected to be billed in the next twelve months. No amounts were determined to be uncollectible as of March 31, 2019 and December 31, 2018.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by the Company under specific ESPCs. The Company assigns certain of its rights to receive those payments to third-parties that provide construction and permanent financing for such contracts. Upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the assigned ESPC receivable from the government and corresponding ESPC liability are eliminated from the Company’s condensed consolidated financial statements.
Project Development Costs
The Company capitalizes as project development costs only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $217 and $639 were included in other long-term assets at March 31, 2019 and December 31, 2018, respectively.
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
Gains or losses on disposal of property and equipment are reflected in selling, general and administrative expenses in the condensed consolidated statements of income.
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services, deposits and project development costs incurred in connection with the construction of small-scale renewable energy plants that the Company owns. These amounts are capitalized and amortized to cost of revenues in the Company’s condensed consolidated statements of income on a straight line basis over the lives of the related assets or the terms of the related contracts.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s condensed consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s condensed consolidated statements of income on a straight line basis over the useful life of the associated energy asset. There was $788 and $994 of interest capitalized for the three months ended March 31, 2019 and 2018, respectively.
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
Included in energy assets are financing lease assets and accumulated depreciation of financing lease assets. For additional information see the Sale-Leaseback section below. Financing leases were referred to as capital leases under previous guidance.
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
For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received. Deferred grant income of $6,499 and $6,637 recorded in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Leases
All significant lease arrangements are recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) as the Company recognizes lease expense for these leases as incurred over the lease term.
 ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, which is updated annually or when a significant event occurs that would indicate a significant change in rates, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single component. See Note 8 for additional discussion on the Company’s leases.
Deferred Financing Fees
Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method, with the exception of the Company’s revolving credit facility and construction loans, as discussed in Note 15, for which deferred financing fees are amortized on a straight-line basis over the term of the agreement. Deferred financing fees are presented on the condensed consolidated balance sheets as a reduction to long-term debt and financing lease liabilities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The process of evaluating the potential impairment of goodwill requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and projections of future results. The Company estimates the reporting units fair value and compares it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in the Company’s calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, the Company’s projections of future operating activity and its weighted-average cost of capital. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the condensed consolidated statements of income. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
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
Asset Retirement Obligations
The Company recognizes a liability for the fair value of required AROs when such obligations are incurred. The Company records, as liabilities, the fair value of the AROs on a discounted basis when incurred and reasonably estimated which is typically at the time the assets are installed or operating. Over time the liabilities increase due to the change in present value, and initial capitalized costs are depreciated over the useful life of the related assets. Upon satisfaction of the ARO conditions any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the condensed consolidated statements of income. See Note 6 for additional disclosures on the Company’s AROs.
Federal ESPC Liabilities
Federal ESPC liabilities, for both projects and energy assets, represent the advances received from third-parties under agreements to finance certain ESPC projects with various federal government agencies.
For projects related to the construction or installation of certain energy savings equipment or facilities developed for the government customer, upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the ESPC receivable from the government and corresponding ESPC liability is eliminated from the Company’s condensed consolidated balance sheet. Until recourse to the Company ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received.
For small-scale energy assets developed for the government customer that the Company owns and operates, upon final acceptance of the work by the government customer, the Company remains the primary obligor for financing received and the liability is eliminated from the Company’s condensed consolidated balance sheet as contract payments assigned by the customer are transferred to the investor.
Sale-Leaseback
During the first quarter of 2015, the Company entered into an agreement with an investor which gives the Company the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects. In September 2016, the Company amended this agreement to increase the investor’s commitment up to a maximum combined funding amount of $100,000 through June 30, 2017 on certain projects. In May 2017, the Company amended this agreement to extend the end date of the agreement to June 30, 2018. During the third quarter of 2018, the Company entered into an agreement with an investor which

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

gives the Company the option to sell and contemporaneously lease back solar PV projects through August 2019 up to a maximum funding amount of $100,000. During the three months ended March 31, 2019 and 2018 the Company entered into no sale-leaseback agreements.
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
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a financing lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be financing leases. For leasebacks classified as financing leases, the Company initially records a financing lease asset and financing lease obligation in its condensed consolidated balance sheet equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For financing leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s condensed consolidated balance sheet at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its condensed consolidated balance sheet and amortizes the deferred amounts over the lease term in cost of revenues in its condensed consolidated statements of income. Net amortization expense in cost of revenues related to deferred gains and losses was $57 and $59 of net gains for the three months ended March 31, 2019 and 2018, respectively.
A summary of amounts related to sale leasebacks in the Company’s condensed consolidated balance sheets is as follows:

	March 31,	December 31,
	2019	2018
Financing lease assets, net	$37,731	$38,263
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,888	1,917
Total deferred loss	$2,003	$2,032
Financing lease liabilities, short-term	4,958	4,956
Financing lease liabilities, long-term	28,379	28,407
Total financing lease liabilities	$33,337	$33,363
Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	5,722	5,808
Total deferred gain	$6,067	$6,153
As of January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) and, along with the standard, elected to take the practical expedient that the Company will not reassess lease classifications at adoption. Accordingly, these sales-leasebacks will remain under the previous guidance. See Note 8 for additional information on these sale-leasebacks.
Other Liabilities
Other liabilities consist primarily of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2033. Other liabilities also include the fair value of derivatives, the long term portion of sale-leaseback deferred gains, ESPC energy asset liabilities, ARO liability, and certain contingent consideration. See Note 10 for additional disclosures.

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
The Company recognizes revenues from the sale and delivery of the energy output from renewable energy plants, over time as produced and delivered to the customer, in accordance with specific PPA contract terms. Environmental attributes revenue is recognized at a point in time, when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that the Company operates in. In those cases where environmental attributes are sold to the same customer as the energy output, the Company records revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer.  =
Other - The Company’s service and product offerings also include integrated-PV and consulting and enterprise energy management services.

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
See Note 3 for additional information on the Company’s revenues.
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
The Company has presented all deferred tax assets and liabilities as net and noncurrent on its condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.
See Note 7 for additional information on the Company’s income taxes.
Foreign Currency
The local currency of the Company’s foreign operations is considered the functional currency of such operations. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the condensed

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

consolidated statements of comprehensive income. Foreign currency transaction gains and losses are reported in the condensed consolidated statements of income.
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, financing lease assets and liabilities, contingent considerations, short- and long-term borrowings, make-whole provisions, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses, certain contingent considerations, and short-term borrowings approximate fair value.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses, financing lease assets and liabilities, contingent considerations, short and long-term borrowings, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses approximate fair value. The carrying value of long-term variable-rate debt approximates fair value. Fair value of the Company’s debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 10.
The Company accounts for its interest rate swaps and commodity swaps as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the Company’s condensed consolidated balance sheets at fair value. The fair value of the Company’s interest rate and commodity swaps are determined based on observable market data in combination with expected cash flows for each instrument. The Company accounts for its make-whole provision features as embedded derivatives in accordance with related guidance. Under this guidance, the derivative is bifurcated from its host contract and recorded on the Company’s condensed consolidated balance sheets at fair value. The fair value of the Company’s make-whole provisions are determined based on observable market data and a with and without model.
The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. The Company estimates the acquisition date fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period the Company revalues the contingent consideration obligations associated with the acquisition to fair value and records changes in the fair value as contingent consideration expense within the selling, general and administrative expenses line in our condensed consolidated statements of income. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense recorded in any given period. However, deferred consideration related to certain holdbacks and completion payments are considered short-term in nature. These amounts are recorded at full value and are only revalued if one of those underlying assumptions changes.
See Note 10 for additional information related to fair value measurements.
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
For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense, including expense related to the ESPP, of $385 and $355, respectively, in connection with the stock-based payment awards. The compensation expense is allocated to selling, general and administrative expenses in the accompanying condensed consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of March 31, 2019, there was $4,034 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years.
No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2019 or during the year ended December 31, 2018.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. In February 2017, the Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended March 31, 2019, the Company did not repurchase any shares of common stock. During the three months ended March 31, 2018, the Company repurchased 212 shares of common stock in the amount of $1,771, net of fees of $9.
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
The Company recognizes cash flows from derivative instruments as operating activities in the condensed consolidated statements of cash flows. The effective portion of changes in fair value on interest rate swaps designated as cash flow hedges are recognized in the Company’s condensed consolidated statements of comprehensive income. Changes in fair value on derivatives not designated as hedges are recognized in the Company’s condensed consolidated statements of income.
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
See Notes 10 and 11 for additional information on the Company’s derivative instruments.
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

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$4,147	$6,988
Basic weighted-average shares outstanding	46,293	45,373
Effect of dilutive securities:
Stock options	1,361	621
Diluted weighted-average shares outstanding	47,654	45,994
For the three months ended March 31, 2019 and 2018, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 293 and 1,637, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The Company generally aggregates the disclosures of its VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement the Company has with the VIE including its role and type of interest held in the VIE. As of March 31, 2019, all the fully consolidated VIEs that make up the Company’s investment funds are similar in purpose, design, and the Company’s involvement and, as such, are aggregated in one disclosure. See Note 12 for additional disclosures.
Equity Method Investment
The Company has entered into a joint venture that the Company has determined it is not the primary beneficiary of the VIE using the methodology previously described for variable interest entities. The Company does not consolidate the operations of this joint venture and treats the joint venture as an equity method investment. See Note 12 for additional information on the Company’s equity method investment.
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
The Company entered into these agreements in order to finance the costs of constructing energy assets which are under long-term customer contracts. The Company has determined that these entities qualify as VIEs and that it is the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, the Company will consolidate the assets and liabilities and operating results of the entities in its condensed consolidated financial statements. The Company will recognize the investors’ share of the net assets of the subsidiaries as redeemable non-controlling interests in its condensed consolidated balance sheet.
The Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the redeemable non-controlling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interests in the condensed consolidated statements of income reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Company’s subsidiaries and the investors. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holders may create volatility in the Company’s condensed consolidated statements of income as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interests from quarter to quarter.
The Company classified the non-controlling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its condensed consolidated balance sheets. The redeemable non-controlling interests will be reported using the greater of their carrying value at each reporting date as determined by the HLBV method or the estimated redemption values in each reporting period.
See Note 12 and Note 13 for additional disclosures.
Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, the Company is electing to only recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

On January 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective approach of applying the new standard at the adoption date. See Note 8 for the impact of the adoption and the new disclosures required by this standard.
In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which provides clarification and improvements to the previous issued guidance. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-01 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.
Intangibles-Goodwill and Other
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation, setup, and upfront costs and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective interim and annual periods beginning after December 15, 2019, with early adoption permitted, and can be applied either retrospectively or prospectively. The Company adopted this guidance as of January 1, 2019 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issues ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2018-13 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.
Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow entities to reclassify the income tax effects of tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company adopted the guidance as of January 1, 2019. Upon adoption, the Company recognized an increase to retained earnings and a corresponding increase to accumulated other comprehensive loss of $217.
Consolidations
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by related party under common control on a proportionate basis. The new standard is effective interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-17 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three months ended March 31, 2019 and 2018.

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended March 31, 2019
Project revenue	$45,704	$32,353	$5,234	$1,074	$3,067	$87,432
O&M revenue	3,318	9,858	—	2,035	—	15,211
Energy assets	6,021	643	320	17,699	302	24,985
Other	554	203	1,594	422	19,711	22,484
Total revenues	$55,597	$43,057	$7,148	$21,230	$23,080	$150,112
Three months ended March 31, 2018
Project revenue	$65,440	$37,838	$6,936	$899	$570	$111,683
O&M revenue	3,895	9,178	19	1,996	—	15,088
Energy assets	4,981	769	366	15,114	264	21,494
Other	375	—	1,583	108	17,079	19,145
Total revenues	$74,691	$47,785	$8,904	$18,117	$17,913	$167,410

Geographical Regions
Three Months Ended March 31, 2019
United States	$55,597	$43,057	$702	$21,230	$18,647	$139,233
Canada	—	—	6,446	—	65	6,511
Other	—	—	—	—	4,368	4,368
Total revenues	$55,597	$43,057	$7,148	$21,230	$23,080	$150,112
Three months ended March 31, 2018
United States	$74,691	$47,785	$520	$18,117	$16,348	$157,461
Canada	—	—	8,384	—	55	8,439
Other	—	—	—	—	1,510	1,510
Total revenues	$74,691	$47,785	$8,904	$18,117	$17,913	$167,410

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Accounts receivable, net	$81,896	$85,985
Accounts receivable retainage, net	14,762	13,516
Contract Assets:
Costs and estimated earnings in excess of billings	92,264	86,842
Contract Liabilities:
Billings in excess of cost and estimated earnings	31,483	30,706

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	March 31, 2018	January 1, 2018
Accounts receivable, net	$93,622	$85,121
Accounts receivable retainage, net	19,869	17,484
Contract Assets:
Costs and estimated earnings in excess of billings	64,064	95,658
Contract Liabilities:
Billings in excess of cost and estimated earnings	29,500	27,248
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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advance payments received on project contracts. As of March 31, 2019, the Company classified $6,129 as a non-current liability, included in other liabilities on the condensed consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The increase in contract assets for the three months ended March 31, 2019 was primarily due to revenue recognized of approximately $90,344, offset in part by billings of approximately $90,895. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2019, the Company recognized revenue of $24,095, and billed customers $18,929, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The decrease in contract assets for the three months ended March 31, 2018 was primarily due to billings of approximately $120,072, offset in part by revenue recognized of $87,440. The change in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the quarter ended March 31, 2018, the Company recognized revenue of $17,843, and billed customers $16,678, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers. For most of the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Company’s contracts, there are multiple promises of goods or services. Typically, the Company provides a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, the Company considers the bundle of goods and services to be a single performance obligation. The Company may also promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At March 31, 2019, the Company had backlog of approximately $1,674,600. Approximately 27% of our March 31, 2019 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Contract acquisition costs:
The Company accounts for certain acquisition cost over the life of the contract, consisting primarily of commissions when paid. Commission costs are incurred commencing at contract signing. Commission costs are allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis.
For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three months ended March 31, 2019 and 2018, the amortization of commission costs related to contracts were not material and have been included in the accompanying condensed consolidated statements of income.
As discussed in Note 2, the Company capitalizes costs incurred related to the development of projects prior to contract signing as it is partial fulfillment of its performance obligations. During the three months ended March 31, 2019 and 2018, $2,777 and $2,440, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts.

No impairment charges in connection with the Company’s commission costs or project development costs were recorded during the periods ended March 31, 2019 and 2018.

4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 10, acquired has been recorded as goodwill. Intangible assets, if identified, have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 5 for additional information.
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
In January 2019, the Company completed an acquisition of a Massachusetts based solar operations and maintenance firm for consideration of $1,279. The final purchase price is subject to a net working capital adjustment, dependent on the level of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

working capital at the acquisition date, that has not been finalized yet. The pro-forma effects of this acquisition on our operations are not material.
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective period is as follows:

	2019	2018
Accounts receivable	$150	$1,015
Prepaid expenses and other current assets	2	12
Property and equipment and energy assets	315	—
Intangibles	500	680
Goodwill	406	2,845
Accounts payable	32	67
Billings in excess of cost and estimated earnings	62	—
Purchase price	$1,279	$4,619
Total, net of cash received	$1,279	$4,619
Debt assumed	$—	$—
Total fair value of consideration	$1,279	$4,619
The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.
For the three months ended March 31, 2019, in order to expand its portfolio of energy assets, the Company acquired 3 solar projects from a developer and is under definitive agreement to acquire 4 additional solar projects. The Company has concluded that in accordance with ASC 805, Business Combinations, these acquisitions did not constitute a business as the assets acquired in each case are considered a single asset or group of similar assets that made up substantially all of the fair market value of the acquisitions. See Note 6 for additional disclosures on these asset acquisitions.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Balance, December 31, 2018	$26,370	$4,609	$3,217	$24,136	$58,332
Goodwill acquired during the year	406	—	—	—	406
Re-measurement adjustment	—	(113)	—	—	(113)
Currency effects	—	—	68	142	210
Balance, March 31, 2019	$26,776	$4,496	$3,285	$24,278	$58,835
Accumulated Goodwill Impairment Balance, December 31, 2018	$—	$—	$(1,016)	$—	$(1,016)
Accumulated Goodwill Impairment Balance, March 31, 2019	$—	$—	$(1,016)	$—	$(1,016)
The Company completed one acquisition during the three months ended March 31, 2019, which resulted in a $406 increase in goodwill as disclosed in Note 4.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as determined by the nature of the respective intangible asset. As discussed in Note 4, the Company completed an acquisition in January 2019 which resulted in a $500 increase in customer relationships, which will be amortized over an 8 year period.
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2019	2018
Gross Carrying Amount
Customer contracts	$7,868	$7,818
Customer relationships	12,686	12,082
Non-compete agreements	3,028	3,013
Technology	2,720	2,710
Trade names	542	541
	26,844	26,164
Accumulated Amortization
Customer contracts	7,740	7,668
Customer relationships	10,571	10,302
Non-compete agreements	3,028	3,013
Technology	2,668	2,651
Trade names	527	526
	24,534	24,160
Intangible assets, net	$2,310	$2,004
Amortization expense related to customer contracts is included in cost of revenues in the condensed consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the condensed consolidated statements of income. Amortization expense for the three months ended March 31, 2019 and 2018 related to customer contracts was $23 and $0, respectively. Amortization expense for the three months ended March 31, 2019 and 2018 related to all other acquired intangible assets and was $190 and $253, respectively.

6. ENERGY ASSETS
Energy assets consist of the following:

	March 31,	December 31,
	2019	2018
Energy assets	$644,978	$619,708
Less - accumulated depreciation and amortization	(168,396)	(159,756)
Energy assets, net	$476,582	$459,952
Included in energy assets are financing lease assets and accumulated depreciation of financing lease assets. Financing lease assets consist of the following:

	March 31, 2019	December 31, 2018

Financing lease assets	$42,402	$42,402
Less - accumulated depreciation and amortization	(4,671)	(4,139)
Financing lease assets, net	$37,731	$38,263

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the three months ended March 31, 2019 and 2018 was $8,407 and $6,312, respectively, and is included in cost of revenues in the accompanying condensed consolidated statements of income. Included in these depreciation and amortization expense totals are depreciation and amortization expense on financing lease assets of $532 and $534 for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019, in order to expand its portfolio of energy assets, the Company acquired several energy projects, which did not constitute businesses under ASU 2017-01, Business Combinations. The Company acquired and closed on 3 solar projects from a developer for a total purchase price of $2,529. The purchase price included deferred consideration of $1,425 that will be paid upon final completion of the respective projects throughout 2019. As of March 31, 2019, the Company has paid $1,104 to the developers of the projects. The Company also has a definitive agreement to purchase an additional 4 solar projects from a developer for a total purchase price of $4,556, of which, the Company has paid $456 to the developers of the projects. As of March 31, 2019, the Company has remaining deferred purchase price consideration on previously closed projects of $4,783.
As of March 31, 2019, the Company had $886 in ARO assets recorded in project assets and $908 in ARO liabilities recorded in accrued expenses and other current liabilities and other liabilities. During the three months ended March 31, 2019, the Company recorded $11 of depreciation expense related to the ARO asset. During the three months ended March 31, 2019, the Company recorded $9 in accretion expense to the ARO liability, which is reflected in the accretion of ARO and contingent consideration on the condensed consolidated statements of cash flows. The Company’s current ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.

7. INCOME TAXES
The Company recorded a provision for income taxes of $257 for the three months ended March 31, 2019 and a benefit for income taxes of $2,779 for the three months ended March 31, 2018. The estimated annual effective tax rate is 8.2% for the three months ended March 31, 2019 compared to a (58.8)% estimated annual effective tax rate for the three months ended March 31, 2018.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2019. The principle reasons for the difference between statutory rate and the estimated annual effective tax rate for 2018 were the effects of a $3,800 benefit of the 2017 Section 179D deduction, which was extended in February 2018 and was included as tax deductions in 2018, and the use of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. As part of the Bipartisan Budget Act signed into law on February 9, 2018 the Section 179D deduction for 2017 was retroactively extended. The Section 179D deduction expired on December 31, 2017 and has not been re-approved for tax years beginning after that date.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2018	$1,600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, March 31, 2019	$1,600
At March 31, 2019 and December 31, 2018, the Company had approximately $1,600 of total gross unrecognized tax benefits. At March 31, 2019 and December 31, 2018, the Company had approximately $705 and $80, respectively, of total

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

gross unrecognized tax benefits (both net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

8. LEASES
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company did not elect the hindsight practical expedient, and evaluated lease terms for existing leases. The Company has also elected the practical expedient to not separate lease components and non-lease components and will account for the leases as a single lease components for all classes of leases.
As a result of the adoption of ASC 842, the Company recognized an increase in lease right-of-use assets of $31,639, current portions of operating lease right-of-use liabilities of $5,084 and an increase to long-term portions of operating lease liabilities of $28,480. There was no impact to the condensed consolidated statements of income or retained earnings for the adoption of ASC 842. No impairment was recognized on the right-of-use asset upon adoption. These adjustments are detailed as follows:

	As of January 1, 2019
	As Reported	842 Adjustment	Adjusted Balances
Operating Leases:
Operating lease right-of-use asset	$—	$31,639	$31,639
Current portions of operating lease right-of-use liabilities	—	5,084	5,084
Long-term portions of operating lease liabilities	—	28,480	28,480
Total operating lease liabilities	$—	$33,564	$33,564
Weighted-average remaining lease term			10 years
Weighted-average discount rate			6.0%

Financing Leases:
Energy assets, net	$38,263	$—	$38,263
Current portions of long-term debt and financing lease liabilities	4,956	—	4,956
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees	28,407	—	28,407
Total financing lease liabilities	$33,363	$—	$33,363
Weighted-average remaining lease term			18 years
Weighted-average discount rate			11.7%
The Company enters into a variety of operating lease agreements through the normal course of its business including certain administrative offices. The leases are long-term non-concealable real estate lease agreements, expiring at various dates through fiscal 2025. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. The Company also leases certain land parcels related to our energy projects. The office and land leases make up a significant portion of the Company’s operating lease activity. Many of these leases have one or more renewal options that allow the Company, at it’s discretion, to renew the lease for six months to seven years. Only renewal

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

options that the Company believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that increase when the related project become operational. In these cases, the commercial operation date was estimated by the Company and used to calculate the estimated minimum lease payments.
The Company also enters into leases for IT equipment and service agreements, automobiles, and other leases related to our construction projects such as equipment, mobile trailers and other temporary structures. These leases are either short-term in nature or immaterial. The Company will utilize the portfolio approach.
A portion of the Company’s real estate leases are generally subject to annual changes in the Consumer Price Index (“CPI”). The Company utilized each lease’s minimum lease payments to calculate the lease balances upon transition. The subsequent increases in rent based on changes in CPI were excluded and will be excluded for future leases from the calculation of the lease balances, but will be recorded to the condensed consolidated statement of income as part of our operating lease costs.
The Company has elected the practical expedient to not separate lease and non-lease components for existing leases for real-estate and land leases. Going forward if a lease has non-lease components the Company will allocate consideration based on price information in the agreement or, if this information is not available, the Company will make a good faith estimate based on available pricing information at the time.
The discount rate was calculated using an incremental borrowing rate based on an assessment prepared by the Company based on financing rates on secured comparable notes with comparable terms and a synthetic credit rating calculated by a third party. The Company elected to apply the discount rate using the remaining lease term at the date of adoption.
The Company has a number of leases that are classified as financing leases, which relate to transactions that are considered sale-leasebacks under ASC 840. Under ASC 842, these will be considered failed sale-leasebacks and will not qualify as sales. See Note 2 sale-leaseback section and Note 6 for additional information on the Company’s financing leases.
Supplemental balance sheet information related to leases at March 31, 2019 are as follows:

March 31, 2019
Operating Leases:
Operating lease assets	$30,350
Current operating lease liabilities	5,082
Long-term portions of operating lease liabilities	27,305
Total operating lease liabilities	$32,387
Weighted-average remaining lease term	10 years
Weighted-average discount rate	6.1%

Financing Leases:
Energy assets, net	$37,731
Current portions of long-term debt and financing lease liabilities	4,958
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees	28,379
Total financing lease liability	$33,337
Weighted-average remaining lease term	18 years
Weighted-average discount rate	11.7%

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The costs related to our leases for the three months ended March 31, 2019 are as follows:

March 31, 2019
Operating Lease:
Operating lease costs	$1,838
Short-term lease costs	39

Financing Lease:
Amortization expense	532
Interest on lease liabilities	949

Total lease costs	$3,358

The Company’s estimated minimum future lease obligations under our leases are as follows:

	Operating Leases	Financing Leases
Year ended December 31,
2019	$5,218	$8,343
2020	6,476	7,881
2021	5,403	6,775
2022	4,938	5,173
2023	3,711	3,686
Thereafter	18,895	26,800
Total minimum lease payments	$44,641	$58,658
Less: interest	12,254	25,321
Present value of lease liabilities	$32,387	$33,337

The Company has determined that certain power purchase agreements contain a lease component in accordance with ASC 840, Leases. The Company recognized $2,224 of operating lease revenue under these agreements during the three months ended March 31, 2019, which was reflected in revenues on the condensed consolidated statements of income.
As of May 2, 2019, the Company has signed one land lease with estimated undiscounted total lease payments of $535 going out to 2043 that are not reflected in the above lease disclosures.

9. COMMITMENTS AND CONTINGENCIES
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
Commitments as a Result of Acquisitions
In May 2018, the Company completed an acquisition which provided for a $425 cash consideration holdback contingent upon the Company collecting certain acquired receivables. The contingent consideration will be paid twelve months from the completion of the acquisition and is recorded in the accrued expenses and other current liabilities line on the condensed consolidated balance sheets.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

In August 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over the next five years. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out is approximately $555, which was subsequently increased to $625 at March 31, 2019 and is recorded in the other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid yearly, commencing in 2020, if any of the cumulative revenue targets are achieved and the fair value of the earn-out will be periodically re-evaluated and adjustments will be recorded as needed. See Note 10 for additional information.
In November 2018, the Company completed an acquisition of certain lease options, which provided for a earn-out if the lease option is exercised and if certain financial metrics are achieved. The Company evaluated the acquired lease options and concluded that the fair-value of this contingent liability was approximately $363, which was subsequently increased to $379 at March 31, 2019 and is recorded in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be periodically re-evaluated and adjustments will be recorded as needed. See Note 10 for additional information.

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2019	2018
Assets:
Interest rate swap instruments	2	$285	$733
Commodity swap instruments	2	33	33
Total assets		$318	$766
Liabilities:
Interest rate swap instruments	2	$3,990	$3,187
Commodity swap instruments	2	70	70
Interest make-whole provisions	2	1,085	1,808
Contingent revenue earn-out	3	1,004	962
Total liabilities		$6,149	$6,027
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
        The key assumptions as of March 31, 2019 related to the contingent consideration from a previous acquisition of certain assets, used in the model include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

  The key assumptions as of March 31, 2019, related to the contingent consideration from a previous acquisition of certain lease options, used in the model include a discount rate of 18% for purposes of discounting the low, base and high case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 20% for the low case, 75% for the base case and 5% for the high case. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The following table sets forth a summary of changes in fair value of contingent liabilities classified as Level 3 for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Contingent consideration liabilities balance at December 31, 2018	$962
Changes in the fair value of contingent consideration obligation	42
Contingent consideration liabilities balance at March 31, 2019	$1,004
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2019 and December 31, 2018 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or level three financial instruments for the three months ended March 31, 2019 and the year ended December 31, 2018. Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding financing leases, are as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	As of March 31, 2019		As of December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$219,678	$219,408	$211,823	$212,687
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at March 31, 2019 or December 31, 2018.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At March 31, 2019 and December 31, 2018, the following table presents information about the fair value amounts of the Company’s derivative instruments is as follows:

	Derivatives as of
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$255	Other assets	$703
Interest rate swap contracts	Other liabilities	3,990	Other liabilities	$3,187
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$30	Other assets	$30
Commodity swap contracts	Other assets	33	Other assets	33
Commodity swap contracts	Other liabilities	70	Other liabilities	$70
Interest make-whole provisions	Other liabilities	1,085	Other liabilities	1,808
All but four of the Company’s freestanding derivatives were designated as hedging instruments as of March 31, 2019 and December 31, 2018.
The following tables present information about the effects of the Company’s derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Location of Gain Recognized in Net Income	Amount of Gain Recognized in Net Income
		Three Months Ended March 31,
		2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(49)	$(102)
Derivatives not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$—	(12)
Commodity swap contracts	Other expenses, net	$—	—
Interest make-whole provision	Other expenses, net	$(723)	$—

Three Months Ended
March 31, 2019
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(1,824)
Cumulative impact from the adoption of ASU No. 2018-02	(217)
Unrealized gain recognized in AOCI	(949)
Gain reclassified from AOCI to other expenses, net	49
Accumulated loss in AOCI at the end of the period	$(2,941)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

In the third quarter of 2018, the Company adopted ASU 2017-12, which resulted in an increase to retained earnings and accumulated other comprehensive loss of $432 to remove the cumulative effect of hedging ineffectiveness previously recognized in earnings, as of January 1, 2018, for contracts designated as hedging instruments that were outstanding at the beginning of the third quarter 2018. Upon adoption of the ASU, the impact to reclassify the ineffectiveness of the Company’s hedge instruments in connection with prior periods was recorded. Accordingly, the Company’s condensed consolidated statement of changes in redeemable non-controlling interests and stockholders’ equity for the three months ended March 31, 2018 reflect the adoption of ASU 2017-12 .
The following tables present a listing of all the Company’s active derivative instruments as of March 31, 2019:

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 3.19% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	9,665	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	7,085	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.84 MMBtu Fixed	May 2018	April 2019	323,390	MMBtus	Not Designated
1-Year, $2.68 MMBtu Fixed	May 2019	April 2020	437,004	MMBtus	Not Designated
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	Liability	June/August 2018	December 2038	$1,085

12. INVESTMENT FUNDS AND OTHER VARIABLE INTEREST ENTITIES
Investment Funds
In each of September 2015, June 2017, June 2018 and October 2018, the Company formed an investment fund with a different third party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has four such investment funds each with a different third party investor.
The Company consolidates the investment funds, and all inter-company balances and transactions between the Company and the investment funds are eliminated in its condensed consolidated financial statements. The Company determined that the investment funds meet the definition of a VIE. The Company uses a qualitative approach in assessing the consolidation

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Under the related agreements, cash distributions of income and other receipts by the funds, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the funds’ investor and Company’s subsidiaries as specified in contractual arrangements. Certain of these arrangements have call and put options to acquire the investor’s equity interest as specified in the contractual agreements. See Note 13 for additional information on the call and put options.
A summary of amounts related to the investment funds in the Company’s condensed consolidated balance sheets is as follows:

	March 31,	December 31,
	2019(1)	2018(1)
Cash	$1,355	$1,255
Restricted cash	156	156
Accounts receivable	272	374
Costs and estimated earnings in excess of billings	758	498
Prepaid expenses and other current assets	190	190
Energy assets, net	123,092	122,641
Operating lease assets	6,124	—
Other assets	1,624	1,613
Accounts payable	169	234
Accrued liabilities	3,672	4,146
Current operating lease liabilities	84	—
Current portions of long-term	2,263	1,712
Long-term debt, net of deferred financing costs	26,104	26,461
Long-term operating lease liabilities	6,271	—
Other long-term liabilities	1,336	2,131
(1)The amounts in the above table are reflected in parenthetical references on the Company’s condensed consolidated balance sheet. See the Company’s condensed consolidated balance sheets for additional information.
Other Variable Interest Entities
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture's economic performance, including powers granted to the joint venture's program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

•
a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

•
a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

The Company executes certain contracts jointly with third parties through various forms of joint ventures. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by the Company and the Company’s joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. Many of these joint ventures are formed for a specific project. The assets of the Company’s joint ventures generally consist almost entirely of cash and land, and the liabilities of our joint ventures generally consist almost entirely of amounts due to the joint venture partners. Many of the joint ventures are deemed to be VIEs because they lack sufficient equity to finance the activities of the joint venture.
In January 2019, the Company entered into a joint venture with one other party to co-own an entity whose purpose is owning and leasing a parcel of land and attached structures to third-party entities. The joint venture has no employees and is controlled by the board of directors made up of representatives from both companies. Prior to January 2019, the Company had determined it was the primary beneficiary of the VIE and fully consolidated the entity. Upon the formation of the joint venture, the Company determined it was no longer the primary beneficiary, based on the assessment of considerations referenced above, and deconsolidated the VIE and recorded the Company’s investment in the joint venture as an equity method investment. With the deconsolidation of the VIE and the recognition of the equity method investment the Company recognized a gain of $2,160 in operating income and recorded an equity method investment of $1,361 in other assets. In addition, the Company has loaned the joint venture $1,506 and made an initial contribution at its formation in exchange for 50% of the shares in the joint venture.
Unconsolidated joint ventures are accounted for under the equity method. For those joint ventures, the Company's investment balances for the joint venture are included in other assets on the condensed consolidated balance sheet and the Company’s pro rata share of net income or loss is included in operating income. The Company’s investments in equity method joint ventures on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 was a net asset of $1,361 and $0, respectively. During the three months ended March 31, 2019, the Company recognized no income or expense from equity method joint ventures.

13. NON-CONTROLLING INTERESTS AND EQUITY
Redeemable Non-controlling Interests
The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the third quarter of 2015 has the right, beginning on the fifth anniversary of the final funding of the variable rate construction and term loans due 2023 and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, (the “Call Option”). The Company’s investment fund, which was formed in the third quarter of 2015, also includes a right, beginning on the sixth anniversary of the final funding and extending for one year, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, (the “Put Option”).
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
The Company’s wholly owned subsidiary with a membership interest in the investment fund formed in the second quarter of 2018 has the right, beginning on the fifth anniversary of the investment fund’s final project being placed into service and extending for six months, to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary, a call option. The Company’s investment fund formed in the second quarter of 2018 also includes a right, upon on the expiration of the call option and extending for six months, for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund, a put option.
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
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the HLBV method) or their estimated redemption value in each reporting period. At both March 31, 2019 and December 31, 2018 redeemable non-controlling interests were reported at their carrying value totaling $13,341 and $14,719, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.

14. BUSINESS SEGMENT INFORMATION
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended March 31, 2019
Revenues	$55,597	$43,057	$7,148	$21,230	$23,080	$150,112
Interest income	63	49	—	21	—	133
Interest expense	857	210	164	1,577	—	2,808
Depreciation and amortization of intangible assets	2,182	817	275	5,216	348	8,838
Unallocated corporate activity	—	—	—	—	—	(8,008)
Income (loss) before taxes, excluding unallocated corporate activity	(278)	5,621	(289)	1,381	4,701	11,136
Three Months Ended March 31, 2018
Revenues	$74,691	$47,785	$8,904	$18,117	$17,913	$167,410
Interest income	1	20	—	35	—	56
Interest expense	1,191	241	484	1,081	—	2,997
Depreciation and amortization of intangible assets	1,330	672	289	4,064	379	6,734
Unallocated corporate activity	—	—	—	—	—	(6,869)
Income (loss) before taxes, excluding unallocated corporate activity	4,618	5,817	(2,362)	2,610	912	11,595

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

15. DEBT
As of March 31, 2019, the Company’s debt comprised the following:

	Commencement Date	Maturity Date	Acceleration Clause(2)
				Rate as of March 31, 2019	March 31, 2019	December 31, 2018
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2020	NA	4.85%	$52,972	$43,074
Variable rate term loan payable in semi-annual installments	January 2006	February 2021	Yes	4.85%	936	936
Variable rate term loan payable in semi-annual installments	January 2006	June 2024	Yes	4.60%	7,426	7,426
Term loan payable in quarterly installments	March 2011	March 2021	Yes	7.25%	1,464	1,464
Term loan payable in monthly installments	October 2011	June 2028	NA	6.11%	3,886	3,843
Variable rate term loan payable in quarterly installments	October 2012	June 2020	NA	6.10%	30,180	30,674
Variable rate term loan payable in quarterly installments	September 2015	March 2023	NA	5.10%	17,227	17,208
Term loan payable in quarterly installments	August 2016	July 2031	NA	4.95%	3,939	3,925
Term loan payable in quarterly installments	March 2017	March 2028	NA	5.00%	3,839	3,945
Term loan payable in monthly installments(3)	April 2017	April 2027	NA	4.50%	22,081	22,081
Term loan payable in quarterly installments	April 2017	February 2034	NA	5.61%	2,791	2,735
Variable rate term loan payable in quarterly installments	June 2017	December 2027	NA	5.05%	12,917	12,915
Variable rate term loan payable in quarterly installments	February 2018	August 2022	Yes	10.10%	18,042	21,475
Term loan payable in quarterly installments	June 2018	December 2038	Yes	5.15%	30,138	30,069
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	Yes	4.65%	9,670	9,668
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	Yes	4.995%	9,077	9,072
Financing leases(1)					33,337	33,363
					$259,922	$253,873
Less - current maturities					55,731	26,890
Less - deferred financing fees					7,177	7,821
Long-term debt and financing lease liabilities					$197,014	$219,162
(1)Financing leases do not include approximately $25,321 in future interest payments
(2)These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make due the remaining principal and the required interest balance according to the agreement
(3)As of March 31, 2019, this construction loan has an additional $2,742 commitment that could be drawn upon
There were no new debt agreements in the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 8, 2019 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.” in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”).
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
As of March 31, 2019, we had fully-contracted backlog of approximately $753.6 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,283.0 million. As of March 31, 2018, we had fully-contracted backlog of approximately $595.6 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,293.0 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of March 31, 2019 and 2018, our 12-month backlog was $389.3 million and $360.3 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $549.3 million and $221.4 million as of March 31, 2019 and 2018, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of uninstalled materials under the revenue recognition requirements of contracts with our customers, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, leases, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
The following are certain critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue Recognition;

•	Energy Assets;

•	Leases;

•	Goodwill and Intangible Assets;

•	Derivative Financial Instruments; and

•	Variable Interest Entities.
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Except for accounting policies related to our adoption of ASC 842, Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2018.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2019		2018
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$150,112	100.0%	$167,410	100.0%
Cost of revenues	117,480	78.3%	131,937	78.8%
Gross profit	32,632	21.7%	35,473	21.2%
Selling, general and administrative expenses	26,083	17.4%	27,204	16.2%
Operating income	6,549	4.4%	8,269	4.9%
Other expenses, net	3,421	2.3%	3,544	2.1%
Income before provision from income taxes	3,128	2.1%	4,725	2.8%
Income tax provision (benefit)	257	0.2%	(2,779)	(1.7)%
Net income	2,871	1.9%	7,504	4.5%
Net (income) loss attributable to redeemable non-controlling interest	1,276	0.9%	(516)	(0.3)%
Net income attributable to common shareholders	$4,147	2.8%	$6,988	4.2%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$150,112	$167,410	$(17,298)	(10.3)%
Revenues decreased $17.3 million, or 10.3%, to $150.1 million for the three months ended March 31, 2019 compared to the same period of 2018 primarily due to a $19.1 million decrease in revenues from our U.S. Regions segment, a $4.7 million decrease in our U.S. Federal segment, a $1.8 million decrease in our Canada segment partially offset by a $3.1 million increase in our Non-Solar DG segment and a $5.2 million increase in our All Other segment.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Cost of revenues	$117,480	$131,937	$(14,457)	(11.0)%
Gross margin	21.7%	21.2%
Cost of revenues decreased $14.5 million, or 11.0%, to $117.5 million and gross margin percentage increased to 21.7%, from 21.2%, for the three months ended March 31, 2019 compared to the same period of 2018, respectively. The decrease in cost of revenues is primarily due to a decrease in project revenues from our U.S. Regions segment. The increase in gross margin is primarily due to timing of revenue recognized as a result of the phase of active projects in our U.S. Federal segment and an increase in higher margin energy and incentive revenue from renewable gas assets the Company owns in our Non-Solar DG segment.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Selling, general and administrative expenses	$26,083	$27,204	$(1,121)	(4.1)%
Selling, general and administrative expenses decreased $1.1 million, or 4.1%, to $26.1 million for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to a gain of $2.2 million recognized on the deconsolidation of a variable interest entity.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended March 31, 2019 and 2018, we recorded amortization expense related to these intangible assets of $0.2 million and $0.3 million, respectively.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs. Other expenses, net decreased $0.1 million to $3.4 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily due to favorable foreign exchange rate fluctuations realized.
Income Before Taxes
Income before taxes decreased $1.6 million, or 33.8%, to $3.1 million for the three months ended March 31, 2019 compared to the same period of 2018, due to the reasons described above.
Provision from Income Taxes
The provision for income taxes was $0.3 million for the three months ended March 31, 2019, compared to a benefit of $2.8 million for the three months ended March 31, 2018. The estimated annual effective tax rate applied for the three months ended March 31, 2019 was 8.2% compared to (58.8)% for the three months ended March 31, 2018. The increase in the rate compared to the same period in the prior year was due primarily to the inclusion in the prior year of the effects of a $5.9 million discrete tax benefit related to the 2017 Section 179D deduction which was extended in February 2018 and as a result of the timing of the extension was included in 2018.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which have been or will be placed in service in 2019. The principle reasons for the difference between the statutory rate and the estimated annual effective tax rate for 2018 were the effects of a $5.9 million benefit of the 2017 Section 179D deduction, which was extended in February 2018 and was included as a tax deduction in 2018, and the use of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year.
Net Income and Earnings Per Share
Net income decreased $4.6 million, or 61.7%, to $2.9 million for the three months ended March 31, 2019 compared to $7.5 million for the same period of 2018.
Basic and Diluted earnings per share for the three months ended March 31, 2019 was $0.09, a decrease of $0.06 per share, compared to the same period of 2018.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three months ended March 31, 2019 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distribution Generation (“DG”). Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$55,597	$74,691	$(19,094)	(25.6)%
(Loss) income before taxes	$(278)	$4,618	$(4,896)	(106.0)%
Revenues for our U.S. Regions segment decreased $19.1 million, or 25.6%, to $55.6 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily due to a decrease in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year.
(Loss) income before taxes for our U.S. Regions segment decreased $4.9 million, or 106.0%, from an income of $4.6 million to a loss of $0.3 million for the three months ended March 31, 2019 and 2018, respectively, primarily due to the decrease in revenues described above.
U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$43,057	$47,785	$(4,728)	(9.9)%
Income before taxes	$5,621	$5,817	$(196)	(3.4)%
Revenues for our U.S. Federal segment decreased $4.7 million, or 9.9%, to $43.1 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily due to timing of revenue recognized as a result of the phase of active projects.
Income before taxes for our U.S. Federal segment decreased $0.2 million, or 3.4%, to $5.6 million for the three months ended March 31, 2019 compared to the same periods of 2018, primarily due to the decrease in revenues described above.

Canada

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$7,148	$8,904	$(1,756)	(19.7)%
Loss before taxes	$(289)	$(2,362)	$2,073	87.8%
Revenues for our Canada segment decreased $1.8 million, or 19.7%, to $7.1 million for the three months ended March 31, 2019 compared to the same periods of 2018, primarily due to a decrease in project revenues related to slower progression of certain active projects.
Loss before taxes for our Canada segment decreased $2.1 million to $0.3 million compared to $2.4 million for the same period of 2018. The decrease is primarily due to a mix of higher margin projects, lower project development costs and favorable foreign currency exchange rate fluctuations versus the prior year.
Non-Solar DG

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$21,230	$18,117	$3,113	17.2%
Income before taxes	$1,381	$2,610	$(1,229)	(47.1)%
Revenues for our Non-Solar DG segment increased $3.1 million, or 17.2%, to $21.2 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily due to an increase in energy and incentive revenue.
Income before taxes for our Non-Solar DG segment decreased $1.2 million, or 47.1%, to $1.4 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily due to higher depreciation and interest expenses compared to the prior year attributed to the growth of our assets in operations.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$23,080	$17,913	$5,167	28.8%
Income before taxes	$4,701	$912	$3,789	415.5%
Unallocated corporate activity	$(8,008)	$(6,869)	$(1,139)	(16.6)%
Revenues for our All Other segment increased $5.2 million, or 28.8%, to $23.1 million for the three months ended March 31, 2019 compared to the same period of 2018 primarily due to an increase in project revenues related to the size of active projects and integrated-PV revenues attributed to sales to customers for oilfield microgrid applications.
Income before taxes for our All Other segment increased $3.8 million, or 415.5%, to $4.7 million for the three months ended March 31, 2019 compared to the same periods of 2018 due to the increase in revenues described above, and a gain of $2.2 million recognized on the deconsolidation of a variable interest entity.
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
Proceeds from our Federal ESPC projects are generally received through agreements to sell the ESPC receivables related to certain ESPC contracts to third-party investors. We use the advances from the investors under these agreements to finance the projects. Until recourse to us ceases for the ESPC receivables transferred to the investor, upon final acceptance of the work by the government customer, we are the primary obligor for financing received. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we receive under these ESPC agreements are recorded as financing cash inflows. The use of the cash received under these arrangements to pay project costs is classified as operating cash flows. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheet as a non-cash settlement. See Note 2, Summary of Significant Accounting Policies, to our Notes to Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended March 31, 2019 and 2018 was $0.8 million and $1.0 million, respectively.
Cash flows from operating activities. Operating activities used $58.1 million of net cash during the three months ended March 31, 2019. During that period, we had net income of $2.9 million, which is net of non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, gain on deconsolidation of a VIE, unrealized foreign exchange loss and other non-cash items totaling $7.5 million. Increase in accounts receivable retainage, inventory, costs and estimated earnings in excess of billings, prepaids, and project development cost, and decreases in accounts payable and accrued expenses, and other liabilities used $51.2 million in cash. These were offset by decreases in accounts receivable, other assets, and increases in billings in excess of costs and estimated earnings, and income tax payable, provided for $9.7 million in cash. Increases in Federal ESPC receivables used an additional $27.0 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $37.1 million of net cash during the three months ended March 31, 2018. During that period, we had net income of $7.5 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, gain on sale of assets, unrealized foreign exchange gain and other non-cash items totaling $5.4 million. Increase in accounts receivable, including retainage, prepaids, project development cost, inventory, and decreases in accounts payable and accrued expenses and other liabilities used $33.7 million in cash. These were offset by decreases in other assets and costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net, and an increase in income taxes payable, provided for $45.7 million. An increase in Federal ESPC receivables used an additional $38.0 million.
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2019 used $26.1 million. We invested $23.3 million on purchases of energy assets during the three months ended March 31, 2019. In addition, we invested $1.3 million in purchases of other property and equipment, $1.3 million related to acquisitions of businesses and made contributions of $0.2 million in an equity investment. We currently plan to invest approximately $130.0 million to $180.0 million in capital expenditures in 2019, principally for the construction or acquisition of new renewable energy plants.
Cash flows from investing activities during the three months ended March 31, 2018 used $35.2 million. We invested $34.2 million on purchases of energy assets during the three months ended March 31, 2018. In addition, we invested $1.0 million in purchases of other property and equipment.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2019 provided $47.5 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $41.3 million, proceeds from exercises of stock options and ESPP of $0.6 million, and net draws on our revolving credit facility of $11.4 million. This was partially offset by payments on long-term debt of $5.7 million and net distributions to redeemable non-controlling interests of $0.1 million.

Cash flows from financing activities during the three months ended March 31, 2018 provided $84.1 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $37.3 million, proceeds from project financings of $33.5 million, net draws on our revolving credit facility of $17.4 million, proceeds from exercises of options of $0.7 million and net draws on our revolving credit facility of $17.4 million. This was partially offset by payments on long-term debt of $2.3 million, net proceeds from redeemable non-controlling interests of $0.1 million, repurchase of common stock of $1.8 million, and including fees and payments of financing fees of $0.6 million.
We currently plan additional project financings of approximately $100.0 million to $110.0 million for the remainder of 2019 to fund the construction or acquisition of new renewable energy plants discussed above.

See Note 15, Debt, of Notes to Condensed Consolidated Financial Statements for additional discussion of items impacting the Company’s liquidity.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2019, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
For additional information about certain proceedings, please refer to Note 9, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of March 31, 2019, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended March 31, 2019 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	—	—	$3,447,027
February 1, 2019 - February 28, 2019	—	—	—	$3,447,027
March 1, 2019 - March 31, 2019	—	—	—	$3,447,027
Total	—	$—	—	$3,447,027

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: May 2, 2019	By:	/s/ Mark Chiplock
Mark Chiplock
Vice President and Interim Chief Financial Officer (duly authorized and principal financial officer)