Form 10-Q
period 2019-06-30
Ameresco, Inc.
filed 2019-08-08
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of July 31, 2019
Class A Common Stock, $0.0001 par value per share	AMRC	28,412,894
Class B Common Stock, $0.0001 par value per share		18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018	1

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (Unaudited)	4

Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5. Other Information	46

Item 6. Exhibits	47

Signatures	49

Exhibit Index	48

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$38,343	$61,397
Restricted cash (1)	13,530	16,880
Accounts receivable, net of allowance of $2,843 and $2,765, respectively (1)	109,332	85,985
Accounts receivable retainage, net	15,383	13,516
Costs and estimated earnings in excess of billings (1)	120,686	86,842
Inventory, net	9,219	7,765
Prepaid expenses and other current assets (1)	16,717	11,571
Income tax receivable	1,622	5,296
Project development costs	23,849	21,717
Total current assets (1)	348,681	310,969
Federal ESPC receivable	133,850	293,998
Property and equipment, net (1)	7,871	6,985
Energy assets, net (1)	492,681	459,952
Goodwill	58,129	58,332
Intangible assets, net	2,052	2,004
Operating lease assets (1)	32,051	—
Other assets (1)	34,579	29,394
Total assets (1)	$1,109,894	$1,161,634

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$54,351	$26,890
Accounts payable (1)	117,188	134,330
Accrued expenses and other current liabilities (1)	29,259	35,947
Current portions of operating lease liabilities (1)	5,807	—
Billings in excess of cost and estimated earnings	24,380	24,363
Income taxes payable	138	1,100
Total current liabilities (1)	231,123	222,630
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees (1)	224,025	219,162
Federal ESPC liabilities	163,856	288,047
Deferred income taxes, net (1)	3,677	4,352
Deferred grant income	6,361	6,637
Long-term portions of operating lease liabilities (1)	28,308	—
Other liabilities (1)	30,179	29,212
Commitments and contingencies (Note 9)

Redeemable non-controlling interests	32,037	14,719
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2019 and December 31, 2018 of $134,848 and $126,727, respectively. Includes non-recourse liabilities of consolidated VIEs at June 30, 2019 and December 31, 2018 of $40,217 and $34,684, respectively. See Note 12.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share amounts)
	June 30,	December 31,
	2019	2018
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 30,503,934 shares issued and 28,412,894 shares outstanding at June 30, 2019, 30,366,546 shares issued and 28,275,506 shares outstanding at December 31, 2018	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	126,693	124,651
Retained earnings	283,386	269,806
Accumulated other comprehensive loss, net	(8,118)	(5,949)
Treasury stock, at cost, 2,091,040 shares at June 30, 2019 and December 31, 2018	(11,638)	(11,638)
Total stockholders’ equity	390,328	376,875
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,109,894	$1,161,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$198,183	$196,982	$348,295	$364,392
Cost of revenues	155,044	154,206	272,524	286,143
Gross profit	43,139	42,776	75,771	78,249
Selling, general and administrative expenses	30,082	28,801	56,165	56,005
Operating income	13,057	13,975	19,606	22,244
Other expenses, net	3,746	3,966	7,167	7,510
Income before provision (benefit) for income taxes	9,311	10,009	12,439	14,734
Income tax provision (benefit)	804	1,307	1,061	(1,472)
Net income	8,507	8,702	11,378	16,206
Net loss (income) attributable to redeemable non-controlling interests	709	—	1,985	(516)
Net income attributable to common shareholders	$9,216	$8,702	$13,363	$15,690
Net income per share attributable to common shareholders:
Basic	$0.20	$0.19	$0.29	$0.35
Diluted	$0.19	$0.19	$0.28	$0.34
Weighted average common shares outstanding:
Basic	46,387	45,470	46,340	45,469
Diluted	47,681	46,406	47,666	46,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net income	$8,507	$8,702
Other comprehensive loss:
Unrealized (loss) gain from interest rate hedges, net of tax (provision) benefit of $(573) and $20, respectively	(1,672)	(274)
Foreign currency translation adjustments	39	(435)
Total other comprehensive loss	(1,633)	(709)
Comprehensive income	6,874	7,993
Comprehensive loss (income) attributable to redeemable non-controlling interests	709	—
Comprehensive income attributable to common shareholders	$7,583	$7,993

	Six Months Ended June 30,
	2019	2018
Net income	$11,378	$16,206
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedges, net of tax (provision) benefit of $(898) and $409, respectively	(2,814)	1,129
Foreign currency translation adjustments	645	2
Total other comprehensive (loss) income	(2,169)	1,131
Comprehensive income	9,209	17,337
Comprehensive loss (income) attributable to redeemable non-controlling interests	1,985	(516)
Comprehensive income attributable to common shareholders	$11,194	$16,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, March 31, 2018	$10,751	27,467,353	$3	18,000,000	$2	$117,242	$238,810	$(4,218)	2,085,397	$(11,570)	$340,269
Exercise of stock options	—	239,183	—	—	—	1,410	—	—	—	—	1,410
Stock-based compensation expense	—	—	—	—	—	392	—	—	—	—	392
Employee stock purchase plan	—	26,075	—	—	—	213	—	—	—	—	213
Open market purchase of common shares	—	(100)	—	—	—	—	—	—	100	(1)	(1)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	158	—	—	158
Foreign currency translation adjustment	—	—	—	—	—	—	—	(435)	—	—	(435)
Contributions from redeemable non-controlling interests	1,673	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(102)	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	8,702	—	—	—	8,702
Balance, June 30, 2018	$12,322	27,732,511	$3	18,000,000	$2	$119,257	$247,512	$(4,495)	2,085,497	$(11,571)	$350,708

Balance, March 31, 2019	$13,341	28,337,426	$3	18,000,000	$2	$125,685	$274,170	$(6,485)	2,091,040	$(11,638)	$381,737
Exercise of stock options	—	53,344	—	—	—	306	—	—	—	—	306
Stock-based compensation expense	—	—	—	—	—	397	—	—	—	—	397
Employee stock purchase plan	—	22,124	—	—	—	305	—	—	—	—	305
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(1,672)	—	—	(1,672)
Foreign currency translation adjustment	—	—	—	—	—	—	—	39	—	—	39
Contributions from redeemable non-controlling interests	19,508	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(103)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(709)	—	—	—	—	—	9,216	—	—	—	9,216
Balance, June 30, 2019	$32,037	28,412,894	$3	18,000,000	$2	$126,693	$283,386	$(8,118)	2,091,040	$(11,638)	$390,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	$(5,626)	1,873,266	$(9,799)	$336,620
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Cumulative impact from the adoption of ASU No. 2017-12	—	—	—	—	—	—	432	(432)	—	—	—
Exercise of stock options	—	385,618	—	—	—	2,101	—	—	—	—	2,101
Stock-based compensation expense	—	—	—	—	—	747	—	—	—	—	747
Employee stock purchase plan	—	26,075	—	—	—	213	—	—	—	—	213
Open market purchase of common shares	—	(212,231)	—	—	—	—	—	—	212,231	(1,772)	(1,772)
Unrealized gain from interest rate hedge, net	—	—	—	—	—	—	—	1,561	—	—	1,561
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	—	—	2
Contributions from redeemable non-controlling interests	1,673	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(205)	—	—	—	—	—	—	—	—	—	—
Net income	516	—	—	—	—	—	15,690	—	—	—	15,690
Balance, June 30, 2018	$12,322	27,732,511	$3	18,000,000	$2	$119,257	$247,512	$(4,495)	2,085,497	$(11,571)	$350,708

Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	$(5,949)	2,091,040	$(11,638)	$376,875
Cumulative impact from the adoptions of ASU -No. 2018-02 (Note 2)	—	—	—	—	—	—	217	(217)	—	—	—
Exercise of stock options	—	115,264	—	—	—	955	—	—	—	—	955
Stock-based compensation expense	—	—	—	—	—	782	—	—	—	—	782
Employee stock purchase plan	—	22,124	—	—	—	305	—	—	—	—	305
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(2,597)	—	—	(2,597)
Foreign currency translation adjustment	—	—	—	—	—	—	—	645	—	—	645
Contributions from redeemable non-controlling interests	19,508	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(205)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(1,985)	—	—	—	—	—	13,363	—	—	—	13,363
Balance, June 30, 2019	$32,037	28,412,894	$3	18,000,000	$2	$126,693	$283,386	$(8,118)	2,091,040	$(11,638)	$390,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,378	$16,206
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	17,495	12,946
Depreciation of property and equipment	1,351	1,072
Amortization of debt issuance costs	1,218	838
Amortization of intangible assets	457	502
Accretion of ARO and contingent consideration	62	—
Provision for bad debts	124	303
Gain on deconsolidation of VIE	(2,160)	—
Net gain from derivatives	(888)	(63)
Stock-based compensation expense	782	747
Deferred income taxes	152	9,174
Unrealized foreign exchange loss	10	900
Changes in operating assets and liabilities:
Accounts receivable	(22,744)	(23,750)
Accounts receivable retainage	(1,784)	2,704
Federal ESPC receivable	(61,849)	(69,276)
Inventory, net	(1,454)	(125)
Costs and estimated earnings in excess of billings	(18,848)	29,824
Prepaid expenses and other current assets	(5,199)	3,490
Project development costs	(1,703)	(5,331)
Other assets	(1,005)	(1,380)
Accounts payable, accrued expenses and other current liabilities	(26,560)	(24,365)
Billings in excess of cost and estimated earnings	(664)	(1,421)
Other liabilities	(137)	508
Income taxes payable	2,712	(10,640)
Cash flows from operating activities	(109,254)	(57,137)
Cash flows from investing activities:
Purchases of property and equipment	(2,810)	(2,056)
Purchases of energy assets	(46,466)	(58,341)
Acquisitions, net of cash received	(1,279)	(1,900)
Contributions to equity investment	(191)	—
Cash flows from investing activities	(50,746)	(62,297)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Payments of financing fees	$(447)	$(2,285)
Proceeds from exercises of options and ESPP	1,260	2,314
Repurchase of common stock	—	(1,772)
Proceeds from senior secured credit facility, net	41,365	6,100
Proceeds from long-term debt financings	2,742	58,634
Proceeds from Federal ESPC projects	82,787	69,664
Proceeds for energy assets from Federal ESPC	1,842	690
Contributions from redeemable non-controlling interests, net of distributions	19,301	1,468
Payments on long-term debt	(13,187)	(10,776)
Cash flows from financing activities	135,663	124,037
Effect of exchange rate changes on cash	100	(231)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,237)	4,372
Cash, cash equivalents, and restricted cash, beginning of period	97,914	60,105
Cash, cash equivalents, and restricted cash, end of period	$73,677	$64,477

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,194	$5,183
Cash paid for income taxes	$1,807	$1,903
Non-cash Federal ESPC settlement	$214,444	$66,798
Accrued purchases of energy assets	$18,694	$10,586
Conversion of revolver to term loan	$25,000	$25,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$38,343	$27,952
Short-term restricted cash	13,530	15,103
Long-term restricted cash included in other assets	21,804	21,422
Total cash and cash equivalents, and restricted cash	$73,677	$64,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Ameresco, Inc. (including its subsidiaries, the “Company”) are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated.
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results which may be expected for the full year. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2018 annual report on Form 10-K. The Company includes herein certain updates to those policies.
Restricted Cash
Restricted cash consists of cash and cash equivalents held in an escrow account in association with construction draws for energy savings performance contracts (“ESPC”), construction of energy assets, operations and maintenance (“O&M”) reserve accounts and cash collateralized letters of credit as well as cash required under term loans to be maintained in debt service reserve accounts until all obligations have been indefeasibly paid in full. These accounts are primarily invested in highly liquid money market funds. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 10. Restricted cash also includes funds held for clients, which represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to the Company’s enterprise energy management services. As of June 30, 2019 and December 31, 2018, the Company classified the non-current portion of restricted cash of $21,804 and $19,637, respectively, in other assets on the accompanying condensed consolidated balance sheets.
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
As of January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) and, along with the standard, elected to take the practical expedient that the Company will not reassess lease classifications at adoption. Accordingly, the Company’s sales-leaseback arrangements entered into as of December 31, 2018 will remain under the previous guidance. See Note 8 for additional information on these sale-leasebacks.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Variable Interest Entities
The Company generally aggregates the disclosures of its variable interest entities (“VIEs”) based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement the Company has with the VIE including its role and type of interest held in the VIE. As of June 30, 2019, all of the fully consolidated VIEs that make up the Company’s investment funds are similar in purpose, design, and the Company’s involvement and, as such, are aggregated in one disclosure. See Note 12 for additional disclosures.
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
In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which provides clarification and improvements to the previous issued guidance. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2019-01 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.
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
Derivatives and Hedging
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which, among other things, clarifies some areas around partial-term fair value hedges interest rate risk, the amortization of fair value hedge basis adjustments and their disclosure, and some clarification of some matters related to transitioning to ASU No. 2017-12, which was adopted by the Company during the year ended December 31, 2018. For those that have already adopted ASU No. 2017-12, the new standard is effective the first annual period beginning after the issuance date of ASU No. 2019-04, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2019-04 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2018-13 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.
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
Consolidations
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by related party under common control on a proportionate basis. The new standard is effective interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-17 on its condensed consolidated financial statements, but does not expect that the adoption of this guidance will have a significant impact on its condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three and six months ended June 30, 2019 and 2018.

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended June 30, 2019
Project revenue	$77,913	$44,402	$5,498	$2,185	$3,159	$133,157
O&M revenue	3,982	9,389	5	2,406	21	15,803
Energy assets	5,343	976	938	18,492	280	26,029
Other	982	255	1,442	182	20,333	23,194
Total revenues	$88,220	$55,022	$7,883	$23,265	$23,793	$198,183
Three months ended June 30, 2018
Project revenue	$80,877	$47,437	$5,317	$1,201	$4,200	$139,032
O&M revenue	4,069	9,566	—	2,258	—	15,893
Energy assets	3,799	1,140	1,017	16,501	335	22,792
Other	33	71	1,624	(39)	17,576	19,265
Total revenues	$88,778	$58,214	$7,958	$19,921	$22,111	$196,982
Six Months Ended June 30, 2019
Project revenue	$123,617	$76,755	$10,732	$3,259	$6,226	$220,589
O&M revenue	7,300	19,247	5	4,441	21	31,014
Energy assets	11,364	1,619	1,258	36,191	582	51,014
Other	1,536	458	3,036	604	40,044	45,678
Total revenues	$143,817	$98,079	$15,031	$44,495	$46,873	$348,295
Six Months Ended June 30, 2018
Project revenue	$146,317	$85,275	$12,253	$2,100	$4,770	$250,715
O&M revenue	7,964	18,744	19	4,254	—	30,981
Energy assets	8,780	1,909	1,383	31,615	599	44,286
Other	408	71	3,207	69	34,655	38,410
Total revenues	$163,469	$105,999	$16,862	$38,038	$40,024	$364,392

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Geographical Regions
Three Months Ended June 30, 2019
United States	$88,220	$55,022	$556	$23,265	$19,469	$186,532
Canada	—	—	7,327	—	42	7,369
Other	—	—	—	—	4,282	4,282
Total revenues	$88,220	$55,022	$7,883	$23,265	$23,793	$198,183
Three Months Ended June 30, 2018
United States	$88,778	$58,214	$648	$19,921	$17,543	$185,104
Canada	—	—	7,310	—	173	7,483
Other	—	—	—	—	4,395	4,395
Total revenues	$88,778	$58,214	$7,958	$19,921	$22,111	$196,982
Six Months Ended June 30, 2019
United States	$143,817	$98,079	$1,258	$44,495	$38,116	$325,765
Canada	—	—	13,773	—	107	13,880
Other	—	—	—	—	8,650	8,650
Total revenues	$143,817	$98,079	$15,031	$44,495	$46,873	$348,295
Six Months Ended June 30, 2018
United States	$163,469	$105,999	$1,168	$38,038	$33,891	$342,565
Canada	—	—	15,694	—	228	15,922
Other	—	—	—	—	5,905	5,905
Total revenues	$163,469	$105,999	$16,862	$38,038	$40,024	$364,392
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Accounts receivable, net	$109,332	$85,985
Accounts receivable retainage, net	15,383	13,516
Contract Assets:
Costs and estimated earnings in excess of billings	120,686	86,842
Contract Liabilities:
Billings in excess of cost and estimated earnings	30,209	30,706

	June 30, 2018	January 1, 2018
Accounts receivable, net	$115,596	$85,121
Accounts receivable retainage, net	14,669	17,484
Contract Assets:
Costs and estimated earnings in excess of billings	64,656	95,658
Contract Liabilities:
Billings in excess of cost and estimated earnings	27,254	27,248

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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advance payments received on project contracts. As of June 30, 2019 and December 31, 2018, the Company classified $5,829 and $6,343, respectively, as a non-current liability, included in other liabilities on the condensed consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The increase in contract assets for the six months ended June 30, 2019 was primarily due to revenue recognized of approximately $220,062, offset in part by billings of approximately $201,908. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payments from customers, and related billings. For the six months ended June 30, 2019, the Company recognized revenue of $38,854, and billed customers $35,172, that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At June 30, 2019, the Company had backlog of approximately $1,695,300. Approximately 29% of our June 30, 2019 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Contract Acquisition Costs
The Company accounts for certain acquisition costs over the life of the contract, consisting primarily of commissions when paid. Commission costs are incurred commencing at contract signing. Commission costs are allocated across all performance obligations and deferred and amortized over the contract term and each performance obligations’ completion period.
For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the six months ended June 30, 2019 and 2018, the amortization of commission costs related to contracts were not material and have been included in the accompanying condensed consolidated statements of income.
The Company capitalizes costs incurred related to the development of projects prior to contract signing as it is partial fulfillment of its performance obligations.  Capitalized project development costs include only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $211 and $639 were included in other long-term assets as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, $11,033 and $6,010, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts.
No impairment charges in connection with the Company’s commission costs or project development costs were recorded during the periods ended June 30, 2019 and 2018.
4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each has been allocated to the net assets based on their estimated fair values at the date of each acquisition as set forth in the table below. The excess purchase price over the estimated fair value of the net assets, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 10, acquired has been recorded as goodwill. Intangible assets, if identified, have been recorded and are being amortized over periods ranging from one to fifteen years. See Note 5 for additional information.
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
In January 2019, the Company completed an acquisition of a Massachusetts based solar operations and maintenance firm for consideration of $1,279. The final purchase price is subject to a net working capital adjustment, dependent on the level of working capital at the acquisition date, that has not yet been finalized. The pro-forma effects of this acquisition on our operations are not material. During the six months ended June 30, 2019, the Company had a measurement period adjustment of $91, which was recorded as a reduction to goodwill in connection with this acquisition.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective period is as follows:

	June 30, 2019	December 31, 2018
Accounts receivable	$150	$1,015
Prepaid expenses and other current assets	2	12
Property and equipment and energy assets	315	—
Intangibles	500	680
Goodwill	315	2,845
Accounts payable	(32)	(67)
Billings in excess of cost and estimated earnings	(62)	—
Purchase price	$1,188	$4,485
Total, net of cash received	$1,188	$4,485
Debt assumed	$—	$—
Total fair value of consideration	$1,188	$4,485
The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.
During the six months ended June 30, 2019, the Company had an additional measurement period adjustment of $628 related to a 2018 acquisition which was recorded as a reduction to goodwill and included a $398 reduction in the hold back contingency discussed further in Notes 5 and 9.
During the six months ended June 30, 2019, in order to expand its portfolio of energy assets, the Company acquired 4 solar projects from a developer and is under definitive agreement to acquire 3 additional solar projects. The Company has concluded that in accordance with ASC 805, Business Combinations, these acquisitions did not constitute a business as the assets acquired in each case are considered a single asset or group of similar assets that made up substantially all of the fair market value of the acquisitions. See Note 6 for additional disclosures on these asset acquisitions.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2018	$26,370	$4,609	$3,217	$—	$24,136	$58,332
Goodwill acquired during the year	406	—	—	—	—	406
Re-measurement adjustment	(91)	(628)	—	—	—	(719)
Currency effects	—	—	132	—	(22)	110
Balance, June 30, 2019	$26,685	$3,981	$3,349	$—	$24,114	$58,129
Accumulated Goodwill Impairment
Balance, December 31, 2018	$—	$—	$(1,016)	$—	$—	$(1,016)
Balance, June 30, 2019	$—	$—	$(1,016)	$—	$—	$(1,016)
The Company completed one acquisition during the six months ended June 30, 2019, which resulted in a $315 net increase in goodwill as disclosed in Note 4. During the six months ended June 30, 2019, the Company recorded measurement period adjustments which resulted in a reduction of goodwill of $719. See Note 4 for further discussion surrounding the measurement period adjustments.

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
The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2019	2018
Gross Carrying Amount
Customer contracts	$7,835	$7,818
Customer relationships	12,576	12,082
Non-compete agreements	3,011	3,013
Technology	2,730	2,710
Trade names	543	541
	26,695	26,164
Accumulated Amortization
Customer contracts	7,730	7,668
Customer relationships	10,686	10,302
Non-compete agreements	3,011	3,013
Technology	2,686	2,651
Trade names	530	526
	24,643	24,160
Intangible assets, net	$2,052	$2,004
Amortization expense related to customer contracts is included in cost of revenues in the condensed consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the condensed consolidated statements of income. Amortization expense for the three months ended June 30, 2019 and 2018 related to customer contracts was $22 and $0, respectively. Amortization expense for the three months ended June 30, 2019 and 2018 related to all other acquired intangible assets and was $222 and $249, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 related to customer contracts was $45 and $0, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 related to all other acquired intangible assets and was $412 and $502, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

6. ENERGY ASSETS
Energy assets consist of the following:

	June 30,	December 31,
	2019	2018
Energy assets	$670,030	$619,708
Less - accumulated depreciation and amortization	(177,349)	(159,756)
Energy assets, net	$492,681	$459,952
Included in energy assets are financing lease assets and accumulated depreciation of financing lease assets. Financing lease assets consist of the following:

	June 30,	December 31,
	2019	2018
Financing lease assets	$42,402	$42,402
Less - accumulated depreciation and amortization	(5,203)	(4,139)
Financing lease assets, net	$37,199	$38,263
Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the three months ended June 30, 2019 and 2018 was $9,088 and $6,634, respectively, and is included in cost of revenues in the accompanying condensed consolidated statements of income. Included in these depreciation and amortization expense totals are depreciation and amortization expense on financing lease assets of $532 and $504 for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the six months ended June 30, 2019 and 2018 was $17,495 and $12,946, respectively, and is included in cost of revenues in the accompanying condensed consolidated statements of income. Included in these depreciation and amortization expense totals are depreciation and amortization expense on financing lease assets of $1,064 and $1,038 for the six months ended June 30, 2019 and 2018, respectively.
The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s condensed consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s condensed consolidated statements of income on a straight line basis over the useful life of the associated energy asset. There was $790 and $744 of interest capitalized for the three months ended June 30, 2019 and 2018, respectively. There was $1,578 and $1,738 of interest capitalized for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019 and December 31, 2018, there are 3 ESPC asset projects which are included within energy assets, net on the Company’s condensed consolidated balance sheets. The Company controls and operates the assets as well as obtains financing during the construction period of the assets. As the Company has an obligation to the customer for performance of the asset, the Company records a liability associated with these energy assets, although, the customer is responsible for payments to the lender based on the energy asset’s production. As of June 30, 2019 and December 31, 2018, the liabilities recognized in association with these assets were $10,307 and $8,224, respectively, of which $595 and $354, respectively, has been classified as the current portion and is included in accrued expenses and other current liabilities and the remainder is included in other liabilities in the accompanying condensed consolidated balance sheets.
During the six months ended June 30, 2019, in order to expand its portfolio of energy assets, the Company acquired several energy projects, which did not constitute businesses under ASU 2017-01, Business Combinations. The Company acquired and closed on 4 solar projects from a developer for a total purchase price of $2,529. The purchase price included deferred consideration of $668 that will be paid upon final completion of the respective projects throughout 2019. As of June 30, 2019, the Company has paid $1,861 to the developers of the projects. The Company also has a definitive agreement to purchase an additional 3 solar projects from a developer for a total purchase price of $4,556, of which, the Company has paid $456 to the developers of the projects. As of June 30, 2019, the Company has remaining deferred purchase price consideration on previously closed projects of $4,122.
As of June 30, 2019, the Company had $874 in ARO assets recorded in project assets, net of accumulated depreciation, and $919 in ARO liabilities recorded in accrued expenses and other current liabilities and other liabilities. During the three and six months ended June 30, 2019, the Company recorded $11 and $22, respectively, of depreciation expense related to the ARO asset.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

During the three and six months ended June 30, 2019, the Company recorded $13 and $22, respectively, in accretion expense to the ARO liability, which is reflected in the accretion of ARO and contingent consideration on the condensed consolidated statements of cash flows. The Company’s current ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.
7. INCOME TAXES
The Company recorded a provision for income taxes of $804 and $1,307, respectively, for the three months ended June 30, 2019 and 2018. The Company recorded a provision for income taxes of $1,061 for the six months ended June 30, 2019 and a benefit for income taxes of $1,472 for the six months ended June 30, 2018. The estimated effective annualized tax rate impacted by discrete items is 8.6% for the three months ended June 30, 2019 compared to a 13.1% estimated effective annualized tax rate impacted by the period discrete items for the three months ended June 30, 2018. The estimated effective annualized tax rate impacted by period discrete items is 8.5% for the six months ended June 30, 2019 compared to (10.0)% for the six months ended June 30, 2018.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2019. The principle reasons for the difference between the statutory rate and the estimated annual effective tax rate for 2018 were the effects of a $4,600 benefit of the 2017 Section 179D deduction, which was extended in February 2018 and was included as a tax deduction in 2018, and the use of investment tax credits to which the Company is entitled from owned plants.
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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2018	$1,600
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, June 30, 2019	$1,600
At June 30, 2019 and December 31, 2018, the Company had approximately $1,600 of total gross unrecognized tax benefits. At June 30, 2019 and December 31, 2018, the Company had approximately $705 of total gross unrecognized tax benefits (both net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company has presented all deferred tax assets and liabilities as net liabilities and noncurrent on its condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
8. LEASES
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective approach. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has also elected the practical expedient to not separate lease components and non-lease components and will account for the leases as a single lease component for all classes of leases.
As a result of the adoption of ASC 842, the Company recognized an increase in lease ROU assets of $31,639, current portions of operating lease ROU liabilities of $5,084 and an increase to long-term portions of operating lease liabilities of $28,480. There

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

was no impact to the condensed consolidated statements of income or retained earnings for the adoption of ASC 842. No impairment was recognized on the ROU asset upon adoption. These adjustments are detailed as follows:

	As of January 1, 2019
	As Reported	842 Adjustment	Adjusted Balances
Operating Leases:
Operating lease assets	$—	$31,639	$31,639
Current portions of operating lease liabilities	—	5,084	5,084
Long-term portions of operating lease liabilities	—	28,480	28,480
Total operating lease liabilities	$—	$33,564	$33,564
Weighted-average remaining lease term			10 years
Weighted-average discount rate			6.0%

Financing Leases:
Energy assets, net	$38,263	$—	$38,263
Current portions of financing lease liabilities	4,956	—	4,956
Long-term financing lease liabilities, less current portions and net of deferred financing fees	28,407	—	28,407
Total financing lease liabilities	$33,363	$—	$33,363
Weighted-average remaining lease term			18 years
Weighted-average discount rate			11.7%
The Company enters into a variety of operating lease agreements through the normal course of its business including certain administrative offices. The leases are long-term, non-concealable real estate lease agreements, expiring at various dates through fiscal 2025. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. The Company also leases certain land parcels related to our energy projects, expiring at various dates through fiscal 2044. The office and land leases make up a significant portion of the Company’s operating lease activity. Many of these leases have one or more renewal options that allow the Company, at it’s discretion, to renew the lease for six months to seven years. Only renewal options that the Company believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that increase when the related project becomes operational. In these cases, the commercial operation date was estimated by the Company and used to calculate the estimated minimum lease payments.
The Company also enters into leases for IT equipment and service agreements, automobiles, and other leases related to our construction projects such as equipment, mobile trailers and other temporary structures. The Company utilizes the portfolio approach for this class of lease. These leases are either short-term in nature or immaterial.
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
The Company has elected the practical expedient to not separate lease and non-lease components for existing leases for real estate and land leases. Going forward if a lease has non-lease components the Company will allocate consideration based on price information in the agreement or, if this information is not available, the Company will make a good faith estimate based on available pricing information at the time.
The discount rate was calculated using an incremental borrowing rate based on financing rates on secured comparable notes with comparable terms and a synthetic credit rating calculated by a third party. The Company elected to apply the discount rate using the remaining lease term at the date of adoption.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The Company has a number of leases that are classified as financing leases, which relate to transactions that are considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on the Company’s financing leases.
Supplemental balance sheet information related to leases at June 30, 2019 is as follows:

June 30, 2019
Operating Leases:
Operating lease assets	$32,051
Current operating lease liabilities	5,807
Long-term portions of operating lease liabilities	28,308
Total operating lease liabilities	$34,115
Weighted-average remaining lease term	10 years
Weighted-average discount rate	6.3%

Financing Leases:
Energy assets, net	$37,199
Current portions of financing lease liabilities	5,044
Long-term financing lease liabilities, less current portions and net of deferred financing fees	26,100
Total financing lease liability	$31,144
Weighted-average remaining lease term	17 years
Weighted-average discount rate	11.8%
The costs related to our leases are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease:
Operating lease costs	$1,909	$3,747

Financing Lease:
Amortization expense	532	1,064
Interest on lease liabilities	947	1,896

Total lease costs	$3,388	$6,707

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

 The Company’s estimated minimum future lease obligations under our leases are as follows:

	Operating Leases	Financing Leases
Year ended December 31,
2019	$3,709	$4,480
2020	7,365	7,881
2021	5,832	6,775
2022	5,270	5,173
2023	4,021	3,686
Thereafter	21,029	26,800
Total minimum lease payments	$47,226	$54,795
Less: interest	13,111	23,651
Present value of lease liabilities	$34,115	$31,144
The Company has determined that certain power purchase agreements (“PPAs”) contain a lease component in accordance with ASC 840, Leases. The Company recognized $2,271 and $4,495 of operating lease revenue under these agreements during the three and six months ended June 30, 2019, respectively, which was reflected in revenues on the condensed consolidated statements of income. PPAs signed after January 1, 2019 no longer meet the definition of a lease upon the adoption of ASC 842, Leases, and are instead accounted for in accordance with ASC 606, Revenues From Contracts With Customers.
Sale-Leaseback
For solar PV projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a financing lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be financing leases. For leasebacks classified as financing leases, the Company initially records a financing lease asset and financing lease obligation in its condensed consolidated balance sheets equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For financing leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s condensed consolidated balance sheets at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its condensed consolidated balance sheets and amortizes the deferred amounts over the lease term in cost of revenues in its condensed consolidated statements of income. Net amortization expense in cost of revenues related to deferred gains and losses was $58 and $46 of net gains for the three months ended June 30, 2019 and 2018, respectively. Net amortization expense in cost of revenues related to deferred gains was $115 and $105 for the six months ended June 30, 2019 and 2018, respectively.
During the third quarter of 2018, the Company entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar photovoltaic (“solar PV”) projects through August 2019 up to a maximum funding amount of $100.0 million. As of June 30, 2019, $95.1 million remained available under the lending commitment.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

A summary of amounts related to sale leasebacks in the Company’s condensed consolidated balance sheets is as follows:

	June 30,	December 31,
	2019	2018
Financing lease assets, net	$37,199	$38,263
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,859	1,917
Total deferred loss	$1,974	$2,032
Financing lease liabilities, short-term	5,044	4,956
Financing lease liabilities, long-term	26,100	28,407
Total financing lease liabilities	$31,144	$33,363
Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	5,635	5,808
Total deferred gain	$5,980	$6,153
9. COMMITMENTS AND CONTINGENCIES
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
Commitments as a Result of Acquisitions
In May 2018, the Company completed an acquisition which provided for a $425 cash consideration hold back contingent upon the Company collecting certain acquired receivables, which was subsequently reduced to $27 at June 30, 2019. The contingent consideration is currently due and is recorded in the accrued expenses and other current liabilities line on the condensed consolidated balance sheets.
In August 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555, which was subsequently increased to $625 as of June 30, 2019 and is recorded in the other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid yearly, commencing in 2020, if any of the cumulative revenue targets are achieved. The fair value of the earn-out will be periodically re-evaluated and adjustments will be recorded as needed. See Note 10 for additional information.
In November 2018, the Company completed an acquisition of certain lease options, which provided for an earn-out if the lease option is exercised and if certain financial metrics are achieved. The Company evaluated the acquired lease options and concluded that the fair-value of this contingent liability was approximately $363, which was subsequently increased to $379 at June 30, 2019 and is recorded in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be periodically re-evaluated and adjustments will be recorded as needed. See Note 10 for additional information.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2019	2018
Assets:
Interest rate swap instruments	2	$72	$733
Commodity swap instruments	2	136	33
Total assets		$208	$766
Liabilities:
Interest rate swap instruments	2	$6,092	$3,187
Commodity swap instruments	2	—	70
Interest make-whole provisions	2	1,022	1,808
Contingent revenue earn-out	3	1,004	962
Total liabilities		$8,118	$6,027
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
The fair value of the Company’s contingent consideration liabilities were determined by evaluating the acquired asset’s future financial forecasts and evaluating which, if any, of the cumulative revenue targets, financial metrics and/or milestones are likely to be met. The Company has classified contingent consideration related to certain acquisitions within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. The Company determined the fair value of its contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. The Company establishes discount rates to be utilized in its valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operation targets, the Company utilizes data regarding similar milestone events from the Company’s experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, the Company reassesses the probability factors associated with the financial, operational and technical targets for its contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The key assumptions as of June 30, 2019, related to the contingent consideration from the August 2018 acquisition of certain assets, used in the model include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The key assumptions as of June 30, 2019, related to the contingent consideration from the November 2018 acquisition of certain lease options, used in the model include a discount rate of 18% for purposes of discounting the low, base and high case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 20% for the low case, 75% for the base case and 5% for the high case. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The following table sets forth a summary of changes in fair value of contingent liabilities classified as Level 3 for the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Contingent consideration liabilities balance at December 31, 2018	$962
Changes in the fair value of contingent consideration obligation	42
Contingent consideration liabilities balance at June 30, 2019	$1,004
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2019 and December 31, 2018 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or level three financial instruments for the six months ended June 30, 2019 and the year ended December 31, 2018.
Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding financing leases, are as follows:

	As of June 30, 2019		As of December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$248,171	$247,232	$211,823	$212,687
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at June 30, 2019 or December 31, 2018.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
At June 30, 2019 and December 31, 2018, the following table presents information about the fair value amounts of the Company’s derivative instruments are as follows:

	Derivatives as of
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$72	Other assets	$703
Interest rate swap contracts	Other liabilities	6,052	Other liabilities	3,187
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	Other assets	$30
Interest rate swap contracts	Other liabilities	40	Other liabilities	—
Commodity swap contracts	Other assets	136	Other assets	33
Commodity swap contracts	Other liabilities	—	Other liabilities	70
Interest make-whole provisions	Other liabilities	1,022	Other liabilities	1,808
As of June 30, 2019 and December 31, 2018 all but three and four, respectively, of the Company’s freestanding derivatives were designated as hedging instruments.
The following tables present information about the effects of the Company’s derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1)	$(31)	$(50)	$(133)
Derivatives not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$69	$(61)	$69	$(73)
Commodity swap contracts	Other expenses, net	$(172)	$45	$(172)	$45
Interest make-whole provision	Other expenses, net	$(62)	$—	$(785)	$—

Six Months Ended
June 30, 2019
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(1,824)
Cumulative impact from the adoption of ASU No. 2018-02	(217)
Unrealized loss recognized in AOCI	(2,622)
Gain reclassified from AOCI to other expenses, net	50
Accumulated loss in AOCI at the end of the period	$(4,613)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

In the third quarter of 2018, the Company adopted ASU 2017-12, which resulted in an increase to retained earnings and accumulated other comprehensive loss of $432 to remove the cumulative effect of hedging ineffectiveness previously recognized in earnings, as of January 1, 2018, for contracts designated as hedging instruments that were outstanding at the beginning of the third quarter 2018. Upon adoption of the ASU, the impact to reclassify the ineffectiveness of the Company’s hedge instruments in connection with prior periods was recorded. Accordingly, the Company’s condensed consolidated statement of changes in redeemable non-controlling interests and stockholders’ equity for the six months ended June 30, 2018 reflect the adoption of ASU 2017-12.
The following tables present a listing of all the Company’s active derivative instruments as of June 30, 2019:

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 3.19% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	9,665	Designated
8-Year, 1.71% Fixed	October 2012	March 2020	7,085	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.68 MMBtu Fixed	May 2019	April 2020	437,004	MMBtus	Not Designated
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	Liability	June/August 2018	December 2038	$1,022
12. INVESTMENT FUNDS AND OTHER VARIABLE INTEREST ENTITIES
Investment Funds
In each of September 2015, June 2017, June 2018 and October 2018, the Company formed an investment fund with a different third-party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has four such investment funds each with a different third-party investor.
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
A summary of amounts related to the investment funds in the Company’s condensed consolidated balance sheets is as follows:

	June 30,	December 31,
	2019(1)	2018(1)
Cash and cash equivalents	$2,476	$1,255
Restricted cash	156	156
Accounts receivable, net	582	374
Costs and estimated earnings in excess of billings	1,537	498
Prepaid expenses and other current assets	245	190
Total VIE current assets	4,996	2,473
Property and equipment, net	285	—
Energy assets, net	121,846	122,641
Operating lease assets	6,086	—
Other assets	1,635	1,613
Total VIE assets	$134,848	$126,727
Current portions of long-term debt and financing lease liabilities	$2,268	$1,712
Accounts payable	482	234
Accrued expenses and other current liabilities	3,642	4,146
Current portions of operating lease liabilities	87	—
Total VIE current liabilities	6,479	6,092
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees	25,989	26,461
Deferred income taxes, net	460	—
Long-term portions of operating lease liabilities	6,267	—
Other liabilities	1,022	2,131
Total VIE liabilities	$40,217	$34,684
(1) The amounts in the above table are reflected in footnote 1 on the Company’s condensed consolidated balance sheets. See the Company’s condensed consolidated balance sheets for additional information.
Other Variable Interest Entities
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint ventures

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

economic performance, including powers granted to the joint ventures program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:

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
Unconsolidated joint ventures are accounted for under the equity method. For those joint ventures, the Company's investment balances for the joint venture are included in other assets on the condensed consolidated balance sheets and the Company’s pro rata share of net income or loss is included in operating income. The Company’s investments in equity method joint ventures on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 was a net asset of $1,341 and $0, respectively. During the three and six months ended June 30, 2019, the Company recognized expense of $74 from equity method joint ventures.
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
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. At both June 30, 2019 and December 31, 2018 redeemable non-controlling interests were reported at their carrying value totaling $32,037 and $14,719, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.
14. EARNINGS PER SHARE AND OTHER EQUITY RELATED INFORMATION
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$9,216	$8,702	$13,363	$15,690
Basic weighted-average shares outstanding	46,387	45,470	46,340	45,469
Effect of dilutive securities:
Stock options	1,294	936	1,326	803
Diluted weighted-average shares outstanding	47,681	46,406	47,666	46,272
For the three months ended June 30, 2019 and 2018, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 446 and 1,330, respectively. For the six months ended June 30, 2019 and 2018, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 372 and 1,515, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Stock-Based Compensation Expense
For the three months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense, including expense related to the Employee Stock Purchase Plan (“ESPP”), of $397 and $392, respectively, in connection with the stock-based payment awards. For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense, including expense related to the ESPP, of $782 and $747, respectively, in connection with the stock-based payment awards. The compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income based on the salaries and work assignments of the employees holding the options. As of June 30, 2019, there was $4,311 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.1 years.
No awards to individuals who were not either an employee or director of the Company occurred during the six months ended June 30, 2019 or during the year ended December 31, 2018.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock in February 2017 and to $17,553 of the Company's Class A common stock in August 2019, in each case, from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three and six months ended June 30, 2019, the Company did not repurchase any shares of common stock. During the three months ended June 30, 2018, the Company repurchased 0.1 shares of common stock. During the six months ended June 30, 2018, the Company purchased 212 shares of common stock in the amount of $1,772, net of fees of $9.
15. BUSINESS SEGMENT INFORMATION
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
These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The reports of the Company’s chief operating decision maker do not include assets at the operating segment level. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended June 30, 2019
Revenues	$88,220	$55,022	$7,883	$23,265	$23,793	$198,183
Interest income	—	19	—	23	39	81
Interest expense	1,713	208	174	1,285	—	3,380
Depreciation and amortization of intangible assets	2,464	806	315	5,686	376	9,647
Unallocated corporate activity	—	—	—	—	—	(8,841)
Income before taxes, excluding unallocated corporate activity	2,458	10,043	241	3,400	2,010	18,152
Three Months Ended June 30, 2018
Revenues	$88,778	$58,214	$7,958	$19,921	$22,111	$196,982
Interest income	2	28	—	47	—	77
Interest expense	1,031	247	477	1,467	13	3,235
Depreciation and amortization of intangible assets	1,377	661	290	4,348	377	7,053
Unallocated corporate activity	—	—	—	—	—	(7,751)
Income (loss) before taxes, excluding unallocated corporate activity	4,732	10,078	(285)	2,335	900	17,760
Six Months Ended June 30, 2019
Revenues	$143,817	$98,079	$15,031	$44,495	$46,873	$348,295
Interest income	63	68	—	44	39	214
Interest expense	2,570	418	338	2,862	—	6,188
Depreciation and amortization of intangible assets	4,646	1,623	590	10,902	724	18,485
Unallocated corporate activity	—	—	—	—	—	(16,849)
Income (loss) before taxes, excluding unallocated corporate activity	2,180	15,664	(48)	4,781	6,711	29,288
Six Months Ended June 30, 2018
Revenues	$163,469	$105,999	$16,862	$38,038	$40,024	$364,392
Interest income	3	48	—	82	—	133
Interest expense	2,222	488	961	2,548	13	6,232
Depreciation and amortization of intangible assets	2,707	1,333	579	8,412	756	13,787
Unallocated corporate activity	—	—	—	—	—	(14,621)
Income (loss) before taxes, excluding unallocated corporate activity	9,350	15,895	(2,647)	4,945	1,812	29,355

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

16. DEBT
As of June 30, 2019, the Company’s debt comprised the following:

	Commencement Date	Maturity Date	Acceleration Clause(2)	Rate as of
				June 30, 2019	June 30, 2019	December 31, 2018
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2024	NA	4.10%	$82,613	$43,074
Variable rate term loan payable in semi-annual installments	January 2006	February 2021	Yes	4.57%	774	936
Variable rate term loan payable in semi-annual installments	January 2006	June 2024	Yes	4.32%	6,953	7,426
Term loan payable in quarterly installments	March 2011	March 2021	Yes	7.25%	1,308	1,464
Term loan payable in monthly installments	October 2011	June 2028	NA	6.11%	3,803	3,843
Variable rate term loan payable in quarterly installments	October 2012	June 2020	NA	5.82%	29,501	30,674
Variable rate term loan payable in quarterly installments	September 2015	March 2023	NA	4.82%	16,763	17,208
Term loan payable in quarterly installments	August 2016	July 2031	NA	4.95%	3,869	3,925
Term loan payable in quarterly installments	March 2017	March 2028	NA	5.00%	3,733	3,945
Term loan payable in monthly installments	April 2017	April 2027	NA	4.50%	23,946	22,081
Term loan payable in quarterly installments	April 2017	February 2034	NA	5.61%	2,775	2,735
Variable rate term loan payable in quarterly installments	June 2017	December 2027	NA	4.77%	12,327	12,915
Variable rate term loan payable in quarterly installments	February 2018	August 2022	Yes	9.82%	17,218	21,475
Term loan payable in quarterly installments	June 2018	December 2038	Yes	5.15%	30,007	30,069
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	Yes	4.37%	9,336	9,668
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	Yes	4.94%	9,082	9,072
Financing leases(1)					31,144	33,363
					$285,152	$253,873
Less - current maturities					54,351	26,890
Less - deferred financing fees					6,776	7,821
Long-term debt and financing lease liabilities					$224,025	$219,162
(1) Financing leases do not include approximately $23,651 in future interest payments
(2) These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make due the remaining principal and the required interest balance according to the agreement
Senior Secured Credit Facility - Revolver and Term Loan
In June 2019, the Company amended and restated the Company’s senior secured credit facility. The amendment increased the aggregate amount of the revolving commitments from $85,000 to $115,000 through an extended June 28, 2024 maturity date, increased the term loan from $40,000 to $65,000 to reduce the outstanding revolving loan balance by the same amount and extend the maturity date from June 30, 2020 to June 28, 2024, and increased the total funded debt to EBITDA covenant ratio from a

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

maximum of 3.00 to 3.25. The total commitment under the amended credit facility (revolving credit, term loan and swing line) is $185,000.
At June 30, 2019 funds of $63,366 are available for borrowing under the revolving credit facility.
As of June 30, 2019, the Company was not in compliance with certain financial covenant requirements on one of the Company’s project financing debt facilities. The Company has received a waiver from the financial institution to waive the failure as of June 30, 2019.
17. SUBSEQUENT EVENTS
During July 2019, the Company closed on a $4,872 solar PV project under the Company’s master lease agreement discussed in Note 8 with a twenty-year term.

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
As of June 30, 2019, we had fully-contracted backlog of approximately $788.7 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,236.5 million. As of June 30, 2018, we had fully-contracted backlog of approximately $679.1 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,298.5 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of June 30, 2019 and 2018, our 12-month backlog was $431.4 million and $354.7 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were $518.0 million and $285.9 million as of June 30, 2019 and 2018, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of total expected costs under the cost-based input method, as well as the estimated impact of uninstalled materials, under the revenue recognition requirements of contracts with our customers, allowance for doubtful accounts, inventory reserves, realization of project development costs, fair value of derivative financial instruments, leases, accounting for business acquisitions, stock-based awards, impairment of long-lived assets, goodwill, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to the audited consolidated financial statements for the year ended December 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019. Except for accounting policies related to our adoption of ASU No. 2016-02, Leases (Topic 842), and accounting policies related to our equity method investments, the Company has determined that no additional material changes concerning our critical accounting policies have occurred since December 31, 2018.
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

Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2019		2018
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$198,183	100.0%	$196,982	100.0%
Cost of revenues	155,044	78.2%	154,206	78.3%
Gross profit	43,139	21.8%	42,776	21.7%
Selling, general and administrative expenses	30,082	15.2%	28,801	14.6%
Operating income	13,057	6.6%	13,975	7.1%
Other expenses, net	3,746	1.9%	3,966	2.0%
Income before provision from income taxes	9,311	4.7%	10,009	5.1%
Income tax provision	804	0.4%	1,307	0.7%
Net income	8,507	4.3%	8,702	4.4%
Net loss attributable to redeemable non-controlling interest	709	0.4%	—	—%
Net income attributable to common shareholders	$9,216	4.7%	$8,702	4.4%

	Six Months Ended June 30,
	2019		2018
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$348,295	100.0%	$364,392	100.0%
Cost of revenues	272,524	78.2%	286,143	78.5%
Gross profit	75,771	21.8%	78,249	21.5%
Selling, general and administrative expenses	56,165	16.1%	56,005	15.4%
Operating income	19,606	5.6%	22,244	6.1%
Other expenses, net	7,167	2.1%	7,510	2.1%
Income before provision (benefit) from income taxes	12,439	3.6%	14,734	4.0%
Income tax provision (benefit)	1,061	0.3%	(1,472)	(0.4)%
Net income	11,378	3.3%	16,206	4.4%
Net loss (income) attributable to redeemable non-controlling interest	1,985	0.6%	(516)	(0.1)%
Net income attributable to common shareholders	$13,363	3.8%	$15,690	4.3%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$198,183	$196,982	$1,201	0.6%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$348,295	$364,392	$(16,097)	(4.4)%

Revenues increased $1.2 million, or 0.6%, to $198.2 million for the three months ended June 30, 2019 compared to the same period of 2018 primarily due to a $3.3 million increase in revenues from our Non-Solar DG segment and a $1.7 million increase in our All Other segment partially offset by a $3.2 million decrease in our U.S. Federal segment, a $0.6 million decrease in our U.S. Regions segment, and a $0.1 million decrease in our Canada segment.
Revenues decreased $16.1 million, or 4.4%, to $348.3 million for the six months ended June 30, 2019 compared to the same period of 2018 primarily due to a $19.7 million decrease in revenues from our U.S. Regions segment, a $7.9 million decrease in our U.S. Federal segment, a $1.8 million decrease in our Canada segment partially offset by a $6.8 million increase in our All Other segment and a $6.5 million increase in our Non-Solar DG segment.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Cost of revenues	$155,044	$154,206	$838	0.5%
Gross margin	21.8%	21.7%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Cost of revenues	$272,524	$286,143	$(13,619)	(4.8)%
Gross margin	21.8%	21.5%
Cost of revenues increased $0.8 million, or 0.5%, to $155.0 million and gross margin percentage increased slightly to 21.8%, from 21.7%, for the three months ended June 30, 2019 compared to the same period of 2018, respectively. The increase in cost of revenues is primarily due to the increase in revenue described above.
Cost of revenues decreased $13.6 million, or 4.8%, to $272.5 million and gross margin percentage increased to 21.8%, from 21.5%, for the six months ended June 30, 2019 compared to the same period of 2018, respectively. The decrease in cost of revenues is primarily due to a decrease in project revenues from our U.S. Regions segment. The increase in gross margin is primarily due to timing of revenue recognized as a result of the phase of active projects in our U.S. Federal segment.
Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Selling, general and administrative expenses	$30,082	$28,801	$1,281	4.4%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Selling, general and administrative expenses	$56,165	$56,005	$160	0.3%
Selling, general and administrative expenses increased $1.3 million, or 4.4%, to $30.1 million for the three months ended June 30, 2019, compared to the same period of 2018, primarily due to an increase in salaries and benefits of $1.0 million resulting from increased headcount. For the six months ended June 30, 2019, selling, general and administrative expenses increased $0.2 million, or 0.3%, to $56.2 million compared to the same period of 2018, primarily due to an increase in salaries and benefits of $1.9 million resulting from increased headcount, and increased other charges of $0.5 million partially offset by a gain of $2.2 million recognized on the deconsolidation of a variable interest entity.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the condensed consolidated statements of income. For both the three months ended June 30, 2019 and 2018, we recorded amortization expense related to these intangible assets of $0.2 million. For the six months ended June 30, 2019 and 2018, we recorded amortization expense related to these intangible assets of $0.4 million and $0.5 million, respectively.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs. Other expenses, net decreased $0.2 million to $3.7 million for the three months ended June 30, 2019 compared to the same period of 2018, primarily due to favorable foreign exchange rate fluctuations realized. Other expenses, net decreased $0.3 million to $7.2 million for the six months ended June 30, 2019 compared to the same period of 2018, primarily due to favorable foreign exchange rate fluctuations realized partially offset by increased amortization of deferred financing costs.
Income Before Taxes
Income before taxes decreased $0.7 million, or 7.0%, to $9.3 million for the three months ended June 30, 2019 compared to the same period of 2018, due to the reasons described above. Income before taxes decreased $2.3 million, or 15.6%, to $12.4 million for the six months ended June 30, 2019 compared to the same period of 2018, due to the reasons described above.
Provision from Income Taxes
The provision for income taxes was $0.8 million for the three months ended June 30, 2019, compared to a provision of $1.3 million for the three months ended June 30, 2018. The estimated effective annualized tax rate impacted by period discrete items applied for the three months ended June 30, 2019 was 8.6% compared to 13.1% for the three months ended June 30, 2018. The decrease in the rate compared to the same period in the prior year was due primarily to the inclusion of additional Investment Tax Credits for 2019 on solar projects the Company plans to retain and place in service in 2019.
The provision for income taxes was $1.1 million for the six months ended June 30, 2019, compared to a benefit of $1.5 million for the six months ended June 30, 2018. The estimated effective annualized tax rate impacted by period discrete items applied for the six months ended June 30, 2019 was 8.5% compared to (10.0)% for the six months ended June 30, 2018. The increase in the rate compared to the same period in the prior year was due primarily to the inclusion in the prior year of a $4.6 million discrete tax benefit for the 2017 Section 179D deductions.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 was the effects of investment tax credits to which the Company is entitled from solar plants which have been or will be placed in service in 2019. The principle reasons for the difference between the statutory rate and the estimated annual effective tax rate for 2018 were the effects of a $5.9 million benefit of the 2017 Section 179D deduction, which was extended in February 2018 and was included as a tax deduction in 2018, and the use of investment tax credits to which the Company is entitled from owned plants.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year.
Net Income and Earnings Per Share
Net income decreased $0.2 million, or 2.2%, to $8.5 million for the three months ended June 30, 2019 compared to $8.7 million for the same period of 2018. Net income decreased $4.8 million, or 29.8%, to $11.4 million for the six months ended June 30, 2019 compared to $16.2 million for the same period of 2018.
Basic earnings per share for the three months ended June 30, 2019 was $0.20, an increase of $0.01 per share compared to the same period of 2018. Diluted earnings per share for the three months ended June 30, 2019 and 2018 was $0.19 per share. Basic earnings per share for the six months ended June 30, 2019 was $0.29, a decrease of $0.06 per share compared to the same period of 2018. Diluted earnings per share for the six months ended June 30, 2019 was $0.28, a decrease of $0.06 per share, compared to the same period of 2018.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three and six months ended June 30, 2019 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$88,220	$88,778	$(558)	(0.6)%
Income before taxes	$2,458	$4,732	$(2,274)	(48.1)%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$143,817	$163,469	$(19,652)	(12.0)%
Income before taxes	$2,180	$9,350	$(7,170)	(76.7)%
Revenues for our U.S. Regions segment decreased $0.6 million, or 0.6%, to $88.2 million for the three months ended June 30, 2019 compared to the same period of 2018, primarily due to a decrease in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year partially offset by an increase in energy and incentive revenue from small-scale solar grid tie plants that the Company owns.
Revenues for our U.S. Regions segment decreased $19.7 million, or 12.0%, to $143.8 million for the six months ended June 30, 2019 compared to the same period of 2018, primarily due to a decrease in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year.
Income before taxes for our U.S. Regions segment decreased $2.3 million, or 48.1%, from $4.7 million to $2.5 million for the three months ended June 30, 2019 and 2018, respectively, primarily due to the decrease in revenues described above. Income before taxes for our U.S. Regions segment decreased $7.2 million, or 76.7%, from $9.4 million to $2.2 million for the six months ended June 30, 2019 and 2018, respectively, primarily due to the decrease in revenues described above.
U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$55,022	$58,214	$(3,192)	(5.5)%
Income before taxes	$10,043	$10,078	$(35)	(0.3)%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$98,079	$105,999	$(7,920)	(7.5)%
Income before taxes	$15,664	$15,895	$(231)	(1.5)%
Revenues for our U.S. Federal segment decreased $3.2 million, or 5.5%, to $55.0 million for the three months ended June 30, 2019 compared to the same period of 2018. Revenues for our U.S. Federal segment decreased $7.9 million, or 7.5%, to $98.1 million for the six months ended June 30, 2019 compared to the same period of 2018. The decrease in revenues for the three and six months ended June 30, 2019 were primarily due to a decrease in project revenue attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year.
Income before taxes for our U.S. Federal segment remained consistent at $10.0 million for three months ended June 30, 2019 compared to $10.1 million for the same period of 2018, even with the decrease in revenue due to a favorable project mix resulting in higher gross margins and lower operating expenses. Income before taxes for our U.S. Federal segment decreased $0.2 million, or 1.5%, to $15.7 million for the six months ended June 30, 2019 compared to the same periods of 2018, primarily due to the decrease in revenues described above.
Canada

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$7,883	$7,958	$(75)	(0.9)%
Income (loss) before taxes	$241	$(285)	$526	184.6%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$15,031	$16,862	$(1,831)	(10.9)%
Loss before taxes	$(48)	$(2,647)	$2,599	98.2%
Revenues for our Canada segment remained relatively consistent at $7.9 million for the three months ended June 30, 2019 compared to $8.0 million the same period of 2018. Revenues for our Canada segment decreased $1.8 million, or 10.9%, to $15.0 million for the six months ended June 30, 2019 compared to the same period of 2018, primarily due to a decrease in project revenues related to slower progression of certain active projects.
Income (loss) before taxes for our Canada segment improved $0.5 million for the three months ended June 30, 2019 to $0.2 million of income compared to a $0.3 million loss for the same period of 2018. The increase is primarily due to decreased interest expense and favorable foreign currency exchange rate fluctuations versus the prior year. Loss before taxes for our Canada segment improved $2.6 million for the six months ended June 30, 2019 to less than $0.1 million compared to $2.6 million for the same period of 2018. The decrease is primarily due to a decrease in salaries and benefits, project development costs, interest expense and favorable foreign currency exchange rate fluctuations versus the prior year.
Non-Solar DG

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$23,265	$19,921	$3,344	16.8%
Income before taxes	$3,400	$2,335	$1,065	45.6%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$44,495	$38,038	$6,457	17.0%
Income before taxes	$4,781	$4,945	$(164)	(3.3)%
Revenues for our Non-Solar DG segment increased $3.3 million, or 16.8%, to $23.3 million for the three months ended June 30, 2019 compared to the same period of 2018. Revenues for our Non-Solar DG segment increased $6.5 million, or 17.0%, to $44.5 million for the six months ended June 30, 2019 compared to the same period of 2018. The increase in revenues for the three and six months ended June 30, 2019 were primarily due to an increase in energy and incentive revenue.
Income before taxes for our Non-Solar DG segment increased $1.1 million, or 45.6%, to $3.4 million for the three months ended June 30, 2019 compared to the same period of 2018, primarily due to the increase in revenues described above. Income before taxes for our Non-Solar DG segment decreased $0.2 million, or 3.3%, to $4.8 million for the six months ended June 30, 2019 compared to the same period of 2018, primarily due to higher depreciation and interest expenses compared to the prior year attributed to the growth of our assets in operations.

All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$23,793	$22,111	$1,682	7.6%
Income before taxes	$2,010	$900	$1,110	123.3%
Unallocated corporate activity	$(8,841)	$(7,751)	$(1,090)	(14.1)%

	Six Months Ended June 30,		Dollar	Percentage
	2019	2018	Change	Change
Revenues	$46,873	$40,024	$6,849	17.1%
Income before taxes	$6,711	$1,812	$4,899	270.4%
Unallocated corporate activity	$(16,849)	$(14,621)	$(2,228)	(15.2)%
Revenues for our All Other segment increased $1.7 million, or 7.6%, to $23.8 million for the three months ended June 30, 2019 compared to the same period of 2018 primarily due to an increase in integrated-PV revenues attributed to sales to customers for oilfield microgrid applications. Revenues for our All Other segment increased $6.8 million, or 17.1%, to $46.9 million for the six months ended June 30, 2019 compared to the same period of 2018 primarily due to an increase in project revenues and integrated-PV revenues.
Income before taxes for our All Other segment increased $1.1 million, or 123.3%, to $2.0 million for the three months ended June 30, 2019 compared to the same periods of 2018 due to the increase in revenues described above. Income before taxes for our All Other segment increased $4.9 million, or 270.4%, to $6.7 million for the six months ended June 30, 2019 compared to the same period of 2018 due to the increase in revenues described above, and a gain of $2.2 million recognized on the deconsolidation of a variable interest entity.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that the cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through the next twelve months and thereafter. See Note 2 of the audited consolidated financial statements for the year ended December 31, 2018, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019.
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

The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2019 and 2018 was $1.6 million and $1.7 million, respectively.
Cash flows from operating activities. Operating activities used $109.3 million of net cash during the six months ended June 30, 2019. During that period, we had net income of $11.4 million, which is net of non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, gain on deconsolidation of a VIE, net gain on derivatives, unrealized foreign exchange loss and other non-cash items totaling $18.6 million. Increases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, project development cost and other assets, and decreases in accounts payable, accrued expenses and other current liabilities, billings in excess of costs and estimated earnings and other liabilities used $80.1 million in cash. These were offset by an increase in income tax payable which provided for $2.7 million in cash. Increases in Federal ESPC receivables used an additional $61.8 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $57.1 million of net cash during the six months ended June 30, 2018. During that period, we had net income of $16.2 million, which is net of non-cash compensation, depreciation, amortization, deferred income taxes, unrealized foreign exchange loss, net gain on derivatives and other non-cash items totaling $26.4 million. Increase in accounts receivable, net of retainage, project development cost, inventory, other assets and decreases in accounts payable, accrued expenses and other current liabilities, billings in excess of cost and estimated earnings and income taxes payable used $64.3 million in cash. These were offset by an increase in other liabilities and decreases in costs and estimated earnings in excess of billings and prepaid expenses and other current assets, which provided for $33.8 million. An increase in Federal ESPC receivables used an additional $69.3 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2019 used $50.7 million. We invested $46.5 million on purchases of energy assets during the six months ended June 30, 2019. In addition, we invested $2.8 million in purchases of other property and equipment, $1.3 million related to acquisitions of businesses and made contributions of $0.2 million in an equity investment. We currently plan to invest approximately $80.0 million to $100.0 million in additional capital expenditures in 2019, principally for the construction or acquisition of new renewable energy plants.
Cash flows from investing activities during the six months ended June 30, 2018 used $62.3 million. We invested $58.3 million on purchases of energy assets during the six months ended June 30, 2018. In addition, we invested $2.1 million in purchases of other property and equipment and invested $1.9 million in the acquisition of a business.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2019 provided $135.7 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $84.6 million, proceeds from exercises of stock options and ESPP of $1.3 million, net proceeds from our senior secured credit facility of $41.4 million, proceeds from long-term debt of $2.7 million and net contributions from redeemable non-controlling interests of $19.3 million. This was partially offset by payments on long-term debt of $13.2 million and payments of financing fees of $0.4 million.
Cash flows from financing activities during the six months ended June 30, 2018 provided $124.0 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $70.4 million, proceeds from project financings of $58.6 million, net draws on our revolving credit facility of $6.1 million, proceeds from exercises of options and ESPP of $2.3 million and net contributions from redeemable non-controlling interests of $1.5 million. This was partially offset by payments on long-term debt of $10.8 million, repurchase of common stock of $1.8 million and payments of financing fees of $2.3 million.
We currently plan additional project financings of approximately $50.0 million to $60.0 million for the remainder of 2019 to fund the construction or acquisition of new renewable energy plants discussed above.

See Note 16, Debt, of Notes to Condensed Consolidated Financial Statements for additional discussion of items impacting the Company’s liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2019, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
Item 1A. Risk Factors
As of June 30, 2019, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended June 30, 2019 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	—	—	$3,447,027
May 1, 2019 - May 31, 2019	—	—	—	$3,447,027
June 1, 2019 - June 30, 2019	—	—	—	$3,447,027
Total	—	$—	—	$3,447,027

Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock, as increased by the Board of Directors in August 2019. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions.  The Repurchase Program may be suspended or terminated at any time without prior notice, and has no expiration date.
Item 5. Other Information
Stock Repurchase Program
On August 6, 2019, Ameresco's Board of Directors authorized an increase in the Company’s share repurchase authorization to $17.6 million, up from $15 million, of the Company's Class A common stock. Ameresco’s repurchase program is described in more detail under Part II, Item 2 of this Form 10-Q.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
10.1*+	Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program, as amended. Filed herewith.
10.2+	Stock Ownership Guidelines. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on April 24, 2019 (file no. 001-34811) and incorporated herein by reference.
10.3+
Offer Letter between the Company and Doran Hole dated June 26, 2019. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 (file no. 001-34811) and incorporated herein by reference.

10.4
Fourth Amended and Restated Credit and Security Agreement dated as of June 28, 2019 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 (file no. 001-34811) and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: August 8, 2019	By:	/s/ Mark Chiplock
Mark Chiplock
Vice President and Chief Accounting Officer (duly authorized and principal chief accounting officer)