Form 10-Q
period 2020-03-31
Ameresco, Inc.
filed 2020-05-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of May 1 , 2020
Class A Common Stock, $0.0001 par value per share	AMRC	29,567,741
Class B Common Stock, $0.0001 par value per share		18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2020

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2020 (Unaudited) and December 31, 2019	1

Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5. Other Information	43

Item 6. Exhibits	48

Signatures	49

Exhibit Index	48

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$40,351	$33,223
Restricted cash (1)	15,012	20,006
Accounts receivable, net of allowance of $2,120 and $2,260 respectively (1)	110,742	95,863
Accounts receivable retainage, net	21,265	16,976
Costs and estimated earnings in excess of billings (1)	189,566	202,243
Inventory, net	9,229	9,236
Prepaid expenses and other current assets (1)	28,052	29,424
Income tax receivable	7,135	5,033
Project development costs	16,740	13,188
Total current assets (1)	438,092	425,192
Federal ESPC receivable	239,156	230,616
Property and equipment, net (1)	9,952	10,104
Energy assets, net (1)	596,492	579,461
Deferred income taxes, net	2,470	—
Goodwill	57,741	58,414
Intangible assets, net	1,408	1,614
Operating lease assets (1)	32,444	32,791
Other assets (1)	35,828	35,821
Total assets (1)	$1,413,583	$1,374,013

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$69,282	$69,969
Accounts payable (1)	182,354	202,416
Accrued expenses and other current liabilities (1)	32,528	31,356
Current portions of operating lease liabilities (1)	5,360	5,802
Billings in excess of cost and estimated earnings	25,350	26,618
Income taxes payable	1,205	486
Total current liabilities (1)	316,079	336,647
Long-term debt and financing lease liabilities, net of current portions and deferred financing fees (1)	285,553	266,181
Federal ESPC liabilities	276,177	245,037
Deferred income taxes, net	—	115
Deferred grant income	6,682	6,885
Long-term operating lease liabilities, net of current portion (1)	29,104	29,101
Other liabilities (1)	35,872	29,575
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	31,939	31,616
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2020 and December 31, 2019 of $163,019 and $158,912, respectively. Includes non-recourse liabilities of consolidated VIEs at March 31, 2020 and December 31, 2019 of $38,024 and $38,568, respectively. See Note 12.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share amounts)
	March 31,	December 31,
	2020	2019
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 31,611,956 shares issued and 29,510,161 shares outstanding at March 31, 2020, 31,331,345 shares issued and 29,230,005 shares outstanding at December 31, 2019	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	136,591	133,688
Retained earnings	320,660	314,459
Accumulated other comprehensive loss, net	(13,291)	(7,514)
Treasury stock, at cost, 2,101,795 shares at March 31, 2020 and 2,101,340 shares at December 31, 2019	(11,788)	(11,782)
Total stockholders’ equity	432,177	428,856
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,413,583	$1,374,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$212,413	$150,112
Cost of revenues	173,967	117,480
Gross profit	38,446	32,632
Selling, general and administrative expenses	28,924	26,083
Operating income	9,522	6,549
Other expenses, net	5,389	3,421
Income before (benefit) provision for income taxes	4,133	3,128
Income tax (benefit) provision	(2,503)	257
Net income	6,636	2,871
Net loss (income) attributable to redeemable non-controlling interests	(435)	1,276
Net income attributable to common shareholders	$6,201	$4,147
Net income per share attributable to common shareholders:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted average common shares outstanding:
Basic	47,384	46,293
Diluted	48,497	47,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$6,636	$2,871
Other comprehensive income (loss):
Unrealized loss from interest rate hedges, net of tax effect of $(1,187) and $(325), respectively	(3,465)	(1,142)
Foreign currency translation adjustments	(2,312)	606
Total other comprehensive loss	(5,777)	(536)
Comprehensive income	859	2,335
Comprehensive loss (income) attributable to redeemable non-controlling interests	(435)	1,276
Comprehensive income attributable to common shareholders	$424	$3,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2020 AND 2019
(in thousands except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	$(5,949)	2,091,040	$(11,638)	$376,875
Cumulative impact from the adoptions of ASU-No. 2018-02 (Note 2)	—	—	—	—	—	—	217	(217)	—	—	—
Exercise of stock options	—	61,920	—	—	—	649	—	—	—	—	649
Stock-based compensation expense	—	—	—	—	—	385	—	—	—	—	385
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(925)	—	—	(925)
Foreign currency translation adjustment	—	—	—	—	—	—	—	606	—	—	606
Distributions to redeemable non-controlling interests	(102)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(1,276)	—	—	—	—	—	4,147	—	—	—	4,147
Balance, March 31, 2019	$13,341	28,337,426	$3	18,000,000	$2	$125,685	$274,170	$(6,485)	2,091,040	$(11,638)	$381,737

Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	$133,688	$314,459	$(7,514)	2,101,340	$(11,782)	$428,856
Exercise of stock options	—	280,611	—	—	—	2,474	—	—	—	—	2,474
Stock-based compensation expense	—	—	—	—	—	429	—	—	—	—	429
Open market purchase of common shares	—	(455)	—	—	—	—	—	—	455	(6)	(6)
Unrealized loss from interest rate hedge, net	—	—	—	—	—	—	—	(3,465)	—	—	(3,465)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,312)	—	—	(2,312)
Distributions to redeemable non-controlling interests	(112)	—	—	—	—	—	—	—	—	—	—
Net income	435	—	—	—	—	—	6,201	—	—	—	6,201
Balance, March 31, 2020	$31,939	29,510,161	$3	18,000,000	$2	$136,591	$320,660	$(13,291)	2,101,795	$(11,788)	$432,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,636	$2,871
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	9,299	8,407
Depreciation of property and equipment	833	619
Amortization of debt discount and deferred financing fees	660	693
Amortization of intangible assets	179	213
Accretion of ARO and contingent consideration	21	51
Provision for bad debts	49	77
Gain on deconsolidation of VIE	—	(2,160)
Net gain from derivatives	(223)	(723)
Stock-based compensation expense	429	385
Deferred income taxes	(1,217)	—
Unrealized foreign exchange loss	212	(59)
Changes in operating assets and liabilities:
Accounts receivable	(14,161)	4,718
Accounts receivable retainage	(4,445)	(1,201)
Federal ESPC receivable	(39,946)	(26,986)
Inventory, net	7	(1,165)
Costs and estimated earnings in excess of billings	12,181	(1,027)
Prepaid expenses and other current assets	1,233	(2,939)
Project development costs	(3,224)	(3,688)
Other assets	8	549
Accounts payable, accrued expenses and other current liabilities	(17,241)	(40,976)
Billings in excess of cost and estimated earnings	(956)	809
Other liabilities	(586)	(228)
Income taxes payable, net	(1,388)	3,666
Cash flows from operating activities	(51,640)	(58,094)
Cash flows from investing activities:
Purchases of property and equipment	(724)	(1,287)
Purchases of energy assets	(28,497)	(23,334)
Acquisitions, net of cash received	—	(1,279)
Contributions to equity investment	(127)	(192)
Cash flows from investing activities	(29,348)	(26,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Payments of financing fees	$(155)	$—
Proceeds from exercises of options and ESPP	2,473	649
Repurchase of common stock	(6)	—
Proceeds from senior secured credit facility, net	31,000	11,373
Proceeds from Federal ESPC projects	61,198	39,598
Proceeds for energy assets from Federal ESPC	1,541	1,732
Distributions to redeemable non-controlling interests, net	(103)	(103)
Payments on long-term debt	(12,019)	(5,716)
Cash flows from financing activities	83,929	47,533
Effect of exchange rate changes on cash	(509)	140
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,432	(36,513)
Cash, cash equivalents, and restricted cash, beginning of period	77,264	97,914
Cash, cash equivalents, and restricted cash, end of period	$79,696	$61,401

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,917	$3,391
Cash paid for income taxes	$183	$197
Non-cash Federal ESPC settlement	$29,297	$5,629
Accrued purchases of energy assets	$34,308	$16,247

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$40,351	$25,487
Short-term restricted cash	15,012	14,994
Long-term restricted cash included in other assets	24,333	20,920
Total cash and cash equivalents, and restricted cash	$79,696	$61,401

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
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results which may be expected for the full year. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 4, 2020.
SIGNIFICANT RISKS AND UNCERTAINTIES
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impact on the Company’s first quarter 2020 results of operations.
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, delays in obtaining signed customer contracts for awarded projects, supply chain disruptions and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company estimates the payment of approximately $5,000 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). The Company estimates the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000 and an estimated refund of taxes paid in prior years of approximately $1,300.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2019 annual report on Form 10-K. The Company includes herein certain updates to those policies.
Accounts Receivable and allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The Company

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

performed an assessment of its allowance for credit losses based upon historical experience, management’s evaluation of outstanding accounts receivable, consideration of its customers’ financial conditions and current macroeconomic and market conditions and determined that no adjustment was required to retained earnings upon adoption.
The Company’s methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, and the Company’s forecasts. Due to the short-term nature of its receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of its assessment, the Company also considered the current and expected future economic and market conditions due to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of March 31, 2020.
Changes in the allowance for credit losses for the three months ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Allowance for credit loss, beginning of period	$2,260	$2,765
Charges to costs and expenses, net	49	77
Account write-offs and other	(189)	(29)
Allowance for credit loss, end of period	$2,120	$2,813

Recent Accounting Pronouncements
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
Consolidations
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by related party under common control on a proportionate basis. The new standard is effective interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have an impact on the Company’s consolidated financial statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard is effective for fiscal years beginning after December 15, 2019, The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives, and Hedging, and Topic 825, Financial Instruments. The improvements to Topic 815, among other things, clarifies some areas around partial-term fair value hedges, interest rate risk, the amortization of fair value hedge basis adjustments and their disclosure, and some clarification of matters related to the transitioning to ASU. 2017-12, which was adopted by the Company during the year ended December 31, 2018. The improvements to Topic 326 clarifies certain

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

aspects surrounding accounting for credit losses in connection with the Company’s receivables. These include that the Company should include anticipated recoveries in its calculation of credit losses. For those that have already adopted ASU No. 2017-12, the new standard is effective the first annual period beginning after the issuance date of ASU No. 2019-04, or as of January 1, 2020 for the Company, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its consolidated financial statements and disclosures.
Others
In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however the guidance will only be available until December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and related disclosures.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three months ended March 31, 2020 and 2019.

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended March 31, 2020
Project revenue	$71,493	$56,114	$8,864	$2,371	$5,587	$144,429
O&M revenue	4,352	11,626	9	2,015	60	18,062
Energy assets	8,554	719	663	17,986	300	28,222
Other	328	286	1,856	352	18,878	21,700
Total revenues	$84,727	$68,745	$11,392	$22,724	$24,825	$212,413
Three Months Ended March 31, 2019
Project revenue	$45,704	$32,353	$5,234	$1,074	$3,067	$87,432
O&M revenue	3,318	9,858	—	2,035	—	15,211
Energy assets	6,021	643	320	17,699	302	24,985
Other	554	203	1,594	422	19,711	22,484
Total revenues	$55,597	$43,057	$7,148	$21,230	$23,080	$150,112

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Geographical Regions
Three Months Ended March 31, 2020
United States	$84,727	$68,745	$896	$22,724	$18,847	$195,939
Canada	—	—	10,496	—	57	10,553
Other	—	—	—	—	5,921	5,921
Total revenues	$84,727	$68,745	$11,392	$22,724	$24,825	$212,413
Three Months Ended March 31, 2019
United States	$55,597	$43,057	$702	$21,230	$18,647	$139,233
Canada	—	—	6,446	—	65	6,511
Other	—	—	—	—	4,368	4,368
Total revenues	$55,597	$43,057	$7,148	$21,230	$23,080	$150,112
For the three months ended March 31, 2020 and 2019, approximately 91% and 89%, respectively, of revenue is recognized over time, and the remainder is for products and services transferred at a point in time.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
Accounts receivable, net	$110,742	$95,863
Accounts receivable retainage, net	21,265	16,976
Contract Assets:
Costs and estimated earnings in excess of billings	189,566	202,243
Contract Liabilities:
Billings in excess of cost and estimated earnings	30,670	32,178

	March 31, 2019	December 31, 2018
Accounts receivable, net	$81,896	$85,985
Accounts receivable retainage, net	14,762	13,516
Contract Assets:
Costs and estimated earnings in excess of billings	92,264	86,842
Contract Liabilities:
Billings in excess of cost and estimated earnings	31,483	30,706

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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advanced payments received on project contracts. As of March 31, 2020 and December 31, 2019, the Company classified $5,320 and $5,560, respectively, as a non-current liability, included in other liabilities on the condensed consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the three months ended March 31, 2020 was primarily due to billings of $152,612, offset in part by revenue recognized of approximately $137,596. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payments from customers and related billings. For the three months ended March 31, 2020, the Company recognized revenue of $19,552 that was previously included in the beginning balance of contract liabilities and billed customers $15,651. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The increase in contract assets for the three months ended March 31, 2019 was primarily due to revenue recognized of $90,344, offset in part by billings of approximately $90,895. The increase in contract liabilities was primarily driven by the receipt of advance payment from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2019, the Company recognized revenue of $24,095 that was previously included in the beginning balance of contract liabilities, and billed customers $18,929. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to the Company. At March 31, 2020, the Company had backlog of approximately $2,181,643. Approximately 26% of our March 31, 2020 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.

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
Contract Acquisition Costs
The Company accounts for certain acquisition costs over the life of the contract, consisting primarily of commissions when paid. Commission costs are incurred commencing at contract signing. Commission costs are allocated across all performance obligations and deferred and amortized over the contract term on a progress toward completion basis.
As of March 31, 2020 and December 31, 2019, included in other assets in the accompanying condensed consolidated balance sheets, were $1,735 and $1,735, respectively, of capitalized commission costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three months ended March 31, 2020 and 2019, the amortization of commission costs related to contracts was not material and has been included in the accompanying condensed consolidated statements of income.
The Company capitalizes costs incurred related to the development of projects prior to contract signing as it is partial fulfillment of its performance obligations.  Capitalized project development costs include only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $697 and $217 were included in other long-term assets as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, $1,635 and $2,777, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts.
No impairment charges in connection with the Company’s commission costs or project development costs were recorded during the three months ended March 31, 2020 and 2019.

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
During the three months ended March 31, 2020, the Company did not complete any acquisitions.

The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.
During the three months ended March 31, 2020, the Company had no additional measurement period adjustments from prior year acquisitions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2019	$26,705	$3,981	$3,369	$—	$24,359	$58,414
Currency effects	—	—	(274)	—	(399)	(673)
Balance, March 31, 2020	$26,705	$3,981	$3,095	$—	$23,960	$57,741
Accumulated Goodwill Impairment
Balance, December 31, 2019	$—	$—	$(1,016)	$—	$—	$(1,016)
Balance, March 31, 2020	$—	$—	$(1,016)	$—	$—	$(1,016)

The Company performs its annual goodwill impairment testing in the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During the Company’s annual goodwill impairment testing in 2019, all reporting units had fair values that exceeded their carrying values by at least 15%. If the Company believes that one or more indicators of impairment have occurred, then the Company will perform an impairment test. The Company has the option to perform a qualitative assessment (commonly referred to as "step zero" test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and the Company’s own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform a quantitative analysis. Upon assessment, the Company concluded it was not more likely than not that the fair value of the reporting units were less than the carrying value of the reporting units as of March 31, 2020. The Company will monitor future results and will perform a test if indicators trigger an impairment review. At this time, the Company has not deemed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business to be a triggering event for impairment purposes.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as determined by the nature of the respective intangible asset. The Company did not complete any acquisitions or acquire any intangible assets in the three months ended March 31, 2020.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of March 31,	As of December 31,
	2020	2019
Gross Carrying Amount
Customer contracts	$7,749	$7,904
Customer relationships	12,449	12,749
Non-compete agreements	2,995	3,037
Technology	2,691	2,732
Trade names	539	544
	26,423	26,966
Accumulated Amortization
Customer contracts	7,711	7,844
Customer relationships	11,112	11,236
Non-compete agreements	2,995	3,037
Technology	2,669	2,704
Trade names	528	531
	25,015	25,352
Intangible assets, net	$1,408	$1,614

Amortization expense related to customer contracts is included in cost of revenues in the condensed consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the condensed consolidated statements of income. Amortization expense for the three months ended March 31, 2020 and 2019 related to customer contracts was $22 and $23, respectively. Amortization expense for the three months ended March 31, 2020 and 2019 related to all other acquired intangible assets and was $154 and $201, respectively.

6. ENERGY ASSETS
Energy assets consist of the following:

	March 31,	December 31,
	2020	2019
Energy assets	$793,215	$767,331
Less - accumulated depreciation and amortization	(196,723)	(187,870)
Energy assets, net	$596,492	$579,461
Included in energy assets are financing lease assets and accumulated depreciation of financing lease assets. Financing lease assets consist of the following:

	March 31,	December 31,
	2020	2019
Financing lease assets	$42,402	$42,402
Less - accumulated depreciation and amortization	(6,800)	(6,268)
Financing lease assets, net	$35,602	$36,134

Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the three months ended March 31, 2020 and 2019 was $9,299 and $8,407, respectively, and is included in cost of revenues in the accompanying condensed consolidated statements of income. Included in these depreciation and amortization expense totals are depreciation

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

and amortization expense on financing lease assets of $532 and $532 for the three months ended March 31, 2020 and 2019, respectively.
The Company evaluates long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.The Company performs its annual long-lived assets impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred which would require interim impairment testing. The Company assessed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business, and concluded that it was not a triggering event for impairment purposes and there was no indication of impairment of long-lived assets for the three months ended March 31, 2020.

The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s condensed consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s condensed consolidated statements of income on a straight line basis over the useful life of the associated energy asset. The Company capitalized $862 and $788 of interest during the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020 and December 31, 2019, there are three ESPC asset projects which are included within energy assets, net on the Company’s condensed consolidated balance sheets. The Company controls and operates the assets as well as obtains financing during the construction period of the assets. As the Company has an obligation to the customer for performance of the asset, the Company records a liability associated with these energy assets, although, the customer is responsible for payments to the lender based on the energy asset’s production. As of March 31, 2020 and December 31, 2019, the liabilities recognized in association with these assets were $11,105 and $10,243, respectively, of which $217 and $827, respectively, has been classified as the current portion and is included in accrued expenses and other current liabilities. The remainder is included in other liabilities in the accompanying condensed consolidated balance sheets.
During the three months ended March 31, 2020, the Company did not acquire any projects. The Company has a definitive agreement from prior periods to purchase ten solar projects from developers for a total purchase price of $13,902, of which, the Company has paid $366 to the developers of the projects. As of March 31, 2020, the Company has remaining deferred purchase price consideration on previously closed projects of $6,693 that will be paid upon final completion of the respective projects and throughout 2020.
As of March 31, 2020, the Company had $1,431 in asset retirement obligations (“AROs”) assets recorded in project assets, net of accumulated depreciation, and $1,559 in ARO liabilities recorded in accrued expenses and other current liabilities and other liabilities. During the three months ended March 31, 2020 and 2019, the Company recorded $19 and $11, respectively, of depreciation expense related to the ARO asset. During the three months ended March 31, 2020 and 2019, the Company recorded $21 and $9, respectively, in accretion expense to the ARO liability, which is reflected in the accretion of ARO and contingent consideration on the condensed consolidated statements of cash flows. The Company’s current ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.

7. INCOME TAXES
The Company recorded a benefit for income taxes of $2,503 and provision for income tax of $257 for the three months ended March 31, 2020 and 2019, respectively. The estimated effective annualized tax rate impacted by the period discrete items is (60.6%) of benefit for the three months ended March 31, 2020, compared to a 8.2% of provision estimated effective annualized tax rate for the three months ended March 31, 2019.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2020. Tax deductions related to Section 179D deduction, tax basis adjustments on

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

certain partnership flip transactions and tax rate benefits associated with net operating loss carryback made possible by the passing of the COVID-19 CARES Act on March 27, 2020. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or were forecasted to be placed into service during 2019.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at company owned facilities in that year. As part of the Tax Extender and Disaster Relief Act of 2019, signed into law December 20, 2019, Section 179D was extended through December 31, 2020.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2019	$400
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, March 31, 2020	$400

At March 31, 2020 and December 31, 2019, the Company had approximately $400 of total gross unrecognized tax benefits. At March 31, 2020 and December 31, 2019, the Company had approximately $80 and $80, respectively, of total gross unrecognized tax benefits (both net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company has presented all deferred tax assets and liabilities as noncurrent, net assets on its condensed consolidated balance sheets as of March 31, 2020. As of December 31, 2019, the Company presented all deferred tax assets and liabilities as noncurrent net liabilities.

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	As of January 1, 2019
	As Reported	842 Adjustment	Adjusted Balances
Operating Leases:
Operating lease assets	$—	$31,639	$31,639
Current portions of operating lease liabilities	—	5,084	5,084
Long-term portions of operating lease liabilities	—	28,480	28,480
Total operating lease liabilities	$—	$33,564	$33,564
Weighted-average remaining lease term			10 years
Weighted-average discount rate			6.0%

Financing Leases:
Energy assets, net	$38,263	$—	$38,263
Current portions of financing lease liabilities	4,956	—	4,956
Long-term financing lease liabilities, net of current portions and of deferred financing fees	28,407	—	28,407
Total financing lease liabilities	$33,363	$—	$33,363
Weighted-average remaining lease term			18 years
Weighted-average discount rate			11.7%

The Company enters into a variety of operating lease agreements through the normal course of its business including certain administrative offices. The leases are long-term, non-concealable real estate lease agreements, expiring at various dates through fiscal 2028. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. The Company also leases certain land parcels related to our energy projects, expiring at various dates through fiscal 2045. The office and land leases make up a significant portion of the Company’s operating lease activity. Many of these leases have one or more renewal options that allow the Company, at its discretion, to renew the lease for six months to seven years. Only renewal options that the Company believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that increase when the related project becomes operational. In these cases, the commercial operation date was estimated by the Company and used to calculate the estimated minimum lease payments.
The Company also enters into leases for IT equipment and service agreements, automobiles, and other leases related to our construction projects such as equipment, mobile trailers and other temporary structures. The Company utilizes the portfolio approach for this class of lease. These leases are either short-term in nature or immaterial.
A portion of the Company’s real estate leases are generally subject to annual changes in the Consumer Price Index (“CPI”). The Company utilized each lease’s minimum lease payments to calculate the lease balances upon transition. The subsequent increases in rent based on changes in CPI were excluded and will be excluded for future leases from the calculation of the lease balances, but will be recorded to the condensed consolidated statements of income as part of our operating lease costs.
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
Supplemental balance sheet information related to leases at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease assets	$32,444	$32,791
Current operating lease liabilities	5,360	5,802
Long-term portions of operating lease liabilities	29,104	29,101
Total operating lease liabilities	$34,464	$34,903
Weighted-average remaining lease term	11 years	11 years
Weighted-average discount rate	6.4%	6.3%

Financing Leases:
Energy assets, net	$35,602	$36,134
Current portions of financing lease liabilities	4,906	4,997
Long-term financing lease liabilities, less current portions and net of deferred financing fees	23,472	23,500
Total financing lease liabilities	$28,378	$28,497
Weighted-average remaining lease term	17 years	17 years
Weighted-average discount rate	11.8%	11.8%

The costs related to our leases are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Lease:
Operating lease costs	$1,826	$1,838

Financing Lease:
Amortization expense	532	532
Interest on lease liabilities	801	949

Total lease costs	$3,159	$3,319

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

 The Company’s estimated minimum future lease obligations under our leases are as follows:

	Operating Leases	Financing Leases
Year ended December 31,
2020	$5,816	$7,852
2021	6,506	6,792
2022	5,895	5,178
2023	4,607	3,676
2024	3,791	2,565
Thereafter	22,723	24,080
Total minimum lease payments	$49,338	$50,143
Less: interest	14,874	21,765
Present value of lease liabilities	$34,464	$28,378
The Company has determined that certain power purchase agreements (“PPAs”) contain a lease component in accordance with ASC 840, Leases. The Company recognized $2,245 and $2,224 of operating lease revenue under these agreements during the three months ended March 31, 2020 and 2019, respectively, which was reflected in revenues on the condensed consolidated statements of income.
Sale-Leaseback
For solar photovoltaic (“solar PV”) projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a financing lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be financing leases. For leasebacks classified as financing leases, the Company initially records a financing lease asset and financing lease obligation in its condensed consolidated balance sheets equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For financing leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s condensed consolidated balance sheets at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its condensed consolidated balance sheets and amortizes the deferred amounts over the lease term in cost of revenues in its condensed consolidated statements of income. Net amortization expense in cost of revenues related to deferred gains and losses was $55 and $38 of net gains for the three months ended March 31, 2020 and 2019, respectively.
During the third quarter of 2018, the Company entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects through August 2019 up to a maximum funding amount of $100.0 million. In January 2020, the Company amended the August 2018 agreement with the investor to extend the end date of the agreement to November 24, 2020 and increase the maximum funding amount up to $150.0 million. During the three months ended March 31, 2020, the Company did not complete any acquisitions of solar PV projects and $131.0 million remained available under the lending commitment.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

A summary of amounts related to sale leasebacks in the Company’s condensed consolidated balance sheets is as follows:

	March 31,	December 31,
	2020	2019
Financing lease assets, net	$35,602	$36,134
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,773	1,801
Total deferred loss	$1,888	$1,916
Financing lease liabilities, short-term	4,906	4,997
Financing lease liabilities, long-term	23,472	23,500
Total financing lease liabilities	$28,378	$28,497
Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	5,379	5,463
Total deferred gain	$5,724	$5,808

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

9. COMMITMENTS AND CONTINGENCIES
The Company from time to time issues letters of credit and performance bonds, with their third-party lenders, to provide collateral. The Company has future lease commitments which do not yet meet the criteria of a ROU asset or ROU liability as of March 31, 2020, for certain business offices. These commitments total $721 as of March 31, 2020 and relate to payments through 2026.
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
Commitments as a Result of Acquisitions
In August 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555, which was subsequently increased to $678 as of December 31, 2019 which remained consistent at March 31, 2020, and is recorded in the other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually, commencing in 2020, if any of the cumulative revenue targets are achieved. The fair value of the earn-out will be re-evaluated at each reporting period and adjustments will be recorded as needed. See Note 10 for additional information.

In November 2018, the Company completed an acquisition of certain lease options, which provided for an earn-out if the lease option is exercised and if certain financial metrics are achieved. The Company evaluated the acquired lease options and concluded that the fair-value of this contingent liability was approximately $363, which was subsequently increased to $378 at December 31, 2019 which remained consistent at March 31, 2020, and is recorded in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be re-evaluated at each reporting period and adjustments will be recorded as needed.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

10. FAIR VALUE MEASUREMENT
The Company recognizes certain financial assets and liabilities at fair value on a recurring basis (at least annually). Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		March 31,	December 31,
	Level	2020	2019
Assets:
Interest rate swap instruments	2	$—	$15
Commodity swap instruments	2	246	198
Total assets		$246	$213
Liabilities:
Interest rate swap instruments	2	$10,882	$6,236
Interest make-whole provisions	2	733	918
Contingent consideration	3	678	678
Total liabilities		$12,293	$7,832

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
The key assumptions as of March 31, 2020, related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited, used in the model include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The following table sets forth a summary of changes in fair value of contingent liabilities classified as Level 3 for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Contingent consideration liabilities balance at December 31, 2019 and 2018	$678	$600
Changes in the fair value of contingent consideration obligation	—	25
Contingent consideration liabilities balance at March 31, 2020 and 2019	$678	$625

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At March 31, 2020 and December 31, 2019 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or level three financial instruments for the three months ended March 31, 2020 and the year ended December 31, 2019.
Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding financing leases, are as follows:

	As of March 31, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$332,683	$326,459	$309,377	$307,508
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at March 31, 2020 or December 31, 2019.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2020 and December 31, 2019, the following table presents information about the fair value amounts of the Company’s derivative instruments are as follows:

	Derivatives as of
	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	Other assets	$15
Interest rate swap contracts	Other liabilities	10,846	Other liabilities	6,210
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$36	Other liabilities	$26
Commodity swap contracts	Other assets	246	Other assets	198
Commodity swap contracts	Other liabilities	—	Other liabilities	—
Interest make-whole provisions	Other liabilities	733	Other liabilities	918

As of March 31, 2020 and December 31, 2019 all but three of the Company’s freestanding derivatives were designated as hedging instruments.
The following tables present information about the effects of the Company’s derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income
		Three Months Ended March 31,
		2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$99	$(49)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$10	$—
Commodity swap contracts	Other expenses, net	(48)	—
Interest make-whole provision	Other expenses, net	(185)	(723)

Three Months Ended
March 31, 2020
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(4,742)
Unrealized loss recognized in AOCI	(3,564)
Loss reclassified from AOCI to other expenses, net	99
Accumulated loss in AOCI at the end of the period	$(8,207)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The following tables present a listing of all the Company’s active derivative instruments as of March 31, 2020:

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.68 MMBtu Fixed	May 2019	April 2020	437,004	MMBtus	Not Designated
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	Liability	June/August 2018	December 2038	$733

12. INVESTMENT FUNDS AND OTHER VARIABLE INTEREST ENTITIES
Investment Funds
In each of September 2015, June 2017, June 2018, October 2018, and December 2019, the Company formed an investment fund with a different third-party investor which granted the applicable investor ownership interests in the net assets of certain of the Company’s renewable energy project subsidiaries. The Company currently has five such investment funds each with a different third-party investor.
The Company consolidates the investment funds, and all inter-company balances and transactions between the Company and the investment funds are eliminated in its condensed consolidated financial statements. The Company determined that the investment funds meet the definition of a variable interest entity (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
A summary of amounts related to the investment funds in the Company’s condensed consolidated balance sheets is as follows:

	March 31,	December 31,
	2020(1)	2019(1)
Cash and cash equivalents	$5,789	$4,666
Restricted cash	586	586
Accounts receivable, net	462	532
Costs and estimated earnings in excess of billings	1,355	1,125
Prepaid expenses and other current assets	80	108
Total VIE current assets	8,272	7,017
Property and equipment, net	1,266	1,266
Energy assets, net	145,410	142,456
Operating lease assets	6,411	6,511
Other assets	1,660	1,662
Total VIE assets	$163,019	$158,912
Current portions of long-term debt and financing lease liabilities	$2,234	$2,252
Accounts payable	2,670	2,006
Accrued expenses and other current liabilities	1,623	2,203
Current portions of operating lease liabilities	106	102
Total VIE current liabilities	6,633	6,563
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees	24,214	24,654
Long-term portions of operating lease liabilities	6,173	6,180
Other liabilities	1,004	1,171
Total VIE liabilities	$38,024	$38,568
(1) The amounts in the above table are reflected in Note 1 on the Company’s condensed consolidated balance sheets. See the Company’s condensed consolidated balance sheets for additional information.
Other Variable Interest Entities
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint ventures economic performance, including powers granted to the joint ventures program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:
•a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

•a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.
Many of the joint ventures are deemed to be VIEs because they lack sufficient equity to finance the activities of the joint venture.
Unconsolidated joint ventures are accounted for under the equity method. For those joint ventures, the Company's investment balances for the joint venture are included in other assets on the condensed consolidated balance sheets and the Company’s pro rata share of net income or loss is included in operating income. The Company’s investments in equity method joint ventures on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 was a net asset of $1,448 and $1,292, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized expense of $53 and $0, respectively, from equity method joint ventures.

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The purchase price for two of the investment funds investors’ interests under the call options is equal to the fair market value of such interest at the time the option is exercised. The purchase price for two of the investment funds investor’s interests under the call options is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 7% of the investors’ contributed capital balance at the time the option is exercisable. The purchase price for the remaining investment fund investor’s interests under the call options is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 5% of the investors’ contributed capital balance at the time the option is exercisable.The call options are exercisable beginning on the date that specified conditions are met for each respective fund. None of the call options are expected to become exercisable prior to 2021.
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
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. At both March 31, 2020 and December 31, 2019 redeemable non-controlling interests were reported at their carrying value totaling $31,939 and $31,616, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.

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

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$6,201	$4,147
Basic weighted-average shares outstanding	47,384	46,293
Effect of dilutive securities:
Stock options	1,113	1,361
Diluted weighted-average shares outstanding	48,497	47,654

For the three months ended March 31, 2020 and 2019, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 431 and 293, respectively.
Stock-Based Compensation Expense
For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense, including expense related to the Employee Stock Purchase Plan (“ESPP”), of $429 and $385, respectively, in connection with the stock-based payment awards. The compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. As of March 31, 2020, there was $10,757 of unrecognized

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
No awards to individuals who were not either an employee or director of the Company occurred during the three months ended March 31, 2020 or during the year ended December 31, 2019.
Stock Option Grants
During the three months ended March 31, 2020, the Company granted 196 common stock options to certain employees and directors under its 2010 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock in February 2017 and to $17,553 of the Company's Class A common stock in August 2019, in each case, from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended March 31, 2020, the Company repurchased an immaterial amount of shares of common stock. During the three months ended March 31, 2019, the Company did not repurchase any shares of common stock.

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
These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments. The reports of the Company’s chief operating decision maker do not include assets at the operating segment level. The accounting policies are the same as those described in the summary of significant accounting policies in Note 2 included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 4, 2020.
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended March 31, 2020
Revenues	$84,727	$68,745	$11,392	$22,724	$24,825	$212,413
Interest income	36	40	—	14	—	90
Interest expense	1,481	746	172	1,045	15	3,459
Depreciation and amortization of intangible assets	2,763	1,017	391	5,287	376	9,834
Unallocated corporate activity	—	—	—	—	—	(10,346)
Income before taxes, excluding unallocated corporate activity	3,723	7,094	(221)	1,669	2,212	14,477
Three Months Ended March 31, 2019
Revenues	$55,597	$43,057	$7,148	$21,230	$23,080	$150,112
Interest income	63	49	—	21	—	133
Interest expense	857	210	164	1,577	—	2,808
Depreciation and amortization of intangible assets	2,182	817	275	5,216	348	8,838
Unallocated corporate activity	—	—	—	—	—	(8,008)
Income before taxes, excluding unallocated corporate activity	(278)	5,621	(289)	1,381	4,701	11,136

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

16. DEBT
As of March 31, 2020 and December 31, 2019, the Company’s debt comprised the following:

	Commencement Date	Maturity Date	Acceleration Clause(2)	Rate as of
				March 31, 2020	March 31, 2020	December 31, 2019
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2024	NA	4.36%	$142,022	$112,216
Variable rate term loan payable in semi-annual installments	January 2006	February 2021	Yes	3.70%	625	625
Variable rate term loan payable in semi-annual installments	January 2006	June 2024	Yes	3.45%	6,609	6,609
Term loan payable in quarterly installments	March 2011	March 2021	Yes	7.25%	666	831
Term loan payable in monthly installments	October 2011	June 2028	NA	6.11%	3,314	3,649
Variable rate term loan payable in quarterly installments	October 2012	May 2020	NA	4.95%	27,617	28,217
Variable rate term loan payable in quarterly installments	September 2015	March 2023	NA	4.20%	15,995	15,976
Term loan payable in quarterly installments	August 2016	July 2031	NA	4.95%	3,392	3,769
Term loan payable in quarterly installments	March 2017	March 2028	NA	5.00%	3,416	3,521
Term loan payable in monthly installments	April 2017	April 2027	NA	4.50%	21,823	22,553
Term loan payable in quarterly installments	April 2017	February 2034	NA	5.61%	2,487	2,706
Variable rate term loan payable in quarterly installments	June 2017	December 2027	NA	3.90%	11,740	11,740
Variable rate term loan payable in quarterly installments	February 2018	August 2022	Yes	8.95%	12,436	15,645
Term loan payable in quarterly installments	June 2018	December 2038	Yes	5.15%	28,073	28,583
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	Yes	3.50%	9,003	9,003
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	Yes	3.94%	8,923	9,092
Long term finance liability in semi-annual installments(3)	July 2019	July 2039	NA	0.28%	3,785	3,841
Long term finance liability in semi-annual installments(3)	November 2019	November 2039	NA	—%	6,970	8,794
Term loan payable in quarterly installments	December 2019	December 2021	Yes	6.500%	24,167	27,226
Financing leases(1)					28,378	28,497
					$361,441	$343,093
Less - current maturities					69,282	69,969
Less - deferred financing fees					6,606	6,943
Long term debt and financing lease liabilities					$285,553	$266,181

(1) Financing leases do not include approximately $21,765 in future interest payments
(2) These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make due the remaining principal and the required interest balance according to the agreement
(3) These agreements are sale-leaseback arrangements that provides for the sale of solar PV projects to a third party investor and the simultaneous leaseback of the projects. In accordance with Topic 842, Leases, these transactions are accounted for as a

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

failed sale as the Company retains control of the underlying assets and as such, are classified as financing liabilities. The low interest rates are the results of tax credits which were transferred to the counterparty.
Senior Secured Credit Facility - Revolver and Term Loan
As of March 31, 2020, the Company amended the Company’s senior secured credit facility which increased the total funded debt to EBITDA covenant ratio to a maximum of 3.75 from 3.25 for the year ended December 31, 2020. The amendment also increased the Eurocurrency Rate floor to 1% from 0%. The total commitment under the amended credit facility (revolving credit, term loan and swing line) remains unchanged, which is $185,000.
At March 31, 2020, funds of $20,736 are available for borrowing under the revolving credit facility.
Variable Rate Term Loan
In December 2019, the Company amended the variable rate term loan, revised certain debt service reserve requirements and certain distribution conditions under the loan agreement. During March 2020, the Company also amended the agreement to extend the date of the final principal payment to the maturity date of the loan, May 31, 2020. This amendment also revised certain distribution conditions under the loan agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 4, 2020 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance and the global economy and financial markets. The extent to which COVID-19 impacts us, suppliers, customers, employees and supply chains will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
COVID-19 Update
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our suppliers, customers, employees and supply chains. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others.

Further, the overall impact of COVID-19 on our condensed consolidated results of operations for the three months ended March 31, 2020 was not material. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect to experience delays in our project award conversions and potential construction slowdowns as a result of known shelter-in-place restrictions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.” in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), and the risks described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
Backlog and Awarded Projects
Total construction backlog represents projects that are active within our ESPC sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 54 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the sub-contractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and convert to fully-contracted backlog. It may take longer, however, depending upon the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Fully-contracted backlog begins converting into revenues generated from backlog over time using cost based input methods once construction has commenced. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report, and the risks described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
The overall impact of COVID-19 on our condensed consolidated results of operations for the three months ended March 31, 2020 was not material. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect to experience delays in our project award conversions and potential construction slowdowns as a result of known shelter-in-place restrictions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report, and the risks described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

As of March 31, 2020, we had fully-contracted backlog of approximately $1,049.9 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,130.3 million. As of March 31, 2019, we had fully-contracted backlog of approximately $753.6 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,283.0 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of March 31, 2020 and 2019, our 12-month backlog was $514.4 million and $389.3 million, respectively.
As of March 31, 2020, we had O&M backlog of approximately $1,131.7 million in expected future revenues under signed multi-year customer contracts for the delivery of O&M services. As of March 31, 2019, we had O&M backlog of approximately $917.9 million in expected future revenues under signed multi-year customer contracts for the delivery of O&M services.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were $658.6 million and $549.3 million as of March 31, 2020 and 2019, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of final construction contract profit in accordance with accounting for long-term contracts under the revenue recognition requirements of contracts with our customers, allowance for credit losses, inventory reserves, realization of project development costs, leases, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets and goodwill, income taxes, self insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
The following are certain critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•Revenue Recognition;
•Energy Assets;
•Leases;
•Goodwill and Intangible Assets;
•Derivative Financial Instruments; and
•Variable Interest Entities.
Further details regarding our critical accounting policies and estimates can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. In addition, please refer to Note 2, “Summary of Significant Accounting Policies,” of our Notes to the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, included in the Company’s Annual Report. The Company has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2019.

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
Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2020		2019
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$212,413	100.0%	$150,112	100.0%
Cost of revenues	173,967	81.9%	117,480	78.3%
Gross profit	38,446	18.1%	32,632	21.7%
Selling, general and administrative expenses	28,924	13.6%	26,083	17.4%
Operating income	9,522	4.5%	6,549	4.4%
Other expenses, net	5,389	2.5%	3,421	2.3%
Income before provision from income taxes	4,133	1.9%	3,128	2.1%
Income tax provision (benefit)	(2,503)	(1.2)%	257	0.2%
Net income	6,636	3.1%	2,871	1.9%
Net loss (income) attributable to redeemable non-controlling interest	(435)	(0.2)%	1,276	0.9%
Net income attributable to common shareholders	$6,201	2.9%	$4,147	2.8%

Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$212,413	$150,112	$62,301	41.5%

Revenues increased $62.3 million, or 41.5%, to $212.4 million for the three months ended March 31, 2020 compared to the same period of 2019 primarily due to a $29.1 million increase in our U.S. Regions segment, a $25.7 million increase in our U.S. Federal segment, a $4.2 million increase in our Canada segment, a $1.7 million increase in our All Other segment and a $1.5 million increase in our Non-Solar DG segment.

Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Cost of revenues	$173,967	$117,480	$56,487	48.1%
Gross margin	18.1%	21.7%

Cost of revenues increased $56.5 million, or 48.1%, to $174.0 million and gross margin percentage decreased to 18.1%, from 21.7%, for the three months ended March 31, 2020 compared to the same period of 2019. The increase in cost of revenues is primarily due to the increase in project revenues from our U.S. Regions and U.S. Federal segment. The decrease in gross margin is primarily due to a mix of lower margin projects in our U.S. Regions and U.S. Federal segment and lower margin energy and incentive revenue in our Non-Solar DG segment.

Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Selling, general and administrative expenses	$28,924	$26,083	$2,841	10.9%

Selling, general and administrative expenses increased $2.8 million, or 10.9%, to $28.9 million for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to a gain of $2.2 million recognized on the deconsolidation of a variable interest entity during the first quarter of 2019.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended March 31, 2020 and 2019, we recorded amortization expense related to these intangible assets of $0.2 million.

Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses and amortization of deferred financing costs. Other expenses, net increased $2.0 million to $5.4 million for the three months ended March 31, 2020 compared to the same period of 2019, primarily due to higher interest expenses and unfavorable foreign exchange rate fluctuations realized.
Income Before Taxes
Income before taxes increased $1.0 million, or 32.1%, to $4.1 million for the three months ended March 31, 2020 compared to the same period of 2019, due to the reasons described above.
Provision from Income Taxes
The benefit for income taxes was $2.5 million for the three months ended March 31, 2020, compared to a provision of $0.3 million for the three months ended March 31, 2019. The estimated effective annualized tax rate impacted by period discrete items applied for the three months ended March 31, 2020 was (60.6%) of benefit compared to 8.2% of provision for the three months ended March 31, 2019.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2020, tax deductions related to Section 179D deduction, tax basis adjustments on certain partnership flip transactions and tax rate benefits associated with net operating loss carrybacks made possible by the passing of CARES Act on March 27, 2020. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which were placed into service or were forecasted to be placed into service during 2019.
The investment tax credits and production tax credits to which the Company may be entitled fluctuate from year to year based on the cost of the renewable energy plants the Company places or expects to place in service and production levels at Company owned facilities in the respective year. As part of the Tax Extender and Disaster Relief Act of 2019, signed into law December 20, 2019 Section 179D was extended through December 31, 2020.
Net Income and Earnings Per Share
Net income increased $3.8 million, or 131.1%, to $6.6 million for the three months ended March 31, 2020 compared to $2.9 million for the same period of 2019.

Basic earnings per share for the three months ended March 31, 2020 was $0.13, an increase of $0.04 per share compared to the same period of 2019. Diluted earnings per share for the three months ended March 31, 2020 was $0.13, an increase of $0.04 per share, compared to the same period of 2019.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three months ended March 31, 2020 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$84,727	$55,597	$29,130	52.4%
Income before taxes	$3,723	$(278)	$4,001	1,439.2%

Revenues for our U.S. Regions segment increased $29.1 million, or 52.4%, to $84.7 million for the three months ended March 31, 2020 compared to the same period of 2019 primarily due to an increase in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year.
Income before taxes for our U.S. Regions segment increased $4.0 million, or 1,439.2%, from ($0.3 million) to $3.7 million for the three months ended March 31, 2020 and 2019, respectively, primarily due to an increase in revenues described above.

U.S. Federal

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$68,745	$43,057	$25,688	59.7%
Income before taxes	$7,094	$5,621	$1,473	26.2%
Revenues for our U.S. Federal segment increased $25.7 million, or 59.7%, to $68.7 million for the three months ended March 31, 2020 compared to the same period of 2019. The increase in revenues was due primarily to an increase in project revenue attributable to timing of revenue recognized as a result of the phase of active projects versus prior year.
Income before taxes for our U.S. Federal segment increased $1.5 million, or 26.2%, to $7.1 million for three months ended March 31, 2020 compared to $5.6 million for the same period of 2019, primarily due to the increase in revenues described above.
Canada

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$11,392	$7,148	$4,244	59.4%
Income before taxes	$(221)	$(289)	$68	23.5%

Revenues for our Canada segment increased to $11.4 million for the three months ended March 31, 2020 compared to $7.1 million the same period of 2019, primarily due to an increase in project revenues related to the progression of certain active projects.

Loss before taxes for our Canada segment improved $0.1 million for the three months ended March 31, 2020 to $0.2 million of loss compared to a $0.3 million for the same period of 2019. The increase is due primarily to the increase in revenues described above partially offset by unfavorable exchange rate fluctuations versus the prior year.

Non-Solar DG

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$22,724	$21,230	$1,494	7.0%
Income before taxes	$1,669	$1,381	$288	20.9%

Revenues for our Non-Solar DG segment increased $1.5 million, or 7.0%, to $22.7 million for the three months ended March 31, 2020 compared to the same period of 2019, primarily due to an increase in project revenues related to the progression of certain active projects and higher energy and incentive revenue.
Income before taxes for our Non-Solar DG segment increased $0.3 million, or 20.9%, to $1.7 million for the three months ended March 31, 2020 compared to the same period of 2019 primarily due to lower interest expenses partially offset by lower profit margins project revenues.
All Other & Unallocated Corporate Activity

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$24,825	$23,080	$1,745	7.6%
Income before taxes	$2,212	$4,701	$(2,489)	(52.9)%
Unallocated corporate activity	$(10,346)	$(8,008)	$(2,338)	(29.2)%

Revenues for our All Other segment increased $1.7 million, or 7.6%, to $24.8 million for the three months ended March 31, 2020 compared to the same period of 2019 primarily due to an increase in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year.
Income before taxes for our All Other segment decreased $2.5 million, or 52.9%, to $2.2 million for the three months ended March 31, 2020 compared to the same period of 2019 due to a gain of $2.2 million recognized on the deconsolidation of a variable interest entity during the first quarter of 2019.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of liquidity. Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects and various forms of debt. We believe that the cash and cash equivalents and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through the next twelve months and thereafter. See Note 2 of the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, included in the Company’s Annual Report.
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We estimate the payment of approximately $5.0 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

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
The amount of interest capitalized relating to construction financing during the period of construction for the three months ended March 31, 2020 and 2019 was $0.9 million and $0.8 million, respectively.
Cash flows from operating activities. Operating activities used $51.6 million of net cash during the three months ended March 31, 2020. During that period, we had net income of $6.6 million, which is net of non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, net gain on derivatives, unrealized foreign exchange loss and other non-cash items totaling $10.2 million. Increases in accounts receivable including retainage, project development costs, and decreases in accounts payable, accrued expenses and other current liabilities, billings in excess of cost and estimated earnings, and other liabilities income taxes payable used $42.0 million in cash. These were offset by inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets and other assets, which provided for $13.4 million in cash. Increases in Federal ESPC receivables used an additional $39.9 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
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
Cash flows from investing activities. Cash flows from investing activities during the three months ended March 31, 2020 used $29.3 million. We invested $28.5 million on purchases of energy assets during the three months ended March 31, 2020. In addition, we invested $0.7 million in purchases of other property and equipment, and made contributions of $0.1 million in an equity investment. We currently plan to invest approximately $160.0 million to $210.0 million in additional capital expenditures for the remainer of 2020, principally for the construction or acquisition of new renewable energy plants.
Cash flows from investing activities during the three months ended March 31, 2019 used $26.1 million. We invested $23.3 million on purchases of energy assets during the three months ended March 31, 2019. In addition, we invested $1.3 million in purchases of other property and equipment, $1.3 million related to acquisitions of businesses and made contribution of $0.2 million in an equity investment.
Cash flows from financing activities. Cash flows from financing activities during the three months ended March 31, 2020 provided $83.9 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $62.7 million, proceeds from exercises of stock options and ESPP of $2.5 million, and net proceeds from our senior secured credit facility of $31.0 million. This was partially offset by payments on long-term debt of $12.0 million, payments of financing fees of $0.2 million and net distribution to redeemable non-controlling interests of $0.1 millions.
Cash flows from financing activities during the three months ended March 31, 2019 provided $47.5 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $41.3 million, proceeds from exercises of stock options and ESPP of $0.6 million and net draws on our revolving credit facility of $11.4 million. This was partially offset by payments on long-term debt of $5.7 million, and net distributions to redeemable non-controlling interests of $0.1 million.
We currently plan additional project financings of approximately $150.0 million to $200.0 million for the remainder of 2020 to fund the construction or acquisition of new renewable energy plants discussed above.
On March 31, 2020, the Company executed an amendment to its fourth amended and restated bank credit facility. The amendment increased the total funded debt to EBITDA covenant ratio from a maximum of 3.25 to 3.75 for the fiscal quarters ending March 31, 2020 through December 31, 2020. The amendment also increased the Eurocurrency Rate floor to 1% from 0% previously. The total commitment under the amended credit facility (revolving credit, term loan and swing line) remains unchanged, which is $185,000, and the amendment did not result in any restructured payments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2020, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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
For additional information about certain proceedings, please refer to Note 9, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”). We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below and in our Annual Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should, however, consult any further disclosure we make in our reports filed with the SEC.

Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results.

We may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy our ability to conduct business for an indefinite period of time. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic, has negatively impacted global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. In addition, Federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although we are considered an essential business, some of these actions have adversely impacted the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. The COVID-19 impacts described above could have a material adverse effect on our results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•impact the length of our sales cycle;
•cause us to experience an increase in delayed payments from customers and uncollectable accounts;
•cause delays and disruptions in the completion of certain projects;
•impact availability of qualified personnel; and
•cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the potential for a material impact on our results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Due to the COVID-19 pandemic, we have experienced a lengthening of our selling cycle and, if this slowdown continues, the timeline for realizing revenue on new projects may be further delayed.

Historically, the sales, design and construction process for energy efficiency and renewable energy projects recently has been taking from 18 to 54 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. We have been experiencing a lengthening of our sales cycle as a result of the impacts of the COVID-19 pandemic, as customers move to adjust operations and conserve cash. We cannot predict the timeline of the COVID-19 pandemic and, therefore, cannot predict the timeline for our selling cycle in the current conditions. Our sales process continues to require the dedication of significant time by our sales and management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. These factors could also adversely affect our business, financial condition and operating results due to increased spending by us that is not offset by increased revenues.

We may be unable to complete or operate our projects on a profitable basis or as we have committed to our customers.
Development, installation and construction of our energy efficiency and renewable energy projects, and operation of our renewable energy projects, entails many risks, including:
•failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule;
•failure to obtain all necessary rights to land access and use;
•failure to receive quality and timely performance of third-party services;
•increases in the cost of labor, equipment and commodities needed to construct or operate projects;
•permitting and other regulatory issues, license revocation and changes in legal requirements;
•shortages of equipment or skilled labor;
•unforeseen engineering problems;
•failure of a customer to accept or pay for renewable energy that we supply;
•weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life;
•health or similar issues, such as a pandemic or epidemic, such as the novel coronavirus (COVID-19);
•labor disputes and work stoppages;
•mishandling of hazardous substances and waste; and
•other events outside of our control.
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
More recently, on March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR Act and the CARES Act remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us.
The determination of the benefit from (or provision for) income taxes requires complex estimations and significant judgments concerning the applicable tax laws. If in the future any element of tax legislation changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (or provision for) income taxes accordingly.
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
The market price for renewable energy attributes fluctuates based on a variety of factors including, but not limited to, governmental and regulatory action, perceptions concerning the prospect for changes in the renewable fuels standards or renewable portfolio standards, the future supply of tradable environmental attributes, and other market dynamics. In particular, during the current COVID-19 pandemic, as restrictions on travel continue and there has been lower electricity and fuel consumption, we have observed increased volatility in the market prices for these renewable energy attributes, as well as price reductions in certain markets. As a result, we may not be able to sell our renewable energy attributes at a price that is favorable to us. Any significant or sustained decline in the market price of renewable energy attributes could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended March 31, 2020 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016, as increased from time to time (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2020 - Jan 31, 2020	—	—	—	$5,903,540
Feb 1, 2020 - Feb 29, 2020	—	—	—	$5,903,540
March 1, 2020 - March 31, 2020	455	13.87	455	$5,897,229
Total	455	$13.87	455	$5,897,229

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

Exhibit Index

Exhibit Number	Description
10.1.1	Fourth Amended and Restated Credit and Security Agreement dated as of June 28, 2019 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 (file no. 001-34811) and incorporated herein by reference.
10.1.2*
Amendment No. 1 to Fourth Amended and Restated Credit and Security Agreement dated March 31, 2020 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

10.2+	Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 and filed with the Commission on August 8, 2019 (file no. 001-34811) and incorporated herein by reference.
10.3+	Stock Ownership Guidelines. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on April 24, 2019 (file no. 001-34811) and incorporated herein by reference.
10.4+	Offer Letter between the Company and Doran Hole dated June 26, 2019. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 (file no. 001-34811) and incorporated herein by reference.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: May 5, 2020	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)