Form 10-Q
period 2020-06-30
Ameresco, Inc.
filed 2020-08-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of July 30 , 2020
Class A Common Stock, $0.0001 par value per share	AMRC	29,726,702
Class B Common Stock, $0.0001 par value per share		18,000,000

AMERESCO, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2020

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019	1

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5. Other Information	52

Item 6. Exhibits	54

Signatures	55

Exhibit Index	54

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$41,881	$33,223
Restricted cash (1)	15,171	20,006
Accounts receivable, net of allowance of $1,988 and $2,260, respectively (1)	86,017	95,863
Accounts receivable retainage, net	19,119	16,976
Costs and estimated earnings in excess of billings (1)	195,391	202,243
Inventory, net	9,001	9,236
Prepaid expenses and other current assets (1)	27,527	29,424
Income tax receivable	11,940	5,033
Project development costs	16,379	13,188
Total current assets (1)	422,426	425,192
Federal ESPC receivable	274,219	230,616
Property and equipment, net (1)	9,797	10,104
Energy assets, net (1)	637,618	579,461
Goodwill	57,838	58,414
Intangible assets, net	1,232	1,614
Operating lease assets (1)	35,829	32,791
Other assets (1)	20,573	35,821
Total assets (1)	$1,459,532	$1,374,013
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$44,216	$69,969
Accounts payable (1)	162,401	202,416
Accrued expenses and other current liabilities (1)	26,249	31,356
Current portions of operating lease liabilities (1)	5,216	5,802
Billings in excess of cost and estimated earnings	34,896	26,618
Income taxes payable	—	486
Total current liabilities (1)	272,978	336,647
Long-term debt and financing lease liabilities, net of current portions and deferred financing fees (1)	295,048	266,181
Federal ESPC liabilities	334,724	245,037
Deferred income taxes, net	3,218	115
Deferred grant income	6,572	6,885
Long-term operating lease liabilities, net of current portion (1)	32,698	29,101
Other liabilities (1)	38,318	29,575
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	36,303	31,616
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2020 and December 31, 2019 of $164,298 and $158,912, respectively. Includes non-recourse liabilities of consolidated VIEs at June 30, 2020 and December 31, 2019 of $36,104 and $38,568, respectively. See Note 12.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share amounts)
	June 30,	December 31,
	2020	2019
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 31,819,897 shares issued and 29,718,102 shares outstanding at June 30, 2020, 31,331,345 shares issued and 29,230,005 shares outstanding at December 31, 2019	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	139,625	133,688
Retained earnings	325,025	314,459
Accumulated other comprehensive loss, net	(13,194)	(7,514)
Treasury stock, at cost, 2,101,795 shares at June 30, 2020 and 2,101,340 shares at December 31, 2019	(11,788)	(11,782)
Total stockholders’ equity	439,673	428,856
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,459,532	$1,374,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$223,036	$198,183	$435,449	$348,295
Cost of revenues	183,528	155,044	357,495	272,524
Gross profit	39,508	43,139	77,954	75,771
Selling, general and administrative expenses	26,620	30,082	55,544	56,165
Operating income	12,888	13,057	22,410	19,606
Other expenses, net	4,052	3,746	9,441	7,167
Income before (benefit) provision for income taxes	8,836	9,311	12,969	12,439
Income tax (benefit) provision	—	804	(2,503)	1,061
Net income	8,836	8,507	15,472	11,378
Net loss (income) attributable to redeemable non-controlling interests	(4,471)	709	(4,906)	1,985
Net income attributable to common shareholders	$4,365	$9,216	$10,566	$13,363
Net income per share attributable to common shareholders:
Basic	$0.09	$0.20	$0.22	$0.29
Diluted	$0.09	$0.19	$0.22	$0.28
Weighted average common shares outstanding:
Basic	47,488	46,387	47,500	46,340
Diluted	48,519	47,681	48,571	47,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income	$8,836	$8,507
Other comprehensive income (loss):
Unrealized loss from interest rate hedges, net of tax effect of $(221) and $(573), respectively	(585)	(1,672)
Foreign currency translation adjustments	682	39
Total other comprehensive income (loss)	97	(1,633)
Comprehensive income	8,933	6,874
Comprehensive loss (income) attributable to redeemable non-controlling interests	(4,471)	709
Comprehensive income attributable to common shareholders	$4,462	$7,583
	Six Months Ended June 30,
	2020	2019
Net income	$15,472	$11,378
Other comprehensive (loss) income:
Unrealized loss from interest rate hedges, net of tax effect of $(1,408) and $(898), respectively	(4,050)	(2,814)
Foreign currency translation adjustments	(1,630)	645
Total other comprehensive loss	(5,680)	(2,169)
Comprehensive income	9,792	9,209
Comprehensive loss (income) attributable to redeemable non-controlling interests	(4,906)	1,985
Comprehensive income attributable to common shareholders	$4,886	$11,194

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED June 30, 2020 AND 2019
(in thousands except share amounts)
(Unaudited)

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, March 31, 2019	$13,341	28,337,426	$3	18,000,000	$2	$125,685	$274,170	$(6,485)	2,091,040	$(11,638)	$381,737
Exercise of stock options	—	53,344	—	—	—	306	—	—	—	—	306
Stock-based compensation expense	—	—	—	—	—	397	—	—	—	—	397
Employee stock purchase plan	—	22,124	—	—	—	305	—	—	—	—	305
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(1,672)	—	—	(1,672)
Foreign currency translation adjustment	—	—	—	—	—	—	—	39	—	—	39
Contributions from redeemable non-controlling interests	19,508	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(103)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(709)	—	—	—	—	—	9,216	—	—	—	9,216
Balance, June 30, 2019	$32,037	28,412,894	$3	18,000,000	$2	$126,693	$283,386	$(8,118)	2,091,040	$(11,638)	$390,328

Balance, March 31, 2020	$31,939	29,510,161	$3	18,000,000	$2	$136,591	$320,660	$(13,291)	2,101,795	$(11,788)	$432,177
Exercise of stock options	—	179,639	—	—	—	2,164	—	—	—	—	2,164
Stock-based compensation expense	—	—	—	—	—	430	—	—	—	—	430
Employee stock purchase plan	—	28,302	—	—	—	440	—	—	—	—	440
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(585)	—	—	(585)
Foreign currency translation adjustment	—	—	—	—	—	—	—	682	—	—	682
Contributions from redeemable non-controlling interests	488	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(595)	—	—	—	—	—	—	—	—	—	—
Net income	4,471	—	—	—	—	—	4,365	—	—	—	4,365
Balance, June 30, 2020	$36,303	29,718,102	$3	18,000,000	$2	$139,625	$325,025	$(13,194)	2,101,795	$(11,788)	$439,673

								Accumulated
	Redeemable					Additional		Other			Total
	Non-Controlling	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	$(5,949)	2,091,040	$(11,638)	$376,875
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	—	—	—	217	(217)	—	—	—
Exercise of stock options	—	115,264	—	—	—	955	—	—	—	—	955
Stock-based compensation expense	—	—	—	—	—	782	—	—	—	—	782
Employee stock purchase plan	—	22,124	—	—	—	305	—	—	—	—	305
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(2,597)	—	—	(2,597)
Foreign currency translation adjustment	—	—	—	—	—	—	—	645	—	—	645
Contributions from redeemable non-controlling interests	19,508	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(205)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(1,985)	—	—	—	—	—	13,363	—	—	—	13,363
Balance, June 30, 2019	$32,037	28,412,894	$3	18,000,000	$2	$126,693	$283,386	$(8,118)	2,091,040	$(11,638)	$390,328

Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	$133,688	$314,459	$(7,514)	2,101,340	$(11,782)	$428,856
Exercise of stock options	—	460,250	—	—	—	4,638	—	—	—	—	4,638
Stock-based compensation expense	—	—	—	—	—	859	—	—	—	—	859
Employee stock purchase plan	—	28,302	—	—	—	440	—	—	—	—	440
Open market purchase of common shares	—	(455)	—	—	—	—	—	—	455	(6)	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(4,050)	—	—	(4,050)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,630)	—	—	(1,630)
Contributions from redeemable non-controlling interests	488	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(707)	—	—	—	—	—	—	—	—	—	—
Net income	4,906	—	—	—	—	—	10,566	—	—	—	10,566
Balance, June 30, 2020	$36,303	29,718,102	$3	18,000,000	$2	$139,625	$325,025	$(13,194)	2,101,795	$(11,788)	$439,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,472	$11,378
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	18,949	17,495
Depreciation of property and equipment	1,659	1,351
Amortization of debt discount and deferred financing fees	1,176	1,218
Amortization of intangible assets	356	457
Accretion of ARO and contingent consideration	43	62
Provision (recoveries) for bad debts	(80)	124
Gain on deconsolidation of VIE	—	(2,160)
Net loss (gain) from derivatives	517	(888)
Stock-based compensation expense	859	782
Deferred income taxes	4,619	152
Unrealized foreign exchange loss	201	10
Changes in operating assets and liabilities:
Accounts receivable	12,125	(22,744)
Accounts receivable retainage	(2,222)	(1,784)
Federal ESPC receivable	(89,761)	(61,849)
Inventory, net	235	(1,454)
Costs and estimated earnings in excess of billings	6,410	(18,848)
Prepaid expenses and other current assets	1,857	(5,199)
Project development costs	(2,758)	(1,703)
Other assets	516	(1,005)
Accounts payable, accrued expenses and other current liabilities	(45,256)	(26,560)
Billings in excess of cost and estimated earnings	8,569	(664)
Other liabilities	316	(137)
Income taxes payable, net	(7,396)	2,712
Cash flows from operating activities	(73,594)	(109,254)
Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(2,810)
Purchases of energy assets	(77,218)	(46,466)
Acquisitions, net of cash received	—	(1,279)
Contributions to equity investment	(127)	(191)
Cash flows from investing activities	(78,700)	(50,746)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Payments of financing fees	$(2,198)	$(447)
Proceeds from exercises of options and ESPP	5,078	1,260
Repurchase of common stock	(6)	—
Proceeds from senior secured credit facility, net	16,000	41,365
Proceeds from long-term debt financings	14,232	2,742
Proceeds from Federal ESPC projects	133,598	82,787
Proceeds for energy assets from Federal ESPC	1,488	1,842
Proceeds from investments by redeemable non-controlling interests, net	74	19,301
Payments on long-term debt	(25,860)	(13,187)
Cash flows from financing activities	142,406	135,663
Effect of exchange rate changes on cash	(457)	100
Net decrease in cash, cash equivalents, and restricted cash	(10,345)	(24,237)
Cash, cash equivalents, and restricted cash, beginning of period	77,264	97,914
Cash, cash equivalents, and restricted cash, end of period	$66,919	$73,677

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,499	$8,194
Cash paid for income taxes	$382	$1,807
Non-cash Federal ESPC settlement	$43,368	$214,444
Accrued purchases of energy assets	$35,705	$18,694
Conversion of revolver to term loan	$—	$25,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$41,881	$38,343
Short-term restricted cash	15,171	13,530
Long-term restricted cash included in other assets	9,867	21,804
Total cash and cash equivalents, and restricted cash	$66,919	$73,677

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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results which may be expected for the full year. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 4, 2020.
SIGNIFICANT RISKS AND UNCERTAINTIES
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on the Company’s first half 2020 results of operations.
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, delays in obtaining signed customer contracts for awarded projects, supply chain disruptions and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company's financial condition, liquidity, or results of operations is uncertain.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company estimates the payment of approximately $5,000 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). The Company estimates the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000 , an estimated refund of taxes paid in prior years of approximately $1,700 and the carryback additionally provides an additional refund of approximately $3,600 related to Alternative Minimum Tax credits.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2019 annual report on Form 10-K. The Company includes herein certain updates to those policies.
Accounts Receivable and allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The Company performed an assessment of its allowance for credit losses based upon historical experience, management’s evaluation of outstanding accounts receivable, consideration of its customers’ financial condition and current macroeconomic and market conditions and determined that no adjustment was required to retained earnings upon adoption.
The Company’s methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, and the Company’s forecasts. Due to the short-term nature of its receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of its assessment, the Company also considered the current and expected future economic and market conditions due to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of June 30, 2020.
Changes in the allowance for credit losses for the six months ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Allowance for credit loss, beginning of period	$2,260	$2,765
Charges (recoveries) to costs and expenses, net	(80)	124
Account write-offs and other	(192)	(46)
Allowance for credit loss, end of period	$1,988	$2,843

Recent Accounting Pronouncements
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Consolidations
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by related party under common control on a proportionate basis. The new standard is effective interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard is effective for fiscal years beginning after December 15, 2019, The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives, and Hedging, and Topic 825, Financial Instruments. The improvements to Topic 815, among other things, clarifies some areas around partial-term fair value hedges, interest rate risk, the amortization of fair value hedge

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

basis adjustments and their disclosure, and some clarification of matters related to the transitioning to ASU 2017-12, which was adopted by the Company during the year ended December 31, 2018. The improvements to Topic 326 clarifies certain aspects surrounding accounting for credit losses in connection with the Company’s receivables. These include that the Company should include anticipated recoveries in its calculation of credit losses. For those that have already adopted ASU No. 2017-12, the new standard is effective the first annual period beginning after the issuance date of ASU No. 2019-04, or as of January 1, 2020 for the Company, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its condensed consolidated financial statements and disclosures.
Others
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however the guidance will only be available until December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and related disclosures.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table provides information about disaggregated revenue by line of business, reportable segments, and geographical region for the three and six months ended June 30, 2020 and 2019.

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended June 30, 2020
Project revenue	$76,040	$72,220	$6,167	$3,004	$2,499	$159,930
O&M revenue	4,283	10,755	17	2,120	133	17,308
Energy assets	7,942	1,505	1,344	17,820	138	28,749
Other	437	11	1,507	185	14,909	17,049
Total revenues	$88,702	$84,491	$9,035	$23,129	$17,679	$223,036
Three Months Ended June 30, 2019
Project revenue	$77,913	$44,402	$5,498	$2,185	$3,159	$133,157
O&M revenue	3,982	9,389	5	2,406	21	15,803
Energy assets	5,343	976	938	18,492	280	26,029
Other	982	255	1,442	182	20,333	23,194
Total revenues	$88,220	$55,022	$7,883	$23,265	$23,793	$198,183
Six Months Ended June 30, 2020
Project revenue	$147,533	$128,334	$15,031	$5,375	$8,086	$304,359
O&M revenue	8,635	22,381	26	4,135	193	35,370
Energy assets	16,496	2,224	2,007	35,806	438	56,971
Other	765	297	3,363	537	33,787	38,749
Total revenues	$173,429	$153,236	$20,427	$45,853	$42,504	$435,449
Six Months Ended June 30, 2019
Project revenue	$123,617	$76,755	$10,732	$3,259	$6,226	$220,589
O&M revenue	7,300	19,247	5	4,441	21	31,014
Energy assets	11,364	1,619	1,258	36,191	582	51,014
Other	1,536	458	3,036	604	40,044	45,678
Total revenues	$143,817	$98,079	$15,031	$44,495	$46,873	$348,295

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Geographical Regions
Three Months Ended June 30, 2020
United States	$88,702	$84,491	$622	$23,129	$14,274	$211,218
Canada	—	—	8,413	—	45	8,458
Other	—	—	—	—	3,360	3,360
Total revenues	$88,702	$84,491	$9,035	$23,129	$17,679	$223,036
Three Months Ended June 30, 2019
United States	$88,220	$55,022	$556	$23,265	$19,469	$186,532
Canada	—	—	7,327	—	42	7,369
Other	—	—	—	—	4,282	4,282
Total revenues	$88,220	$55,022	$7,883	$23,265	$23,793	$198,183
Six Months Ended June 30, 2020
United States	$173,429	$153,236	$1,518	$45,853	$33,121	$407,157
Canada	—	—	18,909	—	102	19,011
Other	—	—	—	—	9,281	9,281
Total revenues	$173,429	$153,236	$20,427	$45,853	$42,504	$435,449
Six Months Ended June 30, 2019
United States	$143,817	$98,079	$1,258	$44,495	$38,116	$325,765
Canada	—	—	13,773	—	107	13,880
Other	—	—	—	—	8,650	8,650
Total revenues	$143,817	$98,079	$15,031	$44,495	$46,873	$348,295
For the three months ended June 30, 2020 and 2019, approximately 94% and 92%, respectively, of revenue is recognized over time, and the remainder is for products and services transferred at a point in time. For the six months ended June 30, 2020 and 2019, approximately 93% and 91%, respectively, of revenue is recognized over time, and the remainder is for products and services transferred at a point in time.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
Accounts receivable, net	$86,017	$95,863
Accounts receivable retainage, net	19,119	16,976
Contract Assets:
Costs and estimated earnings in excess of billings	195,391	202,243
Contract Liabilities:
Billings in excess of cost and estimated earnings	39,931	32,178

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Accounts receivable, net	$109,332	$85,985
Accounts receivable retainage, net	15,383	13,516
Contract Assets:
Costs and estimated earnings in excess of billings	120,686	86,842
Contract Liabilities:
Billings in excess of cost and estimated earnings	30,209	30,706

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
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advanced payments received on project contracts. As of June 30, 2020 and December 31, 2019, the Company classified $5,035 and $5,560, respectively, as a non-current liability, included in other liabilities on the condensed consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the six months ended June 30, 2020 was primarily due to billings of $302,457, offset in part by revenue recognized of approximately $287,087. The increase in contract liabilities was primarily driven by the receipt of advance payment from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2020, the Company recognized revenue of $33,851 that was previously included in the beginning balance of contract liabilities and billed customers $33,276. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The increase in contract assets for the six months ended June 30, 2019 was primarily due to revenue recognized of $220,062, offset in part by billings of approximately $201,908. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the six months ended June 30, 2019, the Company recognized revenue of $38,854 that was previously included in the beginning balance of contract liabilities, and billed customers $35,172. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Performance obligations are satisfied at a point in time or over time and are supported by contracts with customers. For most of the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Company’s contracts, there are multiple promises of goods or services. Typically, the Company provides a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, the Company considers the bundle of goods and services to be a single performance obligation. The Company may also promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
Backlog - The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to the Company. At June 30, 2020, the Company had backlog of approximately $2,151,185. Approximately 27% of our June 30, 2020 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
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
As of June 30, 2020 and December 31, 2019, included in other assets in the accompanying condensed consolidated balance sheets, were $1,735 and $1,735, respectively, of capitalized commission costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three and six months ended June 30, 2020 and 2019, the amortization of commission costs related to contracts was not material and were included in the accompanying condensed consolidated statements of income.
The Company capitalizes costs incurred related to the development of projects prior to contract signing as it is partial fulfillment of its performance obligations. Capitalized project development costs include only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development efforts that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $550 and $1,080 were included in other long-term assets as of June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020 and 2019, $4,258 and $8,256, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts. During the six months ended June 30, 2020 and 2019, $5,865 and $11,033, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts.
No impairment charges in connection with the Company’s commission costs or project development costs were recorded during the six months ended June 30, 2020 and 2019.

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
During the three and six months ended June 30, 2020, the Company did not complete any acquisitions.
The results of the acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2019	$26,705	$3,981	$3,369	$—	$24,359	$58,414
Goodwill acquired during the year	—	—	—	—	—	—
Currency effects	—	—	(155)	—	(421)	(576)
Balance, June 30, 2020	$26,705	$3,981	$3,214	$—	$23,938	$57,838
Accumulated Goodwill Impairment
Balance, December 31, 2019	$—	$—	$(1,016)	$—	$—	$(1,016)
Balance, June 30, 2020	$—	$—	$(1,016)	$—	$—	$(1,016)

The Company performs its annual goodwill impairment testing in the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During the Company’s annual goodwill impairment testing in 2019, all reporting units had fair values that exceeded their carrying values by at least 15%. If the Company believes that one or more indicators of impairment have occurred, then the Company will perform an impairment test. The Company has the option to perform a qualitative assessment (commonly referred to as "step zero" test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and the Company’s own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform a quantitative analysis. Upon assessment, the Company concluded it was not more likely than not that the fair value of the reporting units were less than the carrying value of the reporting units as of June 30, 2020. The Company will monitor future results and will perform a test if indicators trigger an impairment review. At this time, the Company has not deemed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business to be a triggering event for impairment purposes.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as determined by the nature of the respective intangible asset. The Company did not complete any acquisitions or acquire any intangible assets during the six months ended June 30, 2020.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of June 30,	As of December 31,
	2020	2019
Gross Carrying Amount
Customer contracts	$7,764	$7,904
Customer relationships	12,441	12,749
Non-compete agreements	2,992	3,037
Technology	2,709	2,732
Trade names	541	544
	26,447	26,966
Accumulated Amortization
Customer contracts	7,749	7,844
Customer relationships	11,253	11,236
Non-compete agreements	2,992	3,037
Technology	2,691	2,704
Trade names	530	531
	25,215	25,352
Intangible assets, net	$1,232	$1,614

Amortization expense related to customer contracts is included in cost of revenues in the condensed consolidated statements of income. Amortization expense related to all other acquired intangible assets is included in selling, general and administrative expenses in the condensed consolidated statements of income. Amortization expense for the three months ended June 30, 2020 and 2019 related to customer contracts was $22 and $22, respectively. Amortization expense for the three months ended June 30, 2020 and 2019 related to all other acquired intangible assets and was $158 and $222, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 related to customer contracts was $45 and $45, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 related to all other acquired intangible assets and was $311 and $412, respectively.

6. ENERGY ASSETS
Energy assets consist of the following:

	June 30,	December 31,
	2020	2019
Energy assets	$844,408	$767,331
Less - accumulated depreciation and amortization	(206,790)	(187,870)
Energy assets, net	$637,618	$579,461

Included in energy assets are financing lease assets and accumulated depreciation of financing lease assets. Financing lease assets consist of the following:

	June 30,	December 31,
	2020	2019
Financing lease assets	$42,402	$42,402
Less - accumulated depreciation and amortization	(7,332)	(6,268)
Financing lease assets, net	$35,070	$36,134

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the three months ended June 30, 2020 and 2019 was $9,650 and $9,088, respectively, and is included in cost of revenues in the accompanying condensed consolidated statements of income. Included in these depreciation and amortization expense totals are depreciation and amortization expense on financing lease assets of $532 and $532 for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, for the six months ended June 30, 2020 and 2019 was $18,949 and $17,495, respectively, and is included in cost of revenues in the accompanying condensed consolidated statements of income. Included in these depreciation and amortization expense totals are depreciation and amortization expense on financing lease assets of $1,064 and $1,064 for the six months ended June 30, 2020 and 2019, respectively.

The Company evaluates long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. The Company performs its annual long-lived assets impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred which would require interim impairment testing. The Company assessed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business, and concluded that it was not a triggering event for impairment purposes and there was no indication of impairment of long-lived assets for the six months ended June 30, 2020.

The Company capitalizes interest costs relating to construction financing during the period of construction. Capitalized interest is included in energy assets, net in the Company’s condensed consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s condensed consolidated statements of income on a straight line basis over the useful life of the associated energy asset. The Company capitalized $912 and $790 of interest during the three months ended June 30, 2020 and 2019, respectively. The Company had $1,774 and $1,578 of interest capitalized for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 and December 31, 2019, there are three ESPC asset projects which are included within energy assets, net on the Company’s condensed consolidated balance sheets. The Company controls and operates the assets as well as obtains financing during the construction period of the assets. As the Company has an obligation to the customer for performance of the asset, the Company records a liability associated with these energy assets, although, the customer is responsible for payments to the lender based on the energy asset’s production. As of June 30, 2020 and December 31, 2019, the liabilities recognized in association with these assets were $11,125 and $10,243, respectively, of which $221 and $827, respectively, has been classified as the current portion and is included in accrued expenses and other current liabilities. The remainder is included in other liabilities in the accompanying condensed consolidated balance sheets.
During the three months ended June 30, 2020, the Company acquired one energy project, which did not constitute a business in accordance with ASC 805-50, Business Combinations. The Company acquired the energy project in exchange for total purchase price of $1,251, which included cash of $1,031 paid by the Company, issuance of a promissory note payable to the sellers of $204, detailed further in Note 16, and $16 of rollover equity in connection with shares of one of the Company’s subsidiaries issued to the sellers. As of June 30, 2020, the Company has remaining deferred purchase price consideration on previously closed projects of $1,446 that will be paid upon final completion of the respective projects and throughout 2020. The Company has a definitive agreement from prior periods, which has recently been amended, to purchase eight additional solar projects from developers for a total purchase price of $10,242, of which the Company has not made any payments to the developers for those projects.
As of June 30, 2020, the Company had $1,500 in asset retirement obligations (“AROs”) assets recorded in project assets, net of accumulated depreciation, and $1,597 in ARO liabilities recorded in accrued expenses and other current liabilities and other liabilities. During the three months and six months ended June 30, 2020, the Company recorded $19 and $38, respectively, of depreciation expense related to the ARO assets. During the three months and six months ended June 30, 2020, the Company recorded $22 and $43, respectively, in accretion expense to the ARO liabilities, which is reflected in the accretion

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

of ARO and contingent consideration on the condensed consolidated statements of cash flows. The Company’s current ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities and wind turbines.

7. INCOME TAXES
The Company recorded a provision for income taxes of $0 and $804 for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a benefit for income taxes of $2,503 and provision for income tax of $1,061 for the six months ended June 30, 2020 and 2019, respectively.The estimated effective annualized tax rate impacted by the period discrete items is (0.0%) of benefit for the three months ended June 30, 2020, compared to a 8.6% of estimated effective annualized tax rate for the three months ended June 30, 2019. The estimated effective annualized tax rate impacted by the period discrete items is (19.3)% of benefit for the six months ended June 30, 2020, compared to a 8.5% of estimated effective annualized tax rate for the six months ended June 30, 2019.
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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2019	$400
Additions for prior year tax positions	—
Settlements with tax authorities	—
Reductions of prior year tax positions	—
Balance, June 30, 2020	$400

At June 30, 2020 and December 31, 2019, the Company had approximately $400 of total gross unrecognized tax benefits. At June 30, 2020 and December 31, 2019, the Company had approximately $80 of total gross unrecognized tax benefits (both net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company has presented all deferred tax assets and liabilities as noncurrent, net liabilities on its condensed consolidated balance sheets as of June 30, 2020, and December 31, 2019.

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

As a result of the adoption of ASC 842, the Company recognized an increase in lease right-of-use (“ROU”) assets of $31,639, current portions of operating lease ROU liabilities of $5,084 and an increase to long-term portions of operating lease liabilities of $28,480. There was no net impact to the condensed consolidated statements of income or retained earnings for the adoption of ASC 842. No impairment was recognized on the ROU asset upon adoption. These adjustments are detailed as follows:

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

The Company enters into a variety of operating lease agreements through the normal course of its business including certain administrative offices. The leases are long-term, non-concealable real estate lease agreements, expiring at various dates through fiscal 2028. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. The Company also leases certain land parcels related to our energy projects, expiring at various dates through fiscal 2050. The office and land leases make up a significant portion of the Company’s operating lease activity. Many of these leases have one or more renewal options that allow the Company, at its discretion, to renew the lease for six months to seven years. Only renewal options that the Company believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that increase when the related project becomes operational. In these cases, the commercial operation date was estimated by the Company and used to calculate the estimated minimum lease payments.
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
Supplemental balance sheet information related to leases at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease assets	$35,829	$32,791
Current operating lease liabilities	5,216	5,802
Long-term portions of operating lease liabilities	32,698	29,101
Total operating lease liabilities	$37,914	$34,903
Weighted-average remaining lease term	12 years	11 years
Weighted-average discount rate	6.1%	6.3%

Financing Leases:
Energy assets, net	$35,070	$36,134
Current portions of financing lease liabilities	4,800	4,997
Long-term financing lease liabilities, less current portions and net of deferred financing fees	21,355	23,500
Total financing lease liabilities	$26,155	$28,497
Weighted-average remaining lease term	16 years	17 years
Weighted-average discount rate	11.9%	11.8%

The costs related to our leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Lease:
Operating lease costs	$2,106	$1,909	$3,932	$3,747

Financing Lease:
Amortization expense	532	532	1,064	1,064
Interest on lease liabilities	726	947	1,559	1,896

Total lease costs	$3,364	$3,388	$6,555	$6,707

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

 The Company’s estimated minimum future lease obligations under our leases are as follows:

	Operating Leases	Financing Leases
Year ended December 31,
2020	$4,083	$4,202
2021	7,053	6,792
2022	6,425	5,178
2023	5,054	3,676
2024	4,186	2,565
Thereafter	27,769	24,080
Total minimum lease payments	$54,570	$46,493
Less: interest	16,656	20,338
Present value of lease liabilities	$37,914	$26,155

The Company has determined that certain power purchase agreements (“PPAs”) contain a lease component in accordance with ASC 840, Leases. The Company recognized $2,040 and $4,285 of operating lease revenue under these agreements during the three and six months ended June 30, 2020, respectively, which was reflected in revenues on the condensed consolidated statements of income. The Company recognized $2,271 and $4,495 of operating lease revenue under these agreements during the three and six months ended June 30, 2019, respectively, which was reflected in revenues on the condensed consolidated statements of income.
Sale-Leaseback
For solar photovoltaic (“solar PV”) projects that the Company has determined not to be integral equipment, the Company then determines if the leaseback should be classified as a financing lease or an operating lease. All solar PV projects sold to date under the sale-leaseback program have been determined by the Company to be financing leases. For leasebacks classified as financing leases, the Company initially records a financing lease asset and financing lease obligation in its condensed consolidated balance sheets equal to the lower of the present value of the Company’s future minimum leaseback payments or the fair value of the solar PV project. For financing leasebacks, the Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s condensed consolidated balance sheets at the time of the sale. The Company records the long term portion of any deferred gain or loss in other liabilities and other assets, respectively, and the current portion of any deferred gain and loss in accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively, in its condensed consolidated balance sheets and amortizes the deferred amounts over the lease term in cost of revenues in its condensed consolidated statements of income. Net amortization expense in cost of revenues related to deferred gains and losses was $57 and $58 of net gains for the three months ended June 30, 2020 and 2019, respectively. Net amortization expense in cost of revenues related to deferred gains and losses was $112 and $115 of net gains for the six months ended June 30, 2020 and 2019, respectively.
During the third quarter of 2018, the Company entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects through August 2019 up to a maximum funding amount of $100.0 million. In January 2020, the Company amended the August 2018 agreement with the investor to extend the end date of the agreement to November 24, 2020 and increase the maximum funding amount up to $150.0 million. During the six months ended June 30, 2020, the Company did not complete any acquisitions of solar PV projects and $131.0 million remained available under the lending commitment.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

A summary of amounts related to sale leasebacks in the Company’s condensed consolidated balance sheets is as follows:

	June 30,	December 31,
	2020	2019
Financing lease assets, net	$35,070	$36,134
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,744	1,801
Total deferred loss	$1,859	$1,916
Financing lease liabilities, short-term	4,800	4,997
Financing lease liabilities, long-term	21,355	23,500
Total financing lease liabilities	$26,155	$28,497
Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	5,293	5,463
Total deferred gain	$5,638	$5,808

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

9. COMMITMENTS AND CONTINGENCIES
The Company from time to time issues letters of credit and performance bonds, with their third-party lenders, to provide collateral. The Company also has future lease commitments which do not yet meet the criteria of a ROU asset or ROU liability as of June 30, 2020, for certain business offices. These commitments total $1,225 as of June 30, 2020 and relate to payments through 2026.
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
Commitments as a Result of Acquisitions
In August 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555, which was subsequently increased to $678 as of December 31, 2019 which remained consistent at June 30, 2020, and is recorded in the other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually, commencing in 2020, if any of the cumulative revenue targets are achieved. The fair value of the earn-out will be re-evaluated at each reporting period and adjustments will be recorded as needed. See Note 10 for additional information.

In November 2018, the Company completed an acquisition of certain lease options, which provided for an earn-out if the lease option is exercised and if certain financial metrics are achieved. The Company evaluated the acquired lease options and concluded that the fair-value of this contingent liability was approximately $363, which was subsequently increased to $378 at December 31, 2019 which remained consistent at June 30, 2020, and is recorded in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be re-evaluated at each reporting period and adjustments will be recorded as needed.

In April 2020, the Company completed an acquisition which provided for a profit earn-out contingent upon the acquired project meeting certain financial return targets. The Company evaluated the financial forecasts of the acquired asset and concluded that fair value of the earn-out was $0 at completion of the acquisition which will be re-evaluated at each reporting period. The contingent consideration will be paid annually beginning in 2021, if the financial return targets are achieved.

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
		June 30,	December 31,
	Level	2020	2019
Assets:
Interest rate swap instruments	2	$—	$15
Commodity swap instruments	2	151	198
Total assets		$151	$213
Liabilities:
Interest rate swap instruments	2	$11,679	$6,236
Interest make-whole provisions	2	1,388	918
Contingent consideration	3	678	678
Total liabilities		$13,745	$7,832

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
The key assumptions as of June 30, 2020, related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited, used in the model include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.

The following table sets forth a summary of changes in fair value of contingent liabilities classified as Level 3 for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Contingent consideration liabilities balance at December 31, 2019 and 2018	$678	$600
Changes in the fair value of contingent consideration obligation	—	25
Contingent consideration liabilities balance at June 30, 2020 and 2019	$678	$625

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At June 30, 2020 and December 31, 2019 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or level three financial instruments for the six months ended June 30, 2020 and the year ended December 31, 2019.
Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding financing leases, are as follows:

	As of June 30, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$320,622	$312,905	$309,377	$307,508
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at June 30, 2020 or December 31, 2019.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of the Company’s derivative instruments as follows at June 30, 2020 and December 31, 2019:

	Derivatives as of
	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	Other assets	$15
Interest rate swap contracts	Other liabilities	11,653	Other liabilities	6,210
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$26	Other liabilities	$26
Commodity swap contracts	Other assets	151	Other assets	198
Interest make-whole provisions	Other liabilities	1,388	Other liabilities	918

As of June 30, 2020 all but two of the Company’s freestanding derivatives were designated as hedging instruments. As of December 31, 2019 all but three of the Company’s freestanding derivatives were designated as hedging instruments.
The following tables present information about the effects of the Company’s derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$306	$(1)	$405	$(50)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(11)	$69	$(1)	$69
Commodity swap contracts	Other expenses, net	95	(172)	47	(172)
Interest make-whole provision	Other expenses, net	655	(62)	470	(785)

Six Months Ended
June 30, 2020
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(4,742)
Unrealized loss recognized in AOCI	(4,455)
Loss reclassified from AOCI to other expenses, net	405
Accumulated loss in AOCI at the end of the period	$(8,792)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The following tables present a listing of all the Company’s active derivative instruments as of June 30, 2020:

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	9,505	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	6,968	Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Interest make-whole provisions	Liability	June/August 2018	December 2038	$1,388

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
A summary of amounts related to the investment funds in the Company’s condensed consolidated balance sheets is as follows:

	June 30,	December 31,
	2020(1)	2019(1)
Cash and cash equivalents	$7,138	$4,666
Restricted cash	926	586
Accounts receivable, net	348	532
Costs and estimated earnings in excess of billings	2,237	1,125
Prepaid expenses and other current assets	75	108
Total VIE current assets	10,724	7,017
Property and equipment, net	1,266	1,266
Energy assets, net	145,521	142,456
Operating lease assets	6,525	6,511
Other assets	262	1,662
Total VIE assets	$164,298	$158,912
Current portions of long-term debt and financing lease liabilities	$2,240	$2,252
Accounts payable	47	2,006
Accrued expenses and other current liabilities	1,521	2,203
Current portions of operating lease liabilities	117	102
Total VIE current liabilities	3,925	6,563
Long-term debt and financing lease liabilities, less current portions and net of deferred financing fees	24,127	24,654
Long-term portions of operating lease liabilities	6,303	6,180
Other liabilities	1,749	1,171
Total VIE liabilities	$36,104	$38,568
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
Unconsolidated joint ventures are accounted for under the equity method. For those joint ventures, the Company's investment balances for the joint venture are included in other assets on the condensed consolidated balance sheets and the Company’s pro rata share of net income or loss is included in operating income. The Company’s investments in equity method joint ventures on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 was a net asset of $1,342 and $1,292, respectively. During the three and six months ended June 30, 2020, the Company recognized expense of $24 and $77, respectively, from equity method joint ventures. During the three and six months ended June 30, 2019, the Company recognized expense of $74 from equity method joint ventures.

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
The purchase price for two of the funds investors’ interests in the investment funds under the put options is the lessor of fair market value at the time the option is exercised and a specified amount, ranging from $659 - $917. The purchase price for the two of the remaining funds investors’ interest in the investment funds under the put options is the sum of (i) the fair market value at the time the option is exercised, and (ii) the closing costs incurred by the investor in connection with the exercise of the put option. The purchase price for the remaining fund investors’ interest in the investment funds under the put options is the lessor of fair market value at the time the option is exercised and the sum of (i) 5% of the investors’ contributed capital balance at the time the option is exercisable, and (ii) the fair market value of any unpaid tax law change losses incurred by the investor in connection with the exercise of the put option. The put options for the investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The put options are not expected to become exercisable prior to 2022.
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. At both June 30, 2020 and December 31, 2019 redeemable non-controlling interests were reported at their carrying value totaling $36,303 and $31,616, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$4,365	$9,216	$10,566	$13,363
Basic weighted-average shares outstanding	47,488	46,387	47,500	46,340
Effect of dilutive securities:
Stock options	1,031	1,294	1,071	1,326
Diluted weighted-average shares outstanding	48,519	47,681	48,571	47,666

For the three months ended June 30, 2020 and 2019, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,450 and 446, respectively. For the six months ended June 30, 2020 and 2019, the total number of shares of common stock related to stock options excluded from the calculation of dilutive shares, as the effect would be anti-dilutive, were 1,388 and 372, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by the Company’s Board of Directors in February 2020 and approved by its stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Upon its effectiveness, 5,000 shares of the Company’s Class A common stock were reserved for issuance under the 2020 Plan. As of June 30, 2020, the Company had granted options to purchase 85 shares of Class A common stock under the 2020 Plan.
In May 2020, the Company amended its 2017 Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase up to an aggregate of 350 shares of the Company’s Class A common stock. This plan commenced December 1, 2017 and was previously amended on August 2018. The ESPP allows participants to purchase shares of common stock at a 5% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the six months ended June 30, 2020 and 2019, the Company issued 28 and 22 shares, respectively, under the ESPP.

Stock-Based Compensation Expense
For the three months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense, including expense related to the ESPP, of $430 and $397, respectively, in connection with the stock-based payment awards. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense, including expense related to the ESPP, of $859 and $782, respectively, in connection with the stock-based payment awards. The compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. As of June 30, 2020, there was $11,167 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.8 years.
No awards to individuals who were not either an employee or director of the Company were granted during the six months ended June 30, 2020 or during the year ended December 31, 2019.
Stock Option Grants
During the three months ended June 30, 2020, the Company granted 85 common stock options to certain employee and directors under its 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. During the six months ended June 30, 2020, the Company granted 281 common stock options to certain employees and directors under its 2010 and 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock in February 2017 and to $17,553 of the Company's Class A common stock in August 2019, in each case, from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the six months ended June 30, 2020, the Company repurchased an immaterial amount of shares of common stock. During the six months ended June 30, 2019, the Company did not repurchase any shares of common stock.

15. BUSINESS SEGMENT INFORMATION
The Company reports results under ASC 280, Segment Reporting. The Company’s reportable segments are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). The Company’s U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services, which include the construction of small-scale plants that the company owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. The Company’s Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

than solar, and generated by small-scale plants that the Company owns and O&M services for customer owned small-scale plants. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar-PV energy products and systems which we refer to as integrated PV.
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
An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended June 30, 2020
Revenues	$88,702	$84,491	$9,035	$23,129	$17,679	$223,036
Interest income	34	34	—	2	—	70
Interest expense	2,190	345	165	1,128	18	3,846
Depreciation and amortization of intangible assets	3,000	941	381	5,420	429	10,171
Unallocated corporate activity	—	—	—	—	—	(10,397)
Income before taxes, excluding unallocated corporate activity	5,012	9,945	516	2,904	856	19,233
Three Months Ended June 30, 2019
Revenues	$88,220	$55,022	$7,883	$23,265	$23,793	$198,183
Interest income	—	19	—	23	39	81
Interest expense	1,713	208	174	1,285	—	3,380
Depreciation and amortization of intangible assets	2,464	806	315	5,686	376	9,647
Unallocated corporate activity	—	—	—	—	—	(8,841)
Income before taxes, excluding unallocated corporate activity	2,458	10,043	241	3,400	2,010	18,152
Six Months Ended June 30, 2020
Revenues	$173,429	$153,236	$20,427	$45,853	$42,504	$435,449
Interest income	70	74	—	16	—	160
Interest expense	3,671	1,091	337	2,173	33	7,305
Depreciation and amortization of intangible assets	5,763	1,958	772	10,707	805	20,005
Unallocated corporate activity	—	—	—	—	—	(20,741)
Income before taxes, excluding unallocated corporate activity	8,735	17,039	295	4,573	3,068	33,710
Six Months Ended June 30, 2019
Revenues	$143,817	$98,079	$15,031	$44,495	$46,873	$348,295
Interest income	63	68	—	44	39	214
Interest expense	2,570	418	338	2,862	—	6,188
Depreciation and amortization of intangible assets	4,646	1,623	590	10,902	724	18,485
Unallocated corporate activity	—	—	—	—	—	(16,849)
Income (loss) before taxes, excluding unallocated corporate activity	2,180	15,664	(48)	4,781	6,711	29,288

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
(in thousands, except per share amounts)

16. DEBT
As of June 30, 2020 and December 31, 2019, the Company’s outstanding debt obligations comprised of the following:

	Commencement Date	Maturity Date	Acceleration Clause(2)	Rate as of
				June 30, 2020	June 30, 2020	December 31, 2019
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2024	NA	3.52%	$125,828	$112,216
Variable rate term loan payable in semi-annual installments	January 2006	February 2021	Yes	2.55%	350	625
Variable rate term loan payable in semi-annual installments	January 2006	June 2024	Yes	2.30%	6,081	6,609
Term loan payable in quarterly installments	March 2011	March 2021	Yes	7.25%	504	831
Term loan payable in monthly installments	October 2011	June 2028	NA	6.11%	3,285	3,649
Variable rate term loan payable in quarterly installments	October 2012	May 2025	NA	2.55%	40,255	28,217
Variable rate term loan payable in quarterly installments	September 2015	March 2023	NA	3.05%	15,516	15,976
Term loan payable in quarterly installments	August 2016	July 2031	NA	4.95%	3,383	3,769
Term loan payable in quarterly installments	March 2017	March 2028	NA	5.00%	3,310	3,521
Term loan payable in monthly installments	April 2017	April 2027	NA	4.50%	21,373	22,553
Term loan payable in quarterly installments	April 2017	February 2034	NA	5.61%	2,511	2,706
Variable rate term loan payable in quarterly installments	June 2017	December 2027	NA	2.75%	11,123	11,740
Variable rate term loan payable in quarterly installments	February 2018	August 2022	Yes	7.80%	10,442	15,645
Term loan payable in quarterly installments	June 2018	December 2038	Yes	5.15%	27,911	28,583
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	Yes	2.35%	8,665	9,003
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	Yes	2.66%	8,753	9,092
Fixed rate note	April 2020	April 2040	NA	5.00%	204	—
Long term finance liability in semi-annual installments(3)	July 2019	July 2039	NA	0.28%	3,785	3,841
Long term finance liability in semi-annual installments(3)	November 2019	November 2039	NA	—%	6,970	8,794
Term loan payable in quarterly installments	December 2019	December 2021	Yes	6.50%	19,734	27,226
Financing leases(1)					26,155	28,497
					$346,138	$343,093
Less - current maturities					44,216	69,969
Less - deferred financing fees					6,874	6,943
Long term debt and financing lease liabilities					$295,048	$266,181
(1) Financing leases do not include approximately $20,338 and $22,015 in future interest payments for June 30, 2020 and December 31, 2019, respectively.
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
Senior Secured Credit Facility - Revolver and Term Loan
As of March 31, 2020, the Company amended the Company’s senior secured credit facility which increased the total funded debt to EBITDA covenant ratio to a maximum of 3.75 for the year ended December 31, 2020. The amendment also increased the Eurocurrency Rate floor to 1% from 0%. The total commitment under the amended credit facility (revolving credit, term loan and swing line) remains unchanged, which is $185,000.
At June 30, 2020, funds of $35,668 are available for borrowing under the revolving credit facility.
April 2020 Note
In April 2020, the Company issued a note to a developer in connection with acquisition of one energy project, discussed in Note 6. The note provides a principal amount of $204 and bears interest at a fixed rate of 5%. The principal and interest payments can be redeemed at any time after the issue date within 20 years before the loan note is expired after the issuance and prior to maturity in April 2040. At June 30, 2020, $204 was outstanding under this loan note.
May 2020 Credit Facility
In May 2020, the Company amended a non-recourse credit facility with two banks. The amended and restated credit facility replaces and extended the Company’s existing credit facility to May 27, 2025 from May 31, 2020. The amended credit facility provides an amended principal amount of $41,850. The amended credit facility bears interest at a rate of 2.25% above LIBOR. The interest rate increases by 0.125% above the base rate every three years following the date of execution. The principal and interest payments are due in quarterly installments. At June 30, 2020, $40,255 was outstanding under the amended credit facility, net of debt discount and deferred financing fees.
June 2020 Construction Revolver
In June 2020, the Company entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of its owned projects. The facility bears interest at (i) 1.5% above LIBOR or (ii) 0.5% above a base rate defined in the credit agreement, dependent on the type of borrowing requested by the Company. The revolving facility matures in November 2020, with all remaining unpaid amounts outstanding under the facility due at that time. As of June 30, 2020, the Company has no borrowings under the construction revolving facility.
As of June 30, 2020, the Company was not in compliance with certain financial covenant requirements on one of the Company’s project financing debt facilities. The Company has received a waiver from the financial institution to waive the failure in July 2020, effective as of June 30, 2020.

17. SUBSEQUENT EVENT
In July 2020, the Company entered into a revolving loan agreement with a bank, with a borrowing capacity of $30,000 for use in financing the Company’s construction cost of energy projects. The facility may, at request of the Company, be increased by up to an additional $20,000 after certain conditions have been met. The facility bears interest at a rate of 1.75% over LIBOR and matures in July 2022, with all remaining unpaid amounts outstanding under the facility due at that time.
In July 2020, the Company closed on $1,431 solar PV project under the Company’s master lease agreement discussed in Note 8 with a twenty-year term. The principal and interest payments are due in semi annual installments and the long term finance facility matures on July 30, 2040, with all remaining unpaid amounts outstanding under the agreement due at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 4, 2020 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; and other characterizations of future events or circumstances are forward-looking statements. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance and the global economy and financial markets. The extent to which COVID-19 impacts us, suppliers, customers, employees and supply chains will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
COVID-19 Update
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our suppliers, customers, employees and supply chains. While we did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others.

Further, the overall impact of COVID-19 on our condensed consolidated results of operations for the six months ended June 30, 2020 was not material. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect to experience delays in our project award conversions and potential construction slowdowns as a result of known shelter-in-place restrictions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
The overall impact of COVID-19 on our condensed consolidated results of operations for the six months ended June 30, 2020 was not material. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect to experience delays in our project award conversions and potential construction slowdowns as a result of known shelter-in-place restrictions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report, and the risks described in Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

As of June 30, 2020, we had fully-contracted backlog of approximately $1,017.7 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,201.9 million. As of June 30, 2019, we had fully-contracted backlog of approximately $788.7 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,236.5 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of June 30, 2020 and 2019, our 12-month backlog was $612.4 million and $431.4 million, respectively.
As of June 30, 2020, we had O&M backlog of approximately $1,133.5 million in expected future revenues under signed multi-year customer contracts for the delivery of O&M services. As of June 30, 2019, we had O&M backlog of approximately $906.5 million in expected future revenues under signed multi-year customer contracts for the delivery of O&M services.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were $752.5 million and $518.4 million as of June 30, 2020 and 2019, respectively.

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

Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended June 30,
	2020		2019
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$223,036	100.0%	$198,183	100.0%
Cost of revenues	183,528	82.3%	155,044	78.2%
Gross profit	39,508	17.7%	43,139	21.8%
Selling, general and administrative expenses	26,620	11.9%	30,082	15.2%
Operating income	12,888	5.8%	13,057	6.6%
Other expenses, net	4,052	1.8%	3,746	1.9%
Income before provision from income taxes	8,836	4.0%	9,311	4.7%
Income tax provision	—	—%	804	0.4%
Net income	8,836	4.0%	8,507	4.3%
Net loss (income) attributable to redeemable non-controlling interest	(4,471)	(2.0)%	709	0.4%
Net income attributable to common shareholders	$4,365	2.0%	$9,216	4.7%

	Six Months Ended June 30,
	2020		2019
	Dollar	% of	Dollar	% of
	Amount	Revenues	Amount	Revenues
Revenues	$435,449	100.0%	$348,295	100.0%
Cost of revenues	357,495	82.1%	272,524	78.2%
Gross profit	77,954	17.9%	75,771	21.8%
Selling, general and administrative expenses	55,544	12.8%	56,165	16.1%
Operating income	22,410	5.1%	19,606	5.6%
Other expenses, net	9,441	2.2%	7,167	2.1%
Income before provision from income taxes	12,969	3.0%	12,439	3.6%
Income tax (benefit) provision	(2,503)	(0.6)%	1,061	0.3%
Net income	15,472	3.6%	11,378	3.3%
Net loss (income) attributable to redeemable non-controlling interest	(4,906)	(1.1)%	1,985	0.6%
Net income attributable to common shareholders	$10,566	2.4%	$13,363	3.8%
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$223,036	$198,183	$24,853	12.5%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$435,449	$348,295	$87,154	25.0%

Revenues increased $24.9 million, or 12.5%, to $223.0 million for the three months ended June 30, 2020 compared to the same period of 2019 primarily due to a $26.8 million increase in our project revenue, a $2.7 million increase in our energy assets revenue, and a $1.5 million increase in our O&M revenue, partially offset by a $4.4 million decrease in our integrated PV revenue and a $1.7 million decrease in other revenue.
Revenues increased $87.2 million, or 25.0% to $435.4 million for the six months ended June 30, 2020 compared to the same period of 2019 primarily due to a $83.8 million increase in our project revenue, a $5.9 million increase in our energy asset revenue, and a $4.4 million increase in our O&M revenue, partially offset by a $4.4 million decrease in our integrated PV revenue and a $2.5 million decrease in other revenue.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Cost of revenues	$183,528	$155,044	$28,484	18.4%
Gross margin	17.7%	21.8%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Cost of revenues	$357,495	$272,524	$84,971	31.2%
Gross margin	17.9%	21.8%
Cost of revenues increased $28.5 million, or 18.4%, to $183.5 million and gross margin percentage decreased to 17.7%, from 21.8%, for the three months ended June 30, 2020 compared to the same period of 2019. The increase in cost of revenues is primarily due to the increase in project revenues. The decrease in gross margin is primarily due to increased levels of design-build work along with other lower margin projects as part of the project revenue mix, lower margin energy and incentive revenue, and unplanned maintenance on certain O&M projects.
Cost of revenues increased $85 million, or 31.2%, to $357.5 million and gross margin percentage decreased to 17.9%, from 21.8%, for the six months ended June 30, 2020 compared to the same period of 2019. The increase in cost of revenues is primarily due to the increase in project revenues. The decrease in gross margin is primarily due to increased levels of design-build work along with other lower margin projects as part of the project revenue mix.

Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Selling, general and administrative expenses	$26,620	$30,082	$(3,462)	(11.5)%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Selling, general and administrative expenses	$55,544	$56,165	$(621)	(1.1)%

Selling, general and administrative expenses decreased $3.5 million, or 11.5%, to $26.6 million for the three months ended June 30, 2020, compared to the same period of 2019 due to a decrease in salaries and benefits of $2.7 million primarily resulting from higher utilization and lower travel expenses. For the six months ended June 30, 2020, selling, general and administrative expenses decreased $0.6 million, or 1.1%, to $55.5 million compared to the same period of 2019, primarily due to a decrease in salaries and benefits of $3.1 million resulting from increased utilization partially offset by a gain of $2.2 million on the deconsolidation of a variable interest entity recognized during the first quarter of 2019.

Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended June 30, 2020 and 2019, we recorded amortization expense related to these intangible assets of $0.2 million. For the six months ended June 30, 2020 and 2019, we recorded amortization expense related to these intangible assets of $0.4 million.

Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses, amortization of deferred financing costs, and certain government incentives. Other expenses, net increased $0.3 million to $4.1 million for the three months ended June 30, 2020 compared to the same period of 2019, primarily due to higher interest expenses partially offset by government incentives of $0.8 million received at the commercial operation date of certain solar assets which were recorded as other income. Other expenses, net increased $2.3 million to $9.4 million for the six months ended June 30, 2020 compared to the same period of 2019, primarily due to higher interest expenses.

Income Before Taxes
Income before taxes decreased $0.5 million, or 5.1%, to $8.8 million for the three months ended June 30, 2020 compared to the same period of 2019, due to the reasons described above. Income before taxes increased $0.5 million, or 4.3%, to $13.0 million for the six months ended June 30, 2020 compared to the same period of 2019, due to the reasons described above.

Provision (Benefit) from Income Taxes

The benefit for income taxes was $0 for the three months ended June 30, 2020, compared to a provision of $0.8 million for the three months ended June 30, 2019. The estimated effective annualized tax rate impacted by period discrete items applied for the three months ended June 30, 2020 was 0% of benefit compared to 8.6% of provision for the three months ended June 30, 2019.
The benefit for income taxes was ($2.5) million for the six months ended June 30, 2020, compared to a provision of $1.1 million for the six months ended June 30, 2019. The estimated effective annualized tax rate impacted by period discrete items applied for the six months ended June 30, 2020 was (19.3)% of benefit compared to 8.5% of provision for the six months ended June 30, 2019.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2020, tax deductions related to Section 179D deduction, tax basis adjustments on certain partnership flip transactions and tax rate benefits associated with net operating loss carrybacks made possible by the passing of CARES Act on March 27, 2020. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which were placed into service or were forecasted to be placed into service during 2019. We estimate the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000 , an estimated refund of taxes paid in prior years of approximately $1,700 and the carryback provides an additional refund of approximately $3,600 related to Alternative Minimum Tax.
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
Net Income and Earnings Per Share
Net income increased $0.3 million, or 3.9%, to $8.8 million for the three months ended June 30, 2020 compared to $8.5 million for the same period of 2019. Net income increased $4.1 million, or 36.0%, to $15.5 million for the six months ended June 30, 2020 compared to $11.4 million for the same period of 2019.

Basic earnings per share for the three months ended June 30, 2020 was $0.09, a decrease of $0.11 per share compared to the same period of 2019. Diluted earnings per share for the three months ended June 30, 2020 was $0.09, a decrease of $0.10 per share, compare to the same period of 2019. Basic earnings per share for the six months ended June 30, 2020 was $0.22 a decrease of $0.07 per share compared to the same period of 2019. Diluted earnings per share for the six months ended June 30, 2020 was $0.22, a decrease of $0.06 per share, compared to the same period of 2019.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three and six months ended June 30, 2020 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$88,702	$88,220	$482	0.5%
Income before taxes	$5,012	$2,458	$2,554	103.9%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$173,429	$143,817	$29,612	20.6%
Income before taxes	$8,735	$2,180	$6,555	300.7%

Revenues for our U.S. Regions segment increased $0.5 million, or 0.5%, to $88.7 million for the three months ended June 30, 2020 compared to the same period of 2019. Revenues for our U.S. Regions segment increased $29.6 million, or 20.6%, to $173.4 million for the six months ended June 30, 2020 compared to the same period of 2019 primarily due to an increase in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year.

Income before taxes for our U.S. Regions segment increased $2.6 million, or 103.9%, to $5.0 million for the three months ended June 30, 2020 compared to a $2.5 million for the same period of 2019 primarily due to a decrease in operating expenses attributed to lower salary and benefit costs. Income before taxes for our U.S. Regions segment increased $6.6 million, or 300.7%, to $8.7 million for the six months ended June 30, 2020 compared to $2.2 million for the same period of 2019 primarily due to the increase in revenues described above.

U.S. Federal

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$84,491	$55,022	$29,469	53.6%
Income before taxes	$9,945	$10,043	$(98)	(1.0)%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$153,236	$98,079	$55,157	56.2%
Income before taxes	$17,039	$15,664	$1,375	8.8%

Revenues for our U.S. Federal segment increased $29.5 million, or 53.6%, to $84.5 million for the three months ended June 30, 2020 compared to the same period of 2019. Revenues for our U.S. Federal segment increased $55.2 million, or 56.2%, to $153.2 million for the six months ended June 30, 2020 compared to the same period of 2019. The increase in revenues for the three and six months ended June 30, 2020 were primarily due to an increase in project revenue attributable to timing of revenue recognized as a result of the phase of active projects versus prior year.

Income before taxes for our U.S. Federal segment decreased $0.1 million, or (1.0)%, to $9.9 million for three months ended June 30, 2020 compared to $10.0 million for the same period of 2019, which relates to the increase in revenue described above offset by an unfavorable project mix resulting in lower gross margins due to increased levels of design-build work along with other lower margin projects and unplanned maintenance on certain O&M projects. Income before taxes for our U.S. Federal segment increased $1.4 million, or 8.8%, to $17.0 million for six months ended June 30, 2020 compared to $15.7 million for the same period of 2019 due to the increase in revenues described above.

Canada

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$9,035	$7,883	$1,152	14.6%
Income before taxes	$516	$241	$275	114.1%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$20,427	$15,031	$5,396	35.9%
Income (loss) before taxes	$295	$(48)	$343	714.6%

Revenues for our Canada segment increased to $9.0 million for the three months ended June 30, 2020 compared to $7.9 million the same period of 2019. Revenues for our Canada segment increased to $20.4 million for the six months ended June 30, 2020 compared to $15.0 million the same period of 2019. The increase in revenues for the three and six months ended June 30, 2020 were primarily due to an increase in project revenues related to the progression of certain active projects and an increase in revenue from the growth of energy assets in operation.

Income before taxes for our Canada segment increased $0.3 million for the three months ended June 30, 2020 to $0.5 million compared to a $0.2 million for the same period of 2019. The increase is due primarily to a decrease in salaries and benefits and project development costs, and favorable foreign currency exchange rate fluctuations versus the prior year. Income before taxes for our Canada segment improved $0.3 million for the six months ended June 30, 2020 to $0.3 million compared to an immaterial loss for the same period of 2019. The increase is primarily due to the increase in revenues described above and a decrease in salaries and benefits and project development costs versus the prior year.

Non-Solar DG

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$23,129	$23,265	$(136)	(0.6)%
Income before taxes	$2,904	$3,400	$(496)	(14.6)%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$45,853	$44,495	$1,358	3.1%
Income before taxes	$4,573	$4,781	$(208)	(4.4)%

Revenues for our Non-Solar DG segment decreased $0.1 million, or 0.6%, to $23.1 million for the three months ended June 30, 2020 compared to the same period of 2019. Revenues for our Non-Solar DG segment increased $1.4 million, or 3.1%, to $45.9 million for the six months ended June 30, 2020 compared to the same period of 2019, primarily due to an increase in project revenues related to the progression of certain active projects.
Income before taxes for our Non-Solar DG segment decreased $0.5 million, or 14.6%, to $2.9 million for the three months ended June 30, 2020 compared to the same period of 2019. Income before taxes for our Non-Solar DG segment decreased $0.2 million, or 4.4%, to $4.6 million for the six months ended June 30, 2020 compared to the same period of 2019. The decrease for the three and six months ended June 30, 2020 was primarily due to lower profit margins on project revenues partially offset by lower interest expenses.

All Other & Unallocated Corporate Activity

	Three Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$17,679	$23,793	$(6,114)	(25.7)%
Income before taxes	$856	$2,010	$(1,154)	(57.4)%
Unallocated corporate activity	$(10,397)	$(8,841)	$(1,556)	(17.6)%

	Six Months Ended June 30,		Dollar	Percentage
	2020	2019	Change	Change
Revenues	$42,504	$46,873	$(4,369)	(9.3)%
Income before taxes	$3,068	$6,711	$(3,643)	(54.3)%
Unallocated corporate activity	$(20,741)	$(16,849)	$(3,892)	(23.1)%

Revenues for our All Other segment decreased $6.1 million, or 25.7%, to $17.7 million for the three months ended June 30, 2020 compared to the same period of 2019 primarily due to an decrease in integrated PV and project revenues. Revenues for our All Other segment decreased $4.4 million, or 9.3%, to $42.5 million for the six months ended June 30, 2020 compared to the same period of 2019 primarily due to a decrease in integrated PV revenues.

Income before taxes for our All Other segment decreased $1.2 million, or 57.4%, to $0.9 million for the three months ended June 30, 2020 compared to the same period of 2019 primarily due to the decrease in revenues described above. Income before taxes for our All Other segment decreased $3.6 million, or 54.3%, to $3.1 million for the six months ended June 30, 2020 compared to the same period of 2019 due to the decrease in revenues described above and a gain of $2.2 million recognized on the deconsolidation of a variable interest entity during the first quarter of 2019.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We estimate the payment of approximately $5.0 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). We estimate the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000 , an estimated refund of taxes paid in prior years of approximately $1,700 and the carryback provides an additional refund of approximately $3,600 related to Alternative Minimum Tax credits.
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
The amount of interest capitalized relating to construction financing during the period of construction for the six months ended June 30, 2020 and 2019 was $1.8 million and $1.6 million, respectively.
Cash flows from operating activities. Operating activities used $73.6 million of net cash during the six months ended June 30, 2020. During that period, we had net income of $15.5 million, which is net of non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, net loss on derivatives, unrealized foreign exchange loss and other non-cash items totaling $28.3 million. Increases in project development costs, and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable used $55.4 million in cash. These were offset by decreases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets and other assets, and increases in billings in excess of cost and estimated earnings and other liabilities which provided for $27.8 million in cash. Increases in Federal ESPC receivables used an additional $89.8 million. As described above, Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Operating activities used $109.3 million of net cash during the six months ended June 30, 2019. During that period, we had net income of $11.4 million, which is net of non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, gain on deconsolidation of a VIE, net gain on derivatives, unrealized foreign exchange loss and other non-cash items totaling $18.6 million. Increase in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, project development costs and other assets, and decreases in accounts payable, accrued expenses and other current liabilities, billings in excess of costs and estimated earnings and other liabilities used $80.1 million in cash. These were offset by an increase in income tax payable which provided for $2.7 million in cash. Increase in Federal ESPC receivables used an additional $61.8 million.
Cash flows from investing activities. Cash flows from investing activities during the six months ended June 30, 2020 used $78.7 million. We invested $77.2 million on purchases of energy assets during the six months ended June 30, 2020. In addition, we invested $1.4 million in purchases of other property and equipment, and made contributions of $0.1 million in an equity investment. We currently plan to invest approximately $110.0 million to $160.0 million in additional capital expenditures for the remainder of 2020, principally for the construction or acquisition of new renewable energy plants.

Cash flows from investing activities during the six months ended June 30, 2019 used $50.7 million. We invested $46.5 million on purchases of energy assets during the six months ended June 30, 2019. In addition, we invested $2.8 million in purchases of other property and equipment, $1.3 million related to acquisitions of businesses and made contribution of $0.2 million in an equity investment.
Cash flows from financing activities. Cash flows from financing activities during the six months ended June 30, 2020 provided $142.4 million. This was primarily due to proceeds received from Federal ESPC projects and energy assets of $135.1 million, proceeds from exercises of stock options and ESPP of $5.1 million, net proceeds from our senior secured credit facility of $16.0 million, net proceeds from long-term debt financings of $14.2 million and net proceeds from redeemable non-controlling interests of $0.1 million. This was partially offset by payments on long-term debt of $25.9 million, and payments of financing fees of $2.2 million.
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
We currently plan additional project financings of approximately $110.0 million to $160.0 million for the remainder of 2020 to fund the construction or acquisition of new renewable energy plants discussed above.
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
As of June 30, 2020, the Company was not in compliance with certain financial covenant requirements on one of the Company’s project financing debt facilities. The Company has received a waiver from the financial institution to waive the failure in July 2020, effective as of June 30, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2020, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.
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

Item 1A. Risk Factors
As of June 30, 2020, there have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019 or Item 1A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program

The following table provides information as of and for the quarter ended June 30, 2020 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016, as increased from time to time (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	—	—	$5,897,229
May 1, 2020 - May 31, 2020	—	—	—	$5,897,229
June 1, 2020 - June 30, 2020	—	—	—	$5,897,229
Total	—	$—	—	$5,897,229

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
10.1+
Ameresco, Inc. 2020 Stock Incentive Plan. Filed as Exhibit 99.2 Ameresco, Inc. 2020 Stock Incentive Plan. Filed as Exhibit 99.2 to our Registration Statement on Form S-8 (reg. no. 333-238792) and incorporated herein by reference.

10.2+*	Form of Incentive Stock Option Agreement granted under Ameresco, Inc. 2020 Stock Incentive Plan.
10.3+*	Form of Director Stock Option Agreement granted under Ameresco, Inc. 2020 Stock Incentive Plan.
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

10.5+
Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 and filed with the Commission on August 8, 2019 (file no. 001-34811) and incorporated herein by reference.

10.6+	Stock Ownership Guidelines. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on April 24, 2019 (file no. 001-34811) and incorporated herein by reference.
10.7+
Offer Letter between the Company and Doran Hole dated June 26, 2019. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 (file no. 001-34811) and incorporated herein by reference.

10.8+*	Ameresco, Inc. 2017 Employee Stock Purchase Plan, as amended.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date: August 4, 2020	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)