Form 10-Q
period 2020-09-30
Ameresco, Inc.
filed 2020-11-03
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of November 2, 2020
Class A Common Stock, $0.0001 par value per share	AMRC	29,866,075
Class B Common Stock, $0.0001 par value per share		18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019	1

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 5. Other Information	47

Item 6. Exhibits	49

Signatures	50

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$45,351	$33,223
Restricted cash (1)	15,598	20,006
Accounts receivable, net of allowance of $980 and $2,260, respectively (1)	121,672	95,863
Accounts receivable retainage, net	24,359	16,976
Costs and estimated earnings in excess of billings (1)	179,909	202,243
Inventory, net	9,081	9,236
Prepaid expenses and other current assets (1)	34,775	29,424
Income tax receivable	10,263	5,033
Project development costs	15,571	13,188
Total current assets (1)	456,579	425,192
Federal ESPC receivable	330,607	230,616
Property and equipment, net (1)	9,545	10,104
Energy assets, net (1)	670,139	579,461
Goodwill, net	58,172	58,414
Intangible assets, net	1,072	1,614
Operating lease assets (1)	36,336	32,791
Other assets (1)	22,247	35,821
Total assets (1)	$1,584,697	$1,374,013
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$61,521	$69,969
Accounts payable (1)	205,536	202,416
Accrued expenses and other current liabilities (1)	30,059	31,356
Current portions of operating lease liabilities (1)	6,010	5,802
Billings in excess of cost and estimated earnings	35,320	26,618
Income taxes payable	221	486
Total current liabilities (1)	338,667	336,647
Long-term debt and financing lease liabilities, net of current portion and deferred financing fees (1)	278,127	266,181
Federal ESPC liabilities	385,386	245,037
Deferred income taxes, net	3,994	115
Deferred grant income	7,007	6,885
Long-term operating lease liabilities, net of current portion (1)	32,509	29,101
Other liabilities (1)	39,529	29,575
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	36,421	31,616
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2020 and December 31, 2019 of $166,678 and $158,912, respectively. Includes non-recourse liabilities of consolidated VIEs at September 30, 2020 and December 31, 2019 of $35,334 and $38,568, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2020	December 31, 2019
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 31,967,870 shares issued and 29,866,075 shares outstanding at September 30, 2020, 31,331,345 shares issued and 29,230,005 shares outstanding at December 31, 2019	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	141,599	133,688
Retained earnings	344,936	314,459
Accumulated other comprehensive loss, net	(11,695)	(7,514)
Treasury stock, at cost, 2,101,795 shares at September 30, 2020 and 2,101,340 shares at December 31, 2019	(11,788)	(11,782)
Total stockholders’ equity	463,057	428,856
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,584,697	$1,374,013

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$282,507	$212,026	$717,956	$560,321
Cost of revenues	231,133	167,333	588,628	439,857
Gross profit	51,374	44,693	129,328	120,464
Selling, general and administrative expenses	26,859	31,231	82,403	87,396
Operating income	24,515	13,462	46,925	33,068
Other expenses, net	3,726	4,192	13,167	11,359
Income before income taxes	20,789	9,270	33,758	21,709
Income tax provision	3,100	939	597	2,000
Net income	17,689	8,331	33,161	19,709
Net loss (income) attributable to redeemable non-controlling interests	2,313	539	(2,593)	2,524
Net income attributable to common shareholders	$20,002	$8,870	$30,568	$22,233

Net income per share attributable to common shareholders:
Basic	$0.42	$0.19	$0.64	$0.48
Diluted	$0.41	$0.19	$0.62	$0.47
Weighted average common shares outstanding:
Basic	47,788	46,555	47,597	46,413
Diluted	49,101	47,693	48,785	47,675

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2020	2019
Net income	$17,689	$8,331
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $199 and $(410)	638	(1,135)
Foreign currency translation adjustments	861	(356)
Total other comprehensive income (loss)	1,499	(1,491)
Comprehensive income	19,188	6,840

Comprehensive loss attributable to redeemable non-controlling interests	2,313	539
Comprehensive income attributable to common shareholders	$21,501	$7,379

	Nine Months Ended September 30,
	2020	2019
Net income	$33,161	$19,709
Other comprehensive (loss) income:
Unrealized loss from interest rate hedges, net of tax effect of $(1,209) and $(1,308)	(3,412)	(3,949)
Foreign currency translation adjustments	(769)	289
Total other comprehensive loss	(4,181)	(3,660)
Comprehensive income	28,980	16,049

Comprehensive (income) loss attributable to redeemable non-controlling interests	(2,593)	2,524
Comprehensive income attributable to common shareholders	$26,387	$18,573

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2020 and 2019
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, June 30, 2019	$32,037	28,412,894	$3	18,000,000	$2	$126,693	$283,386	$(8,118)	2,091,040	$(11,638)	$390,328
Exercise of stock options	—	630,220	—	—	—	4,005	—	—	—	—	4,005
Stock-based compensation expense	—	—	—	—	—	413	—	—	—	—	413
Open market purchase of common shares	—	(10,000)	—	—	—	—	—	—	10,000	(139)	(139)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(1,135)	—	—	(1,135)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(356)	—	—	(356)
Contributions from redeemable non-controlling interests	974	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(364)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(539)	—	—	—	—	—	8,870	—	—	—	8,870
Balance, September 30, 2019	$32,108	29,033,114	$3	18,000,000	$2	$131,111	$292,256	$(9,609)	2,101,040	$(11,777)	$401,986

Balance, June 30, 2020	$36,303	29,718,102	$3	18,000,000	$2	$139,625	$325,025	$(13,194)	2,101,795	$(11,788)	$439,673
Exercise of stock options	—	147,813	—	—	—	1,450	—	—	—	—	1,450
Stock-based compensation expense	—	—	—	—	—	522	—	—	—	—	522
Employee stock purchase plan	—	160	—	—	—	2	—	—	—	—	2
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	638	—	—	638
Foreign currency translation adjustment	—	—	—	—	—	—	—	861	—	—	861
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $635	2,865	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(525)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	91	—	—	—	—	—	(91)	—	—	—	(91)
Net (loss) income	(2,313)	—	—	—	—	—	20,002	—	—	—	20,002
Balance, September 30, 2020	$36,421	29,866,075	$3	18,000,000	$2	$141,599	$344,936	$(11,695)	2,101,795	$(11,788)	$463,057

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	$(5,949)	2,091,040	$(11,638)	$376,875
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	—	—	—	217	(217)	—	—	—
Exercise of stock options	—	745,484	—	—	—	4,960	—	—	—	—	4,960
Stock-based compensation expense	—	—	—	—	—	1,195	—	—	—	—	1,195
Employee stock purchase plan	—	22,124	—	—	—	305	—	—	—	—	305
Open market purchase of common shares	—	(10,000)	—	—	—	—	—	—	10,000	(139)	(139)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(3,732)	—	—	(3,732)
Foreign currency translation adjustment	—	—	—	—	—	—	—	289	—	—	289
Contributions from redeemable non-controlling interests	20,482	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(569)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(2,524)	—	—	—	—	—	22,233	—	—	—	22,233
Balance, September 30, 2019	$32,108	29,033,114	$3	18,000,000	$2	$131,111	$292,256	$(9,609)	2,101,040	$(11,777)	$401,986

Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	$133,688	$314,459	$(7,514)	2,101,340	$(11,782)	$428,856
Exercise of stock options	—	608,063	—	—	—	6,088	—	—	—	—	6,088
Stock-based compensation expense	—	—	—	—	—	1,380	—	—	—	—	1,380
Employee stock purchase plan	—	28,462	—	—	—	443	—	—	—	—	443
Open market purchase of common shares	—	(455)	—	—	—	—	—	—	455	(6)	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(3,412)	—	—	(3,412)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(769)	—	—	(769)
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $635	3,353	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,232)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	91	—	—	—	—	—	(91)	—	—	—	(91)
Net income	2,593	—	—	—	—	—	30,568	—	—	—	30,568
Balance, September 30, 2020	$36,421	29,866,075	$3	18,000,000	$2	$141,599	$344,936	$(11,695)	2,101,795	$(11,788)	$463,057

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$33,161	$19,709
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets	28,496	26,338
Depreciation of property and equipment	2,492	2,115
Amortization of debt discount and deferred financing fees	1,849	1,734
Amortization of intangible assets	528	681
Accretion of ARO and contingent consideration	64	98
Recoveries of bad debts	(1,089)	(134)
Loss on disposal / impairment of long-lived assets	2,146	—
Gain on deconsolidation of VIE	—	(2,160)
Net loss (gain) from derivatives	971	(1,072)
Stock-based compensation expense	1,380	1,195
Deferred income taxes	5,146	152
Unrealized foreign exchange (gain) loss	(43)	149
Changes in operating assets and liabilities:
Accounts receivable	(21,178)	(4,468)
Accounts receivable retainage	(7,422)	(3,079)
Federal ESPC receivable	(160,231)	(110,374)
Inventory, net	155	(2,137)
Costs and estimated earnings in excess of billings	24,824	(23,130)
Prepaid expenses and other current assets	3,916	(11,084)
Project development costs	(2,557)	(5,641)
Other assets	1,050	(698)
Accounts payable, accrued expenses and other current liabilities	(2,942)	(8,931)
Billings in excess of cost and estimated earnings	9,019	(952)
Other liabilities	1,972	(1,602)
Income taxes payable, net	(5,496)	2,566
Cash flows from operating activities	(83,789)	(120,725)
Cash flows from investing activities:
Purchases of property and equipment	(1,968)	(6,188)
Purchases of energy assets, net of grant proceeds	(125,504)	(72,140)
Acquisitions, net of cash received	—	(1,279)
Contributions to equity investment	(130)	(323)
Cash flows from investing activities	(127,602)	(79,930)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Payments of financing fees	$(3,955)	$(541)
Proceeds from exercises of options and ESPP	6,531	5,265
Repurchase of common stock	(6)	(139)
Proceeds from senior secured credit facility, net	6,000	41,343
Proceeds from long-term debt financings	40,604	7,614
Proceeds from Federal ESPC projects	194,586	115,556
Proceeds for energy assets from Federal ESPC	1,435	1,639
Proceeds from investments by redeemable non-controlling interests, net	2,854	20,173
Payments on long-term debt	(42,550)	(18,033)
Cash flows from financing activities	205,499	172,877
Effect of exchange rate changes on cash	(465)	249
Net decrease in cash, cash equivalents, and restricted cash	(6,357)	(27,529)
Cash, cash equivalents, and restricted cash, beginning of period	77,264	97,913
Cash, cash equivalents, and restricted cash, end of period	$70,907	$70,384

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,764	$12,410
Cash paid for income taxes	$1,057	$2,983
Non-cash Federal ESPC settlement	$56,454	$214,444
Accrued purchases of energy assets	$38,747	$17,224
Conversion of revolver to term loan	$—	$25,000
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$45,351	$34,104
Short-term restricted cash	15,598	13,498
Long-term restricted cash included in other assets	9,958	22,782
Total cash and cash equivalents, and restricted cash	$70,907	$70,384

See notes to condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results which may be expected for the full year. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 4, 2020.
Certain prior period amounts were reclassified or rounded to conform to the presentation in the current period.
Significant Risks and Uncertainties
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on the Company’s results of operations for the three or nine months ended September 30, 2020.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company estimates the payment of approximately $5,000 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). The Company estimates the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000, an estimated refund of taxes paid in prior years of approximately $1,700, and the carryback also provides an additional refund of approximately $3,600 related to Alternative Minimum Tax credits.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2019 annual report on Form 10-K. The Company includes herein certain updates to those policies.
Accounts Receivable and allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The Company performed an assessment of its allowance for credit losses and determined that no adjustment was required to retained earnings upon adoption.
The Company’s methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and the Company’s forecasts. Due to the short-term nature of its receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of its assessment, the Company also considered the current and expected future economic and market conditions due to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of September 30, 2020.
Changes in the allowance for credit losses are as follows:

	September 30, 2020	September 30, 2019
Allowance for credit loss, beginning of period	$2,260	$2,765
Recoveries of costs and expenses, net	(1,089)	(134)
Account write-offs and other	(191)	(45)
Allowance for credit loss, end of period	$980	$2,586

Recent Accounting Pronouncements
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Consolidations
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by related party under common control on a proportionate basis. The new standard was effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard was effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives, and Hedging, and Topic 825, Financial Instruments. The improvements to Topic 815, among other things, clarifies some areas around partial-term fair value hedges, interest rate risk, the amortization of fair value hedge basis adjustments and their disclosure, and some clarification of matters related to the transitioning to ASU 2017-12, which was adopted by the Company during the year ended December 31, 2018. The improvements to Topic 326 clarify certain aspects surrounding accounting for credit losses in connection with the Company’s receivables. These include that the Company should consider anticipated recoveries in its calculation of credit losses. For those that have already adopted ASU No. 2017-12, the new standard

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

was effective the first annual period beginning after the issuance date of ASU No. 2019-04, or as of January 1, 2020 for the Company, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its condensed consolidated financial statements and disclosures.
Others
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-0, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however, the guidance will only be available until December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and related disclosures.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by line of business, reportable segments, and geographical region for the three and nine months ended September 30, 2020 and 2019.

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Line of Business
Three Months Ended September 30, 2020
Project revenue	$79,201	$105,444	$9,311	$7,506	$13,941	$215,403
O&M revenue	4,492	11,384	—	2,009	36	17,921
Energy assets	9,060	1,325	1,227	18,535	161	30,308
Other	191	150	1,725	201	16,608	18,875
Total revenues	$92,944	$118,303	$12,263	$28,251	$30,746	$282,507
Three Months Ended September 30, 2019
Project revenue	$72,667	$58,199	$9,380	$3,059	$2,592	$145,897
O&M revenue	4,280	11,123	—	2,330	88	17,821
Energy assets	6,699	1,339	1,327	16,421	—	25,786
Other	433	597	1,958	65	19,469	22,522
Total revenues	$84,079	$71,258	$12,665	$21,875	$22,149	$212,026
Nine Months Ended September 30, 2020
Project revenue	$226,734	$233,778	$24,342	$12,881	$22,027	$519,762
O&M revenue	13,127	33,765	26	6,144	229	53,291
Energy assets	25,556	3,549	3,234	54,341	599	87,279
Other	956	447	5,088	738	50,395	57,624
Total revenues	$266,373	$271,539	$32,690	$74,104	$73,250	$717,956
Nine Months Ended September 30, 2019
Project revenue	$196,284	$134,954	$20,112	$6,318	$8,818	$366,486
O&M revenue	11,580	30,370	5	6,771	109	48,835
Energy assets	18,063	2,958	2,585	52,612	582	76,800
Other	1,969	1,055	4,994	669	59,513	68,200
Total revenues	$227,896	$169,337	$27,696	$66,370	$69,022	$560,321

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Geographical Regions
Three Months Ended September 30, 2020
United States	$92,944	$118,303	$655	$28,251	$16,173	$256,326
Canada	—	—	11,608	—	22	11,630
Other	—	—	—	—	14,551	14,551
Total revenues	$92,944	$118,303	$12,263	$28,251	$30,746	$282,507
Three Months Ended September 30, 2019
United States	$84,079	$71,258	$1,023	$21,875	$17,936	$196,171
Canada	—	—	11,642	—	50	11,692
Other	—	—	—	—	4,163	4,163
Total revenues	$84,079	$71,258	$12,665	$21,875	$22,149	$212,026
Nine Months Ended September 30, 2020
United States	$266,373	$271,539	$2,173	$74,104	$49,294	$663,483
Canada	—	—	30,517	—	124	30,641
Other	—	—	—	—	23,832	23,832
Total revenues	$266,373	$271,539	$32,690	$74,104	$73,250	$717,956
Nine Months Ended September 30, 2019
United States	$227,896	$169,337	$2,281	$66,370	$56,052	$521,936
Canada	—	—	25,415	—	157	25,572
Other	—	—	—	—	12,813	12,813
Total revenues	$227,896	$169,337	$27,696	$66,370	$69,022	$560,321
For the three months ended September 30, 2020 and 2019, approximately 95% and 93%, respectively, of revenue is recognized over time, and the remainder is for products and services transferred at a point in time. For the nine months ended September 30, 2020 and 2019, approximately 94% and 91%, respectively, of revenue is recognized over time, and the remainder is for products and services transferred at a point in time.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Accounts receivable, net	$121,672	$95,863
Accounts receivable retainage, net	$24,359	$16,976
Contract Assets:
Costs and estimated earnings in excess of billings	$179,909	$202,243
Contract Liabilities:
Billings in excess of cost and estimated earnings	$40,302	$32,178

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	September 30, 2019	December 31, 2018
Accounts receivable, net	$91,755	$85,985
Accounts receivable retainage, net	$16,652	$13,516
Contract Assets:
Costs and estimated earnings in excess of billings	$124,652	$86,842
Contract Liabilities:
Billings in excess of cost and estimated earnings	$28,768	$30,706
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
When the Company receives consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred and advanced payments received on project contracts. As of September 30, 2020 and December 31, 2019, the Company classified $4,982 and $5,560, respectively, as a non-current liability, included in other liabilities on the condensed consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the nine months ended September 30, 2020 was primarily due to billings of $464,712, offset in part by revenue recognized of approximately $434,709. The increase in contract liabilities was primarily driven by the receipt of advance payment from customers, and related billings, exceeding reductions from recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2020, the Company recognized revenue of $85,356 that was previously included in the beginning balance of contract liabilities and billed customers $86,203. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The increase in contract assets for the nine months ended September 30, 2019 was primarily due to revenue recognized of $317,088, offset in part by billings of approximately $282,568. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the nine months ended September 30, 2019, the Company recognized revenue of $92,685 that was previously included in the beginning balance of contract liabilities, and billed customers $92,427. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

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
Backlog
The Company’s remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to the Company. At September 30, 2020, the Company had backlog of $2,154,526 of which approximately 31% is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.
The Company applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less, or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Contract Acquisition Costs
The Company accounts for certain acquisition costs over the life of the contract, consisting primarily of commissions when paid. Commission costs are incurred commencing at contract signing. Commission costs are allocated across all performance obligations and deferred and amortized over the contract term on a progress toward completion basis.
As of September 30, 2020 and December 31, 2019, $1,735 of capitalized commission costs related to contracts that were not completed were included in other assets in the accompanying condensed consolidated balance sheets. For contracts that have a duration of less than one year, the Company follows a practical expedient and expenses these costs when incurred. During the three and nine months ended September 30, 2020 and 2019, the amortization of commission costs related to contracts was not material and was included in the accompanying condensed consolidated statements of income.
The Company capitalizes costs incurred related to the development of projects prior to contract signing as it is partial fulfillment of its performance obligations. Capitalized project development costs include only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. The Company classifies as a current asset those project development costs that are expected to proceed to construction activity in the twelve months that follow. The Company periodically reviews these balances and writes off any amounts where the realization of the related revenue is no longer probable. Project development costs of $1,228 and $1,080 were included in other long-term assets in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020 and 2019, $3,611 and $2,048, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts. During the nine months ended September 30, 2020 and 2019, $9,546 and $13,081, respectively, of project development costs were recognized in the condensed consolidated statements of income on projects that converted to customer contracts.
No impairment charges in connection with the Company’s commission costs or project development costs were recorded during the nine months ended September 30, 2020 and 2019.

4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
The Company accounts for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each is allocated to the net assets based on their estimated fair values at the date of each acquisition. The excess purchase price over the estimated fair value of net assets acquired, which are calculated using level 3 inputs per the fair value hierarchy as defined in Note 10, are recorded as goodwill. Intangible assets, if identified, are recorded and are amortized over periods ranging from one to fifteen years. See Note 5 for additional information.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

During the three and nine months ended September 30, 2020, the Company did not complete any acquisitions.
The results of acquired assets since the dates of the acquisitions have been included in the Company’s operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill attributable to each reporting unit are as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2019	$26,705	$3,981	$3,369	$—	$24,359	$58,414
Currency effects	—	—	(88)	—	(154)	(242)
Balance, September 30, 2020	$26,705	$3,981	$3,281	$—	$24,205	$58,172

Accumulated Goodwill Impairment
Balance, December 31, 2019	$—	$—	$(1,016)	$—	$—	$(1,016)
Balance, September 30, 2020	$—	$—	$(1,016)	$—	$—	$(1,016)
The Company performs its annual goodwill impairment testing in the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During the Company’s annual goodwill impairment testing in 2019, all reporting units had fair values that exceeded their carrying values by at least 15%. If the Company believes that one or more indicators of impairment have occurred, then the Company will perform an impairment test. The Company has the option to perform a qualitative assessment (commonly referred to as “step zero” test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and the Company’s own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform a quantitative analysis. Upon assessment, the Company concluded it was not more likely than not that the fair value of the reporting units were less than the carrying value of the reporting units as of September 30, 2020. The Company will monitor future results and will perform a test if indicators trigger an impairment review. At this time, the Company has not deemed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business to be a triggering event for impairment purposes.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The Company annually assesses whether a change in the life over which the Company’s assets are amortized is necessary, or more frequently if events or circumstances warrant.
Acquired intangible assets other than goodwill that are subject to amortization include customer contracts, customer relationships, non-compete agreements, technology and trade names. Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to five years. All other acquired intangible assets are amortized over periods ranging from approximately four to fifteen years, as determined by the nature of the respective intangible asset. The Company did not complete any acquisitions nor acquire any intangible assets during the nine months ended September 30, 2020.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	As of September 30, 2020	As of December 31, 2019
Gross Carrying Amount
Customer contracts	$7,847	$7,904
Customer relationships	12,634	12,749
Non-compete agreements	3,021	3,037
Technology	2,719	2,732
Trade names	542	544
Total gross carrying amount	26,763	26,966
Accumulated Amortization
Customer contracts	7,847	7,844
Customer relationships	11,585	11,236
Non-compete agreements	3,021	3,037
Technology	2,706	2,704
Trade names	532	531
Total accumulated amortization	25,691	25,352
Intangible assets, net	$1,072	$1,614
Amortization expense is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2020	2019	2020	2019
Customer contracts	Cost of revenues	$15	$22	$60	$67
All other intangible assets	Selling, general and administrative expenses	157	202	468	614
Total		$172	$224	$528	$681

6. ENERGY ASSETS
Energy assets consist of the following:

	September 30, 2020	December 31, 2019
Energy assets	$885,148	$767,331
Less - accumulated depreciation and amortization	(215,009)	(187,870)
Energy assets, net	$670,139	$579,461

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Included in the above energy assets are financing lease assets and associated accumulated depreciation and amortization, as follows:

	September 30, 2020	December 31, 2019
Financing lease assets	$42,402	$42,402
Less - accumulated depreciation and amortization	(7,865)	(6,268)
Financing lease assets, net	$34,537	$36,134
Depreciation and amortization expense on the above energy assets, net of deferred grant amortization, included in the condensed consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2020	2019	2020	2019
Cost of revenues	$9,547	$8,843	$28,496	$26,338
Included in the above depreciation and amortization expense on energy assets is depreciation and amortization on financing lease assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2020	2019	2020	2019
Cost of revenues	$533	$533	$1,597	$1,597
The Company evaluates long-lived assets for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. The Company performs its annual long-lived asset impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred which would require interim impairment testing.
During the three months ended September 30, 2020, the Company performed an engine overhaul on one of its energy assets, however, the engine consistently failed to achieve emissions compliance and the Company considered the engine unsalvageable. As a result of this event, the Company performed an impairment analysis on this energy asset group and recorded an impairment charge of $1,028, which fully impaired this asset group. The impairment charge is included in selling, general and administrative expenses within the condensed consolidated statements of income for the three and nine months ended September 30, 2020.
The Company assessed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business, and concluded that it was not a triggering event for impairment purposes and there was no indication of impairment of long-lived assets, except as indicated above, for the nine months ended September 30, 2020.
The Company capitalizes interest costs relating to construction financing during the period of construction, which is included in energy assets, net in the Company’s condensed consolidated balance sheets. Capitalized interest is amortized to cost of revenues in the Company’s condensed consolidated statements of income on a straight line basis over the useful life of the associated energy asset.
The Company capitalized interest costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capitalized interest	$1,096	$632	$2,870	$2,210
As of September 30, 2020 and December 31, 2019, there are three ESPC asset projects which are included within energy assets, net on the Company’s condensed consolidated balance sheets. The Company controls and operates the assets as well as obtains financing during the construction period of the assets. As the Company has an obligation to the customer for performance of the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

asset, the Company records a liability associated with these energy assets, although, the customer is responsible for payments to the lender based on the energy asset’s production. As of September 30, 2020 and December 31, 2019, the liabilities recognized in association with these assets were $11,077 and $10,243, respectively, of which $225 and $827, respectively, have been classified as the current portion and are included in accrued expenses and other current liabilities. The remainder is included in other liabilities in the accompanying condensed consolidated balance sheets.
During the three months ended June 30, 2020, the Company acquired one energy project, which did not constitute a business in accordance with ASC 805-50, Business Combinations. The Company acquired the energy project in exchange for a total purchase price of $1,251, which included cash of $1,031 paid by the Company, issuance of a promissory note payable to the sellers of $204, detailed further in Note 16, and $16 of rollover equity in connection with shares of one of the Company’s subsidiaries issued to the sellers. As of September 30, 2020, the Company has remaining deferred purchase price consideration on previously closed projects of $1,446 that will be paid upon final completion of the respective projects and throughout 2020. The Company has a definitive agreement from prior periods, which has recently been amended, to purchase eight additional solar projects from developers for a total purchase price of $10,242, of which the Company has not made any payments to the developers for those projects.
As of September 30, 2020, the Company had $1,484 in asset retirement obligations (“AROs”) assets recorded in project assets, net of accumulated depreciation, and $1,622 in ARO liabilities recorded in accrued expenses and other current liabilities and other liabilities. During the three and nine months ended September 30, 2020, the Company recorded $20 and $58, respectively, of depreciation expense related to the ARO assets. During the three and nine months ended September 30, 2020, the Company recorded $21 and $64, respectively, in accretion expense to the ARO liabilities, which is reflected in the accretion of ARO and contingent consideration on the condensed consolidated statements of cash flows. The Company’s current ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities and wind turbines.

7. INCOME TAXES
The Company recorded a provision for income taxes of $3,100 and $939 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded a provision for income taxes of $597 and $2,000 for the nine months ended September 30, 2020 and 2019, respectively. The estimated effective annualized tax rate impacted by the period discrete items is 14.9% for the three months ended September 30, 2020, compared to a 10.1% of estimated effective annualized tax rate for the three months ended September 30, 2019. The estimated effective annualized tax rate impacted by the period discrete items is 1.8% for the nine months ended September 30, 2020, compared to a 9.2% of estimated effective annualized tax rate for the nine months ended September 30, 2019.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2020, the tax deductions related to the Section 179D deduction, the tax rate benefits associated with net operating loss carryback made possible by the passing of the CARES Act on March 27, 2020 and tax basis adjustments on certain partnership flip transactions. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or were forecasted to be placed into service during 2019.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
Balance, December 31, 2019	$400
Balance, September 30, 2020	$400
At September 30, 2020 and December 31, 2019, the Company had approximately $80 of total gross unrecognized tax benefits (both net of the federal benefit on state amounts) representing the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company has presented all deferred tax assets and liabilities as noncurrent, net liabilities on its condensed consolidated balance sheets as of September 30, 2020, and December 31, 2019.

8. LEASES
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
Supplemental balance sheet information related to leases at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease assets	$36,336	$32,791
Current operating lease liabilities	6,010	5,802
Long-term portions of operating lease liabilities	32,509	29,101
Total operating lease liabilities	$38,519	$34,903
Weighted-average remaining lease term	11 years	11 years
Weighted-average discount rate	6.0%	6.3%

Financing Leases:
Energy assets, net	$34,537	$36,134
Current portions of financing lease liabilities	4,746	4,997
Long-term financing lease liabilities, less current portions and net of deferred financing fees	21,352	23,500
Total financing lease liabilities	$26,098	$28,497
Weighted-average remaining lease term	16 years	17 years
Weighted-average discount rate	11.9%	11.8%

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

The costs related to the Company’s leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease:
Operating lease costs	$2,001	$1,913	$5,933	$5,660

Financing Lease:
Amortization expense	533	533	1,597	1,597
Interest on lease liabilities	723	854	2,282	2,750
Total lease costs	$3,257	$3,300	$9,812	$10,007

The Company’s estimated minimum future lease obligations under our leases are as follows:

	Operating Leases	Financing Leases
Year ended December 31,
2020	$2,339	$4,014
2021	7,342	6,792
2022	6,716	5,178
2023	5,381	3,676
2024	4,500	2,565
Thereafter	28,115	24,080
Total minimum lease payments	$54,393	$46,305
Less: interest	15,874	20,207
Present value of lease liabilities	$38,519	$26,098
The Company has determined that certain power purchase agreements (“PPAs”) contain a lease component in accordance with ASC 840, Leases. The Company recognized $2,261 and $6,546 of operating lease revenue under these agreements during the three and nine months ended September 30, 2020, respectively, which was reflected in revenues on the condensed consolidated statements of income. The Company recognized $2,243 and $6,737 of operating lease revenue under these agreements during the three and nine months ended September 30, 2019, respectively, which was reflected in revenues on the condensed consolidated statements of income.
Sale-Leaseback
Most of the solar photovoltaic (“solar PV”) projects sold to date under the sale-leaseback program have been determined by the Company to be financing leases. The Company defers any gain or loss, representing the excess or shortfall of cash received from the investor compared to the net book value of the asset in the Company’s condensed consolidated balance sheets at the time of the sale. The Company records the long term portion of any deferred gain or loss in its condensed consolidated balance sheets in other liabilities and other assets, respectively, and the current portion in accrued expenses and other current liabilities and prepaid expenses and other current assets. The deferred amounts are amortized over the lease term and are included in cost of revenues in its condensed consolidated statements of income. Net gains from amortization expense in cost of revenues related to deferred gains and losses was $57 and $57 for the three months ended September 30, 2020 and 2019, respectively. Net gains from amortization expense in cost of revenues related to deferred gains and losses was $170 and $172 for the nine months ended September 30, 2020 and 2019, respectively.
During the third quarter of 2018, the Company entered into an agreement with an investor which gives us the option to sell and contemporaneously lease back solar PV projects through August 2019 up to a maximum funding amount of $100 million. In January 2020, the Company amended the August 2018 agreement with the investor to extend the end date of the agreement to November 24, 2020 and increase the maximum funding amount up to $150 million. During the nine months ended September 30,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

2020, the Company completed one acquisition of a solar PV project and $130 million remained available under the lending commitment.
A summary of amounts related to sale leasebacks in the Company’s condensed consolidated balance sheets is as follows:

	September 30, 2020	December 31, 2019
Financing lease assets, net	$34,537	$36,134
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,715	1,801
Total deferred loss	$1,830	$1,916
Financing lease liabilities, short-term	4,746	4,997
Financing lease liabilities, long-term	21,352	23,500
Total financing lease liabilities	$26,098	$28,497
Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	5,206	5,463
Total deferred gain	$5,551	$5,808

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
Commitments as a Result of Acquisitions
In August 2018, the Company completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. The Company evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555, which was subsequently increased to $678 as of December 31, 2019 which remained consistent at September 30, 2020, and is recorded in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually, beginning in May 2020, if any of the cumulative revenue targets are achieved. No payments have been made to date. The fair value of the earn-out will be re-evaluated at each reporting period and adjustments will be recorded as needed. See Note 10 for additional information.
In November 2018, the Company completed an acquisition of certain lease options, which provided for an earn-out if the lease option is exercised and if certain financial metrics are achieved. The Company evaluated the acquired lease options and concluded that the fair-value of this contingent liability was approximately $363, which was subsequently increased to $378 at December 31, 2019 which remained consistent at September 30, 2020, and is recorded in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be re-evaluated at each reporting period and adjustments will be recorded as needed.
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
(In thousands) (Unaudited) (Continued)

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
The following table presents the input level used to determine the fair values of the Company’s financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2020	December 31, 2019
Assets:
Interest rate swap instruments	2	$—	$15
Commodity swap instruments	2	—	198
Total assets		$—	$213
Liabilities:
Interest rate swap instruments	2	$11,128	$6,236
Commodity swap instruments	2	44	—
Make-whole provisions	2	1,352	918
Contingent consideration	3	678	678
Total liabilities		$13,202	$7,832
The fair value of the Company’s interest rate swaps was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatility. As part of this valuation, the Company considered the credit ratings of the counterparties to the interest rate swaps to determine if a credit risk adjustment was required.
The fair value of the Company’s commodity swaps was determined using a cash flow analysis on the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. As part of this valuation, the Company considered the credit ratings of the counterparties to the commodity swaps to determine if a credit risk adjustment was required.
The fair value of the Company’s make-whole provisions was determined by either comparing it against the rates of similar debt instruments under similar terms without a make-whole provision obtained from various highly rated third-party pricing sources or evaluating the present value of the prepayment fee.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

targets. The Company establishes discount rates to be utilized in its valuation models based on the cost to borrow that would be required by a market participant for similar instruments.
The key assumptions as of September 30, 2020 related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited, used in the model include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The following table sets forth a summary of changes in fair value of contingent liability classified as level 3 for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Contingent consideration liability balance at December 31, 2019 and 2018	$678	$600
Changes in the fair value of contingent consideration obligation	—	50
Contingent consideration liability balance at September 30, 2020 and 2019	$678	$650
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. At September 30, 2020 and December 31, 2019 the fair value of the Company’s long-term debt was estimated using discounted cash flows analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level 2 inputs. There have been no transfers in or out of level 2 or level 3 financial instruments for the nine months ended September 30, 2020 and the year ended December 31, 2019.
Based on the analysis performed, the fair value and the carrying value of the Company’s long-term debt, excluding financing leases, are as follows:

	As of September 30, 2020		As of December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$318,816	$313,550	$309,377	$307,508
The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. There were no assets recorded at fair value on a non-recurring basis at September 30, 2020 or December 31, 2019.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of the Company’s derivative instruments as follows at September 30, 2020 and December 31, 2019:

		Derivatives as of
		September 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	$15
Interest rate swap contracts	Other liabilities	$10,816	$6,210
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$312	$26
Commodity swap contracts	Other assets	$—	$198
Commodity swap contracts	Other liabilities	$44	$—
Make-whole provisions	Other liabilities	$1,352	$918
During the three months ended September 30, 2020, as a result of a qualitative assessment of the original volatility inputs used to calculate the hedge effectiveness related to two interest rate swaps that were executed in May 2020, the Company de-designated these interest rate swaps as effective hedging instruments and reclassified $303 out of accumulated other comprehensive income (“AOCI”) into other expenses, net.
As of September 30, 2020, all but four of the Company’s freestanding derivatives were designated as hedging instruments. As of December 31, 2019 all but three of the Company’s freestanding derivatives were designated as hedging instruments.
The following tables present information about the effects of the Company’s derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income
	Location of (Gain) Loss Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$503	$44	$908	$(6)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$287	$(3)	$287	$66
Commodity swap contracts	Other expenses, net	194	(31)	241	(203)
Make-whole provisions	Other expenses, net	(27)	(150)	443	(935)

Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(4,742)
Unrealized loss recognized in AOCI	(4,623)
Loss reclassified from AOCI to other expenses, net	1,211
Net loss on derivatives	(3,412)
Accumulated loss in AOCI at the end of the period	$(8,154)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

The following tables present a listing of the Company’s active derivative instruments as of September 30, 2020:

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	10,000	Designated
3-Year, 2.46% Fixed	March 2018	December 2020	17,100	Not Designated
10-Year, 4.74% Fixed	June 2017	December 2027	14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	6,968	Not Designated
15-Year, 5.30% Fixed	February 2006	February 2021	3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	13,081	Designated

Active Commodity Swap	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$534
Make-whole provisions	Liability	August 2016	April 2031	432
Make-whole provisions	Liability	April 2017	February 2034	386

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
The Company consolidates the investment funds, and all inter-company balances and transactions between the Company and the investment funds are eliminated in its condensed consolidated financial statements. The Company determined that the investment funds meet the definition of a variable interest entity (“VIE”). The Company uses a qualitative approach in assessing the consolidation requirements for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company has considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated long-term customer contracts to be sold or contributed to the VIEs, and installation, operation and maintenance of the solar energy systems. The Company considers that the rights granted to the other investors under the contractual arrangements are more protective in

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

nature rather than participating rights. As such, the Company has determined it is the primary beneficiary of the VIEs for all periods presented. The Company evaluates its relationships with VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
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
A summary of amounts related to the investment funds in the Company’s condensed consolidated balance sheets is as follows:

	September 30,	December 31,
	2020(1)	2019(1)
Cash and cash equivalents	$9,179	$4,666
Restricted cash	1,248	586
Accounts receivable, net	867	532
Costs and estimated earnings in excess of billings	2,168	1,125
Prepaid expenses and other current assets	128	108
Total VIE current assets	13,590	7,017
Property and equipment, net	1,266	1,266
Energy assets, net	145,008	142,456
Operating lease assets	6,483	6,511
Other assets	331	1,662
Total VIE assets	$166,678	$158,912
Current portions of long-term debt and financing lease liabilities	$2,243	$2,252
Accounts payable	594	2,006
Accrued expenses and other current liabilities	1,553	2,203
Current portions of operating lease liabilities	121	102
Total VIE current liabilities	4,511	6,563
Long-term debt and financing lease liabilities, net of current portion and deferred financing fees	23,626	24,654
Long-term operating lease liabilities, net of current portion	6,302	6,180
Other liabilities	895	1,171
Total VIE liabilities	$35,334	$38,568
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
(In thousands) (Unaudited) (Continued)

•a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.
Many of the joint ventures are deemed to be VIEs because they lack sufficient equity to finance the activities of the joint venture.
Unconsolidated joint ventures are accounted for under the equity method. For those joint ventures, the Company's investment balances for the joint venture are included in other assets on the condensed consolidated balance sheets and the Company’s pro rata share of net income or loss is included in operating income. The Company’s investments in equity method joint ventures on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 were a net asset of $1,370 and $1,292, respectively. During the three and nine months ended September 30, 2020, the Company recognized expense of $50 and $127, respectively, from equity method joint ventures. During the three and nine months ended September 30, 2019, the Company recognized expense of $73 and $147, respectively from equity method joint ventures.

13. REDEEMABLE NON-CONTROLLING INTERESTS
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

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
Because the put options represents redemption features that are not solely within the control of the Company, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. At both September 30, 2020 and December 31, 2019 redeemable non-controlling interests were reported at their carrying value totaling $36,421 and $31,616, respectively, as the carrying value at each reporting period was greater than the estimated redemption value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders	$20,002	$8,870	$30,568	$22,233
Adjustment for accretion of tax equity financing fees	(91)	—	(91)	—
Income attributable to common shareholders	$19,911	$8,870	$30,477	$22,233
Denominator:
Basic weighted-average shares outstanding	47,788	46,555	47,597	46,413
Effect of dilutive securities:
Stock options	1,313	1,138	1,188	1,262
Diluted weighted-average shares outstanding	49,101	47,693	48,785	47,675
Net income per share attributable to common shareholders:
Basic	$0.42	$0.19	$0.64	$0.48
Diluted	$0.41	$0.19	$0.62	$0.47

Potentially dilutive shares(1)	1,268	1,152	1,146	642

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Stock-based Compensation Expense
The Company recorded stock-based compensation expense, including expense related to the ESPP, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$521	$413	$1,380	$1,195
The compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2020, there was $11,970 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.6 years.
No awards to individuals who were not either an employee or director of the Company were granted during the nine months ended September 30, 2020 or during the year ended December 31, 2019.
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
During the three months ended September 30, 2020, the Company granted 95 common stock options to certain employee and directors under its 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. During the nine months ended September 30, 2020, the Company granted 376 common stock options to certain employees and directors under its 2010 and 2020 Stock Incentive Plans, which have a contractual life of ten years and vest over a five-year period.
Employee Stock Purchase Plan
In May 2020, the Company amended its 2017 Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase up to an aggregate of 350 shares of the Company’s Class A common stock. This plan commenced December 1, 2017 and was previously amended on August 2018. The ESPP allows participants to purchase shares of common stock at a 5% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the nine months ended September 30, 2020 and 2019, the Company issued 28 and 22 shares, respectively, under the ESPP.
Share Repurchase Program
In April 2016, the Company’s Board of Directors authorized the repurchase of up to $10,000 of the Company’s Class A common stock from time to time on the open market in privately negotiated transactions. The Company’s Board of Directors authorized an increase in the Company’s share repurchase authorization to $15,000 of the Company's Class A common stock in February 2017 and to $17,553 of the Company's Class A common stock in August 2019, in each case, from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. The repurchase program has and will be funded using the Company's working capital and borrowings under its revolving line of credit. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the nine months ended September 30, 2020, the Company repurchased an immaterial amount of shares of common stock. During the three and nine months ended September 30, 2019, the Company repurchased 10 shares of common stock.

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

An analysis of the Company’s business segment information and reconciliation to the condensed consolidated financial statements is as follows:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended September 30, 2020
Revenues	$92,944	$118,303	$12,263	$28,251	$30,746	$282,507
Interest income	32	2	—	—	—	34
Interest expense	892	340	992	1,510	34	3,768
Depreciation and amortization of intangible assets	3,239	995	402	5,013	426	10,075
Unallocated corporate activity	—	—	—	—	—	(9,361)
Income before taxes, excluding unallocated corporate activity	7,225	16,121	446	2,391	3,967	30,150
Three Months Ended September 30, 2019
Revenues	$84,079	$71,258	$12,665	$21,875	$22,149	$212,026
Interest income	69	92	—	21	—	182
Interest expense	1,548	209	179	1,213	—	3,149
Depreciation and amortization of intangible assets	2,538	901	396	5,149	429	9,413
Unallocated corporate activity	—	—	—	—	—	(8,482)
Income before taxes, excluding unallocated corporate activity	3,350	10,967	1,577	977	881	17,752
Nine Months Ended September 30, 2020
Revenues	$266,373	$271,539	$32,690	$74,104	$73,250	$717,956
Interest income	102	76	—	16	—	194
Interest expense	4,563	1,431	1,329	3,683	67	11,073
Depreciation and amortization of intangible assets	9,002	2,953	1,174	15,720	1,231	30,080
Unallocated corporate activity	—	—	—	—	—	(30,104)
Income before taxes, excluding unallocated corporate activity	15,960	33,162	741	6,964	7,035	63,862
Nine Months Ended September 30, 2019
Revenues	$227,896	$169,337	$27,696	$66,370	$69,022	$560,321
Interest income	132	160	—	65	39	396
Interest expense	4,118	627	517	4,075	—	9,337
Depreciation and amortization of intangible assets	7,184	2,524	986	16,051	1,153	27,898
Unallocated corporate activity	—	—	—	—	—	(25,331)
Income before taxes, excluding unallocated corporate activity	5,530	26,631	1,529	5,758	7,592	47,040

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

16. DEBT
As of September 30, 2020 and December 31, 2019, the Company’s outstanding debt obligations are comprised of the following:

	Commencement Date	Maturity Date	Acceleration Clause(2)	Rate as of September 30, 2020	September 30, 2020	December 31, 2019
Senior secured credit facility, interest at varying rates monthly in arrears	Jun 2015	Jun 2024	NA	3.41%	$114,632	$112,216
Variable rate term loan payable in semi-annual installments	Jan 2006	Feb 2021	Yes	2.48%	350	625
Variable rate term loan payable in semi-annual installments	Jan 2006	Jun 2024	Yes	2.23%	6,081	6,609
Term loan payable in quarterly installments	Mar 2011	Mar 2021	Yes	7.25%	339	831
Term loan payable in monthly installments	Oct 2011	Jun 2028	NA	6.11%	3,196	3,649
Variable rate term loan payable in quarterly installments	Oct 2012	May 2025	NA	2.48%	39,936	28,217
Variable rate term loan payable in quarterly installments	Sep 2015	Mar 2023	NA	2.98%	15,534	15,976
Term loan payable in quarterly installments	Aug 2016	Jul 2031	NA	4.95%	3,378	3,769
Term loan payable in quarterly installments	Mar 2017	Mar 2028	NA	5.00%	3,204	3,521
Term loan payable in monthly installments	Apr 2017	Apr 2027	NA	4.50%	19,538	22,553
Term loan payable in quarterly installments	Apr 2017	Feb 2034	NA	5.61%	2,479	2,706
Variable rate term loan payable in quarterly installments	Jun 2017	Dec 2027	NA	2.68%	11,126	11,740
Variable rate term loan payable in quarterly installments	Feb 2018	Aug 2022	Yes	7.73%	9,236	15,645
Term loan payable in quarterly installments	Jun 2018	Dec 2038	Yes	5.15%	27,363	28,583
Variable rate term loan payable in semi-annual installments	Jun 2018	Jun 2033	Yes	2.28%	8,665	9,003
Variable rate term loan payable in monthly/quarterly installments	Oct 2018	Oct 2029	Yes	2.65%	8,583	9,092
Long term finance liability in semi-annual installments(3)	Jul 2019	Jul 2039	NA	0.28%	3,732	3,841
Long term finance liability in semi-annual installments(3)	Nov 2019	July 2040	NA	—%	8,312	8,794
Term loan payable in quarterly installments	Dec 2019	Dec 2021	Yes	6.50%	15,655	27,226
Fixed rate note	Apr 2020	Apr 2040	NA	5.00%	218	—
Construction revolver payable July 2021	Jul 2020	Jul 2022	Yes	1.98%	10,659	—
Construction revolver payable Nov 2020	Jul 2020	Nov 2020	Yes	5.25%	7,564	—
Financing leases(1)					26,098	28,497
					$345,878	$343,093
Less - current maturities					61,521	69,969
Less - deferred financing fees					6,230	6,943
Long-term debt and financing lease liabilities, net					$278,127	$266,181
(1) Financing leases do not include approximately $20,207 and $22,015 in future interest payments as of September 30, 2020 and December 31, 2019, respectively.
(2) These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make due the remaining principal and the required interest balance according to the agreement.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

(3) These agreements are sale-leaseback arrangements that provide for the sale of solar PV projects to a third party investor and the simultaneous leaseback of the projects. In accordance with Topic 842, Leases, these transactions are accounted for as failed sales as the Company retains control of the underlying assets and as such, are classified as financing liabilities. The low interest rates are the results of tax credits which were transferred to the counterparty.
Senior Secured Credit Facility - Revolver and Term Loan
In March 2020, the Company amended the Company’s senior secured credit facility which increased the total funded debt to EBITDA covenant ratio to a maximum of 3.75 for the year ended December 31, 2020. The amendment also increased the Eurocurrency Rate floor to 1% from 0%. The total commitment under the amended credit facility (revolving credit, term loan and swing line) remains unchanged, which is $185,000.
At September 30, 2020, funds of $45,668 are available for borrowing under the revolving credit facility.
April 2020 Note
In April 2020, the Company issued a note to a developer in connection with the acquisition of one energy project, discussed in Note 6. The note provides a principal amount of $218 and bears interest at a fixed rate of 5%. The principal and interest payments can be redeemed at any time after the issue date within 20 years before the note is expired after the issuance and prior to maturity in April 2040. At September 30, 2020, $218 was outstanding under this note.
May 2020 Credit Facility
In May 2020, the Company amended a non-recourse credit facility with two banks. The amended and restated credit facility replaces and extended the Company’s existing credit facility to May 27, 2025 from May 31, 2020. The amended credit facility provides an amended principal amount of $41,850. The amended credit facility bears interest at a rate of 2.25% above LIBOR. The interest rate increases by 0.125% above the base rate every three years following the date of execution. The principal and interest payments are due in quarterly installments. At September 30, 2020, $39,936 was outstanding under the amended credit facility, net of debt discount and deferred financing fees.
June 2020 Construction Revolver
In June 2020, the Company entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of its owned projects. The facility bears interest at (i) 1.5% above LIBOR or (ii) 0.5% above a base rate defined in the credit agreement, dependent on the type of borrowing requested by the Company. The revolving facility matures in November 2020, with all remaining unpaid amounts outstanding under the facility due at that time. As of September 30, 2020, the Company has drawn $7,564 under the construction revolving facility.
July 2020 Construction Revolver
In July 2020, the Company entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $30,000 for use in financing the Company’s construction cost of energy projects. The facility may, at the Company’s request, be increased by up to an additional $20,000 after certain conditions have been met. The facility bears interest at a rate of 1.75% over LIBOR and matures in July 2022, with all remaining unpaid amounts outstanding under the facility due at that time.
The project loan drawn under the revolving facility matures at the earlier of (i) 12 months from the funding of project loan or (ii) July 17, 2022. As of September 30, 2020, $10,659 was outstanding under the revolving facility, net of debt discount and deferred financing fees. Funds of $18,956 are available for borrowing under this revolving facility.

17. SUBSEQUENT EVENT
On October 23, 2020, the Company amended a non-recourse credit facility with a bank. The amended and restated credit facility replaced and extended the Company's existing facility to March 31, 2026 from August 31, 2022. The amended credit facility provides an amended principal amount up to $50 million and bears interest at a rate of 6% above LIBOR. The principal and interest payments are due in quarterly installments. Within 60 days following October 23, 2020, the Company is required to maintain interest rate protection through hedging agreements covering an aggregate notional amount of not less than 50% of and not more than 95% of the aggregate outstanding principal amount of the loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 4, 2020 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses; and other characterizations of future events or circumstances are forward-looking statements. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance and the global economy and financial markets. The extent to which COVID-19 impacts us, suppliers, customers, employees and supply chains will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
Key Factors and Trends
COVID-19 Update
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it may impact our suppliers, customers, employees and supply chains. While we did not incur significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others.
Further, the overall impact of COVID-19 on our condensed consolidated results of operations for the nine months ended September 30, 2020 was not material. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect to experience delays in our project award conversions and potential construction slowdowns as a result of known shelter-in-place restrictions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
The overall impact of COVID-19 on our condensed consolidated results of operations for the nine months ended September 30, 2020 was not material. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect to experience delays in our project award conversions and potential construction slowdowns as a result of known shelter-in-place restrictions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our Annual Report, and the risks described in Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
As of September 30, 2020, we had fully-contracted backlog of approximately $1,033.7 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,211.3 million. As of September 30,

2019, we had fully-contracted backlog of approximately $787.2 million in expected future revenues under signed customer contracts for the installation or construction of projects; and we also had been awarded projects for which we had not yet signed customer contracts with estimated total future revenues of an additional $1,434.9 million.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. As of September 30, 2020 and 2019, our 12-month project backlog was $605.9 million and $437.7 million, respectively.
As of September 30, 2020, we had O&M backlog of approximately $1,120.8 million in expected future revenues under signed multi-year customer contracts for the delivery of O&M services. As of September 30, 2019, we had O&M backlog of approximately $908.9 million in expected future revenues under signed multi-year customer contracts for the delivery of O&M services. As of September 30, 2020 and 2019, our 12-month O&M backlog was $60.0 million and $60.6 million, respectively.
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were $784.6 million and $572.0 million as of September 30, 2020 and 2019, respectively.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The most significant estimates with regard to these condensed consolidated financial statements relate to our estimates of final construction contract profit in accordance with accounting for long-term contracts under the revenue recognition requirements of contracts with our customers, allowance for credit losses, inventory reserves, realization of project development costs, leases, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of long-lived assets and goodwill, income taxes, self-insurance reserves and potential liability in conjunction with certain commitments and contingencies. Actual results could differ from those estimates.
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
The following are certain critical accounting policies that, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•Revenue Recognition;
•Energy Assets;
•Leases;
•Goodwill and Intangible Assets;
•Derivative Financial Instruments; and
•Variable Interest Entities.
Further details regarding our critical accounting policies and estimates can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. In addition, please refer to Note 2, Summary of Significant Accounting Policies, of our Notes to the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, included in the Company’s Annual Report. The Company has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2019.
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

Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income expressed as a percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$282,507	100.0%	$212,026	100.0%
Cost of revenues	231,133	81.8%	167,333	78.9%
Gross profit	51,374	18.2%	44,693	21.1%
Selling, general and administrative expenses	26,859	9.5%	31,231	14.7%
Operating income	24,515	8.7%	13,462	6.3%
Other expenses, net	3,726	1.3%	4,192	2.0%
Income before provision from income taxes	20,789	7.4%	9,270	4.4%
Income tax provision	3,100	1.1%	939	0.4%
Net income	17,689	6.3%	8,331	3.9%
Net loss (income) attributable to redeemable non-controlling interest	2,313	0.8%	539	0.3%
Net income attributable to common shareholders	$20,002	7.1%	$8,870	4.2%

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$717,956	100.0%	$560,321	100.0%
Cost of revenues	588,628	82.0%	439,857	78.5%
Gross profit	129,328	18.0%	120,464	21.5%
Selling, general and administrative expenses	82,403	11.5%	87,396	15.6%
Operating income	46,925	6.5%	33,068	5.9%
Other expenses, net	13,167	1.8%	11,359	2.0%
Income before provision from income taxes	33,758	4.7%	21,709	3.9%
Income tax provision	597	0.1%	2,000	0.4%
Net income	33,161	4.6%	19,709	3.5%
Net loss (income) attributable to redeemable non-controlling interest	(2,593)	(0.4)%	2,524	0.5%
Net income attributable to common shareholders	$30,568	4.3%	$22,233	4.0%

Year-Over-Year Period Comparison
Revenues
The following tables set forth a comparison of our revenues for the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$282,507	$212,026	$70,481	33.2%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$717,956	$560,321	$157,635	28.1%
Revenues increased for the three months ended September 30, 2020 compared to the same period of 2019 primarily due to a $69.5 million increase in our project revenue, a $4.5 million increase in our energy assets revenue, and a $0.1 million increase in our O&M revenue, partially offset by a $1.9 million decrease in our integrated-PV revenue and a $1.8 million decrease in other revenue.
Revenues increased $157.6 million, or 28.1% to $718.0 million for the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to a $153.3 million increase in our project revenue, a $10.5 million increase in our energy asset revenue, and a $4.5 million increase in our O&M revenue, partially offset by a $6.3 million decrease in our integrated-PV revenue and a $4.3 million decrease in other revenue.
Cost of Revenues and Gross Profit
The following tables set forth a comparison of our cost of revenues and gross profit for the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Cost of revenues	$231,133	$167,333	$63,800	38.1%
Gross margin	18.2%	21.1%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Cost of revenues	$588,628	$439,857	$148,771	33.8%
Gross margin	18.0%	21.5%
Cost of revenues increased $63.8 million, or 38.1%, to $231.1 million and gross margin percentage decreased to 18.2%, from 21.1% for the three months ended September 30, 2020 compared to the same period of 2019. Cost of revenues increased $148.8 million, or 33.8%, to $588.6 million and gross margin percentage decreased to 18.0%, from 21.5%, for the nine months ended September 30, 2020 compared to the same period of 2019. The increase in cost of revenues for the three and nine months ended September 30, 2020 is primarily due to the increases in project revenues. The decrease in gross margin for both periods is primarily due to a higher proportion of lower margin projects as part of the revenue mix which includes increased levels of design-build work and lower margin energy and incentive revenue compared to the prior year.

Selling, General and Administrative Expenses
The following tables set forth a comparison of our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$26,859	$31,231	$(4,372)	(14.0)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$82,403	$87,396	$(4,993)	(5.7)%
Selling, general and administrative expenses decreased $4.4 million, or 14.0%, to $26.9 million for the three months ended September 30, 2020, compared to the same period of 2019 due to a decrease in salaries and benefits of $2.1 million primarily resulting from higher utilization, lower professional fees of $ 1.0 million and a decrease in travel expenses of $0.7 million. For the nine months ended September 30, 2020, selling, general and administrative expenses decreased $5.0 million, or 5.7%, to $82.4 million compared to the same period of 2019, primarily due to a decrease in salaries and benefits of $5.3 million resulting from increased utilization, a decrease in travel expense of $1.5 million and a decrease in professional fees of $1.2 million partially offset by a gain of $2.2 million on the deconsolidation of a variable interest entity recognized during the first quarter of 2019.
Amortization expense of intangible assets related to customer relationships, non-compete agreements, technology and trade names is included in selling, general and administrative expenses in the condensed consolidated statements of income. For the three months ended September 30, 2020 and 2019, we recorded amortization expense related to these intangible assets of $0.2 million. For the nine months ended September 30, 2020 and 2019, we recorded amortization expense related to these intangible assets of $0.5 million.
Other Expenses, Net
Other expenses, net, includes gains and losses from derivatives and foreign currency transactions, interest income and expenses, amortization of deferred financing costs, and certain government incentives. Other expenses, net decreased $0.5 million to $3.7 million for the three months ended September 30, 2020 compared to the same period of 2019, primarily due to government incentives of $0.7 million received at the commercial operation date of certain solar assets which were recorded as other income. Other expenses, net increased $1.8 million to $13.2 million for the nine months ended September 30, 2020 compared to the same period of 2019, primarily due to higher interest expenses of $3.0 million partially offset by government incentives of $1.5 million received which were recorded as other income.
Income Before Taxes
Income before taxes increased $11.5 million, or 124.3%, to $20.8 million for the three months ended September 30, 2020 compared to the same period of 2019, due to the reasons described above. Income before taxes increased $12.1 million, or 55.5%, to $33.8 million for the nine months ended September 30, 2020 compared to the same period of 2019, due to the reasons described above.
Provision (Benefit) from Income Taxes
The provision for income taxes was $3.1 million for the three months ended September 30, 2020, compared to $0.9 million for the three months ended September 30, 2019. The estimated effective annualized tax rate impacted by period discrete items applied for the three months ended September 30, 2020 was 14.9% compared to 10.1% for the three months ended September 30, 2019.
The provision for income taxes was $0.6 million for the nine months ended September 30, 2020, compared to $2.0 million for the nine months ended September 30, 2019. The estimated effective annualized tax rate impacted by period discrete items applied for the nine months ended September 30, 2020 was 1.8% compared to 9.2% for the nine months ended September 30, 2019.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits to which the Company is entitled from solar plants which have been placed into service or are forecasted to be placed into service during 2020, tax deductions related to Section 179D deductions, tax rate benefits associated with net operating loss carrybacks made possible by the passing of the CARES Act on March 27, 2020 and tax basis adjustments on certain partnership flip transactions. The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2019 was the effects of investment tax credits to which the Company is entitled from solar plants which were placed into service or were forecasted to be placed into service during 2019. We estimate the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2.0 million, an estimated refund of taxes paid in prior years of approximately $1.7 million and the carryback provides an additional refund of approximately $3.6 million related to Alternative Minimum Tax.
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
Net Income and Earnings Per Share
Net income attributable to common shareholders increased $11.1 million, or 125.5%, to $20.0 million for the three months ended September 30, 2020 compared to $8.9 million for the same period of 2019. Net income attributable to common shareholders increased $8.3 million, or 37.5%, to $30.6 million for the nine months ended September 30, 2020 compared to $22.2 million for the same period of 2019.
Basic earnings per share for the three months ended September 30, 2020 was $0.42, an increase of $0.23 per share compared to the same period of 2019. Diluted earnings per share for the three months ended September 30, 2020 was $0.41, an increase of $0.22 per share, compare to the same period of 2019. Basic earnings per share for the nine months ended September 30, 2020 was $0.64 an increase of $0.16 per share compared to the same period of 2019. Diluted earnings per share for the nine months ended September 30, 2020 was $0.62, an increase of $0.15 per share, compared to the same period of 2019.
Business Segment Analysis
We report results under ASC 280, Segment Reporting. Our reportable segments for the three and nine months ended September 30, 2020 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“DG”). Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services, which include: the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure; renewable energy solutions and services, which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy; and O&M services. For our energy efficiency projects, we typically enter into energy savings performance contracts (“ESPCs”), under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. When we are not providing a commitment to the customer for long-term performance standards, we may refer to the project as “Design-Build.” Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own; and O&M services for customer-owned small-scale plants. The “All Other” category offers enterprise energy management services, consulting services and integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments.
U.S. Regions

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$92,944	$84,079	$8,865	10.5%
Income before taxes	$7,225	$3,350	$3,875	115.7%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$266,373	$227,896	$38,477	16.9%
Income before taxes	$15,960	$5,530	$10,430	188.6%
Revenues for our U.S. Regions segment increased $8.9 million, or 10.5%, to $92.9 million for the three months ended September 30, 2020 compared to the same period of 2019. Revenues for our U.S. Regions segment increased $38.5 million, or 16.9%, to $266.4 million for the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to an increase in project revenues attributable to timing of revenue recognized as a result of the phase of active projects versus the prior year and an increase in revenue from the growth of our energy assets in operation.

Income before taxes for our U.S. Regions segment increased $3.9 million, or 115.7%, to $7.2 million for the three months ended September 30, 2020 compared to a $3.4 million for the same period of 2019 primarily due to a decrease in operating expenses attributed to lower salary and benefit costs of $2.2 million resulting from lower headcount and higher utilization, partially offset by lower profit margin attributed to a higher mix of lower margin project revenues. Income before taxes for our U.S. Regions segment increased $10.4 million, or 188.6%, to $16.0 million for the nine months ended September 30, 2020 compared to $5.5 million for the same period of 2019 primarily due to the increase in revenues described above and a decrease in operating expenses attributed to lower salary and benefit costs of $5.2 million resulting from lower headcount and higher utilization.
U.S. Federal

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$118,303	$71,258	$47,045	66.0%
Income before taxes	$16,121	$10,967	$5,154	47.0%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$271,539	$169,337	$102,202	60.4%
Income before taxes	$33,162	$26,631	$6,531	24.5%
Revenues for our U.S. Federal segment increased $47.0 million, or 66.0%, to $118.3 million for the three months ended September 30, 2020 compared to the same period of 2019. Revenues for our U.S. Federal segment increased $102.2 million, or 60.4%, to $271.5 million for the nine months ended September 30, 2020 compared to the same period of 2019. The increase in revenues for the three and nine months ended September 30, 2020 were primarily due to an increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year.
Income before taxes for our U.S. Federal segment increased $5.2 million, or 47.0%, to $16.1 million for three months ended September 30, 2020 compared to $11.0 million for the same period of 2019, which relates to the increase in revenues described above and a decrease in project development costs of $0.5 million. Income before taxes for our U.S. Federal segment increased $6.5 million, or 24.5%, to $33.2 million for nine months ended September 30, 2020 compared to $26.6 million for the same period of 2019 due to the increase in revenues described above, a decrease in salaries and benefits of $0.8 million resulting from increased utilization and a decrease project development costs of $0.7 million, partially offset by an increase in interest expense of $0.8 million.
Canada

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$12,263	$12,665	$(402)	(3.2)%
Income before taxes	$446	$1,577	$(1,131)	(71.7)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$32,690	$27,696	$4,994	18.0%
Income before taxes	$741	$1,529	$(788)	(51.5)%
Revenues for our Canada segment decreased to $12.3 million for the three months ended September 30, 2020 compared to $12.7 million the same period of 2019. Revenues for our Canada segment increased to $32.7 million for the nine months ended September 30, 2020 compared to $27.7 million the same period of 2019. The decrease for the three months ended September 30, 2020 was primarily due to a decrease in our other revenue. The increase in revenues for the nine months ended September 30, 2020 was primarily due to an increase in project revenues related to the progression of certain active projects and an increase in revenue from the growth of our energy assets in operation.
Income before taxes for our Canada segment decreased $1.1 million for the three months ended September 30, 2020 to $0.4 million compared to a $1.6 million for the same period of 2019. The decrease is due primarily to the decrease in revenue described above and an increase in interest expense of $0.8 million, partially offset by a decrease in salaries and benefits of $0.1 million. Income before taxes for our Canada segment decreased by $0.8 million for the nine months ended September 30, 2020 to $0.7 million compared to $1.5 million for the same period of 2019. The decrease is primarily due to lower profit margin attributed to a higher mix of lower margin project revenues and an increase in interest expense of $0.8 million.
Non-Solar DG

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$28,251	$21,875	$6,376	29.1%
Income before taxes	$2,391	$977	$1,414	144.7%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$74,104	$66,370	$7,734	11.7%
Income before taxes	$6,964	$5,758	$1,206	20.9%
Revenues for our Non-Solar DG segment increased $6.4 million, or 29.1%, to $28.3 million for the three months ended September 30, 2020 compared to the same period of 2019 primarily due to an increase in project revenues related to the progression of certain active projects. Revenues for our Non-Solar DG segment increased $7.7 million, or 11.7%, to $74.1 million for the nine months ended September 30, 2020 compared to the same period of 2019, primarily due to an increase in project revenues related to the progression of certain active projects.
Income before taxes for our Non-Solar DG segment increased $1.4 million, or 144.7%, to $2.4 million for the three months ended September 30, 2020 compared to the same period of 2019 primarily due to the increase in revenues described above partially offset by an impairment charge of $1.0 million recorded during the quarter related to one of our landfill gas to energy assets. Income before taxes for our Non-Solar DG segment increased $1.2 million, or 20.9%, to $7.0 million for the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to the increase in revenues described above.
All Other & Unallocated Corporate Activity

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$30,746	$22,149	$8,597	38.8%
Income before taxes	$3,967	$881	$3,086	350.3%
Unallocated corporate activity	$(9,361)	$(8,482)	$(879)	(10.4)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$73,250	$69,022	$4,228	6.1%
Income before taxes	$7,035	$7,592	$(557)	(7.3)%
Unallocated corporate activity	$(30,104)	$(25,331)	$(4,773)	(18.8)%
Revenues for our All Other segment increased $8.6 million, or 38.8%, to $30.7 million for the three months ended September 30, 2020 compared to the same period of 2019. Revenues for our All Other segment increased $4.2 million, or 6.1%, to $73.3 million for the nine months ended September 30, 2020 compared to the same period of 2019. The increase in revenues for the three and nine months ended September 30, 2020 were primarily due to an increase in project revenues related to the progression of certain active projects partially offset by a decrease in our integrated-PV revenues, which is a result of weakened sales to our oil and gas customers.
Income before taxes for our All Other segment increased $3.1 million, or 350.3%, to $4.0 million for the three months ended September 30, 2020 compared to the same period of 2019 primarily due to lower operating expenses attributed to lower salary and benefit costs of $0.5 million, lower project development costs of $0.5 million and the recovery of a previously reserved customer receivable of $1.2 million. Income before taxes for our All Other segment decreased $0.6 million, or 7.3%, to $7.0 million for the nine months ended September 30, 2020 compared to the same period of 2019 due to the increase in revenues described above offset by a mix of revenue from projects with lower gross margins and a gain of $2.2 million recognized on the deconsolidation of a variable interest entity during the first quarter of 2019.
Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments.
Liquidity and Capital Resources
Sources of Liquidity
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We estimate the payment of approximately $5 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). We estimate the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000, an estimated refund of taxes paid in prior years of approximately $1,700 and the carryback provides an additional refund of approximately $3,600 related to Alternative Minimum Tax credits.
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
The amount of interest capitalized relating to construction financing during the period of construction for the nine months ended September 30, 2020 and 2019 was $2.9 million and $2.2 million, respectively.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2020	2019	$ Change
Cash flows from operating activities	$(83,789)	$(120,725)	$36,936
Cash flows from investing activities	(127,602)	(79,930)	$(47,672)
Cash flows from financing activities	205,499	172,877	$32,622
Effect of exchange rate changes on cash	(465)	249	$(714)
Total net cash flows	$(6,357)	$(27,529)	$21,172
Cash Flows from Operating Activities
Operating activities used $83.8 million of net cash during the nine months ended September 30, 2020 primarily due to an increase of $160.2 million in Federal ESPC receivables, which as described above, the Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors. This was partially offset by net income of $33.2 million, and non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, net loss on derivatives, unrealized foreign exchange loss and other non-cash items totaling $41.9 million which provided cash for operations. Increases in accounts receivable including retainage, project development costs, and decreases in accounts payable, accrued expenses and other current liabilities and income taxes payable used $39.6 million in cash. These were offset by decreases in inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets and other assets, and increases in billings in excess of cost and estimated earnings and other liabilities which provided for $40.9 million in cash.
Operating activities used $120.7 million of net cash during the nine months ended September 30, 2019 primarily due to an increase in Federal ESPC receivables of $110.4 million. This was partially offset by net income of $19.7 million and non-cash compensation, depreciation, amortization, accretion, contingent consideration, deferred income taxes, gain on deconsolidation of a VIE, net gain on derivatives, unrealized foreign exchange loss and other non-cash items totaling $29.1 million which provided cash for operations. Increases in accounts receivable including retainage, inventory, costs and estimated earnings in excess of billings, prepaid expenses and other current assets, project development costs and other assets, and decreases in accounts payable, accrued expenses and other current liabilities, billings in excess of costs and estimated earnings and other liabilities used $61.7 million in cash. These were partially offset by an increase in income tax payable which provided for $2.6 million in cash.
Cash Flows from Investing Activities
Cash flows from investing activities during the nine months ended September 30, 2020 used $127.6 million as we invested $125.5 million in purchases of energy assets and $2.0 million in purchases of other property and equipment. We currently plan to invest approximately $50.0 million to $70.0 million in additional capital expenditures for the remainder of 2020, principally for the construction or acquisition of new renewable energy plants.
Cash flows from investing activities during the nine months ended September 30, 2019 used $79.9 million as we invested $72.1 million on purchases of energy assets and $6.2 million in purchases of other property and equipment and $1.3 million related to acquisitions of businesses.
Cash Flows from Financing Activities
Cash flows from financing activities during the nine months ended September 30, 2020 provided $205.5 million, which was primarily due to proceeds received from Federal ESPC projects and energy assets of $196.0 million and net proceeds from long-term debt financings of $40.6 million. These were primarily offset by payments on long-term debt of $42.6 million.
Cash flows from financing activities during the nine months ended September 30, 2019 provided $172.9 million, which was primarily due to proceeds received from Federal ESPC projects and energy assets of $117.2 million, net proceeds from our senior secured credit facility of $41.3 million, net contributions from redeemable non-controlling interests of $20.2 million and proceeds from long-term debt of $7.6 million. These were partially offset by payments on long-term debt of $18.0 million.
We currently plan additional project financings of approximately $50.0 million to $70.0 million for the remainder of 2020 to fund the construction or the acquisition of new renewable energy plants as discussed above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2020, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our Annual Report.

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
On October 2, 2020, the staff of the United States Securities and Exchange Commission, or SEC, requested information with respect to revenue recognition for our software-as-a-service, or SaaS, businesses during the period January 1, 2014 through September 30, 2020. We are fully cooperating with the SEC; and the Audit Committee of our Board of Directors is overseeing a review by our outside counsel of our software-as-a-service revenue recognition, including review procedures with respect to the revenue recognized during the period from 2018 to the present. The review to date has not identified material misstatements of our financial results. We intend to continue to cooperate fully with the SEC and promptly to address any material accounting errors or material control weaknesses diagnosed in connection with the inquiry and review.
For additional information about certain proceedings, please refer to Note 9, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or First Quarter Quarterly Report. We caution you that the following important factor, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, in our Annual Report and in our First Quarter Quarterly Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should, however, consult any further disclosure we make in our reports filed with the SEC.
The Securities and Exchange Commission’s investigation into our revenue recognition and compensation practices in our software-as-a-service, or SaaS, businesses could result in a restatement of our financial statements, investment in remediation of our internal controls, sanctions or penalties, distraction of our management, and litigation from third parties, each of which could adversely affect or cause variability in our financial results.

On October 2, 2020, the staff of the United States Securities and Exchange Commission, or SEC, requested information with respect to revenue recognition for our software-as-a-service, or SaaS, businesses during the period January 1, 2014 through September 30, 2020. We are fully cooperating with the SEC; and the Audit Committee of our Board of Directors is overseeing a review by our outside counsel of our software-as-a-service revenue recognition, including review procedures with respect to the revenue recognized during the period from 2018 to the present. Although, our review to date has not identified material misstatements of our financial results, the SEC’s inquiry is not complete, and there can be no assurance that SEC will not reach a contrary conclusion. In that event, we may be required to restate previously filed financial statements and invest in remediation of our internal controls; the SEC or another regulator make further inquiries or pursue further action that could result in significant costs, expenses, sanctions and penalties; we may be subject to litigation from shareholders; and our management may be distracted by these circumstances.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
The following table provides information as of and for the quarter ended September 30, 2020 regarding shares of our Class A common stock that were repurchased under our stock repurchase program authorized by the Board of Directors on April 27, 2016, as increased from time to time (the “Repurchase Program”):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	—	—	—	$5,897,229
August 1, 2020 - August 31, 2020	—	—	—	$5,897,229
September 1, 2020 - September 30, 2020	—	—	—	$5,897,229
Total	—	$—	—	$5,897,229
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

Item 5. Other Information

Stock Ownership Guidelines
On October 28, 2020, the Board of Directors of Ameresco, Inc., approved changes to its Share Ownership Guidelines, to make certain clarifying changes and to allow for the Chief Executive Officer to provide waivers of the guidelines, other than to himself. The Stock Ownership Guidelines were originally adopted by the Board of Directors on April 24, 2019, in order to encourage the company’s executive officers and senior management to obtain a significant ownership interest in the company, thereby helping to align their interests with those of Ameresco’s shareholders. The foregoing summary of the amendments to the stock ownership guidelines is qualified in its entirety by reference to the full text of the guidelines, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.
Exhibit Index

Exhibit Number	Description
10.1+*	Ameresco, Inc. Stock Ownership Guidelines, as amended October 28, 2020.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	November 3, 2020	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)