Form 10-K
period 2020-12-31
Ameresco, Inc.
filed 2021-03-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
Commission File Number: 001-34811
Ameresco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3512838
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
111 Speen Street, Suite 410 Framingham, Massachusetts	01701
(Address of Principal Executive Offices)	(Zip Code)
(508) 661-2200
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AMRC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $686,538,169.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 26, 2021
Class A Common Stock, $0.0001 par value per share	30,252,766
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2021 annual meeting of stockholders are incorporated by reference into Part III.

AMERESCO, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (”Form 10-K” or “Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements include, among other things, statements about:
•our expectations as to the future growth of our business and associated expenses,
•our expectations as to revenue generation,
•the future availability of borrowings under our revolving credit facility,
•the expected future growth of the market for energy efficiency and renewable energy solutions,
•our backlog, awarded projects and recurring revenue and the timing of such matters,
•our expectations as to acquisition activity,
•the impact of any restructuring,
•the uses of future earnings,
•our intention to repurchase shares of our Class A common stock,
•the expected energy and cost savings of our projects,
•the expected energy production capacity of our renewable energy plants,
•the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses, and
•the impact of the current COVID-19 pandemic.
These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Form 10-K and elsewhere in this Report. The forward-looking statements in this Form 10-K represent our views as of the date of this Report. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
ADDITIONAL NOTES
The terms “Ameresco,” “Company,” “we,” “our,” “us,” or “ourselves” included in this Report mean Ameresco, Inc. and its consolidated subsidiaries, collectively.
Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values.

PART I
Item 1. Business
Company Overview
Ameresco is a leading clean technology integrator with a comprehensive portfolio of energy efficiency and renewable energy supply solutions.
Our core services include the development, design, arrangement of financing, construction, and installation of solutions that deliver measurable cost and energy savings while enhancing the operations, energy security, infrastructure, and resiliency of a facility. These solutions range from upgrades to a facility’s energy infrastructure to the development, construction and operation of renewable energy plants. As a trusted sustainability partner, we are always on a mission to help customers lower their overall carbon footprint and reduce their environmental impact.
Our product independence coupled with our deep technical bench allows us to integrate best-in-class advanced technology solutions for the unique needs of each customer.
Drawing from decades of experience, we develop these tailored energy projects for federal, state and local governments, educational and healthcare institutions, airports, public housing authorities, and commercial/industrial clients across North America and the U.K.
We have sourced and raised more than $3.5 billion in project financing while delivering $10 billion in energy solutions since our inception. Our growth is driven by staying ahead of the curve and at the leading edge of innovation taking place in the energy sector, offering new products and services to new and existing customers. In 2020, we launched our first owned and operated wind power project in Ireland, that became our first renewable energy asset outside of North America. Strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. Over the past three years we have acquired businesses and energy assets under construction in Washington DC, Hawaii, Massachusetts, New York, Illinois and Connecticut.
To best serve our expansive client base, we have approximately 70 regional offices located throughout North America and the United Kingdom and more than 1,100 dedicated energy and business professionals with years of proven experience and a strong commitment to customer satisfaction. We offer our customers the resources needed to successfully plan, finance, execute and operate the energy program that will create real, sustained economic and operating benefits to fulfill their unique requirements.
Our Services
Our portfolio of services aims to create value and provide energy efficient and renewable solutions to the organizations we serve in the pursuit of a sustainable future.
A core service for Ameresco is the development, design, engineering, and installation of projects that reduce the energy and operations and maintenance (“O&M”) costs of our customers’ facilities. These projects generally include a variety of measures that incorporate innovative technology and techniques, customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, cooling and lighting systems, while enhancing the comfort and usability of the buildings. These measures and upgrades may include a combination of the following:
•light-emitting diode (“LED”) lighting
•water reclamation
•smart metering
•intelligent micro-grids
•the installation of renewable energy, such as solar photovoltaic (“PV”)
•battery storage
•central utility plants (for example chillers, boilers, etc.)
•combined heat and power (“CHP”)
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
In addition, we serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending on the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date consist of solar PV installations and plants constructed adjacent to landfills, that use landfill gas (“LFG”) to generate energy. We have also designed and built, as well as own, operate and maintain, plants that utilize biogas from wastewater treatment processes. Our largest renewable energy project that we operate for a customer uses biomass as the primary source of energy. For information on how we finance the projects that we own and operate, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 9, “Debt and Financing Lease Liabilities” and Note 11, “Variable Interest Entities and Equity Method Investments” to our consolidated financial statements in Item 8 of this Report.
Our Lines of Business
Projects
Our Projects service is primarily energy efficiency projects, which entail the design, engineering and installation of an ever-increasing array of innovative technologies and techniques to improve the energy efficiency and control the operation, of a building’s energy- and water- consuming systems. In certain projects we provide financing and design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy for a customer. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system or other small-scale plant. Projects we have constructed or are currently working on include designing, engineering and installing energy conservation measures across school buildings, large, complex energy conservation and energy security projects for the federal government, and municipal-scale street lighting projects incorporating smart city controls.
O&M
After an energy efficiency or renewable energy project is completed, we often provide ongoing O&M services under multi-year contracts. These services offer end-to-end technical guidance and include operating, maintaining, and repairing facility energy systems, such as boilers, chillers and building controls, as well as central power and other small-scale plants. For larger projects, we frequently maintain staff on-site to perform these services. In addition to providing O&M services for our own projects, we also provide similar services on projects we did not construct for various customers.
Energy Assets
Our service offerings also include the sale of electricity, heat, cooling, processed biogas, and renewable biomethane fuel from the portfolio of assets that we own and operate.
We have constructed and are currently developing, designing, and constructing a wide range of renewable energy plants using:
•biogas (generated from landfills, wastewater treatment plants, and the agricultural sector)
•advanced biofuels
•biomass and other bio-derived fuels
•solar PV
•wind and hydro sources of energy
Most of our renewable energy assets to date have involved the generation and sale of:
•electricity from solar PV
•electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock
In the case of our biogas-fueled projects, we purchase the biogas that otherwise would be combusted or vented, process it, and either use it as a renewable fuel source in our energy plants to produce and sell electricity and/or thermal, or sell it as a renewable fuel source to a third party. We have also designed and built, as well as own, operate and maintain, facilities that process biogas into biomethane (or renewable natural gas or “RNG”) that can be transported, primarily through the nation’s natural gas pipeline grid or in some cases through tanker trucks, and sold to third parties. For Ameresco-owned and operated energy assets, we typically enter into long-term agreements with third parties for the sale of the energy produced by the facility.

As of December 31, 2020, we owned and operated 130 small-scale renewable energy plants and solar PV installations which generate electricity or deliver renewable gas fuel with a combined capacity of 282 megawatt equivalents (“MWe”). We also have energy assets in development and construction with a combined capacity of 351 MWe.
The table below shows the type and number of plants we owned as of December 31, 2020:

Plants Owned and Operated	Quantity
Biogas: RNG	4
Biogas: non-RNG	26
Solar Assets	98
Other	2
Total plants owned and operated	130
Other
Our service and product offerings also include photovoltaic solar energy products and systems (“integrated-PV”) and consulting and enterprise energy management services.
Customer Arrangements
Energy Savings Performance Contracts (“ESPCs”)
For our energy efficiency projects, we typically enter into ESPCs, under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency or operation of the specific equipment and systems we install. Our commitments generally fall into three categories:
•Pre-agreed energy reduction commitment: our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the commitment will have been met.
•Equipment-level commitment: we commit to a level of energy use reduction based on the difference in use measured first with the existing equipment and then with the replacement equipment.
•Whole building-level commitment: requires demonstration of energy usage reduction for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and demonstration may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 25 years. We often assist these customers in identifying and obtaining financing through rebate programs, grant programs, third-party lenders, and other sources.
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
Indefinite Delivery, Indefinite Quantity (“IDIQ”) Agreements
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between government agencies and us or our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. Ameresco and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy expiring April 2022, which may be extended through December 2023.
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
Energy Supply Contracts
For projects involving the construction of a small-scale renewable energy plant that we own and operate, we generally enter into (i) long-term power purchase agreements (“PPAs”) to supply electricity, (ii) long-term energy supply agreements (“ESAs”) to supply medium BTU biogas or thermal energy, or (iii) gas purchase agreements (“GPAs”) to supply renewable natural gas to a third party. These third parties include, but are not limited to, brokers, traders, utilities, municipalities, industrial facilities, or other large purchasers of energy. The rights to use the site for the plant and the purchase of raw feedstock fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in reference Item 1A, Risk Factors in this Form 10-K.
Our Business Segments
Our reportable business segments are as follows:
•U.S. Regions
•U.S. Federal
•Canada
•Non-Solar Distributed Generation (“Non-Solar DG”)
Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services. Our Non-Solar DG segment sells electricity, thermal, processed renewable gas fuel, or biomethane produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and operate, as well as O&M services for customer owned small-scale plants. Our U.S. Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers enterprise energy management services, consulting services, and the sale of solar PV energy products and systems which we refer to as integrated-PV.
The table below shows the percentage of revenues by segment for the last three years:

	2020	2019	2018
% of Revenues by Segment (1)
U.S. Regions	38.8%	42.1%	42.5%
U.S. Federal	36.6%	33.2%	31.3%
Canada	4.6%	4.4%	5.0%
Non-Solar DG	10.3%	9.8%	10.5%
All Other	9.7%	10.5%	10.7%
Total revenues	100.0%	100.0%	100.0%

(1) See Note 3 “Revenue from Contracts with Customers” for our disaggregated revenue and Note 20 “Business Segment Information” for additional information.

Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 54 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, digital campaigns, telemarketing, and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2020, we had 135 employees in direct sales.
In preparation for a proposal, our team typically conducts a preliminary audit of the customer’s needs and requirements and identifies areas to enhance efficiencies and reduce costs. We collect and analyze the customer’s utility bill and other data related to energy use. If the bills are complex or numerous, we often utilize Ameresco’s enterprise energy management software tools to scan, compile and analyze the information. Our experienced engineers visit and assess the customer’s current energy systems and infrastructure. Through our knowledge of the federal, state, local governmental and utility environment, we assess the availability of energy, utility or environmental-based payments for usage reductions or renewable power generation, which helps us optimize the economic benefits of a proposed project for a customer. Once awarded a project, we perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project and final contract terms.
For renewable energy plants that are not located on a customer’s site or use sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy and obtaining necessary rights and governmental permits to develop a plant on that site. For example, for LFG projects, we start with gaining control of an LFG resource located close to the prospective customer. For solar and wind projects, we look for sites where utilities are interested in purchasing renewable energy power at rates that are sufficient to make a project feasible. Where governmental agencies control the site and resource, such as a landfill owned by a municipality, the customer may be required to issue an RFP to use the site or resource. Once we believe we are likely to obtain the rights to the site and the resource, we seek customers for the energy output of the potential project, with whom we can enter into a long-term PPA.
Customers
We strive to be a trusted sustainability partner creating valued, single-sourced, efficient energy solutions delivered with passion, expertise, teamwork, and a relentless focus on customer satisfaction.
Our customers choose to prioritize efficiency and the development of clean, green energy sources and our solutions are customized to serve the specific needs of each customer and meaningfully reduce or offset their carbon footprint. From energy conservation through a variety of measures to generation of green, renewable power, our clients and their communities reap the benefits of reducing energy consumption, costs, and associated carbon emissions.
In 2020, we served customers throughout the United States, Canada, the U.K., and Greece and approximately 71.5% of our revenues were derived from federal, state, provincial or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government is considered a single customer and segment for reporting purposes (see table above under “Our Segments”). For the year ended December 31, 2020, our largest 20 customers accounted for approximately 62.4% of our total revenues. Other than the U.S. federal government, no one customer represented more than 10% of our revenues during this period.
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting.
Competition
While we face significant competition from a large number of companies, we believe few offer the objective technical expertise and full range of services that we provide.
Our principal competitors include:
•Core business: Constellation Energy Group, Inc. (an Exelon company), Energy Systems Group, Honeywell, Johnson Controls, NORESCO United Technologies, Schneider Electric, Siemens Building Technologies, and Trane Technologies (an Ingersoll-Rand company). We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
•Renewable energy plants: many large independent power producers and utilities, as well as a large number of developers of renewable energy projects.

•LFG market: primarily large, national project developers and owners of landfills who self-develop projects using LFG from their own landfills.
•Solar PV market: Borrego Solar, BlueWave Solar, Citizens Energy, Clean Energy Collective, Nexamp, SunPower Corp., Solect Energy, and Syncarpha Capital. We compete for renewable energy projects primarily on the basis of our experience, reputation and ability to identify and complete high quality and cost-effective projects.
•O&M services: EMCOR Energy Services, Comfort Systems USA, Honeywell, Johnson Controls and Veolia. In this area, we compete primarily on the basis of our expertise and quality of service.
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
Human Capital Management
We believe our employees are Ameresco’s greatest resource, as they come together to creatively integrate our advanced technology portfolio and develop innovative, transformative energy solutions for our customers.

The diversity of our team coupled with our deep bench of technical expertise enables us to tackle the most complex energy opportunities. Supporting our employees and the communities in which we serve is paramount to our success.
We focus on team-based employee philanthropy, wellness-focused employee benefits, and donating our time to our local communities through education and training.
As of December 31, 2020, we had a total of 1,141 employees in offices located in 38 states, the District of Columbia, four Canadian provinces and the U.K.
Philanthropic Activities
We actively participate in philanthropic activities that support our local communities and provide an opportunity for dynamic team building. As we move into 2021, employees will be encouraged to use paid community service days to donate time and creative energy to the organizations that touch them personally and to give back to the environment and their communities.
Diversity and Inclusion
We welcome, support, and celebrate unique ways of thinking. We believe innovation demands diversity of thought, and Ameresco has done well by welcoming and celebrating employees from diverse backgrounds. We are proud to be an equal opportunity workplace and an Affirmative Action employer.
To educate, support, and promote the culture of diversity and inclusion at Ameresco, annual Diversity in the Workplace training is rolled out to all Ameresco employees. This comprehensive training is critical to ensuring we are doing our best in educating all of our teams and fostering a corporate culture that is all-inclusive.
Recruiting is a key element in our commitment to Diversity and Inclusion. Our recruiting team focuses on attracting and recruiting a diverse workforce by partnering with organizations like National Society of Black Engineers, New England Women in Energy and the Environment, Hire Heroes, USA and National Council for Minorities in Engineering.
We have demonstrated meaningful growth over the last five years in number and percentage of employees from key protected classes, representing 43% of all employees as of December 31, 2020. In addition, we have a 42% rolling three-year average of key protected class promotions among all promotions throughout Ameresco. In 2020, 43% of all management position promotions were employees in a key protected class. Key protected classes include women, ethnicity, veterans, and individuals with a disability. This data represents U.S. employees only due to personal information privacy regulations in Canada and Europe.
Benefits with a Purpose
The health, safety, and well-being of our employees is our top priority at Ameresco. In addition to competitive salaries, we are committed to regularly evaluating a competitive benefits portfolio, striving to provide resources to our employees that assist with work-life balance.
While employee healthcare costs and access to a wide variety of doctors have always been at the top of our criteria list, we also focused our 2021 benefit renewal objectives on expanding our mental health offerings. We wanted to ensure our employees have a variety of help and resources available, offered in platforms and services they felt comfortable using, should they need it.
In addition, we are proud to offer a comprehensive Employee Assistance Plan to all Ameresco employees and their family members should they need assistance with any life planning matters. And in support of some of the new applications and corporate programs, we are rolling out memberships to Care.com, Gympass, and the Headspace mobile app.
Energy Outside the Office
Whether it is through our philanthropic activities, our quest to provide an inclusive culture, or our focus on the well-being of our people, Ameresco benefits from the open communication seen between our employees. We encourage activities outside of our offices to enhance the employee experience. Various social groups have organically formed based on interests and hobbies ranging from hiking to baking and reading to running.
More recently with the impact of the COVID-19 pandemic, in an effort to keep employees engaged while working remotely, our Canadian offices organized weekly midday virtual yoga sessions and recurring virtual trivia games.
Career Advancement
Ameresco strives to implement creative ways for our employees to support career advancement. Lunch & Learn educational sessions are hosted regularly by departments across the company to better understand all aspects of our business. This allows employees to learn about topics relevant to our business and contributes to cross departmental collaboration and individual employee development.
To further encourage females in key leadership positions, a Women’s Mentorship Forum was created to mentor rising stars at Ameresco. In the last five years, Ameresco has promoted 15 females into key leadership positions.
Ameresco has a tuition reimbursement program to support career development within our organization. In addition, we support employee growth by investing in career advancing certification programs for our employees.
For more information on our initiatives noted above, please see our Environmental, Social and Governance Report 2020 which is available at www.ameresco.com.
Seasonality
See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors and “Overview — Effects of Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of seasonality in our business.
Geographic Information
Financial information about our domestic and international operations may be found in Note 16, “Geographic Information” of our consolidated financial statements included in Item 8 of this Form 10-K, which information is incorporated herein by reference.
Additional Information
Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.ameresco.com, as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission (“SEC”), and through the SEC’s website, www.sec.gov. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Report.
Executive Officers
The following is a list of our executive officers, their ages as of February 26, 2021 and their principal positions:

Name	Age	Position (s)
George P. Sakellaris	74	Chairman of the Board of Directors, President and Chief Executive Officer
David J. Anderson	60	Executive Vice President and Director
Michael T. Bakas	52	Executive Vice President, Distributed Energy Systems
Nicole A. Bulgarino	48	Executive Vice President and General Manager, Federal Solutions
David J. Corrsin	62	Executive Vice President, General Counsel and Secretary and Director
Robert Georgeoff	56	Executive Vice President, South Region
Britta MacIntosh	53	Senior Vice President, Western Region and London Operations
Louis P. Maltezos	54	Executive Vice President
Spencer Doran Hole	52	Senior Vice President and Chief Financial Officer
Mark A. Chiplock	51	Vice President of Finance and Chief Accounting Officer
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
Robert Georgeoff: Mr. Georgeoff has served as our executive vice president, south region, since February 2021 and has served as President at Ameresco Southwest, a subsidiary of Ameresco, since August 2011. Mr. Georgeoff previously served as vice president, south region and President at Ameresco Southwest, a subsidiary of Ameresco, from August 2011 through February 2021.
Britta MacIntosh: Ms. MacIntosh has served as our senior vice president of London operations since July 2020. Ms. MacIntosh previously served as our vice president of UK operations from February 2016 to July 2020.
Louis P. Maltezos: Mr. Maltezos has served as executive vice president since April 2009 and oversees Central and Northwest Regions and Canada operations. Mr. Maltezos has also served as the chief executive officer of Ameresco Canada since September 2015 and served as the president of Ameresco Canada from September 2014 to September 2015.
Spencer Doran Hole: Mr. Hole has served as our Senior Vice President and Chief Financial Officer since July 2019. Prior to joining Ameresco, Mr. Hole served as Chief Executive Officer, North America and Group Vice President - Strategy at ReneSola Ltd., a manufacturer and supplier of green energy products, since November 2017 and served as the Chief Financial Officer for the US division of ReneSola since December 2016. Prior to joining ReneSola, Mr. Hole was the founder of Coast to Coast Advisors, an independent financial consultancy practice, assisting investor, lender and developer clients with financing and asset sales. Mr. Hole also served as the Chief Financial Officer of Pristine Sun LLC, a small-scale solar developer, from November 2015 through April 2016.
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
Risks Related to Our Business
If demand for our energy efficiency and renewable energy solutions does not develop as we expect, our revenues will suffer, and our business will be harmed.
We believe, and our growth plans assume, that the market for energy efficiency and renewable energy solutions will continue to grow, that we will increase our penetration of this market and that our revenues from selling into this market will continue to increase over time. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our revenues will suffer, and our business will be harmed.
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
As of December 31, 2020 and 2019, we had backlog of approximately $895.7 million and $1,107.6 million, respectively, in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,318.7 million and $1,160.4 million, respectively. As of December 31, 2020 and 2019, we had O&M backlog of approximately $1,131.1 million and $1,142.3 million, respectively. Our O&M backlog represents expected future revenues under signed multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
Development, installation and construction of our energy efficiency and renewable energy projects, and operation of our renewable energy projects, entails many risks, including:
•failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule,
•failure to obtain all necessary rights to land access and use,
•failure to receive quality and timely performance of third-party services,
•increases in the cost of labor, equipment and commodities needed to construct or operate projects,
•permitting and other regulatory issues, license revocation and changes in legal requirements,
•shortages of equipment or skilled labor,
•unforeseen engineering problems,
•failure of a customer to accept or pay for renewable energy that we supply,
•weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life,
•health or similar issues, such as a pandemic or epidemic, such as the novel coronavirus (COVID-19),
•labor disputes and work stoppages,
•mishandling of hazardous substances and waste, and
•other events outside of our control.
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
Historically, including for the years ended December 31, 2020 and 2019, more than 71% of our revenues have been derived from sales to federal, state, provincial or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.
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
A significant majority of our fully-contracted backlog and awarded projects is attributable to customers that are governmental entities. Our contracts with the federal government and its agencies, and with state, provincial and local governments, customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•terminate existing contracts, in whole or in part, for any reason or no reason,
•reduce or modify contracts or subcontracts,
•decline to award future contracts if actual or apparent organizational conflicts of interest are discovered, or to impose organizational conflict mitigation measures as a condition of eligibility for an award,
•suspend or debar the contractor from doing business with the government or a specific government agency, and
•pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions unique to government contracting.

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
We have a $115 million revolving senior secured credit facility that matures June 2024, subject to the quarter end ratio covenant described below. This facility may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace it on acceptable terms, or at all. Under the revolving credit facility, we are required to maintain a maximum ratio of total funded debt to EBITDA (as defined in the agreement) of less than 3.25 to 1.0. We are also required to maintain a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0. EBITDA for purposes of the facility excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. For example, certain deductions relating to energy efficiency have expiration dates which could significantly alter the existing tax code, including the removal of these credits prior to their scheduled expiration. The 30% investment tax credit (“ITC”) relating to the installation of solar power fell to 26% in 2020 which will be retained for solar projects that begin construction through the end of 2022. It will decrease to 22% in 2023 and 10% in 2024 and future years. We took advantage of the Safe Harbor commence-construction provisions contained in IRS Notice 2018-59 by pre-purchasing solar equipment in 2019 thereby preserving the ability to take 30% ITC for projects placed in service before 2024. If these or other deductions and credits expire without being extended, or otherwise are reduced or eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income.
Our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy efficient improvements we provide under government contracts. Section 179D was extended through December 31, 2020 as part of the Tax Extender and Disaster Relief Act of 2019 which became law on December 20, 2019. On December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 which among other things made permanent the Section 179D Energy Efficient Commercial Building Deduction. That Act made changes to the way the deduction is calculated. If those changes result in lower levels of energy efficiency improvements, it could impact the deduction available and the tax rate.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2017 through 2020 are subject to audit by federal, state and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
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
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects.
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
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects. For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the 19-year performance period of the contract. Several provisions in that contract mitigate the price risk. In addition, although we typically structure our contracts so that our obligation to supply a customer with biogas, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we may commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties. Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.
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
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us and could focus their substantial financial resources to develop a competitive advantage. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.
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
The small-scale renewable energy plants that we construct and own are subject to various operating risks that may cause them to generate less than expected amounts of processed biogas, electricity or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, such as biogas or biomass; or a faster than expected diminishment of such supply. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we have in the past, and could in the future, incur material asset impairment charges if any of our renewable energy plants incurs operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.
We have not entered into long-term offtake agreements for a portion of the output from our small-scale renewable energy plants and a portion of the related RINs are not subject to long term contracts.
We have not entered into long-term offtake agreements for a portion of the output from our small-scale renewable energy plants, particularly RNG and non-RNG plants, and we may sell portions of the processed RNG, medium-BTU gas or electricity produced by the facility at wholesale prices, which are exposed to market fluctuations and risks. Similarly, we have not entered into long-term agreements with respect to the RINs for which the production and sale of such biofuel may qualify. The failure to sell such processed RNG, medium-BTU gas, electricity or the related RINs at a favorable price, or at all could have a material adverse effect on our business and operating results.

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
See also Note 2, “Summary of Significant Accounting Policies” and Note 5, “Goodwill and Intangible Assets, Net”, to our consolidated financial statements appearing in Item 8 of this Report.
We need governmental approvals and permits, and we typically must meet specified qualifications, in order to undertake our energy efficiency projects and construct, own and operate our small-scale renewable energy projects, and any failure to do so would harm our business.
The design, construction and operation of our energy efficiency and small-scale renewable energy projects require various governmental approvals and permits and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our ability to develop that project or increase the cost so substantially that the project is no longer attractive to us. We have experienced delays in developing our projects due to delays in obtaining permits and may experience delays in the future. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for that project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Further, the continued operations of our projects require continuous compliance with permit conditions. This compliance may require capital improvements or result in reduced operations. Any failure to procure, maintain and comply with necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.
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
We generate a portion of our revenues from operations outside of the United States, mainly in Canada and the United Kingdom. International expansion is one of our growth strategies, and we expect our revenues and operations outside of the United States will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada and the United Kingdom, including:
•building and managing a highly experienced foreign workforce and overseeing and ensuring the performance of foreign subcontractors,
•increased travel, infrastructure and legal and compliance costs associated with multiple international locations,
•additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment,
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States,
•increased exposure to foreign currency exchange rate risk,
•longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable,
•difficulties in repatriating overseas earnings,
•general economic conditions in the countries in which we operate, and
•political unrest, war, incidents of terrorism, or responses to such events.
We also continue to evaluate the effect of the United Kingdom’s departure from the European Union (“EU”) (commonly referred to as Brexit) on our business operations and financial results. On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the EU and, on December 31, 2020, the U.K. entered into an agreement, or Brexit Agreement, with the E.U. that defines the terms of their relationship, covering, among other things, trade and tariffs, services and travel. The uncertainties related to the impact of the Brexit Agreement have cross-border operational, financial and tax implications, among others, and could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.
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
Our business is affected by regulations and tariffs that govern the activities and rates of utilities. For example, utility companies are commonly allowed by regulatory authorities to charge fees to some business customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of taking advantage of our services and make them less desirable, thereby harming our business, financial condition and operating results. Our current generating projects are all operated as qualifying facilities. FERC regulations under the FPA confer upon these facilities key rights to interconnection with local utilities and can entitle qualifying facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these federal laws and regulations could increase our regulatory burdens and costs and could reduce our revenues. State regulatory agencies could award renewable energy certificates or credits that our electric generation facilities produce to our power purchasers, thereby reducing the power sales revenues we otherwise would earn. In addition, modifications to the pricing policies of utilities could require renewable energy systems to charge lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures.
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

These tariffs specify rules, business practices and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state and federal regulatory commissions. These tariffs change frequently, and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which we render service to our customers.
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
We are cooperating with requests by the staff of the United States Securities and Exchange Commission, or SEC, for information with respect to revenue recognition for our software-as-a-service, or SaaS, businesses during the period beginning January 1, 2014 The Audit Committee of our Board of Directors is overseeing a review by our outside counsel of our software-as-a-service revenue recognition, including review procedures with respect to the revenue recognized during the period from 2018 to September 30, 2020. Although, our review to date has not identified material misstatements of our financial results, the SEC’s inquiry is not complete, and there can be no assurance that SEC will not reach a contrary conclusion. In that event, we may be required to restate previously filed financial statements and invest in remediation of our internal controls; the SEC or another regulator could make further inquiries or pursue further action that could result in significant costs, expenses, sanctions and penalties; we may be subject to litigation from shareholders; and our management may be distracted by these circumstances.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is volatile.
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations, some of which are beyond our control. During the twelve months ended December 31, 2020, our Class A common stock has traded at a low of $13.38 and a high of $54.79. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. If the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or operating results. As a result of this volatility, you may not be able to sell your Class A common stock at or above the the price you paid for it and you may lose some or all of your investment. Additionally, although historically there has not been a large short position in our Class A common stock, securities of certain companies have recently experienced extreme and significant volatility as a result of a large aggregate short position driving up the stock price over a short period of time, which is known as a “short squeeze.” Furthermore, some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.
Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to five votes per share. The lower voting power of our Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.
We have two classes of common stock: Class A common stock, which is listed on the NYSE and which is entitled to one vote per share, and Class B common stock, which is not listed on any security exchange and is entitled to five votes per share. The difference in the voting power of our Class A and Class B common stock could diminish the market value of our Class A common stock because of the superior voting rights of our Class B common stock and the power those rights confer.
For the foreseeable future, Mr. Sakellaris or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
Except in certain limited circumstances required by applicable law, holders of Class A and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Mr. Sakellaris, our founder, principal stockholder, president and chief executive officer, owns all of our Class B common stock, which, together with his Class A common stock, represents approximately 78% of the combined voting power of our outstanding Class A and Class B common stock. Under our restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to family members, including spouses and descendants or the spouses of such descendants, as well as to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Mr. Sakellaris, his affiliates, and his family members and descendants will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 20% of the economic interest of the outstanding shares of our

Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.
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
General Risk Factors
Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.
If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:
•the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders,
•we may find that the acquired company or assets do not improve our customer offerings or market position as planned,
•we may have difficulty integrating the operations and personnel of the acquired company,
•key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition,
•we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting,
•we may incur additional costs and expenses related to complying with additional laws, rules or regulations in new jurisdictions,
•we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements,
•our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises,
•we may incur one-time write-offs or restructuring charges in connection with the acquisition,
•we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings, and
•we may not be able to realize the cost savings or other financial benefits we anticipated.
These factors could have a material adverse effect on our business, financial condition and operating results.
Compliance with environmental laws could adversely affect our operating results.
Costs of compliance with federal, state, provincial, local and other foreign existing and future environmental regulations could adversely affect our cash flow and profitability. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in connection with energy efficiency and renewable energy projects, and we may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to us or our projects, and future changes in environmental laws and regulations could occur. These factors may materially increase the amount we must invest to bring our projects into compliance and impose additional expense on our operations.
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

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions, and we have experienced such incidents in the past. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. Although past incidents have not had a material impact on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. See the discussion of GDPR in the above risk factor “We are subject to various privacy and consumer protection laws” for an example of new regulations impacting IT risk.
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
We may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy our ability to conduct business for an indefinite period of time. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic, has negatively impacted global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. In addition, Federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although we are considered an essential business, some of these actions have adversely impacted the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. The COVID-19 impacts described above could have a material adverse effect on our results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•impact the length of our sales cycle,
•cause us to experience an increase in delayed payments from customers and uncollectable accounts,
•cause delays and disruptions in the completion of certain projects,
•impact availability of qualified personnel, and
•cause other unpredictable events.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 27,000 square feet under a lease expiring on June 30, 2025. We occupy nine regional offices in Phoenix, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington and Richmond Hill, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically of lessor size, for 74 field offices throughout North America and the U.K. We also own 129 small-scale renewable energy plants throughout North America and one in Ireland, which are located on sites we own, leased sites, or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
Item 3. Legal Proceedings
In the ordinary conduct of our business we are subject to periodic lawsuits, investigations, and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.
We are cooperating with requests by the staff of the United States Securities and Exchange Commission, or SEC, requested information with respect to revenue recognition for our software-as-a-service, or SaaS, businesses during the period beginning January 1, 2014 through September 30, 2020. The Audit Committee of our Board of Directors is overseeing a review by our outside counsel of our software-as-a-service revenue recognition, including review procedures with respect to the revenue recognized during the period from 2018 to September 30, 2020. The review to date has not identified material misstatements of our financial results. We intend to continue to cooperate fully with the SEC and promptly address any material accounting errors or material control weaknesses which may be identified in connection with the inquiry and review.
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
As of February 26, 2021, and according to the records of our transfer agent, there were 13 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Our Class B common stock is not publicly traded and is held of record by George P. Sakellaris, our founder, principal stockholder, president and chief executive officer, as well as two trusts of which Mr. Sakellaris or his immediate family members are a trustee and/or beneficiary.
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
The graph below compares the cumulative total return attained by our Class A common shareholders with the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. The information presented assumes an investment of $100 on December 31, 2015 and that all dividends were reinvested. The graph shows the value that each of these investments would have had at the end of each year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN (1)
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Ameresco, Inc.	$100.00	$88.00	$137.60	$225.60	$280.00	$835.84
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
NASDAQ Clean Edge Green Energy Index	$100.00	$97.35	$128.55	$112.98	$161.18	$459.09
(1) $100 invested on December 31, 2015 in our Class A common stock or index, including reinvestment of dividends, as of December 31, 2020.
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the quarter ended December 31, 2020. As of December 31, 2020, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. Stock repurchases may be made from time to time through the open market and privately negotiated transactions. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. The Repurchase Program may be suspended or terminated at any time without prior notice and has no expiration date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in Item 8 of this Report. Some of the information contained in this discussion and analysis are set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Ameresco helps organizations meet energy saving and energy management challenges with an integrated comprehensive approach to energy efficiency and renewable energy. Leveraging budget neutral solutions, including ESPCs and power purchase agreements (“PPAs”), we aim to eliminate the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
Drawing from decades of experience, Ameresco develops tailored energy management projects for its customers in the commercial, industrial, local, state and federal government, K-12 education, higher education, healthcare and public housing sectors.
We provide solutions primarily throughout North America and the U.K. and our revenues are derived principally from energy efficiency projects, which entail the design, engineering and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
Key Factors and Trends
COVID-19
Fiscal year 2020 was marked with unrivaled global challenges, including the public health and economic downturn caused by the COVID-19 pandemic. During the first half of 2020, after COVID-19 was declared a pandemic by the World Health Organization, we experienced some delays in our project award conversions and some construction slowdowns due to shelter-in-place restrictions, however, the opportunities to reduce emissions and limit the effects of climate change remained. We responded to the pandemic by ensuring the health and safety of our employees. We implemented a seamless transition to remote operations for many months, and, while following all CDC guidelines, continued front-line work at our essential facilities and the impact to our results of operations and liquidity for the year ended December 31, 2020 was not material.
Although the overall impact to our results of operations and liquidity for the year ended December 31, 2020 was not material, the impact to our future results remains uncertain and will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers.
The Energy Act of 2020
On December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 into law, a legislative package that included the Energy Act of 2020, reauthorizing a number of U.S. Department of Energy programs, with a $2.3 trillion spending bill containing appropriations for fiscal year 2021, COVID-19 relief funds, and extensions of a number of expiring tax incentives important to the energy sector. It includes $35 billion in energy research and development programs, a two-year extension of the 26% Investment Tax Credit (“ITC”) rate for solar power that will retain the current 26% credits for solar projects that begin construction through the end of 2022. The 26% rate for ITC for solar projects was set to expire at the end of 2020. The Energy Act of 2020 also includes a one-year extension of the Production Tax Credit for wind power projects and an extension for offshore wind tax credits through 2025. In addition, the Section 179D Energy Efficient Commercial Building Deduction was made permanent under the tax code.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors in this Report.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of December 31,
(In Thousands)	2020	2019
Project Backlog
Fully-contracted backlog	$895,660	$1,107,580
Awarded, not yet signed customer contracts	$1,318,660	$1,160,400
Total project backlog	$2,214,320	$2,267,980
12-month project backlog	$593,860	$564,390

O&M Backlog
Fully-contracted backlog	$1,131,110	$1,142,330
12-month O&M backlog	$63,980	$60,280
Total project backlog represents energy efficiency projects that are active within our sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the subcontractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and convert to fully-contracted backlog. It may take longer, as it depends on the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period.
Our O&M backlog represents expected future revenues under signed multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See Note 2 “Summary of Significant Accounting Policies” for our revenue recognition policies. “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in this Report.
Assets in Development
Assets in development, which represents the potential estimated design/build construction value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $1,021.8 million as of December 31, 2020 and $681.0 million as of December 31, 2019. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income for the periods indicated (1):

	Year Ended December 31,
	2020		2019		Year-Over-Year Change
(In Thousands)	Dollar Amount	% of Revenues	Dollar Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,032,275	100.0%	$866,933	100.0%	$165,342	19.1%
Cost of revenues	844,726	81.8%	698,815	80.6%	145,911	20.9%
Gross profit	187,549	18.2%	168,118	19.4%	19,431	11.6%
Selling, general and administrative expenses	116,050	11.2%	116,504	13.4%	(454)	(0.4)%
Operating income	71,499	6.9%	51,614	6.0%	19,885	38.5%
Other expenses, net	15,071	1.5%	15,061	1.7%	10	0.1%
Income before income taxes	56,428	5.5%	36,553	4.2%	19,875	54.4%
Income tax benefit	(494)	—%	(3,748)	(0.4)%	3,254	(86.8)%
Net income	$56,922	5.5%	$40,301	4.6%	$16,621	41.2%
Net (income) loss attributable to redeemable non-controlling interest	$(2,870)	(0.3)%	$4,135	0.5%	$(7,005)	(169.4)%
Net income attributable to common shareholders	$54,052	5.2%	$44,436	5.1%	$9,616	21.6%

(1) A comparison of our 2019 and 2018 results can be found in Item 7 of our 2019 Form 10-K filed with the SEC.
Our results of operations for the year-ended December 31, 2020 reflect outstanding year-over-year growth in terms of revenues, operating income, and net income attributable to common shareholders. Our strong operating results are due to the following:
•Revenue: total revenues increased primarily due to a $153.5 million, or 25%, increase in our project revenue attributed to strong execution of our contracted backlog, and a $20.2 million, or 21%, increase in our energy asset revenue attributed to increased assets in operations and improved output and pricing related to certain of our non-solar distributed generation assets in operation, partially offset by a $8.8 million, or 18%, decrease in our integrated-PV revenue resulting from weakened sales to our oil and gas customers and a $5.2 million decrease in other revenue.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues. The decrease in gross profit as a percentage of revenue is primarily due to a higher proportion of lower margin projects as part of the revenue mix.
•Selling, General and Administrative Expenses: the decrease is primarily due to a decrease in net salaries and benefits of $4.8 million resulting from higher utilization and a decrease in travel expense of $1.9 million attributed primarily to COVID-19-related restrictions, partially offset by higher project development costs of $2.0 million, an impairment charge of $1.0 million recorded in 2020 related to one of our landfill gas to energy assets, higher bad debt expenses of $0.5 million attributed to a reserve recorded on a single large trade receivable being disputed, and the impact of a $2.2 million gain recognized in 2019 on the deconsolidation of a variable interest entity.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of deferred financing costs and certain government incentives. Other expenses, net increased primarily due to higher interest expenses of $1.4 million related to increased levels of non-recourse project debt and higher amortization of deferred financing costs of $0.5 million, partially offset by government incentives of $1.9 million received which were recorded as other income.
•Income before Income Taxes: the increase is due to reasons described above.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax benefit rate was lower in 2020 as compared to 2019 primarily due to the inclusion in 2019 of the benefit from the 2018 and 2019 Section 179D deduction which was retroactively extended in December 2019. The tax benefit rate for 2020 was favorable, which was affected by the release of a previously established valuation allowance on the Canadian tax assets and the benefit of employee stock option compensation. We additionally realized tax rate benefits associated with net operating loss carrybacks made possible by the passing of the CARES Act on March 27, 2020 and tax basis adjustments on certain partnership flip transactions.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to reasons described above. Basic earnings per share for 2020 was $1.13 an increase of $0.18 per share compared to the same period of 2019. Diluted earnings per share for 2020 was $1.10, an increase of $0.17 per share, compared to the same period of 2019.
Business Segment Analysis
Our reportable segments for the year ended December 31, 2020 are U.S. Regions, U.S. Federal, Canada and Non-Solar DG. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 20 “Business Segment Information” for additional information about our segments.
Revenues

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2020	2019	Dollar Change	% Change
U.S. Regions	$400,526	$365,060	$35,466	9.7%
U.S. Federal	377,882	287,426	90,456	31.5
Canada	47,797	37,910	9,887	26.1
Non-Solar DG	106,418	84,683	21,735	25.7
All Other	99,652	91,854	7,798	8.5
Total revenues	$1,032,275	$866,933	$165,342	19.1%
•U.S. Regions: the increase is primarily due to an increase in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year and an increase in revenue from the growth of our energy assets in operation.
•U.S. Federal: the increase is primarily due to an increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year.
•Canada: the increase is primarily due to an increase in project revenues related to the progression of certain active projects and an increase in revenue from the growth of our energy assets in operation.
•Non-Solar DG: the increase is primarily due to an increase in project revenues related to the progression of certain active projects and an increase in energy and incentive revenue.
•All Other: the increase is primarily due to an increase in project revenues related to an increase in volume and progression of certain active projects partially offset by a decrease in our integrated-PV revenues, which is a result of weakened sales to our oil and gas customers.
Income before Taxes and Unallocated Corporate Activity

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2020	2019	Dollar Change	% Change
U.S. Regions	$27,565	$15,925	$11,640	73.1%
U.S. Federal	44,560	40,553	4,007	9.9
Canada	2,560	1,771	789	44.6
Non-Solar DG	13,040	3,813	9,227	242.0
All Other	8,891	8,680	211	2.4
Unallocated corporate activity	(40,188)	(34,189)	$(5,999)	17.5
Income before taxes	$56,428	$36,553	$19,875	54.4%
•U.S. Regions: the increase is primarily due to the increase in revenues described above, a decrease in operating expenses attributed to lower salary and benefit costs of $4.6 million resulting from lower headcount and higher utilization, and an increase in government incentives of $1.9 million recorded as other income, partially offset by higher project development costs of $2.0 million and higher bad debt expenses of $0.5 million attributed to a reserve recorded on a single large trade receivable being disputed.
•U.S. Federal: the increase is due to the increase in revenues described above and a decrease in salaries and benefits of $0.9 million resulting from increased utilization, partially offset by an increase in interest expense of $0.9 million.

•Canada: the increase is primarily due to the increase in revenues described above.
•Non-Solar DG: the increase is primarily due to the increase in project revenues described above and higher margin energy and incentive revenue attributed to higher pricing realized from the sale of certain environmental attributes, partially offset by an impairment charge of $1.0 million in 2020 related to one of our landfill gas to energy assets.
•All Other: the increase is due to higher revenues noted above, a decrease in operating expenses attributed to lower salary and benefit costs of $1.3 million resulting from lower headcount and higher utilization, offset by a mix of revenue from projects with lower gross margins.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher salaries and benefit costs, higher professional fees and increased insurance costs.
Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility and various forms of other debt. See below and Note 9 “Debt and Financing Lease Liabilities” for more information about our debt.
Working capital requirements, which can be susceptible to fluctuations during the year due to seasonal demands, generally result from revenue growth, our solar equipment purchase patterns, the timing of funding under various contracts, and payment terms for receivables and payables.
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund time to time
•capital investment in current and future energy assets
We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $4,532 of employer payroll taxes otherwise due in 2020 has been delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). We estimate the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000, an estimated refund of taxes paid in prior years of approximately $1,700, and the carryback also provides an additional refund of approximately $3,200 related to Alternative Minimum Tax credits.
Senior Secured Credit Facility — Revolver and Term Loan
In March 2020, we amended this credit facility which increased the total funded debt to EBITDA covenant ratio to a maximum of 3.75 for the year ended December 31, 2020, which reverts back to 3.25 on March 31, 2021. The amendment also increased the Eurocurrency rate floor from 0% to 1%. The total commitment under the amended credit facility remains unchanged at $185.0 million. As of December 31, 2020, our senior secured credit facility outstanding was $110.8 million, and we had funds of $50.0 million available under the revolving credit facility.
Project Financing
Construction and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco. As of December 31, 2020, our construction and term loans outstanding were $224.9 million.

Our project financing facilities contain various financial and other covenant requirements which include debt service coverage ratios and total funded debt to EBITDA, as defined. Any failure to comply with the financial or other covenants of our project financings would result in inability to distribute funds from the wholly-owned subsidiary to Ameresco or constitute an event of default in which the lenders may have the ability to accelerate the amounts outstanding, including all accrued interest and unpaid fees. As of December 31, 2020, we were in default on one of our term loans for failure to maintain a projected consolidated debt service coverage ratio equal to or exceeding 1.20 to 1.00, however, a limited waiver was received in January 2021.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $440.2 million in principal amounts as of December 31, 2020 and $245.0 million as of December 31, 2019. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $248.9 million during the year ended December 31, 2020 and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $227.1 million during the year ended December 31, 2020. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheets as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements in this Report.
Sale-Leaseback and Financing Liabilities
We have entered into sale-leaseback arrangements for solar PV energy assets with multiple investors and in accordance with Topic 842, Leases, all sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities. See Notes 8 “Leases” and 9 “Debt and Financing Lease Liabilities” for additional information on these financing facilities. As of December 31, 2020, our financing leases and financing liabilities outstanding were $56.1 million, and $111.9 million remained available under these lending commitments, although this full amount is not expected to be used.
While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, except that we have guaranteed certain obligations relating to taxes and project warranties, operation and maintenance.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Selected Measures of Liquidity and Capital Resources

	December 31,
	2020	2019
Cash and cash equivalents	$66,422	$33,223
Working capital	$107,618	$88,545
Availability under revolving credit facility	$50,011	$29,144
We regularly monitor and assess our ability to meeting funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through at least March 2022 and thereafter.

Cash Flows
The following table summarizes our changes in cash and cash equivalents:

	Year Ended December 31,
	2020	2019
Cash flows used in operating activities	$(102,583)	$(196,293)
Cash flows used in investing activities	(181,015)	(142,223)
Cash flows provided by financing activities	305,169	317,419
Effect of exchange rate changes on cash	2	447
Net increase (decrease) in cash and cash equivalents	$21,573	$(20,650)
Our service offering also includes the development, construction, and operation of small-scale renewable energy plants. Small-scale renewable energy projects, or energy assets, can either be developed for the portfolio of assets that we own and operate or designed and built for customers. Expenditures related to projects that we own are recorded as cash outflows from investing activities. Expenditures related to projects that we build for customers are recorded as cash outflows from operating activities as cost of revenues.
Cash Flows from Operating Activities
Our cash flow from operating activities in 2020 improved over 2019 primarily due to a 38.5% increase in our operating income. This is a result of increased revenue and a 1% decrease in expenses as a percentage of revenue. In addition, the changes in our operating assets and liabilities improved 23% primarily due to a decrease in unbilled revenue (costs and estimated earnings in excess of billings) and an increase in deferred revenue (billings in excess of cost and estimated earnings). Further, non-cash items, which include non-cash compensation, depreciation, amortization, deferred income taxes and other non-cash items this year totaled $52.1 million, compared to $36.5 million last year.
Cash Flows from Investing Activities
During 2020, we made capital investments, net of grant proceeds, of $178.7 million related to the development and acquisition of renewable energy plants, a $44.7 million increase over the last year. This includes the purchases of solar PV projects in development for $1.3 million, of which $1 million was paid with cash, compared to $8.5 million, of which $2.5 million was paid with cash last year. We also spent $2.2 million related to purchases of other property and equipment, which is $4.5 million less than last year.
We currently plan to invest approximately $200.0 million to $250.0 million in capital investments in 2021, principally for the construction or acquisition of new renewable energy plants.
Cash Flows from Financing Activities
Our primary sources of financing during 2020 were proceeds of $250.3 million from advances on Federal ESPC projects and energy assets and long-term debt financings of $116.1 million. These proceeds were partially offset by repayments of long-term debt totaling $73.6 million.
During 2019, proceeds from Federal ESPC projects and energy assets provided $201.6 million in cash. We also received senior secured credit facility net proceeds of $73.3 million, long-term debt financing proceeds of $43.9 million and contributions from redeemable non-controlling interests of $21.4 million. These proceeds were partially offset by repayments of long-term debt totaling $28.4 million.
We currently plan additional financings of $150.0 million to $200.0 million in 2021 to fund the construction or acquisition of new renewable energy plants as discussed above.
We may also, from time to time, finance our operations through issuance or offering of equity or debt securities.
Critical Accounting Policies and Estimates
Preparing our consolidated financial statements in accordance with GAAP involves us making estimates and assumptions that affect reported amounts of assets and liabilities, net sales and expenses, and related disclosures in the accompanying notes at the date of our financial statements. We base our estimates on historical experience, industry and market trends, and on various other assumptions that we believe to be reasonable under the circumstances. However, by their nature, estimates are subject to various assumptions and uncertainties, and changes in circumstances could cause actual results to differ from these estimates, sometimes materially.
We believe that our policies and estimates that require our most significant judgments are considered our critical accounting policies and are discussed below. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for further details.
Revenue Recognition
As described in Note 2, we recognize revenue from the installation or construction of projects over time using the cost-based input method. We use the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, we record the entire estimated loss in the period the loss becomes known.
To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Billings in excess of cost and estimated earnings represents advanced billings on certain construction contracts. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable but not invoiced.
Significant judgement is required to estimate the total expected costs of projects that have a construction period of 12 to 36 months. Any increase or decrease in estimated costs to complete a performance obligation without a corresponding change to the contract price could impact the calculation of cumulative revenue to date and gross profit on the project. Factors that may result in a change to our estimates include unforeseen engineering problems, construction delays, the performance of contractors and major material suppliers, and unusual weather conditions, among others.
We have a long history of working with multiple types of projects and preparing cost estimates, and we rely on the expertise of key personnel to prepare what we believe are reasonable best estimates given available facts and circumstances. Due to the nature of the work involved, however, judgment is involved to estimate the costs to complete and the amounts estimated could have a material impact on the revenue we recognize in each accounting period. We cannot estimate unforeseen events and circumstances which may result in actual results being materially different from previous estimates.
Project Development Costs
We capitalize project development costs incurred in connection with the development of energy efficiency and renewable energy projects, only after the point in time when the realization of related revenue becomes probable. These costs primarily include direct labor, interest costs, outside contractor services, consulting fees, legal fees and associated travel. Project development costs incurred prior to the probable realization of revenues are expensed as incurred. The estimate of determining when revenue is probable requires judgement and if the required permitting is not obtained in a timely manner, or at all, or other unforeseen events occur, we may decide to abandon a project, at which time we would be required to write-off capitalized project development costs for that particular project.
Impairment Assessments
We evaluate our long-lived assets, including goodwill and intangible assets, for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable, and at least annually (December 31st) for goodwill and intangible assets that have indefinite lives. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.
We evaluate recoverability of long-lived assets and intangible assets by estimating the undiscounted future cash flows associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
The process of evaluating the potential impairment of goodwill requires significant judgment. We regularly monitor current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and projections of future results. We estimate the reporting unit’s fair value and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted-average cost of capital. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge.
Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 67% as of December 31, 2020 and 15% as of December 31, 2019. During the year ended December 31, 2020, we recognized a long-lived asset impairment charge of $1.0 million on one of our energy asset groups. See Note 7 “Energy Assets” for additional information.
Derivative Financial Instruments
We account for our interest rate swaps, commodity swaps and our make-whole provisions as derivative financial instruments which are carried on our consolidated balance sheets at fair value.
The fair value of our interest rate and commodity swaps are determined based on observable market data in combination with expected cash flows for each instrument. Among the key drivers of value are interest rates, since the future floating rates are unknown. The value of our interest rate swaps will change in subsequent periods as counterparty credit risk and forward expectations of the floating rate change. Therefore, depending on how the yield curve changes in subsequent measuring periods, a swap can become an asset or a liability for us. In addition, model inputs used in swap analyses can also substantially affect the fair value of the swaps.
Our make-whole provisions fulfill the requirements of embedded derivative instruments that were required to be bifurcated from the host agreement. The fair value of these make-whole provisions are determined based on available market data and a with and without model. There are several assumptions and estimates used in the calculation of the fair value of derivatives, such as discount rate and risk premium.
Any changes in the fair value of our derivatives designated as hedging instruments are recorded as adjustments to other comprehensive income and any changes in fair value of our derivatives not designated hedging instruments are recorded in other expense, net in our consolidated statements of income. See Note 19 “Derivative Instruments and Hedging Activities” for more information.
Redeemable Non-controlling Interests
We utilize the hypothetical liquidation at book value (“HLBV”) methodology for attributing income and loss to the redeemable non-controlling interests each period, which is a balance sheet approach. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interests in the consolidated statements of income reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between our subsidiaries and the investors. The use of the HLBV methodology to allocate income to the redeemable non-controlling interest holders may create volatility in our consolidated statements of income as the application of HLBV can drive changes in net income available and loss attributable to the redeemable non-controlling interests from quarter to quarter. The HLBV method computes the hypothetical taxable gain or loss based on the difference between the GAAP net book value and tax basis of the partnership flip entity, which involves a number of assumptions and estimates such as appraisals, forecasted contributions and distributions, and tax depreciation method used.
Stock-based Compensation Expense
Our stock-based compensation expense results from the issuances of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others. We follow the fair value recognition provisions of ASC 718 which requires that all stock-based payments to employees, including grants of employee stock options, modifications to existing stock options and employee stock purchases related to our Employee Stock Purchase Plan, be recognized in the consolidated statements of income based on their fair values, using the prospective-transition method. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in our estimate of the level of financial performance measures expected to be achieved, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and record stock-based compensation expense utilizing the straight-line method. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Income Taxes
We are subject to income taxes in the U.S. and five foreign jurisdictions. Significant judgment is required in determining income tax expense, deferred tax assets and liabilities and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period.
We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we have made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues and may require an extended period of time to resolve. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have an impact on our results of operations.
On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in a particular jurisdiction in the future, a valuation allowance to the deferred tax asset would be charged to income in the period such determination was made. This valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In 2020 we determined that it was more likely than not that the non-capital net operating loss carryforwards at our Canadian parent company would be realized before they expire. In 2020 we reversed the previously established valuation allowance on the tax assets associated with the carryforwards. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence, including our historical financial results, the source and consistency of those results, whether they should be adjusted for certain one-time or nonrecurring items, whether losses cumulatively exceed income over a reasonable period of time, the availability of tax planning strategies, availability of carryback and carryforward periods, and other factors, including our expectations of future taxable income. Adjustments to income tax expense to the extent we establish a valuation allowance or adjust this allowance in a period could have a material impact on our financial condition and results of operations.
Recent Accounting Pronouncements
See Note 2 of the “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in U.S. dollars, Canadian dollars, and British pounds sterling (“GBP”) and Euros. Changes in these rates may have an impact on future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.
Interest Rate Risk
We had cash and cash equivalents totaling $66.4 million as of December 31, 2020 and $33.2 million as of December 31, 2019. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. All but three of the interest rate swaps that we have entered into qualify and have been designated as cash flow hedges. We have entered into two commodity swap contracts in order to hedge our exposure to adverse changes in the short-term market rates of natural gas, which have not been designated for hedge accounting.
We have also entered into term loan agreements that contain make-whole provisions that qualify as embedded derivatives and are required to be bifurcated from their host term loan agreement and valued separately. These derivatives cannot be hedged.
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
Our exposure to market interest rate risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. See Notes 2, 18 and 19 included in Item 8 of this Report for additional information about our derivative instruments.
Foreign Currency Risk
We have revenues, expenses, assets and liabilities that are denominated in foreign currencies, principally the Canadian dollar and British pound sterling. Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2020, due to the strengthening of the GBP and CAD versus the U.S. dollar, our foreign currency translation resulted in a gain of $1.0 million which we recorded as a decrease in accumulated other comprehensive loss. For the year ended December 31, 2019, we also recorded a currency translation gain of $1.4 million. As a consequence, gross profit, operating results, profitability and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries but have elected to invest in new business opportunities there. See Note 10, “Income Taxes” to our consolidated financial statements in this Report. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ameresco, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of income, comprehensive income, changes in redeemable non-controlling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue from Contracts with Customers – Project Revenue
As described in Notes 2 and 3 to the financial statements, the Company’s projects line of business relates to the construction of energy efficiency projects, which includes the design, engineering and installation for technologies and techniques to improve the energy efficiency and control the operation of a building’s energy-and-waste-consuming systems. Typically, the Company provides a service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The Company’s project revenues are generated from long-term fixed price contracts whereby revenue is recognized over time using the cost-based input method. The Company uses total costs incurred on the project relative to the total expected costs to estimate progression towards the satisfaction of the performance obligation.
Estimating the amount of project revenue to record from the Company’s long-term fixed price contracts requires management’s judgment in estimating final construction contract profits. Final construction contract profits, driven by total anticipated contract costs that can be incurred over several years, are largely determined based on negotiated or estimated purchase contract terms and consider factors such as historical performance, seasonal and construction schedule risks, estimated subcontractor costs and contingency costs.
We identified the Company’s accounting for revenue recognition under the project line of business to be a critical audit matter due to the significant judgments used by management related to the estimation of final construction profits. Estimating the final construction profit on these long-term contracts requires management to develop estimates of the total expected contract costs, including costs associated with labor, materials, equipment, subcontracting and outside engineering cost. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort.
Our audit procedures related to project revenue included the following, among others:
•We obtained an understanding of the relevant controls related to the recognition of project revenue and tested such controls for design and operating effectiveness, including controls over the determination of the final estimated construction profit, which includes management’s review of the assumptions and key inputs used to recognize revenue on project contracts using the cost-to-cost input method, including costs associated with labor, materials, equipment, subcontracting and outside engineering.
•We performed substantive analytical procedures on the Company’s project revenue line of business, with a focus on significant changes in gross margin, contract budgets and contract pricing from the prior year, on contracts open in both the current year and prior year.
•We selected a sample of project contracts and evaluated the estimates of total costs for each of the project contracts by:
◦Evaluating management’s judgments related to the Company’s ability to achieve the estimates of final construction contract profit by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s internal budgets and specified contract terms.
◦Confirmation of project progression with customers, including identification of any delays in project timeline.
Goodwill Impairment
As described in Notes 2 and 5 to the financial statements, the Company’s goodwill balance was $58.7 million as of December 31, 2020. Management tests goodwill for impairment, at the reporting unit level, as of December 31 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines a discounted cash flows model with a multiples of earnings model based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics, applied to the respective financial results of each reporting unit.
We identified the goodwill impairment assessment for certain of the Company’s reporting units as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the these reporting units, including management’s forecasts of revenue and expense growth rates, management’s selection of discount rates and management’s estimates of the multiples of earnings of comparable entities with similar operations and economic characteristics. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists.
Our audit procedures related to the assessment of goodwill impairment included the following, among others:
•We obtained an understanding of the relevant controls relating to management’s goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions and the completeness and accuracy of the significant assumptions used in the estimate of fair value of certain of the Company’s reporting units, including forecasted revenue and expense growth rates, the selected discount rate, and the selected multiples of earnings.
•We evaluated the reasonableness of management’s forecasts of revenue and expense growth rates, as well as expected free cash flow balances by comparing the projections to historical results.
•We tested the underlying data used by management in their development of forecasts of revenue and expense growth rates for accuracy and completeness.
•We evaluated the reasonableness of management’s selection of comparable entities with similar operations and economic characteristics.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Developing an independent expectation of discount rates and multiples of earnings and compared against those selected by management.
◦Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.
◦Evaluating the reasonableness of management’s forecasts of revenue and expense growth rates by comparing them to industry benchmarks.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
March 2, 2021

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (1)	$66,422	$33,223
Restricted cash (1)	22,063	20,006
Accounts receivable, net (1)	125,010	95,863
Accounts receivable retainage, net	30,189	16,976
Costs and estimated earnings in excess of billings (1)	185,960	202,243
Inventory, net	8,575	9,236
Prepaid expenses and other current assets (1)	26,854	29,424
Income tax receivable	9,803	5,033
Project development costs	15,839	13,188
Total current assets (1)	490,715	425,192
Federal ESPC receivable	396,725	230,616
Property and equipment, net (1)	8,982	10,104
Energy assets, net (1)	729,378	579,461
Goodwill, net	58,714	58,414
Intangible assets, net	927	1,614
Operating lease assets (1)	39,151	32,791
Restricted cash, non-current portion	10,352	24,035
Other assets (1)	15,307	11,786
Total assets (1)	$1,750,251	$1,374,013
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease liabilities (1)	$69,362	$69,969
Accounts payable (1)	230,916	202,416
Accrued expenses and other current liabilities (1)	41,748	31,356
Current portion of operating lease liabilities (1)	6,106	5,802
Billings in excess of cost and estimated earnings	33,984	26,618
Income taxes payable	981	486
Total current liabilities (1)	383,097	336,647
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	311,674	266,181
Federal ESPC liabilities	440,223	245,037
Deferred income taxes, net	2,363	115
Deferred grant income	8,271	6,885
Long-term operating lease liabilities, net of current portion (1)	35,300	29,101
Other liabilities (1)	37,660	29,575
Commitments and contingencies
Redeemable non-controlling interests, net	38,850	31,616
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) of $162,198 as of December 31, 2020 and $158,912 as of December 31, 2019. Includes non-recourse liabilities of consolidated VIEs of $33,335 as of December 31, 2020 and $38,568 as of December 31, 2019. See Note 11.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Continued)

	December 31,
	2020	2019
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 32,326,449 shares issued and 30,224,654 shares outstanding at December 31, 2020, 31,331,345 shares issued and 29,230,005 shares outstanding at December 31, 2019	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2020 and 2019	2	2
Additional paid-in capital	145,496	133,688
Retained earnings	368,390	314,459
Accumulated other comprehensive loss, net	(9,290)	(7,514)
Treasury stock, at cost, 2,101,795 shares at December 31, 2020, and 2,101,340 shares at December 31, 2019	(11,788)	(11,782)
Total stockholder’s equity	492,813	428,856
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,750,251	$1,374,013

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$1,032,275	$866,933	$787,138
Cost of revenues	844,726	698,815	613,526
Gross profit	187,549	168,118	173,612
Selling, general and administrative expenses	116,050	116,504	114,513
Operating income	71,499	51,614	59,099
Other expenses, net	15,071	15,061	16,709
Income before income taxes	56,428	36,553	42,390
Income tax (benefit) provision	(494)	(3,748)	4,813
Net income	56,922	40,301	37,577
Net (income) loss attributable to redeemable non-controlling interest	(2,870)	4,135	407
Net income attributable to common shareholders	$54,052	$44,436	$37,984
Net income per share attributable to common shareholders:
Basic	$1.13	$0.95	$0.83
Diluted	$1.10	$0.93	$0.81
Weighted average common shares outstanding:
Basic	47,702	46,586	45,729
Diluted	49,006	47,774	46,831
`
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$56,922	$40,301	$37,577
Other comprehensive loss:
Unrealized loss from interest rate hedges, net of tax effect of $(1,014), $(984) and $(12), respectively	(2,784)	(2,944)	(73)
Foreign currency translation adjustment	1,008	1,379	(250)
Total other comprehensive loss	(1,776)	(1,565)	(323)
Comprehensive income	55,146	38,736	37,254
Comprehensive (income) loss attributable to redeemable non-controlling interests	(2,870)	4,135	407
Comprehensive income attributable to common shareholders	$52,276	$42,871	$37,661

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2017	$10,338	27,533,049	$3	18,000,000	$2	$116,196	$235,844	1,873,266	$(9,799)	$(5,626)	$336,620
Cumulative impact from the adoption of ASU No. 2016-09	—	—	—	—	—	—	(4,454)	—	—	—	(4,454)
Cumulative impact from the adoption of ASU No. 2017-12	—	—	—	—	—	—	432	—	—	(486)	(54)
Exercise of stock options, net	—	908,851	—	—	—	6,696	—	—	—	—	6,696
Stock-based compensation expense	—	—	—	—	—	1,258	—	—	—	—	1,258
Employee stock purchase plan	—	51,380	—	—	—	501	—	—	—	—	501
Open market purchase of common shares	—	(217,774)	—	—	—	—	—	217,774	(1,839)	—	(1,839)
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	413	413
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(250)	(250)
Contributions from redeemable non-controlling interests	5,198	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(410)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(407)	—	—	—	—	—	37,984	—	—	—	37,984
Balance, December 31, 2018	14,719	28,275,506	3	18,000,000	2	124,651	269,806	2,091,040	(11,638)	(5,949)	376,875
Cumulative impact from the adoption of ASU No. 2018-02	—	—	—	—	—	—	217	—	—	(217)	—
Exercise of stock options, net	—	915,834	—	—	—	6,742	—	—	—	—	6,742
Stock-based compensation expense	—	—	—	—	—	1,620	—	—	—	—	1,620
Employee stock purchase plan	—	48,965	—	—	—	675	—	—	—	—	675
Open market purchase of common shares	—	(10,300)	—	—	—	—	—	10,300	(144)	—	(144)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,379	1,379
Contributions from redeemable non-controlling interests	21,835	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(803)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(4,135)	—	—	—	—	—	44,436	—	—	—	44,436
Balance, December 31, 2019	31,616	29,230,005	3	18,000,000	2	133,688	314,459	2,101,340	(11,782)	(7,514)	428,856
Exercise of stock options, net	—	946,139	—	—	—	8,995	—	—	—	—	8,995
Stock-based compensation expense	—	—	—	—	—	1,933	—	—	—	—	1,933
Employee stock purchase plan	—	48,965	—	—	—	880	—	—	—	—	880
Open market purchase of common shares	—	(455)	—	—	—	—	—	455	(6)	—	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(2,784)	(2,784)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,008	1,008
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $622	5,777	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,534)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	121	—	—	—	—	—	(121)	—	—	—	(121)
Net income	2,870	—	—	—	—	—	54,052	—	—	—	54,052
Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	2,101,795	$(11,788)	$(9,290)	$492,813
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$56,922	$40,301	$37,577
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets	38,039	35,543	27,305
Depreciation of property and equipment	3,317	2,987	2,167
Amortization of debt discount and debt issuance costs	2,686	2,229	2,193
Amortization of intangible assets	685	909	1,057
Accretion of ARO and contingent consideration	93	137	—
Provision for (recoveries of) bad debts	282	(216)	610
Loss on disposal / impairment of long-lived assets	2,696	—	298
Gain on deconsolidation of a VIE	—	(2,160)	—
Net gain from derivatives	(705)	(1,068)	(121)
Stock-based compensation expense	1,933	1,620	1,258
Deferred income taxes	3,401	(3,346)	5,517
Unrealized foreign exchange (gain) loss	(306)	(130)	1,816
Changes in operating assets and liabilities:
Accounts receivable	(24,178)	(8,499)	9,772
Accounts receivable retainage	(13,113)	(3,370)	3,774
Federal ESPC receivable	(227,078)	(188,060)	(155,539)
Inventory, net	660	(1,471)	373
Costs and estimated earnings in excess of billings	19,474	(106,696)	8,015
Prepaid expenses and other current assets	517	(18,397)	6,763
Project development costs	(3,085)	8,120	(8,659)
Other assets	536	1,056	(3,499)
Accounts payable, accrued expenses and other current liabilities	29,047	43,531	2,938
Billings in excess of cost and estimated earnings	8,042	2,662	2,866
Other liabilities	1,844	(1,625)	(783)
Income taxes payable, net	(4,292)	(350)	1,101
Cash flows from operating activities	(102,583)	(196,293)	(53,201)
Cash flows from investing activities:
Purchases of property and equipment	(2,211)	(6,674)	(3,943)
Purchases of energy assets	(180,546)	(134,738)	(125,673)
Grant award proceeds for energy assets	1,874	784	—
Acquisitions, net of cash received	—	(1,294)	(3,590)
Contributions to equity investment	(132)	(301)	—
Cash flows from investing activities	$(181,015)	$(142,223)	$(133,206)

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2020	2019	2018

Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(5,234)	$(1,666)	$(4,073)
Proceeds from exercises of options and ESPP	9,875	7,417	7,197
Repurchase of common stock	(6)	(144)	(1,839)
Proceeds from (payments to) senior secured credit facility, net	3,000	73,347	(900)
Proceeds from long-term debt financings	116,067	43,883	88,115
Proceeds from Federal ESPC projects	248,917	199,358	158,237
Proceeds for energy assets from Federal ESPC	1,378	2,277	4,236
Proceeds from sale-leaseback financings	—	—	5,145
Proceeds from investments by redeemable non-controlling interests, net	4,805	21,372	4,788
Payments on long-term debt and financing leases	(73,633)	(28,425)	(36,395)
Cash flows from financing activities	305,169	317,419	224,511
Effect of exchange rate changes on cash	2	447	(295)
Net increase (decrease) in cash and cash equivalents, and restricted cash	21,573	(20,650)	37,809
Cash, cash equivalents, and restricted cash, beginning of year	77,264	97,914	60,105
Cash, cash equivalents, and restricted cash, end of year	$98,837	$77,264	$97,914
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,143	$17,467	$15,563
Cash paid for income taxes	$1,465	$3,897	$2,257
Non-cash Federal ESPC settlement	$54,139	$242,519	$101,557
Accrued purchases of energy assets	$43,807	$35,248	$15,005
Conversion of revolver to term loan	$—	$25,000	$25,000
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$66,422	$33,223	$61,397
Short-term restricted cash	22,063	20,006	16,880
Long-term restricted cash	10,352	24,035	19,637
Total cash and cash equivalents, and restricted cash	$98,837	$77,264	$97,914

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco”, “we,” “our,” or “us”) was organized as a Delaware corporation on April 25, 2000. We are a provider of energy efficiency solutions for facilities throughout North America and the United Kingdom. We provide solutions, both services and products, that enable our customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of solutions includes upgrades to a facility’s energy infrastructure and the construction and operation of small-scale renewable energy plants. We also sell certain photovoltaic (“PV”) equipment worldwide and operate in the United States, Canada, and the United Kingdom.
We are compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies), 2) the sale of energy from our energy assets, and 3) direct payment for PV equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, its subsidiaries, certain contracts in which we have a controlling financial interest and five investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with Ameresco as VIEs. We use a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, we have determined that we are the primary beneficiary in all of our operational VIEs. We evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. We prepare our consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts were reclassified or rounded to conform to the presentation in the current period.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in circumstances could cause actual results to differ materially from those estimates. The most significant estimates and assumptions used in these consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for credit losses, inventory reserves, realization of project development costs, leases, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of goodwill and long-lived assets, asset retirement obligations (“AROs”), income taxes, self-insurance reserves, potential liability in conjunction with certain commitments and contingencies, and recognition of the investors’ share of net assets of certain subsidiaries as redeemable non-controlling interests.
Self-insured Health Insurance
We are self-insured for employee health insurance and the maximum exposure in fiscal year 2020 under the plan was $150 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in our consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accrual for this liability could be different than our ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Significant Risks and Uncertainties
In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We considered the impact of COVID-19

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
on the assumptions and estimates used and determined that there was no material adverse impact on our results of operations for the year ended December 31, 2020.
The future impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, delays in obtaining signed customer contracts for awarded projects, supply chain disruptions and uncertain demand. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company's financial condition, liquidity, or results of operations is uncertain.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $4,532 of employer payroll taxes otherwise due in 2020 has been delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). We estimate the discrete benefit associated with the net operating loss provisions of the CARES Act to be approximately $2,000, an estimated refund of taxes paid in prior years of approximately $1,700, and the carryback also provides an additional refund of approximately $3,200 related to Alternative Minimum Tax credits.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit, overnight repurchase agreements and amounts invested in highly liquid money market funds. Cash equivalents consist of short-term investments with original maturities of three months or less. We maintain our accounts with financial institutions and the balances in such accounts, at times, exceed federally insured limits. This credit risk is divided among a number of financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 18.
Restricted Cash
Restricted cash consists of cash and cash equivalents held in escrow accounts in association with operations and maintenance (“O&M”) reserve accounts, cash collateralized letters of credit, as well as cash required under term loans to be maintained in reserve accounts until all obligations have been indefeasibly paid in full for energy assets. The carrying amount of the cash and cash equivalents in these accounts approximates its fair value measured using level 1 inputs per the fair value hierarchy as defined in Note 18. Restricted cash also includes funds held for clients, which represent assets that, based upon our intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to third parties, primarily utility service providers, relating to our enterprise energy management services.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. We performed an assessment of our allowance for credit losses and determined that no adjustment was required to retained earnings upon adoption.
Our methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and our forecasts. Due to the short-term nature of our receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of our customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of our assessment, we also considered the current and expected future economic and market conditions due to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of December 31, 2020.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Changes in the allowance for credit losses was as follows:

	Year Ended December 31,
	2020	2019	2018
Allowance for credit loss, beginning of period	$2,260	$2,765	$3,315
Charges to (recoveries of) costs and expenses, net	282	(216)	610
Account write-offs and other	(276)	(289)	(1,160)
Allowance for credit loss, end of period	$2,266	$2,260	$2,765
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. We classify retainages that are expected to be billed in the next twelve months as current assets. As of December 31, 2020 and 2019, no amounts were determined to be uncollectible.
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
Federal ESPC Receivable
Federal ESPC receivable represents the amount to be paid by various federal government agencies for work performed and earned by Ameresco under specific ESPCs. We assign certain of our rights to receive those payments to third-parties that provide construction and permanent financing for such contracts. Upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement, the assigned ESPC receivable from the government and corresponding ESPC liability are eliminated from our consolidated financial statements.
Project Development Costs
We capitalize only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. We classify project development efforts that are expected to proceed to construction activity in the next twelve months as a current asset. We periodically review these balances and write off any amounts where the realization of the related revenue is no longer probable. Project development costs of $1,543 and $1,080 were included in other long-term assets as of December 31, 2020 and 2019, respectively.
Property and Equipment
Property and equipment consist primarily of office and computer equipment, and is recorded at cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

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
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services, deposits and project development costs incurred in connection with the construction of small-scale renewable energy plants that we own. These amounts are capitalized and amortized to cost of revenues in our consolidated statements of income on a straight-line basis over the lives of the related assets or the terms of the related contracts.
Routine maintenance costs are expensed as incurred in our consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades and overhauls are required for certain components of our energy assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period up to the next required major maintenance or overhaul.
Financing lease assets and accumulated depreciation of financing lease assets are included in energy assets. For additional information see the Sale-Leaseback section below and Notes 7 and 8.
Capitalized Interest
We capitalize interest costs relating to construction financing during the period of construction on energy assets we own. Capitalized interest is included in energy assets, net, in our consolidated balance sheets. Capitalized interest is amortized to cost of revenues in our consolidated statements of income on a straight-line basis over the useful life of the associated energy asset.
Long-lived Asset Impairment
We evaluate our long-lived assets, including operating lease right-of-use assets, for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.
We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value of the asset group. Impairment losses are reflected in selling, general and administrative expenses in the consolidated statements of income.
Government Grants
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
We received grant proceeds from the Canadian government in connection with the construction of our energy assets in Canada of $1,874 during the year ended December 31, 2020 and $784 during the year ended December 31, 2019. We have a contribution agreement in place with Natural Resources Canada to fund 50% of the construction costs on a specific pilot project in Ontario. Cash proceeds are recorded as a deferred grant liability. Following commercial operation, the grant is subject to repayment to the government for a five-year period.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred grant income of $8,271 and $6,885 in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively, represents the benefit of the basis difference to be amortized to income tax expense over the life of the related property.
Business Acquisitions
We account for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each acquisition is allocated to the assets based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired, which is calculated using level 3 inputs per the fair value hierarchy as defined in Note 18, is recorded as goodwill. Intangible assets, if identified, are also recorded.
Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each period we revalue the contingent consideration obligations associated with the acquisition to fair value and record changes in the fair value within the selling, general and administrative expenses in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. Deferred consideration related to certain holdbacks and completion payments are considered short-term in nature. These amounts are recorded at full value and are only revalued if one of those underlying assumptions changes. See Note 4 for additional information about our acquisitions.
Goodwill
As noted in Business Acquisitions above, our goodwill is derived when we acquire another company. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually (December 31st) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.
We estimate the fair value of our reporting units and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of the reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the consolidated statements of income. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.
Intangible Assets
Acquired intangible assets, other than goodwill, that are subject to amortization include customer contracts, customer relationships, technology, trade names and non-compete agreements. The intangible assets are amortized over periods ranging from one to fifteen years from their respective acquisition dates. We evaluate our intangible assets for impairment consistent with, and part of, our long-lived asset evaluation, as discussed in Energy Assets above. See Notes 4 and 5 for additional disclosures.
Leases
As of January 1, 2019, we adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), using the modified retrospective approach. As a result of the adoption, we recognized an increase in lease right-of-use (“ROU”) assets of $31,639, current portions of operating lease ROU liabilities of $5,084 and an increase to long-term portions of operating lease liabilities of $28,480. There was no net impact to the consolidated statements of income or retained earnings for the adoption of Topic 842.
Operating lease ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities for significant

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
lease arrangements are recognized at commencement based on the present value of lease payments over the lease term. We use our incremental borrowing rate, which is updated annually or when a significant event occurs that would indicate a significant change in rates, to calculate the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term which may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our ROU assets are evaluated for impairment using the same method as described above under the Long-lived Asset Impairment section.
We do not record ROU assets and corresponding lease liabilities for leases with an initial term of 12 months or less (“short-term leases”) as we recognize lease expense for these leases as incurred over the lease term.
We elected the package of practical expedients and did not reassess lease classifications of existing contracts or leases at adoption or the initial direct costs associated with existing leases. Accordingly, our sale-leaseback arrangements entered into as of December 31, 2018 remain under the previous guidance. See the Sale-leasebacks section below and Note 8 for additional information on these sale-leasebacks.
We have historical leases under ASC 840, Leases, which may have lease and non-lease components. Upon adoption of Topic 842, we elected to continue to account for these historical leases as a single component, as permitted by Topic 842. As of January 1, 2019, as it relates to all prospective leases, we allocate consideration to lease and non-lease components based on pricing information in the respective lease agreement, or, if this information is not available, we make a good faith estimate based on the available pricing information at the time of the lease agreement. See Note 8 for additional information about our leases.
Other Assets
Other assets consist primarily of notes and contracts receivable due Ameresco from various customers and also include the fair value of derivatives determined to be assets, the non-current portions of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
Asset Retirement Obligations
We recognize a liability for the fair value of required AROs on a discounted basis when these obligations are incurred and can be reasonably estimated, which is typically at the time the assets are in development, installed or operating. Over time, the liabilities increase due to the change in present value, and initial capitalized costs are depreciated over the useful life of the related assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement cost incurred is recognized as an operating gain or loss in the consolidated statements of income. See Note 7 for additional disclosures on our AROs.
Federal ESPC Liabilities
Federal ESPC liabilities, for both projects and energy assets, represent the advances received from third-parties under agreements to finance certain ESPC projects with various federal government agencies. For projects related to the construction or installation of certain energy savings equipment or facilities developed for the government customer, the ESPC receivable from the government and corresponding ESPC liability is eliminated from our consolidated balance sheets upon completion and acceptance of the project by the government, typically within 24 to 36 months of construction commencement. We remain the primary obligor for financing received until recourse to us ceases for the ESPC receivables transferred to the investor upon final acceptance of the work by the government customer.
For small-scale energy assets developed for a government customer that we own and operate, we remain the primary obligor for financing received until the liability is eliminated from our consolidated balance sheets as contract payments assigned by the customer are transferred to the investor upon final acceptance of the work by the government customer.
Sale-leasebacks
We entered into sale-leaseback arrangements that provided for the sale of solar photovoltaic (“solar PV”) energy assets to third-party investors and the simultaneous leaseback of the energy assets, which we then operate and maintain, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these energy assets.
In sale-leaseback arrangements, we first determine whether the solar PV energy asset under the sale-leaseback arrangement is “integral equipment”. A solar PV energy asset is determined to be integral equipment when the cost to remove the energy asset

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
from its existing location, including the shipping and reinstallation costs of the solar PV energy asset at the new site, and any diminution in fair value, exceeds 10% of the fair value of the solar PV energy asset at the time of its original installation. When the leaseback arrangement expires, we have the option to purchase the solar PV energy asset for the then fair market value or, in certain circumstances, renew the lease for an extended term. We have determined that none of the solar PV energy assets sold to date under the sale-leaseback program have been considered integral equipment as the cost to remove the energy asset from its existing location would not exceed 10% of its original fair value.
For solar PV energy assets that are not considered integral equipment, we determine if the leaseback should be classified as a financing lease or an operating lease. We determined that most of the solar PV energy assets sold to date under the sale-leaseback program have been financing leases and we initially recorded a financing lease asset and financing lease obligation in our consolidated balance sheets equal to the lower of the present value of our future minimum leaseback payments or the fair value of the solar PV energy asset. We deferred any gain or loss, which represents the excess or shortfall of cash received from the investor compared to the net book value of the asset, at the time of the sale. We record the long-term portion of any deferred gain in other liabilities or deferred loss in other assets and the current portion in accrued expenses and other current liabilities or prepaid expenses and other current assets in our consolidated balance sheets. The deferred amounts are amortized over the lease term and are included in cost of revenues in our consolidated statements of income.
In accordance with our adoption of Topic 842, sale-leaseback transactions are accounted for as financing liabilities on a prospective basis as we retain control of the underlying assets. As these transactions meet the criteria of a failed sale, the proceeds received in prospective transactions, as of January 1, 2019, are accounted for as long-term financing liabilities with interest rates based upon the underlying details of each specific transaction. See Notes 8 and 9 for details of our sale lease-back and financing liability transactions.
Debt Issuance Costs
Debt issuance costs include external costs incurred to obtain financing. Debt issuance costs are amortized over the respective term of the financing using the effective interest method, with the exception of our revolving credit facility and construction loans, as discussed in Note 9, which are amortized on a straight-line basis over the term of the agreement. Debt issuance costs are presented on the consolidated balance sheets along with unamortized debt discounts as a reduction to long-term debt and financing lease liabilities.
Other Liabilities
Other liabilities consist primarily of the long-term portion of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2047. Other liabilities also include the fair value of derivatives and the long-term portions of sale-leaseback deferred gains. See Note 19 for additional derivative disclosures.
Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606. We recorded a net decrease to beginning retained earnings of $4,454 on January 1, 2018 due to the cumulative impact of adopting Topic 606.
We are a provider of comprehensive energy services, including energy efficiency, infrastructure upgrades, energy security and resilience, asset sustainability and renewable energy solutions for businesses and organizations. Our sustainability services include capital and operational upgrades to a facility's energy infrastructure and the development, construction, ownership and operation of renewable energy plants. Our revenue is generated from the primary lines of business described below.
Projects
Our Projects service relates to energy efficiency projects, which include the design, engineering and installation of an array of innovative technologies and techniques to improve energy efficiency and control the operation of a building’s energy- and water-consuming systems. Renewable energy products and services include, but are not limited to, the design and construction of a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy.
Under ASU 2014-09 Revenue from Contracts with Customers (Topic 606), we recognize revenue from the installation or construction of projects over time using the cost-based input method. We use the total costs incurred on the project relative to the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
total expected costs to account for the satisfaction of the performance obligation. When the estimate on a contract indicates a loss, or reduces the likelihood of recoverability of such costs, we record the entire estimated loss in the period the loss becomes known.
Contracts are often modified for a change in scope or other requirements. Contract modifications exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing performance obligations. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catch-up basis.
Operations & Maintenance (“O&M”)
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
Maintenance revenue is recognized using the input method to recognize revenue. In most cases, O&M fees are fixed annual fees and we record the revenue on a straight-line basis because the on-site O&M services are typically a distinct series of promises and those services have the same pattern of transfer to the customer (i.e., evenly over time). Some O&M service contract fees are based on time expended and in those cases, revenue is recorded based on the time expended in that month.
Energy Assets
Our service offerings include the sale of electricity, heat, cooling, processed biogas, and renewable biomethane fuel from the portfolio of assets that we own and operate. We have constructed and are currently designing and constructing a wide range of renewable energy plants using biogas, solar, biomass, other bio-derived fuels, wind, and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from solar PV and the sale of electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock. We purchase the biogas that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants. We have also designed and built, own, operate and maintain plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turn it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. We typically enter into a long-term power purchase agreement (“PPA”) for the sale of the energy where we own and operate energy producing assets. Many of our energy assets also produce environmental attributes, including renewable energy credits and Renewable Identification Numbers. In most cases, we sell these attributes under separate agreements with parties other than the PPA customer.
In accordance with specific PPA contract terms, we recognize revenues from the sale and delivery of the energy output from renewable energy plants over time as produced and delivered to the customer. Environmental attributes revenue is recognized at a point in time when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that we operate in. In the cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. We have determined that certain PPAs contained a lease component in accordance with ASC 840, Leases, prior to adoption of Topic 842. We recognized $9,143, $8,189 and $7,238 of operating lease revenue under these agreements during the years ended December 31, 2020, 2019 and 2018, respectively.
Other
Our service and product offerings also include integrated-PV, engineering, consulting, and enterprise energy management services, which we recognize over time as the services are provided. We recognize revenue from the sale of solar materials at a point in time when we have transferred physical control of the asset to the customer upon shipment or delivery.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers. For most of our contracts, there are multiple promises of goods or services. Typically, we provide a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, we consider the bundle of goods and services to be a single performance obligation. We may also

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases we separate the contract into more than one performance obligation and allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
Contract Acquisition Costs
In connection with the adoption of Topic 606, we are required to account for certain acquisition costs over the life of the contract, consisting primarily of commissions. Commission costs are incurred commencing at contract signing. Commission costs are allocated across all performance obligations and deferred and amortized consistent with the pattern of revenue recognition.
Contract Assets and Contract Liabilities
Contract assets represent our rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. Our rights to consideration are generally unconditional at the time our performance obligations are satisfied. Unbilled revenue, presented as costs and estimated earnings in excess of billings, represent amounts earned and billable that were not invoiced at the end of the fiscal period.
When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue, presented as billings in excess of cost and estimated earnings, typically results from billings in excess of costs incurred and advance payments received on project contracts.
At the inception of a contract, we expect the period between when we satisfy our performance obligations, and when the customer pays for the services, will be one year or less. As such, we elected to apply the practical expedient which allows us not to adjust the promised amount of consideration for the effects of a significant financing component, when a financing component is present.
Cost of Revenues
Cost of revenues include the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts, and, if applicable, costs of procuring financing. A majority of our contracts have fixed price terms, however, in some cases we negotiate protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services and equipment.
Cost of revenues also include the costs of maintaining and operating the small-scale renewable energy plants that we own, including the cost of fuel (if any) and depreciation charges.
Income Taxes
We account for income taxes based on the liability method that requires the recognition of deferred income taxes based on expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities. We calculate deferred income taxes using the enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.
We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.
Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process.
We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position;

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
We have presented all deferred tax assets and liabilities as net and noncurrent liabilities on our consolidated balance sheets as of December 31, 2020 and 2019, respectively. See Note 10 for additional information on income taxes.
Foreign Currency
The local currency of our foreign operations is considered the functional currency of such operations. All assets and liabilities of these foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are reported within other expenses, net in the consolidated statements of income. See Note 17.
Fair Value Measurements
We follow the guidance related to fair value measurements for all of our non-financial assets and non-financial liabilities, except for those recognized at fair value in the financial statements at least annually. These assets include goodwill and long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities initially measured at fair value in a business combination.
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses and other current liabilities, financing lease assets and liabilities, contingent consideration, short- and long-term borrowings, make-whole provisions, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, certain contingent considerations, and short-term borrowings approximate fair value.
The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2020, the carrying value of our long-term debt is less than its fair value of $363,460 by approximately $5,924. Fair value of our debt is based on quoted market prices or on rates available to us for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 18.
Stock-based Compensation Expense
We measure and record stock-based compensation expense for all stock-based payment awards based on estimated fair value. We may provide stock-based awards of shares of restricted common stock and grants of stock options to employees, directors, outside consultants and others through various equity plans including our Employee Stock Purchase Plan (the “ESPP”) for employees.
Stock-based compensation expense, net of actual forfeitures, is recognized based on the grant-date fair value on a straight-line basis over the requisite service period of the awards. Certain option grants have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. We estimate the fair value of the stock-based awards, including stock options, using the Black-Scholes option-pricing model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including the fair value of the common stock underlying the award, the expected term of the award and expected stock price volatility.
The assumptions used in determining the fair value of stock-based awards represent management’s estimates, which involve inherent uncertainties and the application of management judgment. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.
We have no history of paying dividends. Additionally, as of each of the grant dates, there was no expectation that we would pay dividends over the expected life of the options. The expected life of the awards is estimated based upon the period stock option holders will retain their vested options before exercising them. We use historical volatility as the expected volatility assumption required in the Black-Scholes model.
We recognize compensation expense for only the portion of options that are expected to vest. If there are any modifications or cancellations of the underlying invested securities or the terms of the stock option, it may be necessary to accelerate, increase or cancel any remaining unamortized stock-based compensation expense.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Share Repurchase Program
In April 2016, our Board of Directors authorized the repurchase of up to $10,000 of our Class A common stock from time to time on the open market or in privately negotiated transactions. Our Board of Directors authorized an increase in the share repurchase to $15,000 of our Class A common stock in February 2017 and to $17,553 of our Class A common stock in August 2019. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The repurchase program has and will be funded using our working capital and borrowings under our revolving line of credit. We account for share repurchases using the cost method and the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the year ended December 31, 2020, we repurchased 0.5 shares of common stock in the amount of $6, net of fees of immaterial amounts, and during the year ended December 31, 2019, we repurchased 10.3 shares of common stock in the amount of $144, net of fees of immaterial amounts.
Derivative Financial Instruments
In the normal course of business, we utilize derivatives contracts as part of our risk management strategy to manage exposure to market fluctuations in interest and commodity rates. These instruments are subject to various credit and market risks. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We seek to manage credit risk by entering into financial instrument transactions only through counterparties that we believe are creditworthy.
Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates and commodity prices. We seek to manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. As a matter of policy, we do not use derivatives for speculative purposes and consider the use of derivatives with all financing transactions to mitigate risk.
We account for our interest rate and commodity swaps as derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this guidance, derivatives are carried on our consolidated balance sheets at fair value which is determined based on observable market data in combination with expected cash flows for each instrument. We account for our make-whole provisions as embedded derivatives in accordance with related guidance. Under this guidance, the derivative is bifurcated from its host contract and recorded on our consolidated balance sheets at fair value by either comparing it against the rates of similar debt instruments under similar terms without a make-whole provision obtained from various highly rated third-party pricing sources or evaluating the present value of the prepayment fee.
We recognize cash flows from derivative instruments not designated as hedges as operating activities in the consolidated statements of cash flows. We recognize all changes in fair value on interest rate swaps designated as effective cash flow hedges in our consolidated statements of comprehensive income. Changes in fair value on derivatives not designated as hedges are recognized in our consolidated statements of income. See Notes 18 and 19 for additional information on our derivative instruments.
Earnings Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares, including vested restricted shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares; the dilutive effect of convertible preferred stock, under the “if converted” method; and the treasury stock method with regard to warrants and stock options; all as determined under the treasury stock method. See Note 13 for our computation of earnings per share.
Variable Interest Entities
Certain contracts are executed jointly through partnership and joint venture arrangements with unrelated third parties. The arrangements are often formed for the single business purpose of executing a specific project and allow us to share risks and/or secure specialty skills required for project execution.
We evaluate each partnership and joint venture at inception to determine if it qualifies as a VIE under ASC 810, Consolidation. A variable interest entity is an entity used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE.
We also evaluate whether we are the primary beneficiary of each VIE and consolidate the VIE if we have both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. We consider the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether we qualify as the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. As required by ASC 810, management's assessment of whether we are the primary beneficiary of a VIE is continuously performed.
We generally aggregate the disclosures of our VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement we have with the VIE including our role and type of interest held in the VIE. As of December 31, 2020, all the VIEs that make up our investment funds are similar in purpose, design, and our involvement and, as such, are aggregated in one disclosure. See Notes 11 and 12 for additional disclosures.
Equity Method Investments
We have entered into four joint ventures and using the methodology described above for VIEs and have determined that we are not the primary beneficiary. We do not consolidate the operations of these joint ventures and treat the joint ventures as equity method investments. See Note 11 for additional information on our equity method investments.
Redeemable Non-Controlling Interests
In September 2015, June 2017, June 2018, October 2018 and December 2019, we formed investment funds with different third-party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We currently have five such investment funds each with a different third-party investor.
We entered into these agreements in order to finance the costs of constructing energy assets which are under long-term customer contracts. We have determined that these entities qualify as VIEs and that we are the primary beneficiary in the operational partnerships for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of the entities in our consolidated financial statements. We recognize the investors’ share of the net assets of the subsidiaries as redeemable non-controlling interests in our consolidated balance sheets.
We have determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements and that the appropriate methodology for attributing income and loss to the redeemable non-controlling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the redeemable non-controlling interests in the consolidated statements of income reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investors’ non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between our subsidiaries and the investors.
We classified the non-controlling interests with redemption features that are not solely within our control outside of permanent equity on our consolidated balance sheets. The redeemable non-controlling interests will be reported using the greater of their carrying value at each reporting date as determined by the HLBV method or the estimated redemption values in each reporting period. See Notes 11 and 12 for additional information.
Recent Accounting Pronouncements
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Consolidations
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of whether a decision maker's fee is a variable interest with the guidance in the primary beneficiary test by requiring the decision maker to consider an indirect interest in a VIE held by a related party under common control on a proportionate basis. The new standard was effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance as of January 1, 2020 and the adoption did not have an impact on our consolidated financial statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, and a subsequent amendment to the initial guidance, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held, which include, but are not limited to, trade and other receivables. The new standard was effective for fiscal years beginning after December 15, 2019. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives, and Hedging, and Topic 825, Financial Instruments. The improvements to Topic 815, among other things, clarify some areas around partial-term fair value hedges, interest rate risk, the amortization of fair value hedge basis adjustments and their disclosure, and some clarification of matters related to the transitioning to ASU 2017-12, which we adopted during the year ended December 31, 2018. The improvements to Topic 326 clarify certain aspects surrounding accounting for credit losses in connection with our receivables, including the consideration of anticipated recoveries in our calculation of credit losses. For those that have already adopted ASU No. 2017-12, the new standard was effective the first annual period beginning after the issuance date of ASU No. 2019-04, or as of January 1, 2020, with early adoption permitted. We adopted this guidance as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for our fiscal year beginning after December 15, 2020. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our consolidated financial statements and disclosures.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however, the guidance will only be available until December 31, 2022. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements and related disclosures.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2020:

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$347,138	$327,626	$36,708	$21,883	$31,252	$764,607
O&M revenue	18,209	45,423	169	8,261	299	72,361
Energy assets	33,810	4,358	4,075	75,150	804	118,197
Integrated-PV	—	—	—	—	39,112	39,112
Other	1,369	475	6,845	1,124	28,185	37,998
Total revenues	$400,526	$377,882	$47,797	$106,418	$99,652	$1,032,275
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2019:

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$321,973	$240,656	$27,995	$9,221	$11,219	$611,064
O&M revenue	15,753	41,599	5	9,183	169	66,709
Energy assets	24,897	3,652	3,306	65,365	822	98,042
Integrated-PV	—	—	—	—	47,953	47,953
Other	2,437	1,519	6,604	914	31,691	43,165
Total revenues	$365,060	$287,426	$37,910	$84,683	$91,854	$866,933
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2018:

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$296,226	$202,286	$29,571	$4,550	$12,420	$545,053
O&M revenue	17,814	39,250	37	8,135	—	65,236
Energy assets	18,442	4,062	2,604	69,599	1,069	95,776
Integrated-PV	—	—	—	—	41,349	41,349
Other	1,862	711	6,770	371	30,010	39,724
Total revenues	$334,344	$246,309	$38,982	$82,655	$84,848	$787,138
See Note 16 for our revenue disaggregated by geographical region.
For the years ended December 31, 2020, 2019 and 2018, approximately 94%, 92% and 93%, respectively, of revenue was recognized over time, and the remainder was for products and services transferred at a point in time.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Accounts receivable, net	$125,010	$95,863
Accounts receivable retainage, net	30,189	16,976
Contract Assets
Costs and estimated earnings in excess of billings	185,960	202,243
Contract Liabilities
Billings in excess of cost and estimated earnings	40,615	32,178
As of December 31, 2020 and 2019, we classified $6,631 and $5,560, respectively, as a non-current liability, included in other liabilities on the consolidated balance sheets, for those performance obligations expected to be completed beyond the next twelve months.
The decrease in contract assets for the year ended December 31, 2020 was primarily due to billings of $644,583, offset in part by revenue recognized of $618,839. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2020, we recognized revenue of $132,622 and billed $140,275 to customers that had balances which were included in contract liabilities at December 31, 2019. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The increase in contract assets for the year ended December 31, 2019 was primarily due to revenue recognized of $496,733, offset in part by billings of $387,815. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2019, we recognized revenue of $113,357, and billed customers $117,577 that were previously included in the beginning balance of contract liabilities.
Backlog
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. Our backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of our services and their payments to us. At December 31, 2020, we had backlog of $2,026,770 and approximately 33% of our backlog is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
We applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
Contract Acquisition Costs
As of December 31, 2020 and 2019, we had capitalized commission costs of $1,735, related to contracts that were not completed, which were included in other assets in the accompanying consolidated balance sheets. For contracts that have a duration of less than one year, we follow a practical expedient and expense these costs when incurred. During the years ended December 31, 2020 and 2019, the amortization of commission costs related to contracts were not material and have been included in the accompanying consolidated statements of income.
We analyzed the impact of adoption of Topic 606 on our project development costs and determined no change in our accounting policy was required. During the years ended December 31, 2020, 2019, and 2018, $12,790, $35,172, and 15,672, respectively, of project development costs were recognized in the consolidated statements of income on projects that converted to customer contracts.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
No impairment charges in connection with our commission costs or project development costs were recorded during the years ended December 31, 2020 and 2019.
4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
We did not complete any acquisitions during the year ended December 31, 2020.
In January 2019, we completed an acquisition of a Massachusetts based solar operations and maintenance firm for consideration of $1,294. The pro-forma effects of this acquisition on our operations was not material.
In December 2018, we completed an acquisition of certain assets of Washington, DC-based mechanical, electrical, plumbing, and fire protection design company, JVP Engineers, P.C. The consideration paid was $1,901. No debt was assumed, or cash acquired in the transaction. On the date of acquisition, the fair value of contingent consideration was $425, which related to the collection of certain receivables. The pro-forma effects of this acquisition on our operations was not material. During the year ended December 31, 2018, we recognized a measurement period adjustment of $197, which was recorded as a reduction to goodwill. During the year ended December 31, 2019, we recorded a final measurement period adjustment of $628 which was recorded as a reduction to goodwill and included a $398 reduction in the hold-back contingency.
In December 2018, we completed an acquisition of certain assets of the Hawaii-based building science and design engineering consulting firm, Chelsea Group Limited. The consideration consisted of $1,691 of cash and potential contingent consideration of up to $2,000 based upon meeting certain future revenue targets over 5 years from the acquisition date. The fair value of the contingent consideration was $555 as of the date of acquisition, increased to $678 as of December 31, 2019, and remained consistent as of December 31, 2020. No debt was assumed, or cash acquired in the transaction. The pro-forma effects of this acquisition on our operations were not material. See Note 18 for additional information on contingent consideration.
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year was as follows:

	2019	2018
Accounts receivable, net of allowance	$232	$1,015
Prepaid expenses and other current assets	2	12
Property and equipment and energy assets	315	—
Goodwill	337	2,845
Intangible assets	500	680
Accounts payable	30	67
Accrued liabilities	1	—
Billings in excess of cost and estimated earnings	61	—
Purchase price	$1,294	$4,485
Total, net of cash received	$1,294	$4,485
Total fair value of consideration	$1,294	$4,485

The results of the acquired companies since the dates of the acquisition have been as presented in the accompanying consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows.
See Note 7 for information on solar projects we have purchased or are under definitive agreement to purchase. In accordance with ASC 805, Business Combinations, we have concluded that our solar project acquisitions did not constitute a business as the assets acquired in each case could be considered a single asset or group of similar assets that made up substantially all of the fair market value of the acquisitions.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in the goodwill balances by reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2018	$26,370	$4,609	$3,217	$24,136	$58,332
Goodwill acquired during the year	337	—	—	—	337
Remeasurement adjustments	(2)	(628)	—	—	(630)
Foreign currency translation	—	—	152	223	375
Balance, December 31, 2019	26,705	3,981	3,369	24,359	58,414
Foreign currency translation	—	—	72	228	300
Balance, December 31, 2020	$26,705	$3,981	$3,441	$24,587	$58,714

Accumulated Goodwill Impairment
Balance, December 31, 2019	$—	$—	$(1,016)	$—	$(1,016)
Balance, December 31, 2020	$—	$—	$(1,016)	$—	$(1,016)
Our annual goodwill impairment review was performed each year-end using a quantitative approach, and we determined that there was no goodwill impairment for the years ended December 31, 2020 and 2019. We tested goodwill for impairment at the reporting unit level utilizing the income approach which included a discounted cash flow method and peer-based guideline method, and a risk-adjusted weighted average cost of capital. Based on our assessment, all our reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 67% as of December 31, 2020 and 15% as of December 31, 2019. During the course of our valuation analysis we determined that although the fair value of our U.S. Federal reporting unit exceeded the carrying amount of this reporting unit, the carrying value of the reporting unit was negative.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets, Net
Definite-lived intangible assets, net consisted of the following:

	As of December 31,
	2020	2019
Gross carrying amount
Customer contracts	$7,977	$7,904
Customer relationships	12,914	12,749
Non-compete agreements	3,061	3,037
Technology	2,743	2,732
Tradenames	545	544
Total gross carrying amount	27,240	26,966
Accumulated Amortization
Customer contracts	7,977	7,844
Customer relationships	12,006	11,236
Non-compete agreements	3,061	3,037
Technology	2,734	2,704
Tradenames	535	531
Total accumulated amortization	26,313	25,352
Intangible assets, net	$927	$1,614
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the useful life is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2020, 2019 and 2018.
The table below sets forth amortization expense:

		Year Ended December 31,
	Location	2020	2019	2018
Customer contracts	Cost of revenues	$59	$90	$30
Customer relationships	Selling, general and administrative expenses	604	806	973
Non-compete agreements	Selling, general and administrative expenses	—	1	3
Technology	Selling, general and administrative expenses	19	12	47
Tradenames	Selling, general and administrative expenses	3	—	4
Total amortization expense		$685	$909	$1,057

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Amortization expense for our definite-lived intangible assets for the next five years to be included in selling, general and administrative expenses is as follows:

Estimated Amortization Expense
2021	$306
2022	139
2023	129
2024	127
2025	127
Thereafter	99
Total	$927

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Furniture and office equipment	$2,905	$6,108
Computer equipment and software costs	14,531	27,380
Leasehold improvements	2,373	4,062
Automobiles	1,268	1,995
Land	3,041	2,991
Property and equipment, gross	24,118	42,536
Less: accumulated depreciation	(15,136)	(32,432)
Property and equipment, net	$8,982	$10,104
The following table sets forth our depreciation expense on property and equipment:

	Year Ended December 31,
Location	2020	2019	2018
Selling, general & administrative expenses	$3,317	$2,987	$2,167

7. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	December 31,
	2020	2019
Energy assets (1)	$954,426	$767,331
Less: accumulated depreciation and amortization	(225,048)	(187,870)
Energy assets, net	$729,378	$579,461

(1) Includes financing lease assets (see Note 8), capitalized interest and ARO assets (see tables below).

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Year Ended December 31,
Location	2020	2019	2018
Cost of revenues (1)	$38,039	$35,543	$27,305

(1) Includes depreciation and amortization expense on financing lease assets. See Note 8.
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Year Ended December 31,
	2020	2019	2018
Capitalized interest	$4,341	$2,966	$3,817
During August 2020, we performed an engine overhaul on one of our energy assets, however, the engine consistently failed to achieve emissions compliance and we considered the engine unsalvageable. As a result of this event, we performed an impairment analysis on this energy asset group within the Non-Solar DG segment and recorded an impairment charge of $1,028, which fully impaired this asset group. The impairment charge is included in selling, general and administrative expenses within the consolidated statements of income for the year ended December 31, 2020.
We assessed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business, and concluded that it was not a triggering event for impairment purposes and there was no indication of impairment of long-lived assets, except as indicated above, for the year ended December 31, 2020.
As of December 31, 2020 and 2019, there were three ESPC asset projects which were included in energy assets, net. We control and operate the assets as well as obtain financing during the construction period of the assets. We record a liability associated with these energy assets as we have an obligation to the customer for performance of the asset, although, the customer is responsible for payments to the lender based on the energy asset’s production.
The liabilities recognized in association with these ESPC assets were as follows:

	December 31,
Location	2020	2019
Accrued expenses and other current liabilities	$229	$827
Other liabilities	10,794	9,416
Total ESPC projects liability	$11,023	$10,243
In order to expand our portfolio of energy assets, we have acquired energy projects, which did not constitute businesses under the new guidance discussed in Note 4.
We acquired and closed on the following energy projects:

	December 31,
	2020	2019
Number of projects	1	9
Purchase price (1)	$1,251	$8,519
Deferred consideration included in purchase price	$—	$6,059
Developers fees paid	$—	$2,460
Remaining deferred purchase consideration on previously closed projects (2)	$1,446	$1,178

(1) The 2020 purchase price included cash we paid in the amount of $1,031, issuance of a promissory note payable to the sellers of $204, detailed further in Note 9, and $16 of rollover equity in connection with shares of one of our subsidiaries issued to the sellers.

(2) Included in accrued expenses and other current liabilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We also have definitive agreements to purchase an additional eight solar projects from a developer for a total purchase price of $10,242, however, the closing on these sites is uncertain. No payments have been made to the developers of the projects.
Our ARO assets and ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.
The following tables sets forth information related to our ARO assets and ARO liabilities:

		December 31,
	Location	2020	2019
ARO assets, net	Energy assets, net	$1,468	$852

ARO liabilities, current	Accrued expenses and other current liabilities	$86	$160
ARO liabilities, non-current	Other liabilities	1,561	781
		$1,647	$941

	Year Ended December 31,
	2020	2019	2018
Depreciation expense of ARO assets	$78	$45	$—
Accretion expense of ARO liabilities	$93	$44	$—

8. LEASES
We enter into a variety of operating lease agreements through the normal course of business including certain administrative offices. The leases are long-term, non-cancelable real estate lease agreements, expiring at various dates through fiscal 2028. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance and repairs. We also lease vehicles, IT equipment and certain land parcels related to our energy projects, expiring at various dates through fiscal 2050. The office and land leases make up a significant portion of our operating lease activity. Many of these leases have one or more renewal options that allow us, at our discretion, to renew the lease for six months to seven years. Only renewal options that we believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that commence or increase when the related project becomes operational. In these cases, we estimated the commercial operation date used to calculate the ROU asset and minimum lease payments.
A portion of our real estate leases are generally subject to annual changes in the Consumer Price Index (“CPI”). We utilized each lease’s minimum lease payments to calculate the lease balances upon transition. The subsequent increases in rent based on changes in CPI were excluded and will be excluded for future leases from the calculation of the lease balances, but will be recorded to the consolidated statement of income as part of our operating lease costs.
The discount rate was calculated using an incremental borrowing rate based on financing rates on secured comparable notes with comparable terms and a synthetic credit rating calculated by a third party. We elected to apply the discount rate using the remaining lease term at the date of adoption.
We also enter into leases for service agreements and other leases related to our construction projects such as equipment, mobile trailers and other temporary structures. We utilize the portfolio approach for this class of lease, which are either short-term leases or are not material.
Rent and related expenses was as follows:

	Year Ended December 31,
	2020	2019	2018
Rent and related expenses	$8,891	$8,179	$6,463
We have a number of leases that are classified as financing leases, which related to transactions that were considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on our financing leases.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth supplemental balance sheet information related to leases:

	December 31,
	2020	2019
Operating Leases
Operating lease assets	$39,151	$32,791

Current portion of operating lease liabilities	$6,106	$5,802
Long-term operating lease liabilities, net of current portion	35,300	29,101
Total Operating lease liabilities	$41,406	$34,903
Weighted-average remaining lease term	12 years	11 years
Weighted-average discount rate	5.9%	6.3%

Financing Leases (1)
Energy assets, net	$34,005	$36,134

Current portions of financing lease liabilities	$4,273	$4,997
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	19,227	23,500
Total financing lease liabilities	$23,500	$28,497
Weighted-average remaining lease term	16 years	17 years
Weighted-average discount rate	11.94%	11.8%

(1) Includes sale-leaseback transactions entered into prior to January 1, 2019 and failed sales under ASC 842.
The costs related to our leases were as follows:

	Year Ended December 31,
	2020	2019
Operating Leases
Operating lease costs	$7,970	$7,460

Financing Leases
Amortization expense	2,129	2,129
Interest on lease liabilities	3,019	3,630
Total financing lease costs	5,148	5,759
Total lease costs	$13,118	$13,219
Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7,600	$7,300
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,158	$6,203

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2021	$8,231	$6,792
2022	7,274	5,178
2023	5,964	3,676
2024	4,955	2,565
2025	3,981	2,213
Thereafter	28,956	21,867
Total minimum lease payments	$59,361	$42,291
Less: interest	17,955	18,791
Present value of lease liabilities	$41,406	$23,500
Sale-leasebacks
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance.
The following table presents a summary of amounts related to these sale-leasebacks included in our consolidated balance sheets:

	December 31,
	2020	2019
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,686	1,801
Total deferred loss	$1,801	$1,916

Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	5,120	5,463
Total deferred gain	$5,465	$5,808
Net gains and (losses) from amortization expense in cost of revenues related to deferred gains and losses was $228, $230 and $(109) for the years ended December 31, 2020, 2019 and 2018, respectively.
During the year ended December 31, 2019, we amended an August 2018 agreement with an investor to extend the end date of the agreement to November 24, 2019 and sold and leased back three energy assets for $13,700 in cash. The agreements have low interest rates ranging from 0% to 0.28%, as a result of tax credits which were transferred to the counterparty.
In January 2020, we amended the August 2018 agreement to extend the end date of the agreement to November 24, 2020 and increased the maximum funding amount up to $150,000. In December 2020, we amended the agreement to extend the end date of the agreement to February 22, 2021 and in February 2021, we entered into a fourth amendment to extend this agreement to May 23, 2021.
We sold and leased back two energy assets for $19,717 under this facility during the year ended December 31, 2020. The lease agreements executed in connection with the sale of the two energy assets bear interest at a rate of 0%, as a result of tax credits which were transferred to the counterparty. As of December 31, 2020, approximately $111,705 remained available under this lending commitment.
During the year ended December 31, 2020, we entered into a master lease agreement with an investor and sold and leased back two energy assets for $4,342 in cash. The lease agreements executed in connection with the sale of the two energy assets bear interest at a rate of 0%, as a result of tax credits which were transferred to the counterparty, and have an expiration date of December 30, 2030, with an option to extend to December 30, 2040. As of December 31, 2020, approximately $158 remained available under this lending commitment.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
All sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities. See Note 9 for additional information on these financing facilities.
9. DEBT AND FINANCING LEASE LIABILITIES
Long-term debt was comprised of the following:

	Commencement Date	Maturity Date	Acceleration Clause (2)	Rate as of December 31, 2020	As of December 31,
					2020	2019
Senior secured credit facility, interest at varying rates monthly in arrears	June 2015	June 2024	NA	3.359%	$110,761	$112,636
Variable rate term loan payable in semi-annual installments (4)	January 2006	February 2021	Yes	2.488%	350	625
Variable rate term loan payable in semi-annual installments (4)	January 2006	June 2024	Yes	2.238%	6,081	6,609
Term loan payable in quarterly installments	March 2011	March 2021	Yes	7.250%	171	831
Term loan payable in monthly installments	October 2011	June 2028	NA	6.110%	3,339	3,649
Variable rate term loan payable in quarterly installments	October 2012	May 2025	NA	2.488%	40,750	28,217
Variable rate term loan payable in quarterly installments	September 2015	March 2023	NA	2.988%	14,867	16,200
Term loan payable in quarterly installments	August 2016	July 2031	NA	4.950%	3,527	3,813
Term loan payable in quarterly installments	March 2017	March 2028	NA	5.000%	3,118	3,548
Term loan payable in monthly installments	April 2017	April 2027	NA	4.500%	18,403	22,553
Term loan payable in quarterly installments	April 2017	February 2034	NA	5.610%	2,589	2,739
Variable rate term loan payable in quarterly installments	June 2017	December 2027	NA	2.688%	10,541	11,783
Variable rate term loan payable in quarterly installments	February 2018	March 2026	Yes	6.238%	34,451	15,766
Term loan payable in quarterly installments	June 2018	December 2038	Yes	5.150%	27,695	29,947
Variable rate term loan payable in semi-annual installments	June 2018	June 2033	Yes	2.288%	8,348	9,027
Variable rate term loan payable in monthly/quarterly installments	October 2018	October 2029	Yes	2.644%	8,503	9,200
Term loan payable in quarterly installments	December 2019	December 2021	Yes	6.500%	11,621	27,473
Fixed rate note	April 2020	April 2040	NA	5.000%	222	—
Fixed rate note payable in quarterly installments	November 2020	December 2027	NA	3.575%	3,548	—

Construction revolver	June 2020	May 2021	Yes	4.750%	15,177	—
Construction revolver	July 2020	July 2022	Yes	1.988%	11,581	—

Long-term financing facility in semi-annual installments (3)	July 2019	July 2039	NA	0.280%	3,625	3,841
Long-term financing facilities in semi-annual installments (3)	November 2019	December 2040	NA	—%	26,069	8,794
Long-term financing facilities in quarterly installments (3)	December 2020	December 2030	NA	—%	2,924	—
Financing leases (1)					23,500	28,497
Total debt and financing leases					391,761	345,748
Less: current maturities					69,362	69,969
Less: unamortized discount and debt issuance costs					10,725	9,598
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs					$311,674	$266,181
(1) Financing leases are sale-leaseback arrangements under previous guidance and do not include approximately $18,791 in future interest payments as of December 31, 2020 and $22,015 as of December 31, 2019. See Note 8.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(2) These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make the remaining principal and the required interest balance due according to the agreement.
(3) These agreements are sale-leaseback arrangements and are accounted for as failed sales under the new guidance and are classified as financing liabilities. See Note 8.
(4) As of December 31, 2020, we were in default on these loans for failure to maintain a projected consolidated debt service coverage ratio equal to or exceeding 1.20 to 1.00, however, a limited waiver was received in January 2021.
The following table presents the aggregate maturities of long-term debt and financing leases as of December 31, 2020:

2021	$69,362
2022	26,327
2023	40,311
2024	116,391
2025	48,092
Thereafter	91,278
Less: unamortized debt discount and issuance costs	(10,725)
Total maturities	$381,036
Senior Secured Credit Facility - Revolver and Term Loan
On June 28, 2019, we entered into a fourth amended and restated bank credit facility with three banks. The new credit facility replaced and extended our existing credit facility, which was scheduled to expire on June 30, 2020. The amended revolving credit and term loan facility mature on June 28, 2024, when all amounts will be due and payable in full. We expect to use the remaining funds available under the credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
The June 28, 2019 amendment increased the total commitment under the amended credit facility (revolving credit, term loan and swing line) to $185,000 and included the following changes:
•increased the aggregate amount of the revolving commitments from $85,000 to $115,000 through an extended June 28, 2024 maturity date,
•increased the term loan from $40,000 to $65,000 to reduce the outstanding revolving loan balance by the same amount and extended the maturity date from June 30, 2020 to June 28, 2024, and
•increased the total funded debt to EBITDA covenant ratio from a maximum of 3.00 to 3.25.
In March 2020, we amended this credit facility which increased the total funded debt to EBITDA covenant ratio to a maximum of 3.75 for the year ended December 31, 2020, which reverts back to 3.25 on March 31, 2021. The amendment also increased the Eurocurrency rate floor from 0% to 1%. The total commitment under the amended credit facility remains unchanged at $185,000.
The revolving credit facility may be increased up to an additional $100,000 in increments of at least $25,000 at our option if lenders are willing to provide such increased commitments, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros or pounds sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of Ameresco’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement).
The table below sets forth amounts outstanding under the credit facility, net of unamortized debt discounts and debt issuance costs:

	Rate as of December 31, 2020	As of December 31,
		2020	2019
Term loan	3.00%	$57,574	$62,409
Revolving credit facility	3.75%	$52,696	$49,588
Total senior secured credit facility outstanding (1)		$110,270	$111,997

(1) Net of unamortized debt discount and debt issuance costs of $491 in 2020 and $639 in 2019.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of December 31, 2020 funds of $50,011 were available for borrowing under the revolving credit facility and we had $11,916 in letters of credit outstanding.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.5% or 0.25%, depending on our ratio of total funded debt to EBITDA (as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on the our ratio of total funded debt to EBITDA, as defined. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1,219, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at our option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
The credit facility limits Ameresco’s and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; merge, liquidate or dispose of assets; make acquisitions or other investments; enter into hedging agreements; pay dividends and make other distributions and engage in transactions with affiliates, except in the ordinary course of business on an arms’ length basis.
Under the credit facility, Ameresco and our subsidiaries may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, we and our core subsidiaries must maintain a ratio of total funded debt to EBITDA as noted above, and a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
The credit facility also includes several other customary events of default, including a change in control of Ameresco, permitting the lenders to accelerate the indebtedness, terminate the credit facility, and enforce liens against the collateral.
For purposes of our senior secured facility EBITDA, as defined, excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding; total funded debt, as defined, includes amounts outstanding under both the term loan and revolver portions of the senior secured credit facility plus other indebtedness, but excludes non-recourse indebtedness of project company subsidiaries; and debt service, as defined, includes principal and interest payments on the indebtedness included in total funded debt other than principal payments on the revolver portion of the facility.
April 2020 Fixed Rate Note
In April 2020, we issued a note to a developer in connection with the acquisition of one energy project, discussed in Note 7. The note provided a principal amount of $222 and bears interest at a fixed rate of 5%. The principal and interest payments can be redeemed at any time after the issue date and prior to maturity in April 2040.
May 2020 Amendment to Term Loan
In May 2020, we amended our October 2012 non-recourse term loan with two banks. The amended and restated term loan replaces and extended our existing term loan from May 31, 2020 to May 27, 2025. The amended term loan provides an amended principal amount of $41,850 and bears an interest rate of 2.25% above LIBOR. The interest rate increases by 0.125% above the base rate every three years following the date of execution. The principal and interest payments are due in quarterly installments. As of December 31, 2020, $39,066 was outstanding under the amended term loan, net of unamortized discount and debt issuance costs.
June 2020 Construction Revolver
In June 2020, we entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects. The facility bears interest at (i) 2.0% above LIBOR or (ii) 0.5% above a base rate defined in the credit agreement, dependent on the type of borrowing requested by us. In December 2020, we entered into an amendment to this agreement which extended this revolving facility from November 2020 to February 2021, and in February

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
2021, we entered into a second amendment to extend this facility to May 2021. All remaining unpaid amounts outstanding under the facility due at that time. As of December 31, 2020, $14,976 was outstanding under the construction revolving facility, net of debt issuance costs, and funds of $84,823 were available for future borrowings.
July 2020 Construction Revolver
In July 2020, we entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $30,000 for use in financing our construction cost of energy projects. The facility may, at our request, be increased by up to an additional $20,000 after certain conditions have been met. The facility bears interest at a rate of 1.75% over LIBOR.
The project loan drawn under the revolving facility matures at the earlier of (i) 12 months from the funding of project loan or (ii) July 17, 2022, with all remaining unpaid amounts outstanding under the facility due at that time. As of December 31, 2020, $11,107 was outstanding under the revolving facility, net of unamortized discount and debt issuance costs, and funds of $18,419 were available for future borrowings.
October 2020 Term Loan Modification
In October 2020, we entered into an amended and restated credit agreement with a bank primarily to increase the commitments under the existing credit agreement and add projects eligible for financing. The new credit agreement replaced and extended our existing credit agreement and included the following amendments:
•increased the commitment from $28,500 to $35,000; the commitment may be increased by lender in its sole discretion by up to an additional $15,000 for a total not to exceed $50,000,
•extended the maturity date from August 31, 2022 to March 31, 2026, and
•the interest rate for borrowings was modified with a decrease in the margin over LIBOR from 7.50% to 6.00%.
We accounted for this amendment as a modification and at closing we incurred $788 in lender’s fees which were reflected as debt discount and $300 in third-party fees which were expensed in selling, general and administrative expenses during the year ended December 31, 2020. The unamortized discount and debt issuance costs from the original loan are being amortized over the term of the amended agreement. The balance of the loan outstanding as of December 31, 2020 was $33,642, net of unamortized discount and debt issuance costs.
November 2020 Fixed Rate Term Loan
In November 2020, we entered into a non-revolving term loan in the amount of $3,484 at a fixed rate of 3.575% with a financial services company to fund the construction of an energy storage facility in Canada, which has been in commercial operation for more than one year. The principal and interest are due in quarterly installments beginning in December 2020 and the loan matures on December 31, 2027. The balance of the loan outstanding as of December 31, 2020 was $3,356, net of unamortized discount and debt issuance costs. The agreement contains a make-whole provision which we deemed to be an embedded derivative. See Notes 18 and 19 for additional information.
December 2020 Long-term Financing Facility
In December 2020, we closed on two solar PV energy assets under a new master lease agreement, as discussed in Note 8, with an initial term of ten years. In accordance with Topic 842, Leases, this transaction was accounted for as a failed sale as we retain control of the underlying assets. The proceeds received from the transaction were recorded by us as a long-term financing facility with an interest rate of 0%, as a result of tax credits which were transferred to the counterparty. The principal and interest payments are due in quarterly installments and the long-term financing facility matures on December 30, 2030, with an option to extend the agreement to December 30, 2040. As of December 31, 2020, $2,544 was outstanding under the facility, net of unamortized discount and debt issuance costs.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
10. INCOME TAXES
The following table sets forth components of income before income taxes:

	Year Ended December 31,
	2020	2019	2018
Domestic	$52,595	$34,700	$46,542
Foreign	3,833	1,853	(4,152)
Income before income taxes	$56,428	$36,553	$42,390
The components of the (benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
Current income tax (benefit) provision:
Federal	$(4,566)	$109	$(1,888)
State	1,522	474	1,176
Foreign	298	(1)	30
Total current	(2,746)	582	(682)

Deferred income tax provision (benefit):
Federal	3,655	(4,794)	2,662
State	2,207	202	2,530
Foreign	(3,610)	262	303
Total deferred	2,252	(4,330)	5,495
Total income tax (benefit) provision	$(494)	$(3,748)	$4,813
Our deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency and net operating loss carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2020	2019
Deferred income tax assets:
Compensation accruals	$2,485	$1,745
Reserves	3,861	2,739
Other	15,621	9,398
Net operating losses	14,435	14,355
Interest rate swaps	2,587	1,604
Energy efficiency	42,046	35,939
Interest limitation	—	5,148
Deferred revenue	1,270	1,635
Gross deferred income tax assets	82,305	72,563
Valuation allowance	(3,877)	(8,583)
Total deferred income tax assets	$78,428	$63,980
Deferred income tax liabilities:
Depreciation	$(66,694)	$(51,579)
Deferred effect of derivative liability	(284)	(328)
Canadian capital cost, allowance and amortization	(2,195)	(2,919)
United Kingdom goodwill amortization	(732)	(781)
Outside basis difference	(10,886)	(8,488)
Total deferred income tax liabilities	(80,791)	(64,095)
Deferred income tax liabilities, net	$(2,363)	$(115)

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Our valuation allowance related to the following items:

	December 31,
	2020	2019
Interest rate swaps (1)	$106	$122
Foreign net operating loss (2)	3,479	8,169
State net operating loss at one of our subsidiaries (3)	292	292
Total valuation allowance	$3,877	$8,583

(1) The deferred tax asset represents a future capital loss which can only be recognized for income tax purposes to the extent of capital gain income. Although we anticipate sufficient future taxable income, it is more likely than not that it will not be the appropriate character to allow for the recognition of the future capital loss.

(2) It is more likely than not that we will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss.
(3) It is more likely than not that we will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
As of December 31, 2020, we had the following tax loss and credit carryforwards to offset taxable income in prior and future years:

	Amount	Expiration Period
Federal net operating loss carryforwards	$22,600	Indefinite
State net operating loss carryforwards	40,536	Various
Canadian net operating loss carryforwards	23,085	2028 through 2040
United Kingdom net operating loss carryforwards	4,605	Indefinite
Spain net operating loss carryforwards	2,638	Indefinite
Total tax loss carryforwards	$93,464

Federal Energy Investment and Production tax credit carryforward	$42,046	2030 through 2040
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits we are entitled from solar plants which have been placed into service during 2020, the tax deductions related to the Section 179D deduction, the release of the previously established valuation allowance on the Canadian tax assets and the benefit of employee stock option compensation. We additionally realized tax rate benefits associated with net operating loss carrybacks made possible by the passing of the CARES Act on March 27, 2020 and tax basis adjustments on certain partnership flip transactions.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2019 related to the recognition of a tax benefit of $29.7 million associated with energy related credits and deductions available under the U.S. Tax Code for 2019 as well as a deduction available under Section 179D of the Tax Code for 2019 and 2018. In December 2019, the Code Section 179D Commercial Buildings Energy Efficiency Tax Deduction was retroactively extended for 2018 and 2019, and through the end of 2020. Because of the timing of the extension the impact of the 2018 Section 179D deduction was not reflected in the 2018 tax provision but was instead reflected in 2019.
The investment tax credits and production tax credits we may be entitled to fluctuate from year to year based on the cost of the renewable energy plants we place in service and production levels at facilities we own in that year.
On December 27, 2020 the President signed the Consolidated Appropriations Act, 2021 H.R. 133, which among other things made the Section 179D Energy Efficient Commercial Building Deduction permanent. The Section had previously been extended for years up to December 31, 2020. That Act also made changes to the way in the deduction is calculated including adding an inflation adjustment and an update of the American Society of Heating, Refrigerating and Air-Conditioning Engineers Standard by which energy improvements are measured.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2020	2019	2018
Income before (benefit) provision for income taxes	$56,428	$36,553	$42,390
Federal statutory tax expense	$11,850	$7,676	$8,902
State income taxes, net of federal benefit	2,257	2,140	3,071
Net state impact of deferred rate change	(29)	(53)	174
Non deductible expenses	987	150	982
Impact of reserve for uncertain tax positions	(124)	(925)	879
Stock-based compensation expense	(2,922)	(169)	(441)
Energy efficiency preferences	(8,595)	(12,699)	(8,636)
Foreign items and rate differential	160	56	(41)
Redeemable non-controlling interests	(767)	1,101	70
Valuation allowance	(4,308)	205	641
Miscellaneous	997	(1,230)	(788)
Total income tax (benefit) provision	$(494)	$(3,748)	$4,813
Effective tax rate:
Federal statutory rate expense	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	5.9%	7.2%
Net state impact of deferred rate change	(0.1)%	(0.1)%	0.4%
Non deductible expenses	1.7%	0.4%	2.3%
Impact of reserve for uncertain tax positions	(0.2)%	(2.5)%	2.1%
Stock-based compensation expense	(5.2)%	(0.5)%	(1.0)%
Energy efficiency preferences	(15.2)%	(34.7)%	(20.4)%
Foreign items and rate differential	0.3%	0.2%	(0.1)%
Redeemable non-controlling interests	(1.4)%	3.0%	0.2%
Valuation allowance	(7.6)%	0.6%	1.5%
Miscellaneous	1.8%	(3.6)%	(1.8)%
Effective tax rate	(0.9)%	(10.3)%	11.4%

The following table provides a reconciliation of gross unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$400	$1,600
Additions for current year tax positions	100	—
Additions for prior year tax positions	100	—
Reductions of prior year tax positions	—	(1,200)
Balance, end of year	$600	$400
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $190 as of December 31, 2020 and $80 as of December 31, 2019 (both net of the federal benefit on state amounts).
We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any withholding tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2020, we estimated that there were no earnings for which repatriation tax has not been provided.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The tax years 2017 through 2020 remain open to examination by major taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions as components of our income tax provision (benefit) in our consolidated statements of operations. We increased (decreased) income tax expense for these items by $0 in 2020, $19 in 2019, and $(50) in 2018.
11. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Investment Funds
Over a period of five years (2015 through 2019), we formed investment funds with third party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. We currently have five such investment funds each with a different third-party investor.
We consolidate the investment funds, and all inter-company balances and transactions between Ameresco and the investment funds are eliminated in our consolidated financial statements. We determined that the investment funds meet the definition of a VIE. We use a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
We have considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated long term customer contracts to be sold or contributed to the VIEs, and installation, operation and maintenance of the solar energy systems. We considered the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than participating rights. As such, we determined that we are the primary beneficiary of the VIEs for all periods presented. We evaluate our relationships with VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary.
Under the related agreements, cash distributions of income and other receipts by the funds, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the funds’ investor and our subsidiaries as specified in contractual arrangements. Certain of these arrangements have call and put options to acquire the investor’s equity interest as specified in the contractual agreements. See Note 12 for additional information about these investment funds and the call and put options.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents a summary of amounts related to our investment funds reflected in Note 1 on our consolidated balance sheets:

	As of December 31,
	2020	2019
Cash and cash equivalents	$5,828	$4,666
Restricted cash	3,185	586
Accounts receivable, net	834	532
Costs and estimated earnings in excess of billings	968	1,125
Prepaid expenses and other current assets	120	108
Total VIE current assets	10,935	7,017
Property and equipment, net	1,266	1,266
Energy assets, net	143,133	142,456
Operating lease assets	6,439	6,511
Other assets	425	1,662
Total VIE assets	$162,198	$158,912
Current portions of long-term debt and financing lease liabilities	$2,230	$2,252
Accounts payable	311	2,006
Accrued expenses and other current liabilities	1,092	2,203
Current portions of operating lease liabilities	125	102
Total VIE current liabilities	3,758	6,563
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	22,822	24,654
Long-term operating lease liabilities, net of current portion	6,220	6,180
Other liabilities	535	1,171
Total VIE liabilities	$33,335	$38,568
Other Variable Interest Entities
We execute certain contracts jointly with third parties through various forms of joint ventures. Although the joint ventures own and hold the contracts with the clients, the services required by the contracts are typically performed by us and our joint venture partners, or by other subcontractors under subcontracting agreements with the joint ventures. Many of these joint ventures are formed for a specific project. The assets of these joint ventures generally consist almost entirely of cash and land, and the liabilities of our joint ventures generally consist almost entirely of amounts due to the joint venture partners.
We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint ventures economic performance, including powers granted to the joint ventures program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. We analyze our joint ventures and classify them as either:
•a VIE that must be consolidated because we are the primary beneficiary or the joint venture is not a VIE and we hold the majority voting interest with no significant participative rights available to the other partners, or
•a VIE that does not require consolidation and is treated as an equity method investment because we are not the primary beneficiary or the joint venture is not a VIE and we do not hold the majority voting interest.
Many of our joint ventures are deemed to be VIEs because they lack sufficient equity to finance the activities of the joint venture.
In January 2019, we entered into a joint venture with one other party to co-own an entity whose purpose is owning and leasing a parcel of land and attached structures to third-party entities. The joint venture has no employees and is controlled by the board of directors made up of representatives from both companies. Prior to January 2019, we had determined we were the primary beneficiary of the VIE and fully consolidated the entity. Upon the formation of the joint venture, based on the assessment of

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
considerations referenced above, we determined we were no longer the primary beneficiary and deconsolidated the VIE and recorded our investment in the joint venture as an equity method investment. With the deconsolidation of the VIE and the recognition of the equity method investment we recognized a gain of $2,160 in operating income and recorded an equity method investment of $1,361 in other assets during the year ended December 31, 2019. In addition, we loaned the joint venture $1,506 and made an initial contribution at its formation in exchange for 50% of the shares in the joint venture.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these joint ventures, our investment balances are included in other assets on the consolidated balance sheets and our pro rata share of net income or loss is included in operating income.
The following table provides information about our equity method investments in joint ventures:

	As of December 31,
	2020	2019
Equity method investments	$1,189	$1,292
Expense recognized	$225	$183
12. REDEEMABLE NON-CONTROLLING INTERESTS
Our subsidiaries with membership interests in the investment funds we formed have the right to elect to require the non-controlling interest holder to sell all of its membership units to our subsidiaries, a call option. Our investment funds also include rights for the non-controlling interest holder to elect to require our subsidiaries to purchase all of the non-controlling membership interests in the fund, a put option.
The following table sets forth information about the call and put options for our investment funds:

		Call Option			Put Option
Investment Fund Number	Formation Date	Start Date	End Date	Purchase Price	Start Date	End Date	Purchase Price
1	September 2015	March 2021	September 2021	(1)	March 2022	March 2023	(4)
2	April 2017	December 2022	June 2023	(1)	December 2023	December 2024	(4)
3	June 2018	April 2024	October 2024	(2)	October 2024	April 2025	(5)
4	October 2018	June 2024	December 2024	(2)	December 2024	June 2025	(5)
5	December 2019	March 2026	September 2026	(3)	September 2026	September 2027	(6)

(1) Purchase price is equal to the fair market value of such interest at the time the option is exercised.
(2) Purchase price is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 7% of the investors’ contributed capital balance at the time the option is exercisable.

(3) Purchase price is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 5% of the investors’ contributed capital balance at the time the option is exercisable. The call options are exercisable beginning on the date that specified conditions are met for each respective fund. These dates are estimates, which are subject to change based on the final funding date.

(4) Purchase price is the lessor of fair market value at the time the option is exercised and a specified amount, ranging from $659 to $917.
(5) Purchase price is the sum of (i) the fair market value at the time the option is exercised, and (ii) the closing costs incurred by the investor in connection with the exercise of the put option.
(6) Purchase price is the lessor of fair market value at the time the option is exercised and the sum of (i) 5% of the investors’ contributed capital balance at the time the option is exercisable, and (ii) the fair market value of any unpaid tax law change losses incurred by the investor in connection with the exercise of the put option. These dates are estimates, which are subject to change based on the final funding date.

The call options are exercisable beginning on the date that specified conditions are met for each respective fund. We expect to require the non-controlling interest holders to sell all of their membership units to our subsidiaries when the call options become available to us. The put options for the investment funds are exercisable beginning on the date that specified conditions are met for each respective fund.
Because the put options represent redemption features that are not solely within our control, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
carrying value (which is impacted by attribution under the HLBV method) or their estimated redemption value at each reporting period. At both December 31, 2020 and 2019, redeemable non-controlling interests were reported in the accompanying consolidated balance sheets at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
13. EQUITY AND EARNINGS PER SHARE
Common and Preferred Stock
The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Each share of our Class B common stock is entitled to five votes per share, is convertible at any time into one share of Class A common stock at the option of the holder of such share and will automatically convert into one share of Class A common stock upon the occurrence of certain specified events, including a transfer of such shares (other than to such holder’s family members, descendants or certain affiliated persons or entities). Our Board of Directors is authorized to fix the rights and terms for any series of preferred stock without additional shareholder approval.
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to common shareholders	$54,052	$44,436	$37,984
Adjustment for accretion of tax equity financing fees	(121)	—	—
Income attributable to common shareholders	$53,931	$44,436	$37,984
Denominator:
Basic weighted-average shares outstanding	47,702	46,586	45,729
Effect of dilutive securities:
Stock options	1,304	1,188	1,102
Diluted weighted-average shares outstanding	49,006	47,774	46,831
Net income per share attributable to common shareholders:
Basic	$1.13	$0.95	$0.83
Diluted	$1.10	$0.93	$0.81

Potentially dilutive shares (1)	1,199	806	692

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
14. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS
In 2000, our Board of Directors approved our 2000 Stock Incentive Plan (the “2000 Plan”) and between 2000 and 2010 authorized us to reserve a total of 28,500 shares of our then authorized common stock, par value $0.0001 per share for issuance under the 2000 Plan. The 2000 Plan provided for the issuance of restricted stock grants, incentive stock options and nonqualified stock options. The last grant of stock options or restricted awards under the 2000 Plan occurred in 2010 and the remaining options outstanding under this plan were exercised during the year ended December 31, 2020, so there are no options outstanding under this plan.
Our 2010 Stock Incentive Plan (the “2010 Plan”) was adopted by our Board of Directors in May 2010 and approved by our stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, performance-based stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000 shares of our Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2020, we granted options to purchase 5,461 shares of Class A common stock and there were no longer shares available for grant under the 2010 Plan.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Our 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by our Board of Directors in February 2020 and approved by our stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Upon its effectiveness, 5,000 shares of our Class A common stock were reserved for issuance under the 2020 Plan. As of December 31, 2020, we granted options to purchase 210 shares of Class A common stock and had 4,790 shares available for grant under the 2020 Plan.
Stock Options
We did not grant awards to individuals who were not either an employee or director of ours during the years ended December 31, 2020, 2019 and 2018.
The following table summarizes the collective activity under the plans:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,834	$7.367
Granted	518	10.878
Exercised	(909)	7.367
Forfeited	(87)	4.726
Expired	(51)	9.146
Outstanding at December 31, 2018	3,305	8.050
Granted	1,330	14.026
Exercised	(916)	7.362
Forfeited	(210)	8.070
Expired	(4)	9.904
Outstanding at December 31, 2019	3,505	10.524
Granted	406	25.668
Exercised	(946)	9.491
Forfeited	(49)	13.251
Expired	—	—
Outstanding at December 31, 2020	2,916	$12.919	7.1 years	$114,659
Options exercisable at December 31, 2020	1,004	$7.877	4.6 years	$44,555
Expected to vest at December 31, 2020	1,912	$15.568	8.4 years	$70,103

The following table sets forth additional disclosures about our plans:

	Year Ended December 31,
	2020	2019	2018
Aggregate intrinsic value of options exercised	$19,762	$7,154	$5,588
Cash received from stock option exercises	$8,995	$6,742	$6,696
Weighted-average fair value of stock options granted	$11.52	$6.33	$5.20
Stock-based compensation expense (1)	$1,933	$1,620	$1,258

(1) Included in selling, general and administrative expenses in the accompanying consolidated statements of income and includes expense in connection with our ESPP.
Under the terms of our 2010 Plan and 2020 Plan, all options expire if not exercised within ten years after the grant date. During 2011, we began awarding options which typically vest over a five-year period on an annual ratable basis. From time to time, we award options providing for vesting over three years, with one-third vesting on each of the first three anniversaries of the grant date. During the year ended December 31, 2019, we granted 1,000 common stock options to certain employees and directors under our 2010 Stock Incentive Plan, which have a contractual life of ten years and vest based upon the achievement of specific

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
performance goals over three years. If the employee ceases to be employed by us for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination or they are forfeited.
During August and September 2019, our Chief Executive Officer (“CEO”), who is also a significant shareholder of Ameresco, exercised a nonqualified option to purchase 600 shares of our Class A common stock. In November 2019, we paid the required withholding taxes of $2,292 to the Internal Revenue Service on the compensation element resulting from such exercise without a corresponding withholding from the CEO due to an administrative oversight. Accordingly, we recorded a reimbursement due from the CEO as of December 31, 2019 of $2,292, which was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and was repaid in full in January 2020.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. We recognize the compensation cost of stock-based awards on a straight-line basis over the requisite service period of the award.
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
The following table sets forth the significant assumptions used in the model:

Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.35% -0.76%	1.60%-2.39%	2.71%-3.00%
Expected volatility	43%-48%	43%-44%	43%-45%
Expected life	6.5 years	6.5 years	6.5 years

We will continue to use judgment in evaluating the expected term and volatility related to stock-based compensation on a prospective basis and incorporate these factors into the Black-Scholes pricing model. We record forfeitures as they occur. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.
As of December 31, 2020, there was approximately $12,103 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
Our 2017 Employee Stock Purchase Plan permits eligible employees to purchase up to an aggregate of 200 shares of the Company’s Class A common stock. In May 2020, we amended our ESPP, which permits eligible employees to purchase up to an aggregate of 350 shares of our Class A common stock. This plan commenced December 1, 2017 and was subsequently amended in August 2018. The ESPP allows participants to purchase shares of common stock at a 5% discount from the fair market value of the stock as determined on specific dates at six-month intervals.
During the years ended December 31, 2020 and 2019, we issued 49 shares in each year under the ESPP. As of December 31, 2020 and 2019, the amount that had been withheld from employees for future purchases under the ESPP was $99 and $62, respectively.
Other Employee Benefits
We maintain a qualified 401(k) plan covering eligible U.S. employees who have completed the minimum service requirement, as defined by the plans. The plans require us to contribute 100% of the first six percent of base compensation that a participant contributes to the plans.
In 2016, we established a Group Personal Pension Plan for employees in the U.K., for eligible employees who may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The plan requires us to contribute 100% of the first six percent of base compensation that a participant contributes to the plans.
We also have a Registered Retirement Savings Plan for employees in Canada, for eligible employees who may contribute a portion of their compensation. The plan requires us to contribute 100% of the first six percent of base compensation that a participant contributes to the plans.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth our matching contributions under the plans:

	Year Ended December 31,
	2020	2019	2018
401(k) plan	$5,650	$5,452	$4,957
Group Personal Pension Plan	202	190	161
Registered Retirement Savings Plan	348	356	351
Total matching contributions	$6,200	$5,998	$5,469
15. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
We have a future lease commitment for a certain business office which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $137 as of December 31, 2020 and relates to payments through 2024.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” A mediation was held in January 2021, at which time we made an offer to settle the case, in an amount which we believe would be covered by our insurance. Although the customer rejected our offer, both parties have agreed to continue to negotiate a settlement. We believe that it is probable that a loss will be incurred and, therefore, have accrued a reasonable estimate of the loss, which is included in accrued expenses and other current liabilities in our consolidated balance sheets as of December 31, 2020. In addition, we have accrued a loss recovery from insurance proceeds as we believe the receipt of such proceeds is probable. The loss recovery accrual is included in prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2020. The estimated loss and the loss recovery were included in selling, general and administrative expenses in our consolidated statements of income for the year ended December 31, 2020.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. We evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555 upon acquisition. The fair value was subsequently increased to $678 as of December 31, 2019 and remained consistent as of December 31, 2020 and is included in other liabilities on the consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date. The fair value of the earn-out will be re-evaluated at each reporting period and adjustments will be recorded as needed. See Notes 4 and 18 for additional information.
In November 2018, we completed an asset acquisition of certain lease options, which provided for a payout if the lease option is exercised and if certain financial metrics are achieved. We evaluated the acquired lease options and concluded that the fair-value of this contingent liability was approximately $363 as of December 31, 2018, which was subsequently increased to $378 as of December 31, 2019. As of December 31, 2020, the balance is $59 and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets. Payments will be made when milestones are achieved. The contingent liability will be periodically re-evaluated, and adjustments will be recorded as needed.
In April 2020, we completed an acquisition of an energy project which provided for a profit earn-out contingent upon the acquired project meeting certain financial return targets for a minimum of five years, and will continue annually thereafter, unless termination conditions are met. We evaluated the financial forecasts of the acquired asset and concluded that fair value of the earn-out was nil at completion of the acquisition and remained consistent as of December 31, 2020. The contingent consideration

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
will be re-evaluated at each reporting period and will be paid annually beginning in 2021, if the financial return targets are achieved.
16. GEOGRAPHIC INFORMATION
We attribute revenues to customers based on the location of the customer. The following table presents information related to our operations by geographic area:

	As of December 31,
	2020	2019
Long-lived Assets
United States	$706,177	$564,047
Canada	29,768	24,684
Other	2,415	834
Total long-lived assets	$738,360	$589,565

	Year Ended December 31,
	2020	2019	2018
Revenues
United States	$955,436	$815,405	$734,748
Canada	45,089	35,031	36,728
Other	31,750	16,497	15,662
Total revenues	$1,032,275	$866,933	$787,138
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Year Ended December 31,
	2020	2019	2018
Gain on derivatives	$(705)	$(1,068)	$(121)
Interest expense, net of interest income	15,422	13,841	13,132
Amortization of debt discount and debt issuance costs	2,686	2,229	1,894
Foreign currency transaction (gain) loss	(481)	59	1,804
Government incentives	(1,851)	—	—
Other expenses, net	$15,071	$15,061	$16,709

Estimated amortization expense for existing debt discount and debt issuance costs for the next five succeeding fiscal years is as follows:

Estimated Amortization
2021	$2,782
2022	$1,734
2023	$1,458
2024	$1,200
2025	$843
18. FAIR VALUE MEASUREMENT
We recognize our financial assets and liabilities at fair value on a recurring basis (at least annually). Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs that may be used to measure fair value are as follows:
Level 1: Inputs are based on unadjusted quoted prices for identical instruments traded in active markets.
Level 2: Inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2020	2019
Assets
Interest rate swap instruments	2	$2	$15
Commodity swap instruments	2	363	198
Total assets		$365	$213
Liabilities
Interest rate swap instruments	2	$10,073	$6,236
Make-whole provisions	2	412	918
Contingent consideration	3	678	678
Total liabilities		$11,163	$7,832
The fair value of our interest rate swaps was determined using cash flow analysis on the expected cash flow of the contract in combination with observable market-based inputs, including interest rate curves and implied volatility. As part of this valuation, we considered the credit ratings of the counterparties to the interest rate swaps to determine if a credit risk adjustment was required.
The fair value of our commodity swaps was determined using a cash flow analysis on the expected cash flow of the contract in combination with observable forward price inputs obtained from a third-party pricing source. As part of this valuation, we considered the credit ratings of the counterparties to the commodity swaps to determine if a credit risk adjustment was required.
The fair value of our make-whole provisions was determined by comparing them against the rates of similar debt instruments under similar terms without a make-whole provision obtained from various highly rated third-party pricing sources.
The fair value of our contingent consideration liabilities were determined by evaluating the acquired asset’s future financial forecasts and evaluating which, if any, of the cumulative revenue targets, financial metrics and/or milestones are likely to be met. We classified contingent consideration related to certain acquisitions within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets. We established discount rates utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operational targets, we utilized data regarding similar milestone events from our own experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, we reassess the probability factors associated with the financial, operational, and technical targets for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
As of December 31, 2020, the key assumptions related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited, used in the model include a discount rate of 18% for purposes of discounting the low and base case

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability.
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Year Ended December 31,
	2020	2019
Contingent consideration liability balance at the beginning of year	$678	$599
Loss on change in fair value included in earnings	—	79
Contingent consideration liability balance at the end of year	$678	$678
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. Long-term debt is the only category of financial instruments where the difference between fair value and recorded book value is notable. At December 31, 2020 and 2019, the fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2020 and 2019.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (level 2)	$363,460	$357,536	$309,377	$307,508
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of December 31, 2020 or 2019.
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our derivative instruments:

		Derivatives as of December 31,
		2020	2019
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$—	$15
Interest rate swap contracts	Other liabilities	$9,994	$6,210
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$2	$—
Commodity swap contracts	Other assets	$363	$198
Interest rate swap contracts	Other liabilities	$79	$26
Commodity swap contracts	Other liabilities	$—	$—
Make-whole provisions	Other liabilities	$412	$918
As of December 31, 2020, all but five of our freestanding derivatives were designated as hedging instruments and as of December 31, 2019, all but three of our derivatives were designated as hedging instruments.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables present information about the effects of our derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2020	2019	2018
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$1,455	$71	$(196)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$51	$56	$(308)
Commodity swap contracts	Other expenses, net	$(165)	$(234)	$36
Make-whole provisions	Other expenses, net	$(591)	$(890)	$337
The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

Year Ended December 31, 2020
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the year	$(4,742)
Unrealized loss recognized in AOCI	(4,239)
Loss reclassified from AOCI to other expenses, net	1,455
Net loss on derivatives	(2,784)
Accumulated loss in AOCI at the end of the year	$(7,526)
The following tables present all of our active derivative instruments as of December 31, 2020:

Active Interest Rate Swap	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15-Year, 5.30% Fixed	February 2006	February 2021	$3,256	Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Status
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	Not Designated
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	Not Designated

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$174,289
Make-whole provisions	Liability	August 2016	April 2031	$73,113
Make-whole provisions	Liability	April 2017	February 2034	$104,696
Make-whole provisions	Liability	November 2020	December 2027	$60,101

20. BUSINESS SEGMENT INFORMATION
Our reportable segments for the year ended December 31, 2020 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“Non-Solar DG”).
Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services which include the construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services.
Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that the we own and O&M services for customer owned small-scale plants. Our U.S. Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers enterprise energy management services, consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments.
For the years ended December 31, 2020, 2019 and 2018 more than 71% of our revenues have been derived from federal, state, provincial or local government entities, including public housing authorities and public universities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 36.6%, 33.2% and 31.3% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Revenues from the U.S. federal government are included in our U.S. Federal segment.
The reports of our chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents our business segment information and reconciliation to our consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
2020
Revenues	$400,526	$377,882	$47,797	$106,418	$99,652	$1,032,275
Interest income	136	77	—	16	21	250
Interest expense	5,783	1,771	852	4,369	116	12,891
Depreciation and intangible asset amortization	12,234	3,945	1,580	20,717	1,661	40,137
Unallocated corporate activity	—	—	—	—	—	(40,188)
Income before taxes, excluding unallocated corporate activity	27,565	44,560	2,560	13,040	8,891	96,616

2019
Revenues	365,060	287,426	37,910	84,683	91,854	866,933
Interest income	166	208	—	82	68	524
Interest expense	5,858	831	691	5,242	—	12,622
Depreciation and intangible asset amortization	9,934	3,427	1,386	21,359	1,603	37,709
Unallocated corporate activity	—	—	—	—	—	(34,189)
Income before taxes, excluding unallocated corporate activity	15,925	40,553	1,771	3,813	8,680	70,742

2018
Revenues	334,344	246,309	38,982	82,655	84,848	787,138
Interest income	9	126	—	147	—	282
Interest expense	6,188	1,045	1,917	6,172	22	15,344
Depreciation and intangible asset amortization	5,578	2,772	1,155	18,101	1,542	29,148
Unallocated corporate activity	—	—	—	—	—	(30,415)
Income (loss) before taxes, excluding unallocated corporate activity	20,543	36,332	(2,746)	13,412	5,264	72,805
See Note 3 for additional information about our revenues by product line.

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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets,
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Investor Relations section of our website, which is located at www.ameresco.com. In addition, we intend to post on our website all disclosures that are required by law or applicable NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Form 10-K.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2021 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2020:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	2,916,000	$12.919	4,990,690
Equity compensation plans not approved by security holders	—	—	—
Total	2,916,000	$12.919	4,990,690
(1) Consists of our 2010 stock incentive plan, 2020 stock incentive plan and our 2017 employee stock purchase plan.
(2) Consists of 4,790,000 shares of our class A common stock remaining available for future issuance are under our 2020 stock incentive plan and 200,690 shares of our class A common stock remaining available for future issuance under our 2017 employee stock purchase plan, including shares subject to purchase during the current purchase period. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2020, shares under our 2010 and 2020 stock incentive plans may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2021 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2021 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Page
(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements”	39
(a)(2)	Financial Statement Schedules: None
	Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.
(a)(3)	Exhibits:

Exhibit Number	Exhibit Description
3.1
Restated Certificate of Incorporation of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 27, 2010 and filed with the Commission on July 30, 2010 (file no. 001-34811) and incorporated herein by reference.

3.2
Amended and Restated By-Laws of Ameresco, Inc. (as further amended May 22, 2014). Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 and filed with the Commission on July 31, 2014 (file no. 001-34811) and incorporated herein by reference. Filed as Exhibit 3.1 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

4.1
Specimen Certificate evidencing shares of Class A common stock. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

4.16
Description of Ameresco, Inc. Securities Registered under Section 12 of the Exchange Act. Filed as Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 4, 2020 (file no. 001-34811) and incorporated herein by reference.

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

10.1.2
Amendment No. 1 to Fourth Amended and Restated Credit and Security Agreement dated March 31, 2020 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and incorporated herein by reference.

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
10.2.3+
Form of Nonstatutory Stock Option Agreement granted under Ameresco, Inc. 2000 Stock Incentive Plan. Filed as Exhibit 10.8 to our Registration Statement on Form S-1 (reg. no. 333-165821) and incorporated herein by reference.

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

10.4.2+	Form of Incentive Stock Option Agreement granted under Ameresco, Inc. 2020 Stock Incentive Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.
10.4.3+	Form of Director Stock Option Agreement granted under Ameresco, Inc. 2020 Stock Incentive Plan. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.
10.5.1+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director. Filed as Exhibit 10.6.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 001-34811) and incorporated herein by reference.

10.5.2+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 (file no. 001-34811) and incorporated herein by reference.

10.6+
Ameresco, Inc. 2017 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 and filed with the Commission on August 4, 2020 (file no. 001-34811) and incorporated herein by reference.

10.7+
Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 and filed with the Commission on August 8, 2019 (file no. 001-34811) and incorporated herein by reference.

10.8+
Stock Ownership Guidelines. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 filed with the Commission on November 3, 2020 (file no. 001-34811) and incorporated herein by reference.

10.9+
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
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

AMERESCO, INC.
Date: March 2, 2021	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2021
George P. Sakellaris
/s/ Spencer Doran Hole	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2021
Spencer Doran Hole
/s/ Mark Chiplock	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2021
Mark Chiplock
/s/ David J. Anderson	Director	March 2, 2021
David J. Anderson
/s/ David J. Corrsin	Director	March 2, 2021
David J. Corrsin
/s/ Douglas I. Foy	Director	March 2, 2021
Douglas I. Foy
/s/ Thomas S. Murley	Director	March 2, 2021
Thomas S. Murley
/s/ Nickolas Stavropoulos	Director	March 2, 2021
Nickolas Stavropoulos
/s/ Jennifer L. Miller	Director	March 2, 2021
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 2, 2021
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 2, 2021
Frank V. Wisneski