Form 10-Q
period 2021-03-31
Ameresco, Inc.
filed 2021-05-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of April 30, 2021
Class A Common Stock, $0.0001 par value per share	AMRC	33,270,425
Class B Common Stock, $0.0001 par value per share		18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$80,971	$66,422
Restricted cash (1)	24,869	22,063
Accounts receivable, net of allowance of $2,310 and $2,266, respectively (1)	113,095	125,010
Accounts receivable retainage, net	32,071	30,189
Costs and estimated earnings in excess of billings (1)	179,474	185,960
Inventory, net	8,527	8,575
Prepaid expenses and other current assets (1)	26,753	26,854
Income tax receivable	5,446	9,803
Project development costs	14,573	15,839
Total current assets (1)	485,779	490,715
Federal ESPC receivable	459,347	396,725
Property and equipment, net (1)	8,804	8,982
Energy assets, net (1)	765,122	729,378
Goodwill, net	58,812	58,714
Intangible assets, net	847	927
Operating lease assets (1)	41,484	39,151
Restricted cash, non-current portion	10,507	10,352
Other assets (1)	18,047	15,307
Total assets (1)	$1,848,749	$1,750,251
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$71,770	$69,362
Accounts payable (1)	202,123	230,916
Accrued expenses and other current liabilities (1)	40,297	41,748
Current portions of operating lease liabilities (1)	5,680	6,106
Billings in excess of cost and estimated earnings	30,211	33,984
Income taxes payable	1,501	981
Total current liabilities (1)	351,582	383,097
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	268,411	311,674
Federal ESPC liabilities	473,882	440,223
Deferred income taxes, net	4,474	2,363
Deferred grant income	8,167	8,271
Long-term operating lease liabilities, net of current portion (1)	37,718	35,300
Other liabilities (1)	35,992	37,660
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	39,668	38,850
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2021 and December 31, 2020 of $159,136 and $162,198, respectively. Includes non-recourse liabilities of consolidated VIEs at March 31, 2021 and December 31, 2020 of $32,614 and $33,335, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	March 31, 2021	December 31, 2020
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 35,367,720 shares issued and 33,265,925 shares outstanding at March 31, 2021, 32,326,449 shares issued and 30,224,654 shares outstanding at December 31, 2020	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	267,864	145,496
Retained earnings	379,533	368,390
Accumulated other comprehensive loss, net	(6,759)	(9,290)
Treasury stock, at cost, 2,101,795 shares at March 31, 2021 and December 31, 2020	(11,788)	(11,788)
Total stockholders’ equity	628,855	492,813
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,848,749	$1,750,251

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$252,202	$212,413
Cost of revenues	205,293	173,967
Gross profit	46,909	38,446
Selling, general and administrative expenses	28,601	28,924
Operating income	18,308	9,522
Other expenses, net	3,672	5,389
Income before income taxes	14,636	4,133
Income tax provision (benefit)	2,205	(2,503)
Net income	12,431	6,636
Net income attributable to redeemable non-controlling interests	(1,257)	(435)
Net income attributable to common shareholders	$11,174	$6,201

Net income per share attributable to common shareholders:
Basic	$0.23	$0.13
Diluted	$0.22	$0.13
Weighted average common shares outstanding:
Basic	48,975	47,384
Diluted	50,357	48,497

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$12,431	$6,636
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $719 and $(1,187)	2,118	(3,465)
Foreign currency translation adjustments	413	(2,312)
Total other comprehensive income (loss)	2,531	(5,777)
Comprehensive income	14,962	859

Comprehensive gain attributable to redeemable non-controlling interests	(1,257)	(435)
Comprehensive income attributable to common shareholders	$13,705	$424

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	$133,688	$314,459	$(7,514)	2,101,340	$(11,782)	$428,856
Exercise of stock options	—	280,611	—	—	—	2,474	—	—	—	—	2,474
Stock-based compensation expense	—	—	—	—	—	429	—	—	—	—	429
Open market purchase of common shares	—	(455)	—	—	—	—	—	—	455	(6)	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(3,465)	—	—	(3,465)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,312)	—	—	(2,312)
Distributions to redeemable non-controlling interests	(112)	—	—	—	—	—	—	—	—	—	—
Net income	435	—	—	—	—	—	6,201	—	—	—	6,201
Balance, March 31, 2020	$31,939	29,510,161	$3	18,000,000	$2	$136,591	$320,660	$(13,291)	2,101,795	$(11,788)	$432,177

Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	$(9,290)	2,101,795	$(11,788)	$492,813
Equity offering, net of offering costs of $6,284	—	2,875,000	—	—	—	120,216	—	—	—	—	120,216
Exercise of stock options	—	166,271	—	—	—	1,386	—	—	—	—	1,386
Stock-based compensation expense	—	—	—	—	—	766	—	—	—	—	766
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	2,118	—	—	2,118
Foreign currency translation adjustment	—	—	—	—	—	—	—	413	—	—	413
Tax equity financing fees	(17)	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(453)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	31	—	—	—	—	—	(31)	—	—	—	(31)
Net income	1,257	—	—	—	—	—	11,174	—	—	—	11,174
Balance, March 31, 2021	$39,668	33,265,925	$3	18,000,000	$2	$267,864	$379,533	$(6,759)	2,101,795	$(11,788)	$628,855

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$12,431	$6,636
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets, net	9,686	9,299
Depreciation of property and equipment	833	833
Accretion of ARO liabilities	24	21
Amortization of debt discount and debt issuance costs	747	660
Amortization of intangible assets	80	179
Provision for bad debts	3	49
Net gain from derivatives	(377)	(223)
Stock-based compensation expense	766	429
Deferred income taxes	1,410	(1,217)
Unrealized foreign exchange loss	19	212
Changes in operating assets and liabilities:
Accounts receivable	15,535	(14,161)
Accounts receivable retainage	(1,844)	(4,445)
Federal ESPC receivable	(65,973)	(39,946)
Inventory, net	48	7
Costs and estimated earnings in excess of billings	6,544	12,181
Prepaid expenses and other current assets	(726)	1,233
Project development costs	1,259	(3,224)
Other assets	(538)	8
Accounts payable, accrued expenses and other current liabilities	(19,333)	(17,241)
Billings in excess of cost and estimated earnings	(3,973)	(956)
Other liabilities	(226)	(586)
Income taxes payable	4,881	(1,388)
Cash flows from operating activities	(38,724)	(51,640)
Cash flows from investing activities:
Purchases of property and equipment	(656)	(724)
Purchases of energy assets	(55,823)	(28,497)
Contributions to equity investment	—	(127)
Cash flows from investing activities	(56,479)	(29,348)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$120,216	$—
Payments of financing fees	(850)	(155)
Proceeds from exercises of options and ESPP	1,386	2,473
Repurchase of common stock	—	(6)
(Payments on) proceeds from senior secured credit facility, net	(53,073)	31,000
Proceeds from long-term debt financings	30,811	—
Proceeds from Federal ESPC projects	33,520	61,198
Proceeds for energy assets from Federal ESPC	(59)	1,541
Distributions to redeemable non-controlling interests, net	(495)	(103)
Payments on long-term debt	(19,073)	(12,019)
Cash flows from financing activities	112,383	83,929
Effect of exchange rate changes on cash	330	(509)
Net increase in cash, cash equivalents, and restricted cash	17,510	2,432
Cash, cash equivalents, and restricted cash, beginning of period	98,837	77,264
Cash, cash equivalents, and restricted cash, end of period	$116,347	$79,696

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,235	$4,917
Cash paid for income taxes	$271	$183
Non-cash Federal ESPC settlement	$—	$29,297
Accrued purchases of energy assets	$33,065	$34,308
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$80,971	$40,351
Short-term restricted cash	24,869	15,012
Restricted cash, non-current portion	10,507	24,333
Total cash and cash equivalents, and restricted cash	$116,347	$79,696

See notes to condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco,” “we,” “our,” or “us”) are unaudited, according to certain rules and regulations of the Securities and Exchange Commission, and include, in our opinion, normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) of the results for the periods indicated.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results which may be expected for the full year. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our annual report on Form 10-K (“2020 Annual Report” or “2020 Form 10-K”) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 2, 2021.
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Significant Risks and Uncertainties
We considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on our results of operations for the three months ended March 31, 2021 or 2020. Our results of future operations and liquidity could be adversely impacted by a number of factors associated with the COVID-19 pandemic, including payments of outstanding receivable amounts beyond normal payment terms, delays in obtaining signed customer contracts for awarded projects, supply chain disruptions and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact our financial condition, liquidity, or results of operations in the future is uncertain.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2020 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	March 31, 2021	March 31, 2020
Allowance for credit losses, beginning of period	$2,266	$2,260
Charges to costs and expenses, net	3	49
Account write-offs and other	41	(189)
Allowance for credit losses, end of period	$2,310	$2,120

Recent Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for our fiscal year beginning after December 15, 2020. We adopted this guidance as of January 1, 2021 and the adoption did not have an impact on our condensed consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however, the guidance will only be available until December 31, 2022. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements and related disclosures.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in ASU 2021-01 provide optional expedients to the current guidance on contract modification and hedge accounting from the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements and related disclosures.
Codification Improvements
In October 2020, the FASB issued ASU 2020-10 Codification Improvements. The amendments in this ASU represent changes to clarify the Accounting Standard Codifications, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We adopted this guidance as of January 1, 2021 and the adoption did not have an impact on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three months ended March 31, 2021 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“Non-Solar DG”). We changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been restated for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2021:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$71,158	$90,089	$9,001	$4,654	$5,791	$180,693
O&M revenue	4,310	11,440	26	2,637	71	18,484
Energy assets	8,810	664	747	22,931	135	33,287
Integrated-PV	—	—	—	—	9,154	9,154
Other	995	21	1,869	146	7,553	10,584
Total revenues	$85,273	$102,214	$11,643	$30,368	$22,704	$252,202
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2020:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$71,493	$56,114	$8,864	$2,371	$5,587	$144,429
O&M revenue	4,352	11,626	9	2,015	60	18,062
Energy assets	8,854	719	663	17,986	—	28,222
Integrated-PV	—	—	—	—	11,469	11,469
Other	1,141	286	1,856	352	6,596	10,231
Total revenues	$85,840	$68,745	$11,392	$22,724	$23,712	$212,413
For the three months ended March 31, 2021 and 2020, approximately 94% and 91%, respectively, of revenue is recognized over time, and the remainder is for products and services transferred at a point in time.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended March 31,
	2021	2020
United States	$234,009	$195,939
Canada	10,853	10,553
Other	7,340	5,921
Total revenues	$252,202	$212,413

Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2021	December 31, 2020
Accounts receivable, net	$113,095	$125,010
Accounts receivable retainage, net	$32,071	$30,189

Contract Assets:
Costs and estimated earnings in excess of billings	$179,474	$185,960

Contract Liabilities:
Billings in excess of cost and estimated earnings	$30,211	$33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,590	6,631
Total contract liabilities	$36,801	$40,615

	March 31, 2020	December 31, 2019
Accounts receivable, net	$110,742	$95,863
Accounts receivable retainage, net	$21,265	$16,976

Contract Assets:
Costs and estimated earnings in excess of billings	$189,566	$202,243

Contract Liabilities:
Billings in excess of cost and estimated earnings	$25,350	$26,618
Billings in excess of cost and estimated earnings, non-current (1)	5,320	5,560
Total contract liabilities	$30,670	$32,178

(1) Performance obligations are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the three months ended March 31, 2021 was primarily due to billings of $144,539, offset in part by revenue recognized of approximately $130,297. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the three months ended March 31, 2021, we recognized revenue of $45,483 that was previously included in the beginning balance of contract liabilities and billed customers $33,081. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The decrease in contract assets for the three months ended March 31, 2020 was primarily due to billings of approximately $151,885, partially offset by revenue recognized of $137,220. The decrease in contract liabilities was primarily driven by

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the three months ended March 31, 2020, we recognized revenue of $19,928 that was previously included in the beginning balance of contract liabilities, and billed customers $16,377. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At March 31, 2021, we had backlog of $1,914,710 of which approximately 35% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $1,559 and $1,543 were included in other long-term assets in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. Project development costs of $1,985 and $1,635 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended March 31, 2021 and 2020, respectively.
No impairment charges in connection with our capitalized commission costs or project development costs were recorded during the three months ended March 31, 2021 and 2020.
4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment was as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2020	$26,705	$3,981	$3,441	$—	$24,587	$58,714
Currency effects	—	—	41	—	57	98
Balance, March 31, 2021	$26,705	$3,981	$3,482	$—	$24,644	$58,812
Definite-lived intangible assets, net consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Gross carrying amount	$27,240	27,240
Accumulated amortization	26,393	26,313
Intangible assets, net	$847	$927
The table below sets forth amortization expense:

		Three Months Ended March 31,
Asset type	Location	2021	2020
Customer contracts	Cost of revenues	$—	$22
All other intangible assets	Selling, general and administrative expenses	80	157
Total amortization expense		$80	$179

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
5. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	March 31, 2021	December 31, 2020
Energy assets (1)	$1,000,085	$954,426
Less - accumulated depreciation and amortization	(234,963)	(225,048)
Energy assets, net	$765,122	$729,378

(1) Includes financing lease assets (see Note 6), capitalized interest and ARO assets (see tables below).
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended March 31,
Location	2021	2020
Cost of revenues (2)	$9,686	$9,299

(2) Includes depreciation and amortization on financing lease assets (see Note 6).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended March 31,
	2021	2020
Capitalized interest	$2,238	$862

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	March 31, 2021	December 31, 2020
ARO assets, net	Energy assets, net	$2,032	$1,468

ARO liabilities, current	Accrued expenses and other current liabilities	$6	$86
ARO liabilities, non-current	Other liabilities	2,251	1,561
Total ARO liabilities		$2,257	$1,647

	Three Months Ended March 31,
	2021	2020
Depreciation expense of ARO assets	$23	$19
Accretion expense of ARO liabilities	$24	$21

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
6. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease assets	$41,484	$39,151

Current portions of operating lease liabilities	$5,680	6,106
Long-term portions of operating lease liabilities	37,718	35,300
Total operating lease liabilities	$43,398	$41,406
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	5.81%	5.94%

Financing Leases:
Energy assets	$33,473	$34,005

Current portions of financing lease liabilities	$4,273	4,273
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	19,199	19,227
Total financing lease liabilities	$23,472	$23,500
Weighted-average remaining lease term	16 years	16 years
Weighted-average discount rate	11.93%	11.94%
The costs related to our leases were as follows:

	Three Months Ended March 31,
	2021	2020
Operating Leases:
Operating lease costs	$2,153	$1,826

Financing Leases:
Amortization expense	532	532
Interest on lease liabilities	658	801

Total lease costs	$3,343	$3,159

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,423	$1,927
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,773	$906
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2021	$5,970	$6,736
2022	7,853	5,178
2023	6,510	3,676
2024	5,439	2,565
2025	4,431	2,213
Thereafter	32,565	21,866
Total minimum lease payments	62,768	42,234
Less: interest	19,370	18,762
Present value of lease liabilities	$43,398	$23,472
We have a future lease commitment for a certain ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $3,000 as of March 31, 2021 and relates to a one-time payment due when specific criteria are met, which we estimate will be during the three months ended September 30, 2021.
Sale-leasebacks
We entered into a fifth amendment dated March 22, 2021 to our August 2018 agreement and increased the maximum funding amount from $150,000 up to $350,000 and extended the end date of the agreement from May 23, 2021 to March 31, 2022. We sold and leased back one energy asset for $1,087 in cash under this facility during the three months ended March 31, 2021. As of March 31, 2021, approximately $310,618 remained available under this lending commitment. These transactions are accounted for as failed sales and are classified as long-term financing facilities. See Note 7 for additional information.
Net gains from amortization expense in cost of revenues related to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $55 for the three months ended March 31, 2021 and 2020, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities comprised of the following:

	March 31, 2021	December 31, 2020
Senior secured revolving credit facility (1)	$—	$53,073
Senior secured term loan	56,469	57,688
Non-recourse term loans	204,885	198,124
Non-recourse construction revolvers	35,757	26,758
Long-term financing facilities (2)	29,989	32,618
Financing lease liabilities (3)	23,472	23,500
Total debt and financing lease liabilities	350,572	391,761
Less: current maturities	71,770	69,362
Less: unamortized discount and debt issuance costs	10,391	10,725
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$268,411	$311,674

(1) At March 31, 2021, funds of $101,241 are available for borrowing under this facility.
(2) These facilities are sale-leaseback arrangements and are accounted for as failed sales. See Note 6 for additional disclosures.
(3) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 6 for additional disclosures.

Senior Secured Revolving Credit Facility
We repaid in full the outstanding balances under our senior secured revolving credit facility. See Note 14 for additional information.
October 2020 Term Loan Modification
In October 2020, we entered into an amended and restated credit agreement with a bank primarily to increase the commitments under the existing credit agreement and add projects eligible for financing. The new credit agreement increased the commitment from $28,500 to $35,000 and included an option for the lender to increase the commitment by up to an additional $15,000 for a total not to exceed $50,000.
During the three months ended March 31, 2021, the lender increased its commitment by the remaining $15,000 and we received net proceeds of $14,848. The quarterly payments consist of $1,250 in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. We accounted for this amendment as a modification and at closing we incurred $150 in lender’s fees which were reflected as debt discount and $2 in third-party fees which were expensed in selling, general and administrative expenses during the three months ended March 31, 2021. The unamortized discount and debt issuance costs from the October 2020 loan modification are being amortized over the remaining term of the agreement. The balance of the loan outstanding as of March 31, 2021 was $48,547, net of unamortized discount and debt issuance costs.
June 2020 Construction Revolver
In June 2020, we entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects. In March 2021, we entered into a third amendment to this agreement to extend this facility from May 2021 to March 2022. All remaining unpaid amounts outstanding under the facility are due at that time.
During the three months ended March 31, 2021, we closed on $14,013 in funding for four additional projects under this facility and drew down an additional $711 for an existing project. The balance of this construction revolver as of March 31, 2021 was $29,460, net of unamortized debt issuance costs and funds of $70,099 are available for borrowing under this facility.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. INCOME TAXES
We recorded a provision (benefit) for income taxes of $2,205 and $(2,503) for the three months ended March 31, 2021 and 2020, respectively. The estimated effective annualized tax rate impacted by the period discrete items is 15.1% for the three months ended March 31, 2021, compared to a (60.6)% of estimated effective annualized tax rate for the three months ended March 31, 2020.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2021 were the effects of investment tax credits which we are entitled from solar plants placed into service or are forecasted to be placed into service during 2021, the tax deductions related to the Section 179D deduction, the deduction of compensation expense associated with certain employee stock options, and tax basis adjustments on certain partnership flip transactions.
The principal reason for the difference between the statutory rate and the estimated annual effective rate for 2020 were the effects of investment tax credits to which we are entitled from solar plants which were placed into service during 2020, tax deductions related to the Section 179D deduction, tax basis adjustments on certain partnership flip transactions, and tax rate benefits associated with the net operating loss carryback made possible by the passing of the COVID-19 CARES Act on March 27, 2020.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2020	$600
Balance, March 31, 2021	$600
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $190 as of March 31, 2021 and December 31, 2020 (net of the federal benefit on state amounts).
We presented all deferred tax assets and liabilities as noncurrent, net liabilities on our condensed consolidated balance sheets as of March 31, 2021, and December 31, 2020.
9. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” A mediation was held in January 2021, at which time we made an offer to settle the case, in an amount which we believe would be covered by our insurance. Although the customer rejected our offer, both parties have agreed to continue to negotiate a settlement. We believe that it is probable that a loss will be incurred and, therefore, have accrued a reasonable estimate of the loss, which is included in accrued expenses and other current liabilities in our consolidated balance sheets as of December 31, 2020 and March 31, 2021. In addition, we accrued a loss recovery from insurance proceeds as we believe the receipt of such proceeds is probable. The loss recovery accrual is included in prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2020 and March 31, 2021. There were no changes to our estimate during the three months ended March 31, 2021.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitment as a Result of an Acquisition
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 5 years from the acquisition date. The fair value was $678 as of March 31, 2021 and December 31, 2020 and is included in other liabilities on the condensed consolidated balance sheets. The contingent

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
10. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	March 31, 2021	December 31, 2020
Assets:
Interest rate swap instruments	2	$1,290	$2
Commodity swap instruments	2	115	363
Total assets		$1,405	$365
Liabilities:
Interest rate swap instruments	2	$7,202	$10,073
Make-whole provisions	2	1,112	412
Contingent consideration	3	678	678
Total liabilities		$8,992	$11,163
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the three months ended March 31, 2021 and the year ended December 31, 2020.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of March 31, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$320,279	$316,709	$363,460	$357,536
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of March 31, 2021 or December 31, 2020.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		March 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$7,157	$9,994
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,290	$2
Interest rate swap contracts	Other liabilities	$45	$79
Commodity swap contracts	Other assets	$115	$363
Make-whole provisions	Other liabilities	$1,112	$412
As of March 31, 2021 and December 31, 2020, all but five of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income
	Location of (Gain) Loss Recognized in Net Income	Three Months Ended March 31,
		2021	2020
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$523	$99
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,322)	$10
Commodity swap contracts	Other expenses, net	$248	$(48)
Make-whole provisions	Other expenses, net	$697	$(185)

The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(7,526)
Unrealized gain recognized in AOCI	1,595
Loss reclassified from AOCI to other expenses, net	523
Net gain on derivatives	2,118
Accumulated loss in AOCI at the end of the period	$(5,408)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of March 31, 2021:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
1-Year, $2.70 MMBtu Fixed	May 2020	April 2021	435,810	MMBtus	Not Designated
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$706
Make-whole provisions	Liability	August 2016	April 2031	$115
Make-whole provisions	Liability	April 2017	February 2034	$119
Make-whole provisions	Liability	November 2020	December 2027	$117
Make-whole provisions	Liability	October 2011	May 2028	$55

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. INVESTMENT FUNDS AND EQUITY METHOD INVESTMENTS
Investment Funds
The table below presents a summary of amounts related to our investment funds, which we determined meet the definition of a variable interest entity (“VIE”) as of:

	March 31,	December 31,
	2021(1)	2020(1)
Cash and cash equivalents	$5,691	$5,828
Restricted cash	2,438	3,185
Accounts receivable, net	592	834
Costs and estimated earnings in excess of billings	1,331	968
Prepaid expenses and other current assets	90	120
Total VIE current assets	10,142	10,935
Property and equipment, net	1,266	1,266
Energy assets, net	140,881	143,133
Operating lease assets	6,394	6,439
Other assets	453	425
Total VIE assets	$159,136	$162,198
Current portions of long-term debt and financing lease liabilities	$2,215	$2,230
Accounts payable	150	311
Accrued expenses and other current liabilities	466	1,092
Current portions of operating lease liabilities	130	125
Total VIE current liabilities	2,961	3,758
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	22,391	22,822
Long-term operating lease liabilities, net of current portion	6,195	6,220
Other liabilities	1,067	535
Total VIE liabilities	$32,614	$33,335

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 13 for additional information on the call and put options.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in operating income.
The following table provides information about our equity method investments in joint ventures:

	As of
	March 31, 2021	December 31, 2020
Equity method investments	$1,068	$1,189

	Three Months Ended March 31,
	March 31, 2021	March 31, 2020
Expense recognized	$62	$53

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

13. REDEEMABLE NON-CONTROLLING INTERESTS
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
The call options are exercisable beginning on the date that specified conditions are met for each respective fund. The call option period for one of our investment funds began in March 2021. The put options for the investment funds are exercisable beginning on the date that specified conditions are met for each respective fund.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both March 31, 2021 and December 31, 2020 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.

14. EQUITY AND EARNINGS PER SHARE
Equity Offering
On March 9, 2021, we closed on an underwritten public offering of 2,500 shares of our Class A common stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104,458, after deducting offering costs of $5,542. On March 15, 2021, we closed on the underwriters’ option to purchase 375 additional shares of Class A common stock from us, resulting in net proceeds of $15,758 after deducting offering costs of $742. We used $80,000 of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility.
In the offering, selling shareholders sold 805 shares our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders.
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Net income attributable to common shareholders	$11,174	$6,201
Adjustment for accretion of tax equity financing fees	(31)	—
Income attributable to common shareholders	$11,143	$6,201
Denominator:
Basic weighted-average shares outstanding	48,975	47,384
Effect of dilutive securities:
Stock options	1,382	1,113
Diluted weighted-average shares outstanding	50,357	48,497
Net income per share attributable to common shareholders:
Basic	$0.23	$0.13
Diluted	$0.22	$0.13

Potentially dilutive shares (1)	1,157	431

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
15. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$766	$429
Our compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of March 31, 2021, there was $26,077 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
Stock Option Grants
During the three months ended March 31, 2021, we granted 694 common stock options to certain employees under our 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. We did not grant awards to individuals who were not either an employee or director of ours during the three months ended March 31, 2021 or during the year ended December 31, 2020.
16. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three months ended March 31, 2021 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“Non-Solar DG”). We changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been restated for comparative purposes.
Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services and the development and construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services.
Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and O&M services for customer-owned small-scale plants.
The “All Other” category includes enterprise energy management services, other than the U.S.-based portion; consulting services, energy efficiency products and services outside of the U.S. and Canada; and the sale of solar PV energy products and systems which we refer to as integrated-PV.
These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments.
The accounting policies are the same as those described in the summary of significant accounting policies in Note 2 included in our 2020 Form 10-K.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below presents our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended March 31, 2021
Revenues	$85,273	$102,214	$11,643	$30,368	$22,704	$252,202
Interest income (1)	34	2	—	1,074	—	1,110
Interest expense	2,009	324	386	610	143	3,472
Depreciation and amortization of intangible assets	3,575	1,010	415	4,862	287	10,149
Unallocated corporate activity	—	—	—	—	—	(11,160)
Income (loss) before taxes, excluding unallocated corporate activity	3,510	12,030	(85)	8,628	1,713	25,796

Three Months Ended March 31, 2020
Revenues	$85,840	$68,745	$11,392	$22,724	$23,712	$212,413
Interest income (1)	221	40	—	53	—	314
Interest expense	1,665	746	172	1,083	15	3,681
Depreciation and amortization of intangible assets	2,862	1,017	391	5,287	277	9,834
Unallocated corporate activity	—	—	—	—	—	(10,317)
Income (loss) before taxes, excluding unallocated corporate activity	4,038	7,094	(221)	1,669	1,870	14,450

(1) Includes gains recognized on derivative instruments. See Note 11 for additional information.
See Note 3 for additional information about our revenues by product line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K (“2020 Annual Report”) for the year ended December 31, 2020 filed on March 2, 2021 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; and the expected energy production capacity of our renewable energy plants; the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses; and other characterizations of future events or circumstances are forward-looking statements. Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance and the global economy and financial markets. The extent to which COVID-19 impacts us, suppliers, customers, employees and supply chains will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2020 Annual Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
Ameresco is a leading clean technology integrator with a comprehensive portfolio of energy efficiency and renewable energy supply solutions. We help organizations meet energy savings and energy management challenges with an integrated comprehensive approach to energy efficiency and renewable energy. Leveraging budget neutral solutions, including ESPCs and power purchase agreements, we aim to eliminate the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
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
Further, the overall impact of COVID-19 on our condensed consolidated results of operations for the three months ended March 31, 2021 was not material. However, the impact to our future results remains uncertain and will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
The Energy Act of 2020
On December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 into law, a legislative package that included the Energy Act of 2020, reauthorizing a number of U.S. Department of Energy programs, with a $2.3 trillion spending bill containing appropriations for fiscal year 2021, COVID-19 relief funds, and extensions of a number of expiring tax incentives important to the energy sector. It includes $35 billion in energy research and development programs, a two-year extension of the 26% Investment Tax Credit (“ITC”) rate for solar power that will retain the current 26% credits for solar projects that begin construction through the end of 2022. The 26% rate for ITC for solar projects was set to expire at the end of 2020. The Energy Act of 2020 also made the Section 179D Energy Efficient Commercial Building Deduction permanent under the tax code.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the U.S. government enacted the CARES Act which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $4.5 million of employer payroll taxes otherwise due in 2020 has been delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). During the three months ended March 31, 2021, we received approximately $4.0 million in federal income tax refunds as a result of the carryback provisions of the CARES Act and our ability to utilize Alternative Minimum Tax Credits.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.” in Item 1A, Risk Factors of our 2020 Annual Report.
Stock-based Compensation
During the three months ended March 31, 2021, we granted 693,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result our unrecognized stock-based compensation expense increased from $12.1 million at December 31, 2020 to $26.1 million at March 31, 2021 and we anticipate our stock-based compensation expense to increase over the next three years.

Backlog and Awarded Projects
The following table presents our backlog:

	As of March 31,
(In Thousands)	2021	2020
Project Backlog
Fully-contracted backlog	$787,815	$1,049,915
Awarded, not yet signed customer contracts	1,521,160	1,130,300
Total project backlog	$2,308,975	$2,180,215
12-month project backlog	$607,000	$514,440

O&M Backlog
Fully-contracted backlog	$1,126,895	$1,131,730
12-month O&M backlog	$64,360	$60,490
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
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2020 Annual Report.
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1,103.4 million and $658.6 million as of March 31, 2021 and 2020, respectively.

Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2021		2020		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$252,202	100.0%	$212,413	100.0%	$39,789	18.7%
Cost of revenues	205,293	81.4%	173,967	81.9%	31,326	18.0%
Gross profit	46,909	18.6%	38,446	18.1%	8,463	22.0%
Selling, general and administrative expenses	28,601	11.3%	28,924	13.6%	(323)	(1.1)%
Operating income	18,308	7.3%	9,522	4.5%	8,786	92.3%
Other expenses, net	3,672	1.5%	5,389	2.5%	(1,717)	(31.9)%
Income before income taxes	14,636	5.8%	4,133	1.9%	10,503	254.1%
Income tax provision (benefit)	2,205	0.9%	(2,503)	(1.2)%	4,708	(188.1)%
Net income	12,431	4.9%	6,636	3.1%	$5,795	87.3%
Net income attributable to redeemable non-controlling interest	(1,257)	(0.5)%	(435)	(0.2)%	$(822)	189.0%
Net income attributable to common shareholders	$11,174	4.4%	$6,201	2.9%	$4,973	80.2%
Our results of operations for the three months ended March 31, 2021 reflect year-over-year growth in terms of revenues, operating income, and net income attributable to common shareholders. Our strong operating results were due to the following:
•Revenue: total revenues increased primarily due to a $36.3 million, or 25%, increase in our project revenue attributed to strong execution of our contracted backlog and accelerated timing of certain approvals and progress on customized equipment, and a $5.1 million, or 18%, increase in our energy asset revenue attributed to increased production levels and favorable pricing on renewable identification numbers (“RINs”) generated from certain non-solar distributed generation assets in operation, partially offset by a $2.3 million, or 20%, decrease in our integrated-PV revenue resulting from unfavorable weather conditions.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. The increase in gross profit as a percentage of revenue is primarily due to a higher proportion of higher margin energy asset revenue as part of the revenue mix.
•Selling, General and Administrative Expenses: the decrease is primarily due to lower travel expenses of $0.5 million, primarily as a result of continued COVID-19 related restrictions, lower IT and telecommunications of $0.3 million, and lower net salaries and benefits of $0.1 million, partially offset by increases in professional fees of $0.4 and insurance of $0.2 million.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of deferred financing costs and certain government incentives. Other expenses, net decreased due to lower interest expenses of $1.7 million related to a net $14.7 million decrease in debt as we used a portion of the net proceeds from our equity offering to pay off the revolver balance on our senior secured credit facility.
•Income before Income Taxes: the increase is due to reasons described above.
•Income Tax Provision (Benefit): the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was higher in 2021 as compared to 2020 primarily due to generally higher forecasted pretax income in the U.S. in 2021 and the inclusion in 2020 of a discrete tax rate benefit associated with net operating loss carrybacks made possible by the passing of the CARES Act on March 27, 2020.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to reasons described above. Basic earnings per share for 2021 was $0.23, an increase of $0.10 per share compared to the same period of 2020. Diluted earnings per share for 2021 was $0.22, an increase of $0.09 per share compared to last year. The equity offering in March 2021 increased the weighted average shares outstanding by approximately 685,000, which did not materially impact earnings per share this quarter. Earnings per share in future quarters, however, may be impacted because the weighted average shares outstanding in those quarters will reflect the full 2,875,000 shares sold.

Business Segment Analysis
Our reportable segments for the three months ended March 31, 2021 are U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“Non-Solar DG”). We changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been restated for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 16 “Business Segment Information” for additional information about our segments.
Revenues

	Three Months Ended March 31,		Year-Over-Year Change
(In Thousands)	2021	2020	Dollar Change	% Change
U.S. Regions	$85,273	$85,840	$(567)	(0.7)%
U.S. Federal	102,214	68,745	33,469	48.7
Canada	11,643	11,392	251	2.2
Non-Solar DG	30,368	22,724	7,644	33.6
All Other	22,704	23,712	(1,008)	(4.3)
Total revenues	$252,202	$212,413	$39,789	18.7%
•U.S. Regions: the decrease is primarily due to a decrease in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year.
•U.S. Federal: the increase is primarily due to an increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects which benefited from accelerated timing of certain approvals and progress on customized equipment.
•Canada: the increase is primarily due to fluctuations in foreign exchange rates. Excluding the impact of foreign exchange, revenue would have been lower, primarily due to a decrease in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year.
•Non-Solar DG: the increase is primarily attributed to increased production levels and favorable pricing on RINs generated from certain non-solar distributed generation assets in operation.
•All Other: the decrease is primarily due to a decrease in integrated-PV and other revenues which is a result of weakened sales to our oil and gas customers attributed to unfavorable weather conditions, partially offset by an increase in project revenues related to an increase in volume and progression of certain active projects.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended March 31,		Year-Over-Year Change
(In Thousands)	2021	2020	Dollar Change	% Change
U.S. Regions	$3,510	$4,038	$(528)	(13.1)%
U.S. Federal	12,030	7,094	4,936	69.6
Canada	(85)	(221)	136	(61.5)
Non-Solar DG	8,628	1,669	6,959	417.0
All Other	1,713	1,870	(157)	(8.4)
Unallocated corporate activity	(11,160)	(10,317)	$(843)	8.2
Income before taxes	$14,636	$4,133	$10,503	254.1%
•U.S. Regions: the decrease is primarily due to the decrease in revenues described above, a higher proportion of lower margin projects as part of the revenue mix, partially offset by lower operating expenses.
•U.S. Federal: the increase is due to the increase in revenues described above.
•Canada: the increase is primarily due to the changes in revenue described above.
•Non-Solar DG: the increase is primarily due to the increase in revenue described above, lower project developments costs of $0.3 million and gains recognized on interest rate swap derivatives.

•All Other: the decrease is due to lower revenues noted above, an increase in interest expense and unfavorable foreign currency transactions.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher salaries and benefit costs, higher professional fees and increased insurance costs.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, and various forms of other debt. In addition, in March 2021, we completed an underwritten public offering of 2,875,000 shares of our Class A Common Stock, for total net proceeds of $120.2 million. See below, Note 7 “Debt and Financing Lease Liabilities”, and Note 14 “Equity and Earnings per Share” for additional information.
Working capital requirements, which can be susceptible to fluctuations during the year due to seasonal demands, generally result from revenue growth, our solar equipment purchase patterns, the timing of funding under various contracts, and payment terms for receivables and payables.
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund time to time
•capital investment in current and future energy assets
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through at least May 2022 and thereafter. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.
Sources of Liquidity
On March 9, 2021, we closed on an underwritten public offering of 2,500,000 shares of our Class A Common Stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104.5 million, after deducting offering costs. On March 15, 2021, we closed on the underwriters’ option to purchase 375,000 additional shares of Class A common stock from us, resulting in net proceeds of $15.8 million, after deducting offering costs. In the offering, selling shareholders sold 805,000 shares of our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders. We used $80.0 million of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility. We intend to use the remaining proceeds for general corporate purposes, including potential tack on acquisitions, working capital and capital expenditures. As of March 31, 2021, we had funds of $101.2 million available under our senior secured revolving credit facility.
During the three months ended March 31, 2021, a lender increased its commitment by the remaining $15.0 million available under a term loan and we received net proceeds of $14.8 million. The quarterly payments consist of $1.25 million in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. The balance of this term loan as of March 31, 2021 was $48,547.
During the three months ended March 31, 2021, we also closed on $14.0 million in funding for four additional projects under a construction revolver and drew on an additional $0.7 million for an existing project. The balance of this construction revolver as of March 31, 2021 was $29.5 million and funds of $70.1 million are available for borrowing under this facility.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In Thousands)	2021	2020	$ Change
Cash flows from operating activities	$(38,724)	$(51,640)	$12,916
Cash flows from investing activities	(56,479)	(29,348)	$(27,131)
Cash flows from financing activities	112,383	83,929	$28,454
Effect of exchange rate changes on cash	330	(509)	$839
Total net cash flows	$17,510	$2,432	$15,078
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
Cash Flows from Operating Activities
Our cash flows from operating activities improved from last year primarily due to higher net income of $12.4 million and non-cash items totaling $13.2 million in 2021 compared to $6.6 million and non-cash items totaling $10.2 million in 2020, as well as improved accounts receivable collections. We also received a federal income tax refund of approximately $4.0 million as a result of the CARES Act which permitted us to carry our 2018 operating loss back to previous years and utilize Alternative Minimum Tax Credits. These factors were partially offset by an increase of $66.0 million in Federal ESPC receivables, compared to $39.9 million in 2020, which is consistent with the increase in our U.S. Federal revenues. The Federal ESPC operating cash flows only reflect the ESPC expenditure outflows and do not reflect any inflows from the corresponding contract revenues, which are recorded as cash inflows from financing activities due to the timing of the receipt of cash related to the assignment of the ESPC receivables to the third-party investors.
Cash Flows from Investing Activities
During the three months ended March 31, 2021 we invested $55.8 million in purchases of energy assets compared to $28.5 million in 2020.
We currently plan to invest approximately $165 million to $215 million in additional capital expenditures during the remainder of 2021, principally for the construction or acquisition of new renewable energy plants, the majority of which will be funded with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing in 2021 were net proceeds from our equity offering of $120.2 million, net proceeds from Federal ESPC projects and energy assets of $33.5 million and net proceeds from long-term debt financings of $30.8 million, partially offset by net payments on our senior secured revolving credit facility of $53.1 million and payments on long-term debt of $19.1 million.
Our primary sources of financing in 2020 were proceeds received from Federal ESPC projects and energy assets of $62.7 million, net proceeds from our senior secured credit facility of $31.0 million, partially offset by payments on long-term debt of $12.0 million.
We currently plan additional project financings of approximately $120 million to $170 million during the remainder of 2021 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of March 31, 2021 and we believe our current tax reserves are adequate to cover all known tax uncertainties. We are evaluating The American Rescue Plan Act of 2021 passed into law on March 11, 2021 and at this time do not believe it will have a material impact on our accounting for income taxes.
Other than as noted above, there have been no material changes in our critical accounting estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for updates to critical accounting policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2020 Annual Report.

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

Item 1A. Risk Factors
As of March 31, 2021, there have been no material changes to the risk factors described in Item 1A to our 2020 Annual Report.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended March 31, 2021.
Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of March 31, 2021, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	May 5, 2021	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)