Form 10-Q
period 2021-06-30
Ameresco, Inc.
filed 2021-08-03
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of July 30, 2021
Class A Common Stock, $0.0001 par value per share	AMRC	33,388,508
Class B Common Stock, $0.0001 par value per share		18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6. Exhibits	38
Signatures	39

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$58,807	$66,422
Restricted cash (1)	23,672	22,063
Accounts receivable, net of allowance of $2,311 and $2,266, respectively (1)	115,462	125,010
Accounts receivable retainage, net	36,485	30,189
Costs and estimated earnings in excess of billings (1)	195,027	185,960
Inventory, net	8,798	8,575
Prepaid expenses and other current assets (1)	25,389	26,854
Income tax receivable	5,688	9,803
Project development costs	14,508	15,839
Total current assets (1)	483,836	490,715
Federal ESPC receivable	512,737	396,725
Property and equipment, net (1)	8,826	8,982
Energy assets, net (1)	798,609	729,378
Deferred income tax assets, net	3,972	3,864
Goodwill, net	58,901	58,714
Intangible assets, net	769	927
Operating lease assets (1)	40,608	39,151
Restricted cash, non-current portion (1)	11,363	10,352
Other assets (1)	19,069	15,307
Total assets (1)	$1,938,690	$1,754,115
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$79,778	$69,362
Accounts payable (1)	193,373	230,916
Accrued expenses and other current liabilities (1)	40,108	41,748
Current portions of operating lease liabilities (1)	5,995	6,106
Billings in excess of cost and estimated earnings	26,561	33,984
Income taxes payable	—	981
Total current liabilities (1)	345,815	383,097
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	305,351	311,674
Federal ESPC liabilities	506,680	440,223
Deferred income taxes, net	7,159	6,227
Deferred grant income	8,075	8,271
Long-term operating lease liabilities, net of current portion (1)	36,731	35,300
Other liabilities (1)	37,300	37,660
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	46,003	38,850
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2021 and December 31, 2020 of $155,878 and $162,198, respectively. Includes non-recourse liabilities of consolidated VIEs at June 30, 2021 and December 31, 2020 of $32,318 and $33,335, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	June 30, 2021	December 31, 2020
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 35,484,126 shares issued and 33,382,331 shares outstanding at June 30, 2021, 32,326,449 shares issued and 30,224,654 shares outstanding at December 31, 2020	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	270,955	145,496
Retained earnings	393,158	368,390
Accumulated other comprehensive loss, net	(6,754)	(9,290)
Treasury stock, at cost, 2,101,795 shares at June 30, 2021 and December 31, 2020	(11,788)	(11,788)
Total stockholders’ equity	645,576	492,813
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,938,690	$1,754,115

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$273,920	$223,036	$526,122	$435,449
Cost of revenues	220,598	183,528	425,891	357,495
Gross profit	53,322	39,508	100,231	77,954
Selling, general and administrative expenses	31,882	26,620	60,483	55,544
Operating income	21,440	12,888	39,748	22,410
Other expenses, net	5,450	4,052	9,122	9,441
Income before income taxes	15,990	8,836	30,626	12,969
Income tax (benefit) provision	(1,896)	—	309	(2,503)
Net income	17,886	8,836	30,317	15,472
Net income attributable to redeemable non-controlling interests	(4,231)	(4,471)	(5,488)	(4,906)
Net income attributable to common shareholders	$13,655	$4,365	$24,829	$10,566

Net income per share attributable to common shareholders:
Basic	$0.27	$0.09	$0.49	$0.22
Diluted	$0.26	$0.09	$0.48	$0.22
Weighted average common shares outstanding:
Basic	51,315	47,488	50,158	47,500
Diluted	52,570	48,519	51,475	48,571

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$17,886	$8,836
Other comprehensive income (loss):
Unrealized loss from interest rate hedges, net of tax effect of $(188) and $(221)	(472)	(585)
Foreign currency translation adjustments	477	682
Total other comprehensive income	5	97
Comprehensive income	17,891	8,933

Comprehensive income attributable to redeemable non-controlling interests	(4,231)	(4,471)
Comprehensive income attributable to common shareholders	$13,660	$4,462

	Six Months Ended June 30,
	2021	2020
Net income	$30,317	$15,472
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $531 and $(1,408)	1,645	(4,050)
Foreign currency translation adjustments	891	(1,630)
Total other comprehensive income (loss)	2,536	(5,680)
Comprehensive income	32,853	9,792

Comprehensive income attributable to redeemable non-controlling interests	(5,488)	(4,906)
Comprehensive income attributable to common shareholders	$27,365	$4,886

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2021 and 2020
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, March 31, 2020	$31,939	29,510,161	$3	18,000,000	$2	$136,591	$320,660	$(13,291)	2,101,795	$(11,788)	$432,177
Exercise of stock options	—	179,639	—	—	—	2,164	—	—	—	—	2,164
Stock-based compensation expense	—	—	—	—	—	430	—	—	—	—	430
Employee stock purchase plan	—	28,302	—	—	—	440	—	—	—	—	440
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(585)	—	—	(585)
Foreign currency translation adjustment	—	—	—	—	—	—	—	682	—	—	682
Contributions from redeemable non-controlling interests	488	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(595)	—	—	—	—	—	—	—	—	—	—
Net income	4,471	—	—	—	—	—	4,365	—	—	—	4,365
Balance, June 30, 2020	$36,303	29,718,102	$3	18,000,000	$2	$139,625	$325,025	$(13,194)	2,101,795	$(11,788)	$439,673

Balance, March 31, 2021	$39,668	33,265,925	$3	18,000,000	$2	$267,864	$379,533	$(6,759)	2,101,795	$(11,788)	$628,855
Equity offering costs	—	—	—	—	—	(135)	—	—	—	—	(135)
Exercise of stock options	—	101,109	—	—	—	1,225	—	—	—	—	1,225
Stock-based compensation expense	—	—	—	—	—	1,349	—	—	—	—	1,349
Employee stock purchase plan	—	15,297	—	—	—	652	—	—	—	—	652
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(472)	—	—	(472)
Foreign currency translation adjustment	—	—	—	—	—	—	—	477	—	—	477
Contributions from redeemable non-controlling interests, net of tax equity financing fees	2,269	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(195)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	30	—	—	—	—	—	(30)	—	—	—	(30)
Net income	4,231	—	—	—	—	—	13,655	—	—	—	13,655
Balance, June 30, 2021	$46,003	33,382,331	$3	18,000,000	$2	$270,955	$393,158	$(6,754)	2,101,795	$(11,788)	$645,576

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2021 and 2020
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	$133,688	$314,459	$(7,514)	2,101,340	$(11,782)	$428,856
Exercise of stock options	—	460,250	—	—	—	4,638	—	—	—	—	4,638
Stock-based compensation expense	—	—	—	—	—	859	—	—	—	—	859
Employee stock purchase plan	—	28,302	—	—	—	440	—	—	—	—	440
Open market purchase of common shares	—	(455)	—	—	—	—	—	—	455	(6)	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(4,050)	—	—	(4,050)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,630)	—	—	(1,630)
Contributions from redeemable non-controlling interests	488	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(707)	—	—	—	—	—	—	—	—	—	—
Net income	4,906	—	—	—	—	—	10,566	—	—	—	10,566
Balance, June 30, 2020	$36,303	29,718,102	$3	18,000,000	$2	$139,625	$325,025	$(13,194)	2,101,795	$(11,788)	$439,673

Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	$(9,290)	2,101,795	$(11,788)	$492,813
Equity offering of common stock, net of offering costs of $6,419	—	2,875,000	—	—	—	120,081	—	—	—	—	120,081
Exercise of stock options	—	267,380	—	—	—	2,611	—	—	—	—	2,611
Stock-based compensation expense	—	—	—	—	—	2,115	—	—	—	—	2,115
Employee stock purchase plan	—	15,297	—	—	—	652	—	—	—	—	652
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	1,645	—	—	1,645
Foreign currency translation adjustment	—	—	—	—	—	—	—	891	—	—	891
Contributions from redeemable non-controlling interests, net of tax equity financing fees	2,252	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(648)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	61	—	—	—	—	—	(61)	—	—	—	(61)
Net income	5,488	—	—	—	—	—	24,829	—	—	—	24,829
Balance, June 30, 2021	$46,003	33,382,331	$3	18,000,000	$2	$270,955	$393,158	$(6,754)	2,101,795	$(11,788)	$645,576

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$30,317	$15,472
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets, net	20,136	18,949
Depreciation of property and equipment	1,637	1,659
Accretion of ARO liabilities	57	43
Amortization of debt discount and debt issuance costs	1,477	1,176
Amortization of intangible assets	161	356
Provision for (recoveries of) bad debts	6	(80)
Net loss from derivatives	1,225	517
Stock-based compensation expense	2,115	859
Deferred income taxes	335	4,619
Unrealized foreign exchange (gain) loss	(32)	201
Changes in operating assets and liabilities:
Accounts receivable	15,230	12,125
Accounts receivable retainage	(6,211)	(2,222)
Federal ESPC receivable	(125,146)	(89,761)
Inventory, net	(224)	235
Costs and estimated earnings in excess of billings	(8,893)	6,410
Prepaid expenses and other current assets	2,445	1,857
Project development costs	760	(2,758)
Other assets	(3,691)	516
Accounts payable, accrued expenses and other current liabilities	(22,941)	(45,256)
Billings in excess of cost and estimated earnings	(8,174)	8,569
Other liabilities	(207)	316
Income taxes payable	3,135	(7,396)
Cash flows from operating activities	(96,483)	(73,594)
Cash flows from investing activities:
Purchases of property and equipment	(1,484)	(1,355)
Capital investment in energy assets	(104,267)	(77,218)
Contributions to equity investment	—	(127)
Cash flows from investing activities	(105,751)	(78,700)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$120,081	$—
Payments of financing fees	(1,162)	(2,198)
Proceeds from exercises of options and ESPP	3,263	5,078
Repurchase of common stock	—	(6)
(Payments on) proceeds from senior secured credit facility, net	(28,073)	16,000
Proceeds from long-term debt financings	64,854	14,232
Proceeds from Federal ESPC projects	70,159	133,598
(Payments on) proceeds for energy assets from Federal ESPC	(117)	1,488
Proceeds from redeemable non-controlling interests, net	1,583	74
Payments on long-term debt	(33,664)	(25,860)
Cash flows from financing activities	196,924	142,406
Effect of exchange rate changes on cash	315	(457)
Net decrease in cash, cash equivalents, and restricted cash	(4,995)	(10,345)
Cash, cash equivalents, and restricted cash, beginning of period	98,837	77,264
Cash, cash equivalents, and restricted cash, end of period	$93,842	$66,919

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,097	$10,499
Cash paid for income taxes	$1,213	$382
Non-cash Federal ESPC settlement	$4,027	$43,368
Accrued purchases of energy assets	$28,070	$35,705

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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results which may be expected for the full year. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our annual report on Form 10-K (“2020 Annual Report” or “2020 Form 10-K”) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 2, 2021.
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Significant Risks and Uncertainties
We considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on our results of operations for the six months ended June 30, 2021 or 2020. Our results of future operations and liquidity could be adversely impacted by a number of factors associated with the COVID-19 pandemic, including payments of outstanding receivable amounts beyond normal payment terms, delays in obtaining signed customer contracts for awarded projects, supply chain disruptions and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact our financial condition, liquidity, or results of operations in the future is uncertain.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2020 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	June 30, 2021	June 30, 2020
Allowance for credit losses, beginning of period	$2,266	$2,260
Charges (recoveries) to costs and expenses, net	6	(80)
Account write-offs and other	39	(192)
Allowance for credit losses, end of period	$2,311	$1,988

Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification (“ASC”) 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for our fiscal year beginning after December 15, 2020. We adopted this guidance as of January 1, 2021 and the adoption did not have an impact on our condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
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
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We adopted this guidance as of January 1, 2021 and the adoption did not have an impact on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and six months ended June 30, 2021 were U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“Non-Solar DG”). On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$92,601	$77,075	$7,307	$9,241	$10,031	$196,255
O&M revenue	5,303	11,742	—	2,462	89	19,596
Energy assets	10,046	1,371	1,571	23,852	101	36,941
Integrated-PV	—	—	—	—	10,721	10,721
Other	1,520	12	1,996	16	6,863	10,407
Total revenues	$109,470	$90,200	$10,874	$35,571	$27,805	$273,920

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2020:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$76,040	$72,220	$6,167	$3,004	$2,499	$159,930
O&M revenue	4,283	10,755	17	2,120	133	17,308
Energy assets	8,080	1,505	1,344	17,820	—	28,749
Integrated-PV	—	—	—	—	8,530	8,530
Other	1,171	11	1,507	185	5,645	8,519
Total revenues	$89,574	$84,491	$9,035	$23,129	$16,807	$223,036
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$163,759	$167,164	$16,308	$13,895	$15,822	$376,948
O&M revenue	9,613	23,182	26	5,099	160	38,080
Energy assets	18,856	2,035	2,318	46,783	236	70,228
Integrated-PV	—	—	—	—	19,875	19,875
Other	2,515	33	3,865	162	14,416	20,991
Total revenues	$194,743	$192,414	$22,517	$65,939	$50,509	$526,122
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2020:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$147,533	$128,334	$15,031	$5,375	$8,086	$304,359
O&M revenue	8,635	22,381	26	4,135	193	35,370
Energy assets	16,934	2,224	2,007	35,806	—	56,971
Integrated-PV	—	—	—	—	19,999	19,999
Other	2,312	297	3,363	537	12,241	18,750
Total revenues	$175,414	$153,236	$20,427	$45,853	$40,519	$435,449
The following table presents information related to our revenue recognized over time:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Percentage of revenue recognized over time	94%	94%	94%	93%
The remainder is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$252,536	$211,218	$486,545	$407,157
Canada	9,973	8,458	20,826	19,011
Other	11,411	3,360	18,751	9,281
Total revenues	$273,920	$223,036	$526,122	$435,449

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2021	December 31, 2020
Accounts receivable, net	$115,462	$125,010
Accounts receivable retainage, net	$36,485	$30,189

Contract Assets:
Costs and estimated earnings in excess of billings	$195,027	$185,960

Contract Liabilities:
Billings in excess of cost and estimated earnings	$26,561	$33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,082	6,631
Total contract liabilities	$32,643	$40,615

	June 30, 2020	December 31, 2019
Accounts receivable, net	$86,017	$95,863
Accounts receivable retainage, net	$19,119	$16,976

Contract Assets:
Costs and estimated earnings in excess of billings	$195,391	$202,243

Contract Liabilities:
Billings in excess of cost and estimated earnings	$34,896	$26,618
Billings in excess of cost and estimated earnings, non-current (1)	5,035	5,560
Total contract liabilities	$39,931	$32,178

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the six months ended June 30, 2021 was primarily due to revenue recognized of $277,960 offset by billings of $288,012. Contract assets also increased due to reclassifications from contract liabilities as a result of timing of customer payments. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the six months ended June 30, 2021, we recognized revenue of $98,570 that was previously included in the beginning balance of contract liabilities and billed customers $70,884. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The decrease in contract assets for the six months ended June 30, 2020 was primarily due to billings of approximately $285,036, partially offset by revenue recognized of $276,492. The increase in contract liabilities was primarily driven by the receipt of advance payment from customers, and related billings, exceeding increases from the recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2020, we billed customers $50,697 and recognized revenue of $44,446 that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.

Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At June 30, 2021, we had backlog of $1,902,420 of which approximately 35% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Project Development Costs
Project development costs of $2,128 and $1,543 were included in other long-term assets in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. Project development costs of $3,109 and $4,258 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended June 30, 2021 and 2020, respectively. Project development costs of $5,094 and $5,865 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the six months ended June 30, 2021 and 2020, respectively.
No impairment charges in connection with our capitalized commission costs or project development costs were recorded during the six months ended June 30, 2021 and 2020.
4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment was as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2020	$26,705	$3,981	$3,441	$—	$24,587	$58,714
Currency effects	—	—	96	—	91	187
Balance, June 30, 2021	$26,705	$3,981	$3,537	$—	$24,678	$58,901
Definite-lived intangible assets, net consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Gross carrying amount	$27,378	27,240
Accumulated amortization	26,609	26,313
Intangible assets, net	$769	$927
The table below sets forth amortization expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Asset type	Location	2021	2020	2021	2020
Customer contracts	Cost of revenues	$—	$22	$—	$45
All other intangible assets	Selling, general and administrative expenses	81	158	161	311
Total amortization expense		$81	$180	$161	$356

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
5. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	June 30, 2021	December 31, 2020
Energy assets (1)	$1,044,288	$954,426
Less - accumulated depreciation and amortization	(245,679)	(225,048)
Energy assets, net	$798,609	$729,378

(1) Includes financing lease assets (see Note 6), capitalized interest and ARO assets (see tables below).
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2021	2020	2021	2020
Cost of revenues (2)	$10,450	$9,650	$20,136	$18,949

(2) Includes depreciation and amortization on financing lease assets (see Note 6).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capitalized interest	$1,288	$912	$3,526	$1,774

The following tables sets forth information related to our Asset Retirement Obligations (“ARO”) assets and ARO liabilities:

	Location	June 30, 2021	December 31, 2020
ARO assets, net	Energy assets, net	$2,004	$1,468

ARO liabilities, current	Accrued expenses and other current liabilities	$6	$86
ARO liabilities, non-current	Other liabilities	2,284	1,561
Total ARO liabilities		$2,290	$1,647

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense of ARO assets	$30	$19	$53	$38
Accretion expense of ARO liabilities	$33	$22	$57	$43

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
6. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease assets	$40,608	$39,151

Current portions of operating lease liabilities	$5,995	$6,106
Long-term portions of operating lease liabilities	36,731	35,300
Total operating lease liabilities	$42,726	$41,406
Weighted-average remaining lease term	13 years	12 years
Weighted-average discount rate	5.79%	5.94%

Financing Leases:
Energy assets	$32,940	$34,005

Current portions of financing lease liabilities	$3,796	$4,273
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	17,617	19,227
Total financing lease liabilities	$21,413	$23,500
Weighted-average remaining lease term	16 years	16 years
Weighted-average discount rate	12.04%	11.94%
The costs related to our leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Leases:
Operating lease costs	$2,187	$2,106	$4,340	$3,932

Financing Leases:
Amortization expense	533	532	1,065	1,064
Interest on lease liabilities	666	726	1,324	1,559

Total lease costs	$3,386	$3,364	$6,729	$6,555

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,355	$3,861
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,961	$4,838
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2021	$4,116	$3,485
2022	8,098	5,178
2023	6,659	3,676
2024	5,516	2,565
2025	4,488	2,213
Thereafter	32,721	21,866
Total minimum lease payments	61,598	38,983
Less: interest	18,872	17,570
Present value of lease liabilities	$42,726	$21,413
We have a future lease commitment for a certain ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $3,000 as of June 30, 2021 and relates to a one-time payment due when specific criteria are met, which we estimate will be during the three months ended September 30, 2021.
Sale-leasebacks
We entered into a fifth amendment dated March 22, 2021 to our August 2018 agreement for a long-term financing facility and increased the maximum funding amount from $150,000 up to $350,000 and extended the end date of the agreement from May 23, 2021 to March 31, 2022. We sold and leased back two energy assets for $26,820 in cash under this facility during the six months ended June 30, 2021. As of June 30, 2021, approximately $284,885 remained available under this lending commitment. These transactions are accounted for as failed sales and are classified as long-term financing facilities. See Note 7 for additional information.
In July 2021, we entered into an amendment to our December 2020 long-term financing facility which increased our maximum commitment from $4,500 to $23,559 and extended the end date of the agreement to December 31, 2021.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 for the three months ended June 30, 2021 and 2020 and $114 and $112 for the six months ended June 30, 2021 and 2020, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities comprised of the following:

	June 30, 2021	December 31, 2020
Senior secured revolving credit facility (1)	$25,000	$53,073
Senior secured term loan	55,250	57,688
Non-recourse term loans	197,959	198,124
Non-recourse construction revolvers	40,163	26,758
Long-term financing facilities (2)	55,472	32,618
Financing lease liabilities (3)	21,413	23,500
Total debt and financing lease liabilities	395,257	391,761
Less: current maturities	79,778	69,362
Less: unamortized discount and debt issuance costs	10,128	10,725
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$305,351	$311,674

(1) At June 30, 2021, funds of $141,241 were available for borrowing under this facility.
(2) These facilities are sale-leaseback arrangements and are accounted for as failed sales. See Note 6 for additional disclosures.
(3) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 6 for additional disclosures.

Senior Secured Revolving Credit Facility
On June 22, 2021, we entered into the second amendment to the fourth amended and restated bank credit facility we have syndicated with three banks, which increased the amount of the revolving commitment by the lenders under the credit facility by $65,000 and included the following amendments:
•increased the aggregate amount of the revolving commitments from $115,000 to $180,000 through the existing June 28, 2024 maturity date,
•increased the total funded debt to EBITDA covenant ratio from a maximum of 3.25 to 3.50, and
•decreased the Eurocurrency rate floor from 1% to 0%.
We accounted for this amendment as a modification and at closing we incurred $78 in lender fees which were reflected as debt discount. The unamortized debt discount and issuance costs are being amortized over the remaining term of the agreement.
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
During the six months ended June 30, 2021, the lender increased its commitment by the remaining $15,000 and we received net proceeds of $14,848. The quarterly payments consist of $1,250 in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. We accounted for this amendment as a modification and at closing we incurred $150 in lender fees which were reflected as debt discount and $2 in third-party fees which were expensed in selling, general and administrative expenses during the six months ended June 30, 2021. The unamortized debt discount and issuance costs from the October 2020 loan modification are being amortized over the remaining term of the agreement. The balance of the loan outstanding as of June 30, 2021 was $46,988, net of unamortized debt discount and issuance costs.
Construction Revolvers
In June 2020, we entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects. In March 2021, we entered into a third amendment to this agreement to

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
extend this facility from May 2021 to March 2022. All remaining unpaid amounts outstanding under the facility are due at that time.
During the six months ended June 30, 2021, we closed on $14,013 in funding for four additional projects under this facility and drew down an additional $5,117 for existing projects. The balance of this construction revolver as of June 30, 2021 was $33,977, net of unamortized debt issuance costs and funds of $65,693 were available for borrowing under this facility.
We also have funds of $24,145 available for borrowing under our July 2020 construction revolver. In July 2021, two projects financed under this revolver failed to achieve commercial operations date (“COD”) on a timely basis; however, we received a limited waiver and an extension of COD for both projects from our lender, which cured the resulting event of default retroactively.

July 2021 Term Loan
On July 27, 2021, we entered into a $44,748 non-recourse solar debt financing with a group of lenders. The financing consists of a 25-year 3.25% fixed rate term loan of $40,683, a 9-year $4,065 floating rate term loan and additional funding available of up to $60,000.
8. INCOME TAXES
We recorded a benefit for income taxes of $(1,896) and $— for the three months ended June 30, 2021 and 2020, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 11.9% for the three months ended June 30, 2021, compared to a 0.0% of estimated effective annualized tax rate for the three months ended June 30, 2020.
We recorded a provision (benefit) for income taxes of $309 and $(2,503) for the six months ended June 30, 2021 and 2020, respectively. The estimated effective annualized tax rate impacted by the period discrete items is 1.0% for the six months ended June 30, 2021, compared to a benefit of 19.3% of estimated effective annualized tax rate for the six months ended June 30, 2020.
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
Under GAAP accounting rules deferred taxes are shown on a net basis in the consolidated financial statements based on taxing jurisdiction. Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the accompanying condensed consolidated balance sheets.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2020	$600
Additions for prior year tax positions	200
Balance, June 30, 2021	$800
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $400 at June 30, 2021 and $190 at December 31, 2020 (net of the federal benefit on state amounts).
We presented all deferred tax assets and liabilities as noncurrent, net liabilities on our condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
9. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” A mediation was held in January 2021, at which time we made an offer to settle the case, in an amount which we believe would be covered by our insurance. The trial has been set for April 2022 and both parties are taking discovery. Although the customer rejected our offer, both parties have agreed to continue to negotiate a settlement. We believe that it is probable that a loss will be incurred and, therefore, have accrued a reasonable estimate of the loss, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. In addition, we accrued a loss recovery from insurance proceeds as we believe the receipt of such proceeds is probable. The loss recovery accrual is included in prepaid expenses and other current assets in our consolidated balance sheets as of June 30, 2021 and December 31, 2020. There were no changes to our estimate during the six months ended June 30, 2021.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitment as a Result of an Acquisition
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 5 years from the acquisition date. The fair value was $678 as of June 30, 2021 and December 31, 2020 and is included in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	June 30, 2021	December 31, 2020
Assets:
Interest rate swap instruments	2	$743	$2
Commodity swap instruments	2	—	363
Total assets		$743	$365
Liabilities:
Interest rate swap instruments	2	$7,859	$10,073
Commodity swap instruments	2	1,135	—
Make-whole provisions	2	1,247	412
Contingent consideration	3	678	678
Total liabilities		$10,919	$11,163

The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of June 30, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$367,427	$363,716	$363,460	$357,536
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the six months ended June 30, 2021 and the year ended December 31, 2020.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of June 30, 2021 or December 31, 2020.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		June 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$7,818	$9,994
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$743	$2
Interest rate swap contracts	Other liabilities	$41	$79
Commodity swap contracts	Other assets	$—	$363
Commodity swap contracts	Other liabilities	$1,135	$—
Make-whole provisions	Other liabilities	$1,247	$412
As of June 30, 2021 and December 31, 2020, all but four of our freestanding derivatives were designated as hedging instruments.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income
	Location of (Gain) Loss Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$522	$306	$1,045	$405
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$543	$(11)	$(779)	$(1)
Commodity swap contracts	Other expenses, net	$1,250	$95	1,498	47
Make-whole provisions	Other expenses, net	$(205)	$655	506	470
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(7,526)
Unrealized gain recognized in AOCI	600
Loss reclassified from AOCI to other expenses, net	1,045
Net gain on derivatives	1,645
Accumulated loss in AOCI at the end of the period	$(5,881)
The following tables present all of our active derivative instruments as of June 30, 2021:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	MMBtus	Not Designated

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$545
Make-whole provisions	Liability	August 2016	April 2031	$89
Make-whole provisions	Liability	April 2017	February 2034	$109
Make-whole provisions	Liability	November 2020	December 2027	$90
Make-whole provisions	Liability	October 2011	May 2028	$37
Make-whole provisions	Liability	May 2021	April 2045	$377
12. INVESTMENT FUNDS AND EQUITY METHOD INVESTMENTS
Investment Funds
The table below presents a summary of amounts related to our investment funds, which we determined meet the definition of a variable interest entity (“VIE”) as of:

	June 30,	December 31,
	2021(1)	2020(1)
Cash and cash equivalents	$5,351	$5,828
Restricted cash	373	3,185
Accounts receivable, net	817	834
Costs and estimated earnings in excess of billings	2,286	968
Prepaid expenses and other current assets	64	120
Total VIE current assets	8,891	10,935
Property and equipment, net	1,266	1,266
Energy assets, net	138,858	143,133
Operating lease assets	6,363	6,439
Restricted cash, non-current portion	383	331
Other assets	117	94
Total VIE assets	$155,878	$162,198
Current portions of long-term debt and financing lease liabilities	$2,221	$2,230
Accounts payable	179	311
Accrued expenses and other current liabilities	482	1,092
Current portions of operating lease liabilities	133	125
Total VIE current liabilities	3,015	3,758
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	22,261	22,822
Long-term operating lease liabilities, net of current portion	6,184	6,220
Other liabilities	858	535
Total VIE liabilities	$32,318	$33,335

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

			As of
			June 30, 2021	December 31, 2020
Equity method investments			$1,122	$1,189

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expense recognized	$41	$24	$103	$77

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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both June 30, 2021 and December 31, 2020 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
14. EQUITY AND EARNINGS PER SHARE
Equity Offering
On March 9, 2021, we closed on an underwritten public offering of 2,500 shares of our Class A common stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104,323, after deducting offering costs of $5,677. On March 15, 2021, we closed on the underwriters’ option to purchase 375 additional shares of Class A common stock from us, resulting in net proceeds of $15,758 after deducting offering costs of $742. We used $80,000 of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility.
In the offering, selling shareholders sold 805 shares our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$13,655	$4,365	$24,829	$10,566
Adjustment for accretion of tax equity financing fees	(30)	—	(61)	—
Income attributable to common shareholders	$13,625	$4,365	$24,768	$10,566
Denominator:
Basic weighted-average shares outstanding	51,315	47,488	50,158	47,500
Effect of dilutive securities:
Stock options	1,255	1,031	1,317	1,071
Diluted weighted-average shares outstanding	52,570	48,519	51,475	48,571
Net income per share attributable to common shareholders:
Basic	$0.27	$0.09	$0.49	$0.22
Diluted	$0.26	$0.09	$0.48	$0.22

Potentially dilutive shares (1)	1,718	1,450	1,423	1,388

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
15. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$1,349	$430	$2,115	$859
Our compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of June 30, 2021, there was $29,160 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
Stock Option Grants
During the six months ended June 30, 2021, we granted 911 common stock options to certain employees under our 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. We did not grant awards to individuals who were not either an employee or director of ours during the six months ended June 30, 2021 and 2020.
16. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and six months ended June 30, 2021 were U.S. Regions, U.S. Federal, Canada and Non-Solar DG. On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes.
Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services and the development and construction of small-scale plants that

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
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
The tables below presents our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended June 30, 2021
Revenues	$109,470	$90,200	$10,874	$35,571	$27,805	$273,920
Interest income	34	—	—	—	—	34
Interest expense	1,325	326	240	3,000	60	4,951
Depreciation and amortization of intangible assets	4,030	1,139	484	4,937	274	10,864
Unallocated corporate activity	—	—	—	—	—	(10,070)
Income before taxes, excluding unallocated corporate activity	7,379	11,082	751	5,093	1,755	26,060

Three Months Ended June 30, 2020
Revenues	$89,574	$84,491	$9,035	$23,129	$16,807	$223,036
Interest income	34	34	—	2	—	70
Interest expense	2,190	345	165	1,128	18	3,846
Depreciation and amortization of intangible assets	3,098	942	381	5,420	330	10,171
Unallocated corporate activity	—	—	—	—	—	(10,395)
Income before taxes, excluding unallocated corporate activity	5,202	9,945	516	2,906	662	19,231

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Six Months Ended June 30, 2021
Revenues	$194,743	$192,414	$22,517	$65,939	$50,509	$526,122
Interest income	68	2	—	—	—	70
Interest expense (1)	3,334	650	626	2,536	203	7,349
Depreciation and amortization of intangible assets	7,605	2,149	899	9,799	561	21,013
Unallocated corporate activity	—	—	—	—	—	(21,230)
Income before taxes, excluding unallocated corporate activity	10,889	23,112	666	13,721	3,468	51,856

Six Months Ended June 30, 2020
Revenues	$175,414	$153,236	$20,427	$45,853	$40,519	$435,449
Interest income	70	74	—	16	—	160
Interest expense (1)	3,671	1,091	337	2,173	33	7,305
Depreciation and amortization of intangible assets	5,960	1,959	772	10,707	607	20,005
Unallocated corporate activity	—	—	—	—	—	(20,712)
Income before taxes, excluding unallocated corporate activity	9,240	17,039	295	4,575	2,532	33,681

(1) Includes gains recognized on derivative instruments during the three months ended March 31, 2021 and 2020, which were offset by losses in the three months ended June 30, 2021 and 2020. See Note 11 for additional information.

See Note 3 for additional information about our revenues by product line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K (“2020 Annual Report”) for the year ended December 31, 2020 filed on March 2, 2021 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses; the impact of the ongoing COVID-19 pandemic; and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2020 Annual Report and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
Ameresco is a leading clean technology integrator with a comprehensive portfolio of energy efficiency and renewable energy supply solutions. We help organizations meet energy savings and energy management challenges with an integrated comprehensive approach to energy efficiency and renewable energy. Leveraging budget neutral solutions, including energy savings performance contracts (“ESPCs”) and power purchase agreements, we aim to eliminate the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
Drawing from decades of experience, Ameresco develops tailored energy management projects for its customers in the commercial, industrial, local, state and federal government, K-12 education, higher education, healthcare and public housing sectors.
We provide solutions primarily throughout North America and the U.K. and our revenues are derived principally from energy efficiency projects, which entail the design, engineering and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, the sale of solar PV energy products and systems which we refer to as integrated-PV, and consulting and enterprise energy management services.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach.

Key Factors and Trends
COVID-19 Update
Fiscal year 2020 was marked with unrivaled global challenges, including the public health and economic downturn caused by the COVID-19 pandemic. During the first half of 2020, after COVID-19 was declared a pandemic by the World Health Organization, we experienced some delays in our project award conversions and some construction slowdowns due to shelter-in-place restrictions; however, the opportunities to reduce emissions and limit the effects of climate change remained. We responded to the pandemic by ensuring the health and safety of our employees. We implemented a seamless transition to remote operations for many months, and, while following all CDC guidelines, continued front-line work at our essential facilities and the impact to our results of operations and liquidity for the year ended December 31, 2020 and continuing for the six months ended June 30, 2021 was not material.
Although the impact of COVID-19 on our results has not been material to date, the impact to our future results remains uncertain and will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and its impact on our customers.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the U.S. government enacted the CARES Act which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $4.5 million of employer payroll taxes otherwise due in 2020 has been delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permits net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). During the six months ended June 30, 2021, we received approximately $4.0 million in federal income tax refunds as a result of the carryback provisions of the CARES Act and our ability to utilize Alternative Minimum Tax Credits.
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
Stock-based Compensation
During the six months ended June 30, 2021, we granted 910,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result, our unrecognized stock-based compensation expense increased from $12.1 million at December 31, 2020 to $29.2 million at June 30, 2021 and we anticipate our stock-based compensation expense to increase over the next three years. See Note 15 “Stock-based Compensation” for additional information.

Backlog and Awarded Projects
The following table presents our backlog:

	As of June 30,
(In Thousands)	2021	2020
Project Backlog
Fully-contracted backlog	$781,190	$1,017,715
Awarded, not yet signed customer contracts	1,429,710	1,201,910
Total project backlog	$2,210,900	$2,219,625
12-month project backlog	$606,490	$612,400

O&M Backlog
Fully-contracted backlog	$1,121,230	$1,133,470
12-month O&M backlog	$67,010	$62,010
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1,126.3 million and $752.5 million as of June 30, 2021 and 2020, respectively.

Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,
	2021		2020		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$273,920	100.0%	$223,036	100.0%	$50,884	22.8%
Cost of revenues	220,598	80.5%	183,528	82.3%	37,070	20.2%
Gross profit	53,322	19.5%	39,508	17.7%	13,814	35.0%
Selling, general and administrative expenses	31,882	11.6%	26,620	11.9%	5,262	19.8%
Operating income	21,440	7.8%	12,888	5.8%	8,552	66.4%
Other expenses, net	5,450	2.0%	4,052	1.8%	1,398	34.5%
Income before income taxes	15,990	5.8%	8,836	4.0%	7,154	81.0%
Income tax benefit	(1,896)	(0.7)%	—	—%	(1,896)	(100.0)%
Net income	17,886	6.5%	8,836	4.0%	$9,050	102.4%
Net income attributable to redeemable non-controlling interest	(4,231)	(1.5)%	(4,471)	(2.0)%	240	5.4%
Net income attributable to common shareholders	$13,655	5.0%	$4,365	2.0%	$9,290	212.8%

	Six Months Ended June 30,
	2021		2020		Year-Over-Year Change
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$526,122	100.0%	$435,449	100.0%	$90,673	20.8%
Cost of revenues	425,891	80.9%	357,495	82.1%	68,396	19.1%
Gross profit	100,231	19.1%	77,954	17.9%	22,277	28.6%
Selling, general and administrative expenses	60,483	11.5%	55,544	12.8%	4,939	8.9%
Operating income	39,748	7.6%	22,410	5.1%	17,338	77.4%
Other expenses, net	9,122	1.7%	9,441	2.2%	(319)	(3.4)%
Income before provision from income taxes	30,626	5.8%	12,969	3.0%	17,657	136.1%
Income tax provision (benefit)	309	0.1%	(2,503)	(0.6)%	2,812	112.3%
Net income	30,317	5.8%	15,472	3.6%	$14,845	95.9%
Net income attributable to redeemable non-controlling interest	(5,488)	(1.0)%	(4,906)	(1.1)%	(582)	(11.9)%
Net income attributable to common shareholders	$24,829	4.7%	$10,566	2.4%	$14,263	135.0%
Our results of operations for the three and six months ended June 30, 2021 reflect year-over-year growth in terms of revenues, operating income, and net income attributable to common shareholders. All financial result comparisons made below are against the same prior year period unless otherwise noted.
Our strong operating results were due to the following:
•Revenues: total revenues for the three months ended June 30, 2021 increased over 2020 primarily due to a $36.3 million, or 23%, increase in our project revenue with contributions across a number of geographies and markets, and an $8.2 million, or 28% increase in our energy asset revenue attributed to the continued growth of our operating portfolio, strong renewable gas production and higher pricing on renewable identification numbers (“RINs”) generated from certain non-solar distributed generation assets in operation. Revenues for the six months ended June 30, 2021 increased over 2020 primarily due to a $72.6 million, or 24%, increase, in our project revenue and a $13.3 million, or 23% increase in our energy asset revenue for the same reasons noted above.

•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. The increase in gross profit as a percentage of revenue increased as our revenue mix continued to shift towards our higher margin Energy Assets business.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended June 30, 2021 increased over 2020 primarily due to higher net salaries and benefits of $4.7 million. This increase is primarily due to higher health insurance costs driven by an increase in employee claims. SG&A expenses for the six months ended June 30, 2021 increased over 2020 primarily due higher net salaries and benefits of $5.5 million for the same reasons noted above.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended June 30, 2021 increased over 2020 primarily due to higher mark to market losses realized from derivatives of $0.9 million, lower government incentive income of $0.6 million, offset by lower interest expenses of $0.6 million related to a lower revolver balance on our senior secured credit facility. Other expenses, net for the six months ended June 30, 2021 decreased from 2020 primarily due to lower interest expenses of $2.3 million partially offset by higher mark to market losses realized from derivatives of $0.7 million, lower government incentive income of $0.6 million, and increased amortization of financing costs of $0.3 million.
•Income before Income Taxes: the increase is due to reasons described above.
•Income Tax Provision (Benefit): the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was lower in 2021 as compared to 2020 primarily due to higher investments in solar projects eligible for the ITC, higher availability of the Section 179D deduction on energy improvements on government owned buildings, and higher compensation deductions related to employee stock option exercises.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for the three months ended June 30, 2021 was $0.27, an increase of $0.18 per share compared to the same period of 2020. Diluted earnings per share for 2021 was $0.26, an increase of $0.17 per share compared to last year. The equity offering in March 2021 increased the weighted average shares outstanding by 2,875,000, which lowered basic and diluted earnings per share by $0.01 per share. The results for the three months ended June 30, 2021 and 2020 reflect a non-cash downward adjustment of $4.2 million and $4.5 million, respectively, related to non-controlling interest activities.
For the six months ended June 30, 2021 basic earnings per share was $0.49, an increase of $0.27 per share compared to 2020, and diluted earnings per share was $0.48, an increase of $0.26 per share compared to last year. The equity offering increased the weighted average shares outstanding by approximately 1,792,000, which lowered basic and diluted earnings per share by $0.02 per share. Earnings per share in the remaining quarters of this year, may continue to be impacted because the weighted average shares outstanding in the year-to-date calculations will reflect a greater proportion of the 2,875,000 shares sold. The results for the six months ended June 30, 2021 and 2020 reflect a non-cash downward adjustment of $5.5 million and $4.9 million, respectively, related to non-controlling interest activities.
Business Segment Analysis
Our reportable segments for the three and six months ended June 30, 2021 were U.S. Regions, U.S. Federal, Canada and Non-Solar DG. On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 16 “Business Segment Information” for additional information about our segments.
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
U.S. Regions	$109,470	$89,574	$19,896	22.2%	$194,743	$175,414	$19,329	11.0%
U.S. Federal	90,200	84,491	5,709	6.8	192,414	153,236	39,178	25.6
Canada	10,874	9,035	1,839	20.4	22,517	20,427	2,090	10.2
Non-Solar DG	35,571	23,129	12,442	53.8	65,939	45,853	20,086	43.8
All Other	27,805	16,807	10,998	65.4	50,509	40,519	9,990	24.7
Total revenues	$273,920	$223,036	$50,884	22.8%	$526,122	$435,449	$90,673	20.8%

All financial result comparisons made below relate to both the three and six month periods and are against the same prior year period unless otherwise noted.
•U.S. Regions: the increase is primarily due to an increase in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year and higher energy asset revenue attributed to the growth and performance of our solar asset portfolio.
•U.S. Federal: the increase is primarily due to an increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects which benefited from accelerated timing of certain approvals and progress on customized equipment.
•Canada: the increase is primarily due to an increase in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects combined with favorable foreign exchange rates.
•Non-Solar DG: the increase is primarily attributed to higher energy asset revenues resulting from increased production levels and higher pricing on RINs generated from certain non-solar distributed generation assets in operation.
•All Other: All other revenues for the three months ended June 30, 2021 increased over 2020 primarily due to an increase in project revenues combined with favorable foreign exchange rates in the United Kingdom and an increase in integrated-PV revenues. All other revenues for the six months ended June 30, 2021 increased over 2020 primarily due to an increase in project revenues combined with favorable foreign exchange rates in the United Kingdom.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
U.S. Regions	$7,379	$5,202	$2,177	41.8%	$10,889	$9,240	$1,649	17.8%
U.S. Federal	11,082	9,945	1,137	11.4	23,112	17,039	6,073	35.6
Canada	751	516	235	45.5	666	295	371	125.8
Non-Solar DG	5,093	2,906	2,187	75.3	13,721	4,575	9,146	199.9
All Other	1,755	662	1,093	165.1	3,468	2,532	936	37.0
Unallocated corporate activity	(10,070)	(10,395)	$325	3.1	(21,230)	(20,712)	$(518)	(2.5)
Income before taxes	$15,990	$8,836	$7,154	81.0%	$30,626	$12,969	$17,657	136.1%
•U.S. Regions: the increase is primarily due to the increase in revenues described above and lower interest expense, partially offset by higher net salaries and benefits.
•U.S. Federal: the increase is due to the increase in revenues described above.
•Canada: the increase is primarily due to the increase in revenues described above.
•Non-Solar DG: the increase is primarily due to the higher contribution attributed to the increase in higher margin energy asset revenue described above. For the three months ended June 30, 2021, the increases were partially offset by a $1.9 million increase in interest expenses, primarily due to mark to market losses realized on derivatives.
•All Other: the increase is due to higher revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher salaries and benefit costs and increased insurance costs, partially offset by lower interest expenses.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, and various forms of other debt. In addition, in March 2021, we completed an underwritten public offering of 2,875,000 shares of our Class A Common Stock, for total net proceeds of $120.1 million. See below, Note 7 “Debt and Financing Lease Liabilities”, and Note 14 “Equity and Earnings per Share” for additional information.
Working capital requirements, which can be susceptible to fluctuations during the year due to seasonal demands, generally result from revenue growth, our solar equipment purchase patterns, the timing of funding under various contracts, and payment terms for receivables and payables.

We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through at least August 2022 and thereafter. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.
Sources of Liquidity
On March 9, 2021, we closed on an underwritten public offering of 2,500,000 shares of our Class A Common Stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104.3 million, after deducting offering costs. On March 15, 2021, we closed on the underwriters’ option to purchase 375,000 additional shares of Class A common stock from us, resulting in net proceeds of $15.8 million, after deducting offering costs. In the offering, selling shareholders sold 805,000 shares of our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders. We used $80.0 million of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility. We intend to use the remaining proceeds for general corporate purposes, including potential tack on acquisitions, working capital and capital expenditures.
On June 22, 2021, we entered into an amendment to our senior secured revolving credit facility with three banks which increased the amount of the revolving commitment by the lenders under the credit facility from $115.0 million to $180.0 million. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.25 to 3.50, and decreased the Eurocurrency rate floor from 1% to 0%. At June 30, 2021, funds of $141.2 million were available for borrowing under this facility.
During the six months ended June 30, 2021, a lender increased its commitment by the remaining $15.0 million available under a term loan and we received net proceeds of $14.8 million. The quarterly payments consist of $1.25 million in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. The balance of this term loan as of June 30, 2021 was $46,988.
During the six months ended June 30, 2021, we also closed on $14.0 million in funding for four additional projects under a construction revolver and drew an additional $5.1 million for existing projects. The balance of this construction revolver at June 30, 2021 was $34.0 million and funds of $65.7 million were available for borrowing under this facility. We also have funds of $24.1 million available for borrowing under another construction revolver. In July 2021, two projects financed under this revolver failed to achieve commercial operations date (“COD”) on a timely basis; however, we received a limited waiver and an extension of COD for both projects from our lender, which cured the resulting event of default retroactively.
We also utilize long-term financing facilities, accounted for as failed sale lease-backs, to finance our energy assets. In June 2021, we sold and leased back one energy asset for $25.7 million in cash under our August 2018 facility and at June 30, 2021, approximately $284.9 million remained available under this lending commitment. In July 2021, we entered into an amendment to our December 2020 long-term financing facility which increased our maximum commitment from $4.5 million to $23.6 million and extended the end date of the agreement to December 31, 2021.
On July 27, 2021, we entered into a $44,748 non-recourse solar debt financing with a group of lenders. The financing consists of a 25-year 3.25% fixed rate term loan of $40,683, a 9-year $4,065 floating rate term loan and additional funding available of up to $60,000.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In Thousands)	2021	2020	$ Change
Cash flows from operating activities	$(96,483)	$(73,594)	$(22,889)
Cash flows from investing activities	(105,751)	(78,700)	(27,051)
Cash flows from financing activities	196,924	142,406	54,518
Effect of exchange rate changes on cash	315	(457)	772
Total net cash flows	$(4,995)	$(10,345)	$5,350
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
Cash Flows from Operating Activities
Our cash flows from operating activities decreased from last year primarily due to an increase of $125.1 million in Federal ESPC receivables, compared to $89.8 million in 2020, which is consistent with the increase in our U.S. Federal revenues. Our operating cash flows reflect the Federal ESPC receivables as outflows as revenue is recognized during the construction or installation of projects and do not reflect any inflows from advances received from third-party lenders, which are recorded as cash inflows from financing activities. This was partially offset by higher net income of $30.3 million compared to $15.5 million last year. During the six months ended June 30, 2021, we also received a federal income tax refund of approximately $4.0 million as a result of the CARES Act which permitted us to carry our 2018 operating loss back to previous years and utilize Alternative Minimum Tax Credits.
Cash Flows from Investing Activities
During the six months ended June 30, 2021 we invested $104.3 million in purchases of energy assets compared to $77.2 million in 2020.
We currently plan to invest approximately $115 million to $165 million in additional capital expenditures during the remainder of 2021, principally for the construction or acquisition of new renewable energy plants, the majority of which will be funded with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing in 2021 were net proceeds from our equity offering of $120.1 million, of which $80.0 million was used to pay our senior secured revolving credit facility, net proceeds from Federal ESPC projects and energy assets of $70.0 million and net proceeds from long-term debt financings of $64.9 million, partially offset by net payments on our senior secured revolving credit facility of $28.1 million and payments on long-term debt of $33.7 million.
Our primary sources of financing in 2020 were net proceeds received from Federal ESPC projects and energy assets of $135.1 million, net proceeds from our senior secured credit facility of $16.0 million, net proceeds from long-term debt financings of $14.2 million, partially offset by payments on long-term debt of $25.9 million.
We currently plan additional project financings of approximately $85 million to $135 million during the remainder of 2021 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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

Income Taxes
We have reviewed all tax positions taken as of June 30, 2021 and added a $0.2 million item for an uncertain state tax position in the three months ended June 30, 2021. Including that adjustment, we believe our current tax reserves are adequate to cover all known tax uncertainties. We are evaluating The American Rescue Plan Act of 2021 passed into law on March 11, 2021 and at this time do not believe it will have a material impact on our accounting for income taxes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2020 Annual Report.
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

Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report. We caution you that the following important factor, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below and in our 2020 Annual Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should, however, consult any further disclosure we make in our reports filed with the SEC.
A failure of our information technology (“IT”) and data security infrastructure, or if we experience cyber security incidents or have a vulnerability or other deficiency in cybersecurity, could adversely impact our business and operations.
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
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions, and we have experienced such incidents in the past. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information or other confidential matter. Although past incidents have not had a material impact on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. See the discussion of GDPR in the risk factor captioned “We are subject to various privacy and consumer protection laws” in our 2020 Annual Report for an example of new regulations impacting IT risk.
In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The security measures and procedures we and our customers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyberattacks, or system failures. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
Because the techniques used to obtain unauthorized access, or to disable or degrade systems, change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended June 30, 2021.
Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of June 30, 2021, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 2 to Fourth Amended and Restated Credit and Security Agreement dated June 22, 2021 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 24, 2021 (file no. 001-34811) and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+ Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	August 3, 2021	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)