Form 10-Q
period 2021-09-30
Ameresco, Inc.
filed 2021-11-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of October 29, 2021
Class A Common Stock, $0.0001 par value per share	AMRC	33,559,460
Class B Common Stock, $0.0001 par value per share		18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6. Exhibits	40
Signatures	41

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$57,115	$66,422
Restricted cash (1)	25,075	22,063
Accounts receivable, net of allowance of $2,306 and $2,266, respectively (1)	112,893	125,010
Accounts receivable retainage, net	39,404	30,189
Costs and estimated earnings in excess of billings (1)	213,468	185,960
Inventory, net	8,329	8,575
Prepaid expenses and other current assets (1)	24,796	26,854
Income tax receivable	4,945	9,803
Project development costs	16,166	15,839
Total current assets (1)	502,191	490,715
Federal ESPC receivable	498,080	396,725
Property and equipment, net (1)	8,692	8,982
Energy assets, net (1)	828,678	729,378
Deferred income tax assets, net	3,873	3,864
Goodwill, net	58,629	58,714
Intangible assets, net	687	927
Operating lease assets (1)	40,355	39,151
Restricted cash, net of current portion (1)	11,588	10,352
Other assets (1)	15,405	15,307
Total assets (1)	$1,968,178	$1,754,115
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$74,901	$69,362
Accounts payable (1)	196,480	230,916
Accrued expenses and other current liabilities (1)	41,960	41,748
Current portions of operating lease liabilities (1)	6,258	6,106
Billings in excess of cost and estimated earnings	28,018	33,984
Income taxes payable	1,299	981
Total current liabilities (1)	348,916	383,097
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	325,335	311,674
Federal ESPC liabilities	487,248	440,223
Deferred income tax liabilities, net	5,061	6,227
Deferred grant income	8,259	8,271
Long-term operating lease liabilities, net of current portion (1)	36,373	35,300
Other liabilities (1)	43,202	37,660
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	44,948	38,850
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2021 and December 31, 2020 of $126,088 and $162,198, respectively. Includes non-recourse liabilities of consolidated VIEs at September 30, 2021 and December 31, 2020 of $31,224 and $33,335, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2021	December 31, 2020
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 35,661,255 shares issued and 33,559,460 shares outstanding at September 30, 2021, 32,326,449 shares issued and 30,224,654 shares outstanding at December 31, 2020	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	277,502	145,496
Retained earnings	410,553	368,390
Accumulated other comprehensive loss, net	(7,436)	(9,290)
Treasury stock, at cost, 2,101,795 shares at September 30, 2021 and December 31, 2020	(11,788)	(11,788)
Total stockholders’ equity	668,836	492,813
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,968,178	$1,754,115

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$273,682	$282,507	$799,804	$717,956
Cost of revenues	214,869	231,133	640,760	588,628
Gross profit	58,813	51,374	159,044	129,328
Selling, general and administrative expenses	35,168	26,859	95,651	82,403
Operating income	23,645	24,515	63,393	46,925
Other expenses, net	4,557	3,726	13,679	13,167
Income before income taxes	19,088	20,789	49,714	33,758
Income tax (benefit) provision	(1,192)	3,100	(883)	597
Net income	20,280	17,689	50,597	33,161
Net (income) loss attributable to redeemable non-controlling interests	(2,857)	2,313	(8,345)	(2,593)
Net income attributable to common shareholders	$17,423	$20,002	$42,252	$30,568

Net income per share attributable to common shareholders:
Basic	$0.34	$0.42	$0.83	$0.64
Diluted	$0.33	$0.41	$0.81	$0.62
Weighted average common shares outstanding:
Basic	51,464	47,788	50,599	47,597
Diluted	52,839	49,101	52,013	48,785

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2021	2020
Net income	$20,280	$17,689
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax effect of $131 and $199	436	638
Foreign currency translation adjustments	(1,118)	861
Total other comprehensive (loss) income	(682)	1,499
Comprehensive income	19,598	19,188

Comprehensive (income) loss attributable to redeemable non-controlling interests	(2,857)	2,313
Comprehensive income attributable to common shareholders	$16,741	$21,501

	Nine Months Ended September 30,
	2021	2020
Net income	$50,597	$33,161
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $662 and $(1,209)	2,081	(3,412)
Foreign currency translation adjustments	(227)	(769)
Total other comprehensive income (loss)	1,854	(4,181)
Comprehensive income	52,451	28,980

Comprehensive income attributable to redeemable non-controlling interests	(8,345)	(2,593)
Comprehensive income attributable to common shareholders	$44,106	$26,387

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2021 and 2020
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, June 30, 2020	$36,303	29,718,102	$3	18,000,000	$2	$139,625	$325,025	$(13,194)	2,101,795	$(11,788)	$439,673
Exercise of stock options	—	147,813	—	—	—	1,450	—	—	—	—	1,450
Stock-based compensation expense	—	—	—	—	—	522	—	—	—	—	522
Employee stock purchase plan	—	160	—	—	—	2	—	—	—	—	2
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	638	—	—	638
Foreign currency translation adjustment	—	—	—	—	—	—	—	861	—	—	861
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $635	2,865	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(525)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	91	—	—	—	—	—	(91)	—	—	—	(91)
Net (loss) income	(2,313)	—	—	—	—	—	20,002	—	—	—	20,002
Balance, September 30, 2020	$36,421	29,866,075	$3	18,000,000	$2	$141,599	$344,936	$(11,695)	2,101,795	$(11,788)	$463,057

Balance, June 30, 2021	$46,003	33,382,331	$3	18,000,000	$2	$270,955	$393,157	$(6,754)	2,101,795	$(11,788)	$645,575
Equity offering cost adjustment	—	—	—	—	—	3	—	—	—	—	3
Exercise of stock options	—	177,129	—	—	—	1,619	—	—	—	—	1,619
Stock-based compensation expense	—	—	—	—	—	2,166	—	—	—	—	2,166
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	436	—	—	436
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,118)	—	—	(1,118)
Distributions to redeemable non-controlling interests	(180)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	(27)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	2,759
Net income	2,857	—	—	—	—	—	17,423	—	—	—	17,423
Balance, September 30, 2021	$44,948	33,559,460	$3	18,000,000	$2	$277,502	$410,553	$(7,436)	2,101,795	$(11,788)	$668,836

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	$133,688	$314,459	$(7,514)	2,101,340	$(11,782)	$428,856
Exercise of stock options	—	608,063	—	—	—	6,088	—	—	—	—	6,088
Stock-based compensation expense	—	—	—	—	—	1,380	—	—	—	—	1,380
Employee stock purchase plan	—	28,462	—	—	—	443	—	—	—	—	443
Open market purchase of common shares	—	(455)	—	—	—	—	—	—	455	(6)	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(3,412)	—	—	(3,412)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(769)	—	—	(769)
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $635	3,353	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,232)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	91	—	—	—	—	—	(91)	—	—	—	(91)
Net income	2,593	—	—	—	—	—	30,568	—	—	—	30,568
Balance, September 30, 2020	$36,421	29,866,075	$3	18,000,000	$2	$141,599	$344,936	$(11,695)	2,101,795	$(11,788)	$463,057

Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	$(9,290)	2,101,795	$(11,788)	$492,813
Equity offering of common stock, net of offering costs of $6,416	—	2,875,000	—	—	—	120,084	—	—	—	—	120,084
Exercise of stock options	—	444,509	—	—	—	4,230	—	—	—	—	4,230
Stock-based compensation expense	—	—	—	—	—	4,280	—	—	—	—	4,280
Employee stock purchase plan	—	15,297	—	—	—	653	—	—	—	—	653
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	2,081	—	—	2,081
Foreign currency translation adjustment	—	—	—	—	—	—	—	(227)	—	—	(227)
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $65	2,251	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(828)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	89	—	—	—	—	—	(89)	—	—	—	(89)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	2,759
Net income	8,345	—	—	—	—	—	42,252	—	—	—	42,252
Balance, September 30, 2021	$44,948	33,559,460	$3	18,000,000	$2	$277,502	$410,553	$(7,436)	2,101,795	$(11,788)	$668,836

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$50,597	$33,161
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets, net	31,449	28,496
Depreciation of property and equipment	2,397	2,492
Accretion of ARO liabilities	90	64
Amortization of debt discount and debt issuance costs	2,085	1,849
Amortization of intangible assets	241	528
Provision for (recoveries of) bad debts	29	(1,089)
Loss on disposal / impairment of long-lived assets	1,901	2,146
Net loss from derivatives	1,892	971
Stock-based compensation expense	4,280	1,380
Deferred income taxes, net	(1,834)	5,146
Unrealized foreign exchange loss (gain)	124	(43)
Changes in operating assets and liabilities:
Accounts receivable	27,721	(21,178)
Accounts receivable retainage	(9,214)	(7,422)
Federal ESPC receivable	(187,984)	(160,231)
Inventory, net	246	155
Costs and estimated earnings in excess of billings	(22,166)	24,824
Prepaid expenses and other current assets	3,771	3,916
Project development costs	15	(2,557)
Other assets	(3,595)	1,050
Accounts payable, accrued expenses and other current liabilities	(17,677)	(2,942)
Billings in excess of cost and estimated earnings	(5,856)	9,019
Other liabilities	(155)	1,972
Income taxes payable, net	5,299	(5,496)
Cash flows from operating activities	(116,344)	(83,789)
Cash flows from investing activities:
Purchases of property and equipment	(2,133)	(1,968)
Capital investment in energy assets	(147,967)	(125,504)
Contributions to equity investment	—	(130)
Cash flows from investing activities	(150,100)	(127,602)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$120,084	$—
Payments of financing fees	(2,650)	(3,955)
Proceeds from exercises of options and ESPP	4,883	6,531
Repurchase of common stock	—	(6)
(Payments on) proceeds from senior secured credit facility, net	(38,073)	6,000
Proceeds from long-term debt financings	118,160	40,604
Proceeds from Federal ESPC projects	114,185	194,586
(Payments on) proceeds for energy assets from Federal ESPC	(174)	1,435
Investment fund call option exercise	(1,000)	—
Proceeds from redeemable non-controlling interests, net	1,468	2,854
Payments on long-term debt financings	(55,616)	(42,550)
Cash flows from financing activities	261,267	205,499
Effect of exchange rate changes on cash	118	(465)
Net decrease in cash, cash equivalents, and restricted cash	(5,059)	(6,357)
Cash, cash equivalents, and restricted cash, beginning of period	98,837	77,264
Cash, cash equivalents, and restricted cash, end of period	$93,778	$70,907

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,974	$14,764
Cash paid for income taxes	$1,940	$1,057
Non-cash Federal ESPC settlement	$67,286	$56,454
Accrued purchases of energy assets	$28,046	$38,747

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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results which may be expected for the full year. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in our annual report on Form 10-K (“2020 Annual Report” or “2020 Form 10-K”) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 2, 2021.
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Significant Risks and Uncertainties
The COVID-19 pandemic has continued to result in global supply chain disruptions and the resurgence of COVID-19 and its variants has caused some governments to extend travel and other restrictions. On September 9, 2021, President Biden issued an Executive Order requiring COVID-19 vaccinations for Federal employees. As a result, we are in the process of implementing this mandate for our employees and subcontractors who work in our Federal business segment.
We have considered the impact of COVID-19 on the assumptions and estimates used, which may change in response to this evolving situation. Results of future operations and liquidity could be adversely impacted by a number of factors associated with the COVID-19 pandemic including payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, potential loss of employees due to vaccine mandates, and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, we cannot reasonably estimate the extent to which the COVID-19 pandemic may impact our financial condition, liquidity, or results of operations in the foreseeable future. The ultimate impact of the pandemic on us is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the pandemic subsides.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2020 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	September 30, 2021	September 30, 2020
Allowance for credit losses, beginning of period	$2,266	$2,260
Charges (recoveries) to costs and expenses, net	29	(1,089)
Account write-offs and other	11	(191)
Allowance for credit losses, end of period	$2,306	$980

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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
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
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for our fiscal year beginning after December 15, 2022. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and nine months ended September 30, 2021 were U.S. Regions, U.S. Federal, Canada and Non-Solar Distributed Generation (“Non-Solar DG”). On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$86,094	$82,966	$8,317	$5,316	$11,323	$194,016
O&M revenue	5,830	11,787	—	2,298	90	20,005
Energy assets	9,870	1,804	1,406	26,070	85	39,235
Integrated-PV	—	—	—	—	10,438	10,438
Other	1,242	97	1,908	127	6,614	9,988
Total revenues	$103,036	$96,654	$11,631	$33,811	$28,550	$273,682

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2020:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$79,201	$105,444	$9,311	$7,506	$13,941	$215,403
O&M revenue	4,492	11,384	—	2,009	36	17,921
Energy assets	9,134	1,325	1,227	18,535	87	30,308
Integrated-PV	—	—	—	—	9,421	9,421
Other	897	150	1,725	201	6,481	9,454
Total revenues	$93,724	$118,303	$12,263	$28,251	$29,966	$282,507
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$249,853	$250,130	$24,625	$19,211	$27,145	$570,964
O&M revenue	15,443	34,969	26	7,397	250	58,085
Energy assets	28,726	3,839	3,724	72,853	321	109,463
Integrated-PV	—	—	—	—	30,313	30,313
Other	3,757	130	5,773	289	21,030	30,979
Total revenues	$297,779	$289,068	$34,148	$99,750	$79,059	$799,804
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2020:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$226,734	$233,778	$24,342	$12,881	$22,027	$519,762
O&M revenue	13,127	33,765	26	6,144	229	53,291
Energy assets	26,068	3,549	3,234	54,341	87	87,279
Integrated-PV	—	—	—	—	29,420	29,420
Other	3,209	447	5,088	738	18,722	28,204
Total revenues	$269,138	$271,539	$32,690	$74,104	$70,485	$717,956
The following table presents information related to our revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Percentage of revenue recognized over time	93%	95%	94%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$250,441	$256,326	$736,986	$663,483
Canada	10,832	11,630	31,658	30,641
Other	12,409	14,551	31,160	23,832
Total revenues	$273,682	$282,507	$799,804	$717,956

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2021	December 31, 2020
Accounts receivable, net	$112,893	$125,010
Accounts receivable retainage, net	$39,404	$30,189

Contract Assets:
Costs and estimated earnings in excess of billings	$213,468	$185,960

Contract Liabilities:
Billings in excess of cost and estimated earnings	$28,018	$33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,795	6,631
Total contract liabilities	$34,813	$40,615

	September 30, 2020	December 31, 2019
Accounts receivable, net	$121,672	$95,863
Accounts receivable retainage, net	$24,359	$16,976

Contract Assets:
Costs and estimated earnings in excess of billings	$179,909	$202,243

Contract Liabilities:
Billings in excess of cost and estimated earnings	$35,320	$26,618
Billings in excess of cost and estimated earnings, non-current (1)	4,982	5,560
Total contract liabilities	$40,302	$32,178

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the nine months ended September 30, 2021 was primarily due to revenue recognized of $414,049 offset by billings of $422,565. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the nine months ended September 30, 2021, we recognized revenue of $161,037 that was previously included in the beginning balance of contract liabilities and billed customers $123,891. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The decrease in contract assets for the nine months ended September 30, 2020 was primarily due to billings of approximately $464,712, partially offset by revenue recognized of $434,709. The increase in contract liabilities was primarily driven by the receipt of advance payment from customers, and related billings, exceeding reductions from the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2020, we recognized revenue of $85,356 that was previously included in the beginning balance of contract liabilities and billed customers $86,203. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.

Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At September 30, 2021, we had backlog of $1,893,740 of which approximately 33% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Project Development Costs
Project development costs of $1,191 and $1,543 were included in other long-term assets in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. Project development costs of $2,632 and $3,611 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended September 30, 2021 and 2020, respectively. Project development costs of $7,725 and $9,546 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the nine months ended September 30, 2021 and 2020, respectively.
No impairment charges in connection with our project development costs were recorded during the nine months ended September 30, 2021 and 2020.
4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2020	$26,705	$3,981	$3,441	$—	$24,587	$58,714
Currency effects	—	—	9	—	(94)	(85)
Balance, September 30, 2021	$26,705	$3,981	$3,450	$—	$24,493	$58,629
Definite-lived intangible assets, net consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Gross carrying amount	$27,143	27,240
Less - accumulated amortization	(26,456)	(26,313)
Intangible assets, net	$687	$927
The table below sets forth amortization expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2021	2020	2021	2020
Customer contracts	Cost of revenues	$—	$15	$—	$60
All other intangible assets	Selling, general and administrative expenses	80	157	241	468
Total amortization expense		$80	$172	$241	$528

5. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	September 30, 2021	December 31, 2020
Energy assets (1)	$1,081,099	$954,426
Less - accumulated depreciation and amortization	(252,421)	(225,048)
Energy assets, net	$828,678	$729,378

(1) Includes financing lease assets (see Note 6), capitalized interest and ARO assets (see tables below).
During the three months ended September 30, 2020, there was a triggering event which caused us to perform an impairment analysis on an energy asset group within the Non-solar DG segment. This triggering event was related to a decision by the applicable state environmental agency to discontinue an environmental permit. This action materially modified the obligation of the landfill owner to continue maintaining the wellfield, therefore, we plan to decommission the impacted landfill gas plant. As a result, we recorded an impairment charge of $1,901, which fully impaired this asset group. The impairment charge is included in

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
selling, general and administrative expenses within the condensed consolidated statements of income for the three and nine months ended September 30, 2021.
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2021	2020	2021	2020
Cost of revenues (2)	$11,313	$9,547	$31,449	$28,496

(2) Includes depreciation and amortization on financing lease assets (see Note 6).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capitalized interest	$827	$1,096	$4,353	$2,870

The following tables sets forth information related to our Asset Retirement Obligations (“ARO”) assets and ARO liabilities:

	Location	September 30, 2021	December 31, 2020
ARO assets, net	Energy assets, net	$1,971	$1,468

ARO liabilities, current	Accrued expenses and other current liabilities	$6	$86
ARO liabilities, non-current	Other liabilities	2,313	1,561
Total ARO liabilities		$2,319	$1,647

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense of ARO assets	$30	$20	$83	$58
Accretion expense of ARO liabilities	$33	$21	$90	$64
Energy Project Acquisition
In August 2021, we acquired one solar energy project, in exchange for a total purchase price of $3,461, which was paid in cash. The acquisition did not constitute a business in accordance with ASC 805-50, Business Combinations, and therefore was accounted for as an asset acquisition during the nine months ended September 30, 2021.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
6. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease assets	$40,355	$39,151

Current portions of operating lease liabilities	$6,258	$6,106
Long-term portions of operating lease liabilities	36,373	35,300
Total operating lease liabilities	$42,631	$41,406
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	5.74%	5.94%

Financing Leases:
Energy assets	$32,408	$34,005

Current portions of financing lease liabilities	$3,745	$4,273
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	17,607	19,227
Total financing lease liabilities	$21,352	$23,500
Weighted-average remaining lease term	15 years	16 years
Weighted-average discount rate	12.02%	11.94%
The costs related to our leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Leases:
Operating lease costs	$2,165	$2,001	$6,505	$5,933

Financing Leases:
Amortization expense	532	533	1,597	1,597
Interest on lease liabilities	608	723	1,932	2,282

Total lease costs	$3,305	$3,257	$10,034	$9,812

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,347	$5,690
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities	$6,544	$8,087
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2021	$2,037	$3,305
2022	8,326	5,179
2023	6,952	3,676
2024	5,804	2,565
2025	4,703	2,213
Thereafter	33,254	21,866
Total minimum lease payments	61,076	38,804
Less: interest	18,445	17,452
Present value of lease liabilities	$42,631	$21,352
We have future lease commitments for a certain ground lease and office space which do not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of these commitments total $3,320 as of September 30, 2021, of which $3,000 relates to a one-time payment due when specific criteria are met, which we estimate will occur during the three months ended December 31, 2021.
Sale-leasebacks
We entered into a fifth amendment dated March 22, 2021 to our August 2018 agreement for a long-term financing facility and increased the maximum funding amount from $150,000 up to $350,000 and extended the end date of the agreement from May 23, 2021 to March 31, 2022. We sold and leased back three energy assets for $31,095 in cash proceeds under this facility during the nine months ended September 30, 2021. As of September 30, 2021, approximately $280,610 remained available under this lending commitment.
In July 2021, we entered into an amendment to our December 2020 long-term financing facility which increased our maximum commitment from $4,500 to $23,559 and extended the end date of the agreement to December 31, 2021. We sold and leased back one energy asset for $3,281 in cash proceeds under this facility during nine months ended September 30, 2021. As of September 30, 2021, approximately $15,936 remained available under this lending commitment.
These transactions are accounted for as failed sales and are classified as long-term financing facilities. See Note 7 for additional information.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $57 for the three months ended September 30, 2021 and 2020, respectively, and $172 and $170 for the nine months ended September 30, 2021 and 2020, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities comprised of the following:

	September 30, 2021	December 31, 2020
Senior secured revolving credit facility (1)	$15,000	$53,073
Senior secured term loan	54,031	57,688
Non-recourse term loans	229,971	198,124
Non-recourse construction revolvers	41,178	26,758
Long-term financing facilities (2)	54,685	32,618
Financing lease liabilities (3)	21,352	23,500
Total debt and financing lease liabilities	416,217	391,761
Less: current maturities	74,901	69,362
Less: unamortized discount and debt issuance costs	15,981	10,725
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$325,335	$311,674

(1) At September 30, 2021, funds of $151,176 were available for borrowing under this facility.
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
We accounted for this amendment as a modification and at closing we incurred $78 in lender fees which were reflected as debt discount. The unamortized debt discount and issuance costs are being amortized over the remaining term of the amended agreement.
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
During the nine months ended September 30, 2021, the lender increased its commitment by the remaining $15,000 and we received net proceeds of $14,848. The quarterly payments consist of $1,250 in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. We accounted for this amendment as a modification and at closing we incurred $150 in lender fees which were reflected as debt discount and $2 in third-party fees which were expensed in selling, general and administrative expenses during the nine months ended September 30, 2021. The unamortized debt discount and issuance costs from the October 2020 loan modification are being amortized over the remaining term of the amended agreement. The balance of the loan outstanding as of September 30, 2021 was $42,833, net of unamortized debt discount and issuance costs.
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
During the nine months ended September 30, 2021, we closed on $14,013 in funding for four additional projects under this facility and drew down an additional $6,132 for existing projects. The balance of this construction revolver as of September 30, 2021 was $35,102, net of unamortized debt issuance costs and funds of $64,677 were available for borrowing under this facility.
We also have funds of $24,145 available for borrowing under our July 2020 construction revolver. In July 2021, two projects financed under this revolver failed to achieve commercial operations date (“COD”) on a timely basis; however, we received a limited waiver and an extension of COD for both projects from our lender, which cured the resulting event of default retroactively.

July 2021 Term Notes
On July 27, 2021, we entered into a $44,748 non-recourse debt agreement with a group of lenders. The financing facility consists of gross proceeds of $40,683 in senior secured first lien term notes due March 2046 (“Senior Notes”), gross proceeds of $4,065 in floating rate senior secured second lien term notes due March 2030 (“Second Lien Notes”), and a shelf facility of up to $60,000 available until July 2024. There were no notes issued under the shelf facility at September 30, 2021 and the lenders, in their sole discretion, have the right to approve or deny our funding requests.
The Senior Notes bear interest at a fixed rate of 3.25% per annum, are payable quarterly commencing September 30, 2021, and require that the project’s debt service coverage ratio for both the historical 12-month and projected 12-month periods at each payment date equal or exceed 1.2 to 1.0.
The Second Lien Notes bear a floating rate equal to the applicable LIBOR rate plus 3.50% from July 27, 2021 to July 26, 2025 and on July 27, 2025 the rate increases to the applicable LIBOR rate plus 3.75%. The Second Lien Notes are payable on each quarterly payment date commencing September 30, 2021, as specified in the debt agreement.
The agreement also requires us to maintain six months of scheduled payments of principal and interest as the minimum debt service reserve and to make additional principal prepayments based on project cash flows and certain other conditions through the earlier of maturity or when the principal balance is paid in full.
At closing, we incurred $957 in lender fees and debt issuance costs. In connection with the Senior Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $5,164, which is included in debt discount. See Note 11 for additional information. The aggregate balance of the Senior Notes and Second Lien Notes as of September 30, 2021 was $37,411, net of unamortized debt discount and issuance costs.
8. INCOME TAXES
We recorded a (benefit) provision for income taxes of $(1,192) and $3,100 for the three months ended September 30, 2021 and 2020, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 6.2% for the three months ended September 30, 2021, compared to a provision of 14.9% of estimated effective annualized tax rate for the three months ended September 30, 2020.
We recorded a (benefit) provision for income taxes of $(883) and $597 for the nine months ended September 30, 2021 and 2020, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 1.8% for the nine months ended September 30, 2021, compared to a provision of 1.8% of estimated effective annualized tax rate for the nine months ended September 30, 2020.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Under GAAP accounting rules deferred taxes are shown on a net basis in the condensed consolidated financial statements based on taxing jurisdiction. Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the accompanying condensed consolidated balance sheets.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2020	$600
Additions for prior year tax positions	200
Balance, September 30, 2021	$800
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $400 at September 30, 2021 and $190 at December 31, 2020 (net of the federal benefit on state amounts).
9. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” A mediation was held in January 2021, at which time we made an offer to settle the case, in an amount which we believe would be covered by our insurance. The trial has been set for April 2022 and both parties are taking discovery. Although the customer rejected our offer, both parties have agreed to continue to negotiate a settlement and we expect to re-engage in negotiation discussions as the trial date draws nearer. We believe that it is probable that a loss will be incurred and, therefore, have accrued a reasonable estimate of the loss, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. In addition, we accrued a loss recovery from insurance proceeds as we believe the receipt of such proceeds is probable. The loss recovery accrual is included in prepaid expenses and other current assets in our consolidated balance sheets as of September 30, 2021 and December 31, 2020. There were no changes to our estimate during the nine months ended September 30, 2021.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitment as a Result of an Acquisition
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 5 years from the acquisition date. The fair value was $678 as of September 30, 2021 and December 31, 2020 and is included in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2021	December 31, 2020
Assets:
Interest rate swap instruments	2	$800	$2
Commodity swap instruments	2	—	363
Total assets		$800	$365
Liabilities:
Interest rate swap instruments	2	$7,285	$10,073
Commodity swap instruments	2	3,544	—
Make-whole provisions	2	4,715	412
Contingent consideration	3	678	678
Total liabilities		$16,222	$11,163
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of September 30, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$382,592	$378,884	$363,460	$357,536
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the nine months ended September 30, 2021 and the year ended December 31, 2020.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of September 30, 2021 or December 31, 2020.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		September 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other liabilities	$7,250	$9,994
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$800	$2
Interest rate swap contracts	Other liabilities	$35	$79
Commodity swap contracts	Other assets	$—	$363
Commodity swap contracts	Other liabilities	$3,544	$—
Make-whole provisions	Other liabilities	$4,715	$412
As of September 30, 2021 and December 31, 2020, all but four of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$528	$503	$1,573	$908
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(63)	$287	$(842)	$287
Commodity swap contracts	Other expenses, net	$2,409	$194	3,907	241
Make-whole provisions	Other expenses, net	$(1,679)	$(27)	(1,173)	443
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Nine Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(7,526)
Unrealized gain recognized in AOCI	508
Loss reclassified from AOCI to other expenses, net	1,573
Net gain on derivatives	2,081
Accumulated loss in AOCI at the end of the period	$(5,445)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of September 30, 2021:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$151
Make-whole provisions	Liability	August 2016	April 2031	$48
Make-whole provisions	Liability	April 2017	February 2034	$62
Make-whole provisions	Liability	November 2020	December 2027	$53
Make-whole provisions	Liability	October 2011	May 2028	$14
Make-whole provisions	Liability	May 2021	April 2045	$221
Make-whole provisions	Liability	July 2021	March 2046	$4,166

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. INVESTMENT FUNDS AND EQUITY METHOD INVESTMENTS
Investment Funds
The table below presents a summary of amounts related to our investment funds, which we determined meet the definition of a variable interest entity (“VIE”) as of:

	September 30,	December 31,
	2021 (1)	2020 (1)
Cash and cash equivalents	$5,088	$5,828
Restricted cash	—	3,185
Accounts receivable, net	862	834
Costs and estimated earnings in excess of billings	1,952	968
Prepaid expenses and other current assets	19	120
Total VIE current assets	7,921	10,935
Property and equipment, net	1,266	1,266
Energy assets, net	110,153	143,133
Operating lease assets	6,318	6,439
Restricted cash, net of current portion	400	331
Other assets	30	94
Total VIE assets	$126,088	$162,198
Current portions of long-term debt and financing lease liabilities	$2,224	$2,230
Accounts payable	100	311
Accrued expenses and other current liabilities	481	1,092
Current portions of operating lease liabilities	137	125
Total VIE current liabilities	2,942	3,758
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	21,749	22,822
Long-term operating lease liabilities, net of current portion	6,178	6,220
Other liabilities	355	535
Total VIE liabilities	$31,224	$33,335

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
During the nine months ended September 30, 2021, we entered into a joint venture with a Service-Disabled Veteran-Owned Small Business renewable energy company. The purpose of the joint venture is to submit proposals to the Department of Veterans Affairs and other Federal agencies for cleantech solutions. No activity occurred under this joint venture as of September 30, 2021.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

			As of
			September 30, 2021	December 31, 2020
Equity method investments			$1,065	$1,189

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expense recognized	$25	$50	$128	$127

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
The call options are exercisable beginning on the date that specified conditions are met for each respective fund. The call option period for one of our investment funds began in March 2021. In September 2021 we finalized our purchase of the investor’s membership interest for $1,000 in cash and reclassified the remaining redeemable non-controlling interest balance to paid-in capital to reflect the additional contribution from us to our wholly-owned subsidiary.
The put options for the investment funds are exercisable beginning on the date that specified conditions are met for each respective fund.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both September 30, 2021 and December 31, 2020 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
14. EQUITY AND EARNINGS PER SHARE
Equity Offering
On March 9, 2021, we closed on an underwritten public offering of 2,500 shares of our Class A common stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104,326, after deducting offering costs of $5,674. On March 15, 2021, we closed on the underwriters’ option to purchase 375 additional shares of Class A common stock from us, resulting in net proceeds of $15,758 after deducting offering costs of $742. We used $80,000 of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility.
In the offering, selling shareholders sold 805 shares our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$17,423	$20,002	$42,252	$30,568
Adjustment for accretion of tax equity financing fees	(27)	(91)	(89)	(91)
Income attributable to common shareholders	$17,396	$19,911	$42,163	$30,477
Denominator:
Basic weighted-average shares outstanding	51,464	47,788	50,599	47,597
Effect of dilutive securities:
Stock options	1,375	1,313	1,414	1,188
Diluted weighted-average shares outstanding	52,839	49,101	52,013	48,785
Net income per share attributable to common shareholders:
Basic	$0.34	$0.42	$0.83	$0.64
Diluted	$0.33	$0.41	$0.81	$0.62

Potentially dilutive shares (1)	993	1,268	1,429	1,146

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
15. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$2,166	$522	$4,280	$1,380
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2021, there was $27,777 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
Stock Option Grants
During the nine months ended September 30, 2021, we granted 946 common stock options to certain employees under our 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. We did not grant awards to individuals who were not either an employee or director of ours during the nine months ended September 30, 2021 and 2020.
16. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and nine months ended September 30, 2021 were U.S. Regions, U.S. Federal, Canada and Non-Solar DG. On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes.
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
The tables below presents our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended September 30, 2021
Revenues	$103,036	$96,654	$11,631	$33,811	$28,550	$273,682
(Gain) loss on derivatives	(1,392)	—	(286)	2,345	—	667
Interest expense, net of interest income	1,620	324	303	1,835	71	4,153
Depreciation and amortization of intangible assets	4,040	1,237	492	5,670	266	11,705
Unallocated corporate activity	—	—	—	—	—	(11,896)
Income before taxes, excluding unallocated corporate activity	10,753	15,150	341	3,526	1,214	30,984

Three Months Ended September 30, 2020
Revenues	$93,724	$118,303	$12,263	$28,251	$29,966	$282,507
(Gain) loss on derivatives	(854)	—	827	481	—	454
Interest expense, net of interest income	1,713	338	165	1,029	34	3,279
Depreciation and amortization of intangible assets	3,337	995	402	5,013	328	10,075
Unallocated corporate activity	—	—	—	—	—	(9,341)
Income before taxes, excluding unallocated corporate activity	7,336	16,121	446	2,391	3,836	30,130

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Nine Months Ended September 30, 2021
Revenues	$297,779	$289,068	$34,148	$99,750	$79,059	$799,804
(Gain) loss on derivatives	(1,021)	—	(152)	3,065	—	1,892
Interest expense, net of interest income	4,516	971	653	3,651	274	10,065
Depreciation and amortization of intangible assets	11,645	3,386	1,391	15,469	827	32,718
Unallocated corporate activity	—	—	—	—	—	(33,126)
Income before taxes, excluding unallocated corporate activity	21,642	38,262	1,007	17,247	4,682	82,840

Nine Months Ended September 30, 2020
Revenues	$269,138	$271,539	$32,690	$74,104	$70,485	$717,956
(Gain) loss on derivatives	(384)	—	827	528	—	971
Interest expense, net of interest income	4,845	1,355	502	3,140	67	9,909
Depreciation and amortization of intangible assets	9,297	2,954	1,174	15,720	935	30,080
Unallocated corporate activity	—	—	—	—	—	(30,053)
Income before taxes, excluding unallocated corporate activity	16,576	33,160	741	6,966	6,368	63,811
See Note 3 for additional information about our revenues by product line.
17. OTHER EXPENSES, NET
The following table presents the components of other (income) expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss on derivatives	$667	$454	$1,892	$971
Interest expense, net of interest income	3,981	3,528	10,031	11,829
Amortization of debt discount and debt issuance costs	607	674	2,085	1,849
Foreign currency transaction loss (gain)	317	(249)	682	24
Government incentives	(1,015)	(681)	(1,011)	(1,506)
Other expenses, net	$4,557	$3,726	$13,679	$13,167
18. SUBSEQUENT EVENT
On October 21, 2021, we entered into a Turnkey Engineering, Procurement, Construction and Maintenance Agreement (the “EPCM Agreement”) with a customer and also entered into three purchase orders under the EPCM Agreement providing for us to design and build battery energy storage system facilities at three locations with a capacity of 537.5 megawatts in the aggregate. The engineering, procurement and construction price is approximately $892 million, in the aggregate, subject to customary potential adjustments for changes in the work.
We are obligated under the EPCM Agreement to achieve substantial completion of all three facilities, subject to extension for customary force majeure events and customer-caused delays, no later than August 1, 2022 (the “Guaranteed Completion Date”). If we fail to achieve substantial completion of any of the facilities by the Guaranteed Completion Date, as extended, we are obligated to pay liquidated damages. In addition, we provided availability and capacity guarantees under the EPCM Agreement, failure of which entitles the customer to liquidated damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K (“2020 Annual Report”) for the year ended December 31, 2020 filed on March 2, 2021 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses; the impact of the ongoing COVID-19 pandemic and emerging supply chain disruptions; and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2020 Annual Report, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Key Factors and Trends
COVID-19 Update
Fiscal year 2020 was marked with unrivaled global challenges, including the public health and economic downturn caused by the COVID-19 pandemic. During the first half of 2020, after COVID-19 was declared a pandemic by the World Health Organization, we experienced some delays in our project award conversions and some construction slowdowns due to shelter-in-place restrictions; however, the opportunities to reduce emissions and limit the effects of climate change remained. We responded to the pandemic by ensuring the health and safety of our employees. We implemented a seamless transition to remote operations for many months, and, while following all CDC guidelines, continued front-line work at our essential facilities.
The resurgence of COVID-19 and its variants has caused some governments to extend travel and other restrictions. On September 9, 2021, President Biden issued an Executive Order requiring COVID-19 vaccinations for Federal employees. As a result, we are in the process of implementing this mandate for our employees and subcontractors who work in our Federal business segment. The vaccine mandate could result in a potential loss of employees or subcontractors who have not been vaccinated. See Part II, Item 1A. Risk Factors in this Form 10-Q, for discussion of risks associated with the potential adverse effects on our workforce of the federal government vaccine mandate for employees, contractors, and subcontractors that service federal contracts and the OSHA requirement on our workforce.
We continue to monitor the impact of COVID-19 on our results and liquidity. The impact to our future results, however, remains uncertain and will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, its impact on our customers, and business and workforce disruptions.
Supply Chain Disruptions
During the three months ended September 30, 2021, we experienced supply chain disruptions resulting in delays in the timely delivery of material to customer sites. This negatively impacted our results of operations during the three months ended September 30, 2021 as our Project revenues decreased 10% from the same period last year. We expect this trend to continue into 2022.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the U.S. government enacted the CARES Act which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $4.5 million of our employer payroll taxes otherwise due in 2020 has been delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act permitted net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first).
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
Stock-based Compensation
During the nine months ended September 30, 2021, we granted 945,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result, our unrecognized stock-based compensation expense increased from $12.1 million at December 31, 2020 to $27.8 million at September 30, 2021 and is expected to be recognized over a weighted-average period of 3.0 years. See Note 15 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
The following table presents our backlog:

	As of September 30,
(In Thousands)	2021	2020
Project Backlog
Fully-contracted backlog	$778,320	$1,033,650
Awarded, not yet signed customer contracts	1,585,470	1,211,300
Total project backlog	$2,363,790	$2,244,950
12-month project backlog	$551,570	$605,880

O&M Backlog
Fully-contracted backlog	$1,115,420	$1,120,820
12-month O&M backlog	$66,250	$59,990
In late October 2021, we announced an $892 million contract to provide a multi-site battery energy storage system. This design-build contract significantly increased our fully-contracted backlog and we anticipate that it will be an important driver of our results through 2022.
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

Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.2 billion and $784.6 million at September 30, 2021 and 2020, respectively.

Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,
	2021		2020		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$273,682	100.0%	$282,507	100.0%	$(8,825)	(3.1)%
Cost of revenues	214,869	78.5%	231,133	81.8%	(16,264)	(7.0)%
Gross profit	58,813	21.5%	51,374	18.2%	7,439	14.5%
Selling, general and administrative expenses	35,168	12.8%	26,859	9.5%	8,309	30.9%
Operating income	23,645	8.6%	24,515	8.7%	(870)	(3.5)%
Other expenses, net	4,557	1.7%	3,726	1.3%	831	22.3%
Income before income taxes	19,088	7.0%	20,789	7.4%	(1,701)	(8.2)%
Income tax (benefit) provision	(1,192)	(0.4)%	3,100	1.1%	(4,292)	(138.5)%
Net income	20,280	7.4%	17,689	6.3%	$2,591	14.6%
Net (income) loss attributable to redeemable non-controlling interest	(2,857)	(1.0)%	2,313	0.8%	(5,170)	223.5%
Net income attributable to common shareholders	$17,423	6.4%	$20,002	7.1%	$(2,579)	(12.9)%
All financial result comparisons made below are against the same prior year period unless otherwise noted.
Our results of operations for the three months ended September 30, 2021 were due to the following:
•Revenues: total revenues for the three months ended September 30, 2021 decreased over 2020 primarily due to a $21.4 million, or 10%, decrease in our project revenues primarily due to construction delays attributed to COVID-related protocols and supply chain disruptions resulting in delays in the timely delivery of materials to customer sites. This was partially offset by an $8.9 million, or 29%, increase in our energy asset revenue attributed to the continued growth of our operating portfolio, strong renewable gas production and higher pricing on renewable identification numbers (“RINs”) generated from certain non-solar distributed generation assets in operation and a $2.1 million increase in O&M revenue.
•Cost of Revenues and Gross Profit: the decrease in cost of revenues is primarily due to the decrease in project revenues described above. Gross profit increased as our revenue mix continued to shift towards our higher margin Energy Assets business.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2021 increased over 2020 primarily due to higher net salaries and benefits of $4.5 million as a result of increased headcount and higher health insurance costs driven by an increase in employee claims. The increase is also due to higher professional fees of $1.4 million and increased impairment charges of $0.9 million. SG&A in 2020 also included a recovery of a fully-reserved bad debt of $1.0 million.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended September 30, 2021 increased over 2020 primarily due to higher foreign currency transaction loss of $0.6 million, higher interest expense of $0.5 million partially offset by increased government incentive income of $0.3 million.
•Income before Income Taxes: the increase is due to reasons described above.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was lower in 2021 as compared to 2020 primarily due to higher investments in solar projects eligible for the ITC, higher availability of the Section 179D deduction on energy improvements on government owned buildings, and higher compensation deductions related to employee stock option exercises.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased as the results for the three months ended September 30, 2021 reflect a non-cash downward adjustment of $2.9 million and 2020 reflects a non-cash upward adjustment of $2.3 million related to non-controlling interest activities. Basic earnings per share for the three months ended September 30, 2021 was $0.34, a decrease of $0.08 per share compared to the same period of 2020. Diluted earnings per share for 2021 was $0.33, a decrease of $0.08 per share compared to last year. The equity offering in March 2021 increased the weighted average shares outstanding by 2,875,000, which lowered basic and diluted earnings per share by $0.02 per share.

	Nine Months Ended September 30,
	2021		2020		Year-Over-Year Change
	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$799,804	100.0%	$717,956	100.0%	$81,848	11.4%
Cost of revenues	640,760	80.1%	588,628	82.0%	52,132	8.9%
Gross profit	159,044	19.9%	129,328	18.0%	29,716	23.0%
Selling, general and administrative expenses	95,651	12.0%	82,403	11.5%	13,248	16.1%
Operating income	63,393	7.9%	46,925	6.5%	16,468	35.1%
Other expenses, net	13,679	1.7%	13,167	1.8%	512	3.9%
Income before provision from income taxes	49,714	6.2%	33,758	4.7%	15,956	47.3%
Income tax (benefit) provision	(883)	(0.1)%	597	0.1%	(1,480)	(247.9)%
Net income	50,597	6.3%	33,161	4.6%	$17,436	52.6%
Net income attributable to redeemable non-controlling interest	(8,345)	(1.0)%	(2,593)	(0.4)%	(5,752)	221.8%
Net income attributable to common shareholders	$42,252	5.3%	$30,568	4.3%	$11,684	38.2%
Our results of operations for the nine months ended September 30, 2021 reflect year-over-year growth in terms of revenues, operating income, and net income attributable to common shareholders due to the following:
•Revenues: Revenues for the nine months ended September 30, 2021 increased over 2020 primarily due to a $51.2 million, or 10%, increase in our project revenue attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year and a $22.2 million, or 25%, increase in our energy asset revenue for the same reasons noted above.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. The increase in gross profit as a percentage of revenue increased as our revenue mix continued to shift towards our higher margin Energy Assets business.
•Selling, General and Administrative Expenses: SG&A expenses for the nine months ended September 30, 2021 increased over 2020 primarily due higher net salaries and benefits of $10.0 million for the same reasons noted previously, higher professional fees of $1.9 million and higher impairment charges of $0.9 million. SG&A in 2020 also included recoveries of fully-reserved bad debts of $1.1 million.
•Other Expenses, Net: Other expenses, net for the nine months ended September 30, 2021 increased over 2020 primarily due to higher mark to market losses realized from derivatives of $0.9 million, higher foreign currency transaction losses of $0.7 million, and lower government incentive income of $0.5 million partially offset by lower interest expenses of $1.8 million.
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
•Net Income and Earnings Per Share: For the nine months ended September 30, 2021 basic earnings per share was $0.83, an increase of $0.19 per share compared to 2020, and diluted earnings per share was $0.81, an increase of $0.19 per share compared to last year. The equity offering increased the weighted average shares outstanding by approximately 2,158,000, which lowered basic and diluted earnings per share by $0.04 per share. Earnings per share in the remaining quarter of this year will continue to be impacted because the weighted average shares outstanding in the year-to-date calculations will reflect a greater proportion of the 2,875,000 shares sold. The results for the nine months ended

September 30, 2021 and 2020 reflect non-cash downward adjustments of $8.3 million and $2.6 million, respectively, related to non-controlling interest activities.
Business Segment Analysis
Our reportable segments for the three and nine months ended September 30, 2021 were U.S. Regions, U.S. Federal, Canada and Non-Solar DG. On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 16 “Business Segment Information” for additional information about our segments.
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
U.S. Regions	$103,036	$93,724	$9,312	9.9%	$297,779	$269,138	$28,641	10.6%
U.S. Federal	96,654	118,303	(21,649)	(18.3)	289,068	271,539	17,529	6.5
Canada	11,631	12,263	(632)	(5.2)	34,148	32,690	1,458	4.5
Non-Solar DG	33,811	28,251	5,560	19.7	99,750	74,104	25,646	34.6
All Other	28,550	29,966	(1,416)	(4.7)	79,059	70,485	8,574	12.2
Total revenues	$273,682	$282,507	$(8,825)	(3.1)%	$799,804	$717,956	$81,848	11.4%
All financial result comparisons made below relate to both the three and nine month periods and are against the same prior year period unless otherwise noted.
•U.S. Regions: the increase is primarily due to an increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year, an increase in O&M revenue and higher energy asset revenue attributed to the growth and performance of our solar asset portfolio. Although revenues increased year-over-year, they were lower than anticipated due to supply chain and COVID-related delays that impacted material deliveries, labor and scheduling.
•U.S. Federal: the decrease for the three months ended September 30, 2021 is primarily due to a 21% decrease in project revenue due to the timing of revenue recognized as a result of the phase of active projects. The increase for the nine months ended September 30, 2021 is primarily attributable to similar timing considerations which benefited from accelerated timing of certain approvals and progress on customized equipment during the first half of the year.
•Canada: the decrease for the three months ended September 30, 2021 is primarily due to a $1.0 million decrease in project revenues partially offset by increases in energy asset and other revenues. The increase for the nine months ended September 30, 2021 is primarily due to favorable foreign exchange rates.
•Non-Solar DG: the increase is primarily attributed to higher energy asset revenues resulting from the continued growth of our operating portfolio, increased renewable gas production levels and higher pricing on RINs generated from certain non-solar distributed generation assets in operation.
•All Other: All other revenues for the three months ended September 30, 2021 decreased over 2020 primarily due to an $2.6 million decrease in project revenues as a result of the phase of active projects versus the prior year, partially offset by a $1.0 million increase in integrated-PV revenue. All other revenues for the nine months ended September 30, 2021 increased over 2020 primarily due to an increase in project revenues combined with favorable foreign exchange rates in the United Kingdom, as well as an increase in other revenue.

Income before Taxes and Unallocated Corporate Activity

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
U.S. Regions	$10,753	$7,336	$3,417	46.6%	$21,642	$16,576	$5,066	30.6%
U.S. Federal	15,150	16,121	(971)	(6.0)	38,262	33,160	5,102	15.4
Canada	341	446	(105)	(23.5)	1,007	741	266	35.9
Non-Solar DG	3,526	2,391	1,135	47.5	17,247	6,966	10,281	147.6
All Other	1,214	3,836	(2,622)	(68.4)	4,682	6,368	(1,686)	(26.5)
Unallocated corporate activity	(11,896)	(9,341)	$(2,555)	(27.4)	(33,126)	(30,053)	(3,073)	(10.2)
Income before taxes	$19,088	$20,789	$(1,701)	(8.2)%	$49,714	$33,758	$15,956	47.3%
•U.S. Regions: the increase is primarily due to the increase in revenues described above, lower interest expense and higher government incentive income, partially offset by higher net salaries and benefits.
•U.S. Federal: the decrease for the three months ended September 30, 2021 is primarily due to the decrease in revenues described above, as well as higher net salaries and benefits and depreciation and amortization. The increase for the nine months ended September 30, 2021 is due to higher revenues and lower interest expense partially offset by higher net salaries and benefits.
•Canada: the decrease for the three months ended September 30, 2021 is primarily due to lower revenues, partially offset by mark to market gains realized from derivatives compared to mark to market losses in 2020. The increase for the nine months ended September 30, 2021 is primarily due to the increase in revenues described above, mark to market gains realized from derivatives partially offset by higher project development costs.
•Non-Solar DG: the increase is primarily due to the higher contribution attributed to the increase in higher margin energy asset revenue described above partially offset by higher mark to market losses and impairment charges.
•All Other: the decrease for the three months ended September 30, 2021 is primarily due to lower revenues and SG&A in 2020 also included a recovery of a fully reserved bad debt of $1 million. The decrease for the nine months ended September 30, 2021 is due to higher project development costs, the 2020 recovery of bad debt partially offset by higher revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher net salaries and benefit costs and increased professional fees, partially offset by lower interest expenses.

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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our access to credit markets, will be sufficient to fund our operations through at least November 2022 and thereafter. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.
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
On June 22, 2021, we entered into an amendment to our senior secured revolving credit facility with three banks which increased the amount of the revolving commitment by the lenders under the credit facility from $115.0 million to $180.0 million. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.25 to 3.50, and decreased the Eurocurrency rate floor from 1% to 0%. At September 30, 2021, funds of $151.2 million were available for borrowing under this facility.
During the nine months ended September 30, 2021, a lender increased its commitment by the remaining $15.0 million available under a term loan and we received net proceeds of $14.8 million. The quarterly payments consist of $1.25 million in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. The balance of this term loan as of September 30, 2021 was $42.8 million.
During the nine months ended September 30, 2021, we also closed on $14.0 million in funding for four additional projects under a construction revolver and drew an additional $6.1 million for existing projects. The balance of this construction revolver at September 30, 2021 was $35.1 million and funds of $64.7 million were available for borrowing under this facility. We also have funds of $24.1 million available for borrowing under another construction revolver. In July 2021, two projects financed under this revolver failed to achieve commercial operations date (“COD”) on a timely basis; however, we received a limited waiver and an extension of COD for both projects from our lender, which cured the resulting event of default retroactively.
We also utilize long-term financing facilities, accounted for as failed sale lease-backs, to finance our energy assets. During the nine months ended September 30, 2021, we sold and leased back three energy assets for $31.1 million in cash under our August 2018 facility and at September 30, 2021, approximately $280.6 million remained available under this lending commitment. In July 2021, we entered into an amendment to our December 2020 long-term financing facility which increased our maximum commitment from $4.5 million to $23.6 million and extended the end date of the agreement to December 31, 2021.
In July 2021, we entered into $44.7 million non-recourse debt agreement with a group of lenders. The financing facility consists of gross proceeds of $40.7 million in 25-year 3.25% senior secured first lien fixed rate term notes (“Senior Notes”), gross proceeds of $4.1 million in 9-year floating rate senior secured second lien term notes, and a shelf facility of up to $60.0 million available until July 2024. There were no notes issued under the shelf facility as of September 30, 2021 and the lenders, in their sole discretion, have the right to approve or deny our funding requests.
We are required to make quarterly principal and interest payments as specified in the agreements. The Senior Notes require that the project’s debt service coverage ratio for both the historical 12-month and projected 12-month periods at the payment date equal or exceed 1.2 to 1.0. The agreement also requires us to maintain six months of scheduled payments of principal and interest as the minimum debt service reserve and to make additional principal prepayments based on project cash flows and certain other conditions through the earlier of maturity or when the principal balance is paid in full. At closing, we incurred $1.0 million in lender fees and debt issuance costs and in connection with the Senior Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $5.2 million, which is included in debt discount. The aggregate balance of these term notes as of September 30, 2021 was $37.4 million, net of unamortized debt discount and issuance costs.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In Thousands)	2021	2020	$ Change
Cash flows from operating activities	$(116,344)	$(83,789)	$(32,555)
Cash flows from investing activities	(150,100)	(127,602)	(22,498)
Cash flows from financing activities	261,267	205,499	55,768
Effect of exchange rate changes on cash	118	(465)	583
Total net cash flows	$(5,059)	$(6,357)	$1,298
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
Cash Flows from Operating Activities
Our cash flows from operating activities decreased from last year primarily due to an increase of $188.0 million in Federal ESPC receivables, compared to $160.2 million in 2020, which is consistent with the increase in our U.S. Federal revenues. Our operating cash flows reflect the Federal ESPC receivables as outflows as revenue is recognized during the construction or installation of projects and do not reflect any inflows from advances received from third-party lenders, which are recorded as cash inflows from financing activities. This was partially offset by higher net income of $50.6 million compared to $33.2 million last year.
Cash Flows from Investing Activities
During the nine months ended September 30, 2021 we invested $148.0 million in purchases of energy assets compared to $125.5 million in 2020.
We currently plan to invest approximately $70 million to $120 million in additional capital expenditures during the remainder of 2021, principally for the construction or acquisition of new renewable energy plants, the majority of which will be funded with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing in 2021 were net proceeds from our equity offering of $120.1 million, of which $80.0 million was used to pay our senior secured revolving credit facility, net proceeds from Federal ESPC projects and energy assets of $114.0 million and net proceeds from long-term debt financings of $118.2 million, partially offset by net payments on our senior secured revolving credit facility of $38.1 million and payments on long-term debt of $55.6 million.
Our primary sources of financing in 2020 were net proceeds received from Federal ESPC projects and energy assets of $196.0 million, net proceeds from our senior secured credit facility of $6.0 million, net proceeds from long-term debt financings of $40.6 million, partially offset by payments on long-term debt of $42.6 million.
We currently plan additional project financings of approximately $30 million to $80 million during the remainder of 2021 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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

Income Taxes
We have reviewed all tax positions taken as of September 30, 2021 and increased our liability by $0.2 million for uncertain state tax positions taken during the nine months ended September 30, 2021. Including this adjustment, we believe our current tax reserves are adequate to cover all known tax uncertainties. We are evaluating The American Rescue Plan Act of 2021 passed into law on March 11, 2021 and at this time do not believe it will have a material impact on our accounting for income taxes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2020 Annual Report.
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

Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. We caution you that the following important factor, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, in our 2020 Annual Report and in our June 30, 2021 Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law. You should, however, consult any further disclosure we make in our reports filed with the SEC.
The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order requiring all employers with federal government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of federal contracts, are fully vaccinated by December 8, 2021. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons.
In addition, on September 9, 2021, President Biden announced that he has directed OSHA to develop an emergency temporary statement (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA has not issued the ETS nor provided any additional information on its contents or requirements.
It is currently not possible to predict with certainty the impact the executive order or OSHA ETS will have on our workforce. As a federal government contractor, we are requiring all U.S. based employees, contractors and subcontractors that service or support our federal government contracts to be fully vaccinated by December 8, 2021. Employees who are not subject to this requirement and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate or by customers we serve. Our implementation of these requirements may result in attrition, including attrition of critically skilled workforce, and difficulty securing future workforce needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended September 30, 2021.

Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of September 30, 2021, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	November 2, 2021	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)