Form 10-K
period 2021-12-31
Ameresco, Inc.
filed 2022-03-01
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,929,538,589.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 25, 2022
Class A Common Stock, $0.0001 par value per share	33,724,309
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2022 annual meeting of stockholders are incorporated by reference into Part III.

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
These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Form 10-K and elsewhere in this Report. The forward-looking statements in this Form 10-K represent our views as of the date of this Report. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
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
Our core services include the development, design, arrangement of financing, construction, and installation of solutions that deliver measurable cost and energy savings while enhancing the operations, energy security, infrastructure, and resiliency of a facility. These solutions range from upgrades to a facility’s energy infrastructure to the development, construction, and operation of renewable energy plants. As a trusted sustainability partner, we are always on a mission to help customers lower their overall carbon footprint and reduce their environmental impact.
Our product independence coupled with our deep technical bench allows us to integrate best-in-class advanced technology solutions for the unique needs of each customer.
Drawing from decades of experience, we develop these tailored energy projects for federal, state, and local governments, educational and healthcare institutions, airports, public housing authorities, commercial/industrial customers, and utilities across North America and the U.K.
We have sourced and raised approximately $3.9 billion in project financing while delivering $11.2 billion in energy solutions since our inception. Our growth is driven by staying ahead of the curve and at the leading edge of innovation taking place in the energy sector, offering new products and services to new and existing customers. In 2020, we launched our first owned and operated wind power project in Ireland, that became our first renewable energy asset outside of North America.
Mergers and acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings, expand our geographical reach, and continue to be an important component to our growth strategy. Over the past three years, we have acquired businesses and energy assets under construction in Washington DC, Hawaii, Massachusetts, New York, Illinois, Connecticut, Ohio and Florida.
To best serve our expansive customer base, we have approximately 65 regional offices located throughout North America and the U.K. and more than 1,200 dedicated energy and business professionals with years of proven experience and a strong commitment to customer satisfaction. We offer our customers the resources needed to successfully plan, finance, execute and operate energy programs to create real, sustained economic and operating benefits to fulfill their unique requirements.

Our Services
Our portfolio of services aims to create value and provide energy efficient and renewable solutions to the organizations we serve in the pursuit of a sustainable future.
Energy Efficiency Measures & Upgrades
•Water management, efficiency and reclamation
•Renewable energy, storage & microgrids
•Heating, ventilation, cooling, building envelope
•Smart metering and controls
•Chillers and boilers
Renewable Energy, Storage & Microgrids
•Solar photovoltaic (“PV”)
•Combined heat and power (“CHP”) and co-generation plants
•Geothermal
•Renewable natural gas (“RNG”)
•Wind power
•Microgrid
•Battery storage
•EV charging infrastructure
•Hydrogen
Energy Infrastructure
•Smart building modernization and retrofits
•Design-build new construction
•Utilize a full range of technologies related to building systems, facility infrastructure, energy- and water-consuming systems
•Integrated project design and implementation
Energy Analytics & Supply
•Energy supply management
•Proprietary asset management software
•Energy procurement services
Operations & Maintenance (“O&M”)
•End-to-end technical guidance
•Skilled technicians to operate and maintain renewable energy systems
One of our core services is the development, design, engineering, and installation of projects (“Projects”) that reduce the energy and O&M costs of our customers’ facilities. These Projects generally include a variety of measures that incorporate innovative technology and techniques, customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, cooling and lighting systems, while enhancing the comfort and usability of the buildings.
We also offer the ability to incorporate analytical tools that provide improved building energy management capabilities and enable customers to identify opportunities for energy cost savings. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. Generally, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install defrays all or almost all of the cost of such measures. In many cases, we assist customers in obtaining third-party financing, grants, or rebates for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, designed to provide us with recurring revenue and visibility into the customer’s evolving needs.
In addition, we serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending on the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date consist of solar PV installations and plants constructed adjacent to landfills, that use landfill gas (“LFG”) to generate energy. We also design and build, and own, operate and maintain plants that utilize biogas from wastewater treatment processes. Our largest renewable energy project that we operate for a customer uses biomass as the primary source of energy. For information on how we finance the projects that we own and operate, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 9, “Debt and Financing Lease Liabilities” and Note 11, “Variable Interest Entities and Equity Method Investments” to our consolidated financial statements in Item 8 of this Report.
Our Lines of Business
Smart Energy Solutions Projects
Our Smart Energy Solutions Projects are primarily energy efficiency projects, which entail the design, engineering, and installation of an ever-increasing array of innovative technologies and techniques to improve the energy efficiency and control the operation, of a building’s energy- and water-consuming systems. In certain projects, we provide financing and design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy for a customer, as well as battery energy storage. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 30-month project to design and install a central plant or cogeneration system or other small-scale plant. Projects we have constructed or are currently working on include designing, engineering and installing energy conservation and resiliency measures across school buildings, large, complex energy conservation, and energy security projects for the federal government, and municipal-scale street lighting projects incorporating smart city controls.
O&M
After an energy efficiency or renewable energy project is completed, we often provide ongoing O&M services under multi-year contracts. These services offer end-to-end technical guidance and include operating, maintaining, and repairing facility energy systems, such as boilers, chillers, and building controls, as well as central power and small-scale plants. For larger projects, we frequently maintain staff on-site to perform these services. In addition to providing O&M services for our own projects, we also provide similar services on projects we did not construct for various customers.
Ameresco-owned Energy Assets
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
•battery storage
Most of our renewable energy assets to date have involved the generation and sale of:
•electricity from solar PV
•electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock
In the case of our biogas-fueled projects, we purchase biogas that otherwise would be combusted or vented, process it, and either use it as a renewable fuel source in our energy plants to produce and sell electricity and/or thermal, or sell it as a renewable fuel source to a third party. We also design and build, and operate and maintain facilities that process biogas into biomethane (or RNG) that can be transported, primarily through the nation’s natural gas pipeline grid or in some cases through tanker trucks, and sold to third parties. For Ameresco-owned and operated energy assets, we typically enter into long-term agreements with third parties for the sale of the energy produced by the facility.
As of December 31, 2021, we owned and operated 147 small-scale renewable energy plants and solar PV installations which generate electricity or deliver renewable gas fuel with a combined capacity of approximately 343 megawatt equivalents (“MWe”), and have energy assets in development and construction with a combined capacity of approximately 414 MWe.
The table below shows the type and number of plants we owned as of December 31, 2021:

Plants Owned and Operated	Quantity
Biogas: RNG	6
Biogas: non-RNG	22
Solar assets	116
Other	3
Total plants owned and operated	147
Other
Our service and product offerings also include photovoltaic solar energy products and systems (“integrated-PV”), consulting, and enterprise energy management services.
Customer Arrangements
Energy Savings Performance Contracts (“ESPCs”)
For our energy efficiency projects, we typically enter into ESPCs, under which we agree to develop, design, engineer and construct a project and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency, or operation of the specific equipment and systems we install. Our commitments generally fall into three categories:
•Pre-agreed energy reduction commitment: our customer reviews the project design in advance and agrees that, upon or shortly after completion of the installation of the specified equipment comprising the project, the commitment will have been met.
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
Under our contracts, we typically do not take responsibility for a wide variety of factors outside of our control and exclude or adjust for such factors in commitment calculations. These factors include, among others, variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, and the failure of the customer to operate or maintain the project properly. Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. Many of our equipment supply, local design, and installation subcontracts contain provisions that enable us to seek recourse against our vendors or subcontractors if there is a deficiency in our energy reduction commitment. See “We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract” in Item 1A, Risk Factors.
Federal Government Contracts, Indefinite Delivery, Indefinite Quantity (“IDIQ”) Agreements
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county, and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental customers. Most of the work that we perform for the federal government is performed under IDIQ agreements between government agencies and us. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our affiliates are currently parties to an IDIQ agreement with the U.S. Department of Energy (“DOE”) expiring in 2026. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration.
Payments by the federal government for energy efficiency measures are based on the services provided and the products installed but are limited to the savings derived from such measures, calculated in accordance with federal regulatory guidelines and the specific contract’s terms. The savings are typically determined by comparing energy use and other costs before and after the installation of the energy efficiency measures, adjusted for changes that affect energy use and other costs but are not caused by the energy efficiency measures.
Energy Supply Contracts
For projects involving the construction of a small-scale renewable energy plant that we own and operate, we generally enter into (i) long-term power purchase agreements (“PPAs”) to supply electricity, (ii) long-term energy supply agreements (“ESAs”) to supply medium British Thermal Unit (“BTU”) biogas or thermal energy, or (iii) gas purchase agreements (“GPAs”) to supply RNG to a third party. These third parties include, but are not limited to, brokers, traders, utilities, municipalities, industrial facilities, or other large purchasers of energy. The rights to use the site for the plant and the purchase of raw feedstock fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in Item 1A, Risk Factors.

Our Business Segments
Our reportable business segments for the year ended December 31, 2021 were as follows:
•U.S. Regions
•U.S. Federal
•Canada
•Non-Solar Distributed Generation (“Non-Solar DG”)
•All Other
On January 1, 2021, we changed the structure of our internal organization and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes. Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services which include the construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services. Our Non-Solar DG segment sells electricity, thermal, processed renewable gas fuel, or biomethane produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and operate, as well as O&M services for customer owned small-scale plants. Our U.S. Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers enterprise energy management services, consulting services, and the sale of solar PV energy products and systems which we refer to as integrated-PV.
The table below shows the percentage of revenues by segment for the last three years:

	2021	2020	2019
% of Revenues by Segment (1)
U.S. Regions	43.5%	39.2%	42.6%
U.S. Federal	32.3%	36.6%	33.2%
Canada	4.1%	4.6%	4.4%
Non-Solar DG	11.3%	10.3%	9.8%
All Other	8.8%	9.3%	10.0%
Total revenues	100.0%	100.0%	100.0%

(1) See Note 3 “Revenue from Contracts with Customers” for our disaggregated revenue and Note 20 “Business Segment Information” for additional information.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational, and technical needs. The sales, design and construction process for energy efficiency and renewable energy projects recently has been averaging from 18 to 54 months. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, digital campaigns, telemarketing, and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2021, we had 179 employees in direct sales.
In preparation for a proposal, our team typically conducts a preliminary audit of the customer’s needs and requirements and identifies areas to enhance efficiencies and reduce costs. We collect and analyze the customer’s utility bill and other data related to energy use. If the bills are complex or numerous, we often utilize our proprietary enterprise energy management software tools to scan, compile and analyze the information. Our experienced engineers visit and assess the customer’s current energy systems and infrastructure. Through our knowledge of the federal, state, and local governmental and utility environments, we assess the availability of energy, utility or environmental-based payments for usage reductions or renewable power generation, which helps us optimize the economic benefits of a proposed project for a customer. Once awarded a project, we perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project and final contract terms.
For renewable energy plants that are not built or located on a customer’s site or use sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy and obtaining necessary rights and governmental permits to develop a plant on that site. For example, for LFG projects, we start with gaining control of an LFG resource located close to the prospective customer. For solar and wind projects, we look for sites where utilities are interested in purchasing renewable energy power at rates that are sufficient to make a project feasible. Where governmental agencies control the site and resource, such as a landfill owned by a municipality, the customer may be required to issue an RFP to use the site or resource. Once we believe we are likely to obtain the rights to the site and the resource, we seek customers for the energy output of the potential project, with whom we can enter into a long-term PPA.
Customers
We strive to be a trusted sustainability partner creating valued, single-sourced, efficient energy solutions delivered with passion, expertise, teamwork, and a relentless focus on customer satisfaction.
Our customers choose to prioritize efficiency and the development of clean, green energy sources and our solutions are customized to serve the specific needs of each customer and meaningfully reduce or offset their carbon footprint. From energy conservation through a variety of measures to the generation of green, renewable power, our customers and their communities reap the benefits of reducing energy consumption, costs, and associated carbon emissions.
In 2021, we served customers throughout the United States, Canada, the U.K., and Greece and approximately 67.0% of our revenues were derived from federal, state, provincial, or local government entities, including public housing authorities and public universities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government is considered a single customer and segment for reporting purposes (see table above under “Our Segments”). For the year ended December 31, 2021, our largest 20 customers accounted for approximately 64.0% of our total revenues. Other than the U.S. federal government, one customer represented 10.2% of our revenues during this period.
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting and “The loss of one of our significant customers or our failure to perform our contract with that customer in accordance with its terms could adversely affect us” in Item 1A, Risk Factors for further discussion.
Competition
While we face significant competition from a large number of companies, we believe that few offer the objective technical expertise and full range of services we do.
Our principal competitors include:
•Smart Energy Solutions: Constellation Energy Group, Inc. (an Exelon company), Energy Systems Group, Honeywell, Johnson Controls, NORESCO (a unit of Carrier Global Corporation), Schneider Electric, Siemens Building Technologies, and Trane Technologies (an Ingersoll-Rand company). We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
•Renewable energy plants: many large independent power producers and utilities, as well as a large number of developers of renewable energy projects.
•LFG market: primarily large, national project developers and owners of landfills who self-develop projects using LFG from their own landfills.
•Solar PV market: Borrego Solar Systems, BlueWave Solar, Citizens Energy Group, Clean Energy Collective, Nexamp Inc., SunPower Corp., Solect Energy, and Syncarpha Capital. We compete for renewable energy projects primarily on the basis of our experience, reputation, and ability to identify and complete high quality and cost-effective projects.
•O&M services: EMCOR Energy Services, Comfort Systems USA, Honeywell, Johnson Controls, and Veolia. In this area, we compete primarily on the basis of our expertise and quality of service.
See “We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenues, growth rates, and market share” in Item 1A, Risk Factors for further discussion of competition.
Regulatory
Various regulations affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government.
Our projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial, and local permits are required to construct an energy efficiency project or renewable energy plant.

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
If we pursue projects employing different technologies or with a single project electrical capacity greater than 20 megawatts, we could become subject to some of the regulatory schemes which do not apply to our current projects. In addition, the state, provincial, and federal regulations that govern qualifying facilities and other power sellers frequently change, and the effect of these changes on our business cannot be predicted.
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
Some of the demand reduction services we provide for utilities and institutional customers are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state, or provincial interconnection and federal reliability standards also set forth in utility tariffs. These tariffs specify rules, business practices, and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state, provincial, or federal regulatory commissions.
See our section entitled “Risks related to Regulations or Governmental Actions” in Item 1A, Risk Factors.
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
As of December 31, 2021, we had a total of 1,272 employees based in 46 states, the District of Columbia, four Canadian provinces, and three office locations throughout the U.K.
Philanthropic Activities
We actively participate in philanthropic activities that support our local communities and provide an opportunity for dynamic team building. During 2021, our employees were encouraged to use paid community service days to donate time and creative energy to the organizations that touch them personally and to give back to the environment and their communities.
Diversity, Equity, Inclusion and Justice
We welcome, support, and celebrate unique ways of thinking. We believe innovation demands diversity of thought, and Ameresco has done well by welcoming and celebrating employees from diverse backgrounds. We are proud to be an equal opportunity workplace and an Affirmative Action employer.
To educate, support, and promote the culture of diversity, equity, inclusion and justice at Ameresco, diversity in the workplace is discussed at all levels in the organization. Annual diversity in the workplace training is rolled out to all Ameresco employees.

This comprehensive training is critical to ensuring we are focused on educating our teams and fostering a culture that is all-inclusive.
Recruiting is a key element in our commitment to diversity, equity, inclusion and justice. Our talent team focuses on attracting and recruiting a diverse workforce by partnering with organizations such as the National Society of Women in Construction, Browning The Green Space, New England Women in Energy and the Environment, Hire Heroes USA, and Dolce Center for Advancement of Veterans and Service Members.
We have demonstrated meaningful growth over the last five years in the number and percentage of employees from diverse backgrounds, with these classes representing 43% of all employees as of December 31, 2021. In addition, we have a 39% rolling three-year average of diverse promotions among all promotions throughout Ameresco. In 2021, 37% of all management position promotions were employees with diverse backgrounds. Diverse backgrounds include women, ethnicity, veterans, and individuals with a disability. This data represents U.S. employees only due to personal information privacy regulations in Canada and Europe.
Benefits with a Purpose
The health, safety, and well-being of our employees continues to be a top priority at Ameresco. In addition to competitive salaries, we are committed to regularly evaluating a competitive benefits portfolio, striving to provide resources to our employees that assist with work-life balance.
While employee healthcare costs and access to a wide variety of doctors have always been at the top of our criteria list, we also focused our 2022 benefit renewal objectives on expanding our mental health and well-being offerings. We wanted to ensure our employees have a variety of help and resources available, offered in platforms and services they felt comfortable using, should they need it.
In addition, we offered a comprehensive Employee Assistance Plan to all Ameresco employees and their family members should they need assistance with any life planning matters. And in support of some of the new applications and corporate programs, we rolled out memberships to Care.com, Gympass, and the Headspace mobile app.
Energy Outside the Office
Whether it is through our philanthropic activities, our quest to provide an inclusive culture, or our focus on the well-being of our people, Ameresco benefits from the open communication seen between our employees. We encourage activities outside of our offices to enhance the employee experience. While the COVID-19 pandemic continues to present challenges for in-person gatherings, our employees have continued to find creative ways to interact virtually and in-person with proper safety protocols in place.
Career Advancement
Ameresco strives to implement creative ways for our employees to support career advancement. To facilitate our employees’ career development with a focus on retention, we have improved on the frequency of career path discussions, training, and succession planning. Career path training was offered to all employees in 2021 and we intend to continue it in the coming years. The career path discussions identified specific training programs, mentorship opportunities, continued degree programs and certification programs – all of which will provide the tools necessary to assist our employees in their career development.
When it comes to the innovative solutions that we deliver to our customers, it is critical for the Ameresco team to be at the forefront. Every month our Corporate Marketing Team hosts a Center of Excellence in Advance Technology training session available to all employees. Each session features a different topic to cover various aspects of Ameresco’s solution portfolio and is presented by our internal subject matter experts. All employees are encouraged to attend live and participate in the Q&A.
In 2021, we invested in a Learning Management System (“LMS”) in our Workday Enterprise Management platform to centralize and have the capability to measure development metrics such as training hours per employee. The new LMS system allows for easy access to training materials and more frequent training as needed.
We provide a tuition reimbursement program to support career development within our organization. In addition, we support employee growth by investing in career advancing certification programs for our employees.
For more information on our initiatives noted above, please see our 2021 Environmental, Social and Governance Report which is available at www.ameresco.com.

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
Additional Information
Periodic reports, proxy statements, and other information are available to the public, free of charge, on our website, www.ameresco.com, as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission (“SEC”), and through the SEC’s website, www.sec.gov. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Report.
Executive Officers
The following is a list of our executive officers, their ages as of February 25, 2022 and their principal positions:

Name	Age	Position (s)
George P. Sakellaris	75	Chairman of the Board of Directors, President, and Chief Executive Officer
Michael T. Bakas	53	Executive Vice President, Distributed Energy Systems
Nicole A. Bulgarino	49	Executive Vice President and General Manager, Federal Solutions
David J. Corrsin	63	Executive Vice President, General Counsel, and Secretary and Director
Robert Georgeoff	57	Executive Vice President, South Region
Britta MacIntosh	54	Senior Vice President, Western Region and U.K. and Europe Operations
Louis P. Maltezos	55	Executive Vice President, Central Region and Canada Operations
Spencer Doran Hole	53	Executive Vice President and Chief Financial Officer
Mark A. Chiplock	52	Senior Vice President of Finance and Chief Accounting Officer
Lauren K. Todd	46	Senior Vice President, Human Resources and Operations
George P. Sakellaris: Mr. Sakellaris has served as chairman of our board of directors and our president and chief executive officer since founding Ameresco in 2000.
Michael T. Bakas: Mr. Bakas has served as our executive vice president, distributed energy systems, since November 2017. Prior to this, Mr. Bakas served in various capacities with our company since 2000, including as our senior vice president, renewable energy, from March 2010 to November 2017.
Nicole A. Bulgarino: Ms. Bulgarino has served as our executive vice president and general manager of federal solutions since May 2017. Prior to this, Ms. Bulgarino served in various capacities with our company since 2004, including as our senior vice president and general manager of federal solutions from May 2015 to May 2017.
David J. Corrsin: Mr. Corrsin has served as our executive vice president, general counsel, and secretary, as well as a director, since 2000.
Robert Georgeoff: Mr. Georgeoff has served as our executive vice president, south region, since February 2021. Prior to this, Mr. Georgeoff served in various management capacities with our company since 2011, including as vice president, south region and President at Ameresco Southwest, a subsidiary of Ameresco, from August 2011 through February 2021.
Britta MacIntosh: Ms. MacIntosh has served as our senior vice president of the west region and UK & Europe operations since July 2020. Prior to this, Ms. MacIntosh served as our vice president of U.K. operations from February 2016 to July 2020.
Louis P. Maltezos: Mr. Maltezos has served as executive vice president since April 2009 and oversees central region and Canada operations. Prior to this, Mr. Maltezos served in various management capacities with our company since 2004, including as vice president and general manager of our Midwest regions from June 2004 to April 2009.
Spencer Doran Hole: Mr. Hole has served as our executive vice president and chief financial officer since February 2022 and served as senior vice president and chief financial officer since July 2019. Prior to joining Ameresco, Mr. Hole served as chief executive officer, North America and Group vice president - strategy at ReneSola Ltd., a manufacturer and supplier of green energy products, since November 2017 and served as the chief financial officer for the US division of ReneSola since December 2016.
Mark A. Chiplock: Mr. Chiplock has served as senior vice president of finance and chief accounting officer since February 2022 and served as vice president of finance and chief accounting officer since July 2019. Prior to this, Mr. Chiplock served as our interim chief financial officer and treasurer from October 2018 through July 2019 and as our corporate controller from June 2014 to December 2019.
Lauren K. Todd: Ms. Todd has served as senior vice president, human resources and operations since May 2021. Prior to this, Ms. Todd served in various capacities with our company since 2012, including as vice president, human resources and operations from April 2016 to May 2021.

Item 1A. Risk Factors
We face many risks. If any of the events or circumstances described below actually occur, we and our businesses, financial condition or results of operations could suffer, and the trading price of our Class A Common Stock could decline. Our current and potential investors should consider the following risks and the information contained under the heading “Cautionary Note Regarding Forward-Looking Statements” before deciding to invest in our securities.
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
The sales, design, and construction process for energy efficiency and renewable energy projects recently has been taking from 18 to 54 months on average, with sales to federal government and housing authority customers tending to require the longest sales processes. Our sales cycle has been further lengthened as a result of the impacts of the COVID-19 pandemic. We cannot predict the timeline of the COVID-19 pandemic and, therefore, cannot predict the timeline for our selling cycle in the current conditions. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes related to our services. Our customers often use outside consultants and advisors, which contributes to a longer sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a favorable site for solar PV, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2021 and 2020, we had backlog of approximately $1,509.3 million and $895.7 million, respectively, in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1,542.8 million and $1,318.7 million, respectively. As of December 31, 2021 and 2020, we had O&M backlog of approximately $1,131.7 million and $1,131.1 million, respectively. Our O&M backlog represents expected future revenues under signed multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
Development, installation, and construction of our energy efficiency and renewable energy projects, and operation of our renewable energy projects, entails many risks, including:
•failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule,
•failure to obtain all necessary rights to land access and use,
•failure to receive quality and timely performance of third-party services,
•increases (including as a result of inflation) in the cost of labor, equipment, and commodities needed to construct or operate projects,
•permitting and other regulatory issues, license revocation, and changes in legal requirements,
•shortages of equipment or skilled labor,
•unforeseen engineering problems,
•failure of a customer to accept or pay for renewable energy that we supply,
•weather interferences, catastrophic events including fires, explosions, earthquakes, droughts, and acts of terrorism; and accidents involving personal injury or the loss of life,
•health or similar issues, a pandemic, or epidemic, such as COVID-19,
•labor disputes and work stoppages,
•mishandling of hazardous substances and waste, and other events outside of our control.
Any of these factors could give rise to construction delays and construction and other costs in excess of our expectations. We have, for example, experienced disruptions in development, installation and construction as a result of COVID-19 and the related quarantines, facility closures, and supply chain, travel and logistics challenges, and we may continue to experience such disruptions. In addition, the impacts of climate change have caused us to experience more frequent and severe weather interferences, and this trend may continue. These factors and events could prevent us from completing construction of our projects, cause defaults under our financing agreements or under contracts that require completion of project construction by a certain time, cause projects to be unprofitable for us, or otherwise impair our business, financial condition and operating results.
A significant decline in the fiscal health of federal, state, provincial, and local governments could reduce demand for our energy efficiency and renewable energy projects.
Historically, including for the years ended December 31, 2021 and 2020, more than 67% of our revenues have been derived from sales to federal, state, provincial, or local governmental entities, including public housing authorities and public universities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.
Provisions in our government contracts may harm our business, financial condition and operating results.
A significant majority of our fully-contracted backlog and awarded projects is attributable to customers that are governmental entities. Our contracts with the federal government and its agencies, and with state, provincial, and local governments, customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•terminate existing contracts, in whole or in part, for any reason or no reason,
•reduce or modify contracts or subcontracts,
•decline to award future contracts if actual or apparent organizational conflicts of interest are discovered, or to impose organizational conflict mitigation measures as a condition of eligibility for an award,
•suspend or debar the contractor from doing business with the government or a specific government agency, and
•pursue criminal or civil remedies under the False Claims Act, False Statements Act, and similar remedy provisions unique to government contracting.
Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In most of our contracts with the federal government, the government has agreed to make a payment to us in the event that it terminates the agreement early. The termination payment is designed to compensate us for the cost of construction plus financing costs and profit on the work completed.
In ESPCs for governmental entities, the methodologies for computing energy savings may be less favorable than for non-governmental customers and may be modified during the contract period. We may be liable for price reductions if the projected savings cannot be substantiated. In addition to the right of the federal government to terminate its contracts with us, federal government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a September 30 fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major Governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. Similar practices are likely to also affect the availability of funding for our contracts with Canadian, as well as state, provincial, and local government entities. If one or more of our government contracts were terminated or reduced, or if appropriations for the funding of one or more of our contracts is delayed or terminated, our business, financial condition and operating results could be adversely affected.
The projects we undertake for our customers generally require significant capital, which our customers or we may finance through third parties, and such financing may not be available to our customers or to us on favorable terms, if at all.
Our projects for customers are typically financed by third parties. For small-scale renewable energy plants that we own, as well as certain larger projects for customers, such as the battery storage project with SCE, we typically rely on a combination of our working capital and debt to finance construction costs. If we or our customers are unable to raise funds on acceptable terms when needed or if we do not have sufficient working capital or availability under our existing financing arrangements, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Delays in customer projects could also subject us to claims by customers. The terms of financing arrangements that we may enter into, including increases in interest rates as compared to historical rates, could impact the profitability of our projects. Furthermore, any inability by us or our customers to raise the funds necessary to finance our projects or construction costs could materially harm our business, financial condition, and operating results.
The loss of Southern California Edison Company (“SCE”), which is one of our most significant customers, or our failure to perform on our contract with that customer in accordance with its terms could adversely affect us.
We expect that a material portion of our revenue for 2022 will be generated from our design and build of battery energy storage system facilities for SCE under our Turnkey Engineering, Procurement, Construction and Maintenance Agreement and the underlying purchase orders dated as of October 21, 2021 (the “SCE Agreement”) with SCE. The SCE Agreement and related purchase orders obligate us to achieve certain substantial completion milestone dates (as they may be extended) for the facilities no later than August 1, 2022, and for at least two years thereafter meet specified availability and capacity guarantees. The SCE Agreement also requires us to expend significant capital, and if we are unable to fund such capital needs on acceptable terms, on a timely basis, or at all, this could adversely impact the construction timeline under the agreement. If we fail to satisfy these milestone obligations or fail to meet the availability and capacity guarantees, we may be subject to liquidated damages and under certain circumstances SCE may have a right to terminate the agreement. The requirement to pay liquidated damages or the loss of business from SCE could have a material adverse effect on our reputation, business or results of operations.
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
Successful completion of a particular project may be adversely affected by numerous factors, including: failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements; failures or delays in obtaining necessary permits, licenses, or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners; uncertainties relating to land costs for projects; unforeseen engineering problems; access to available transmission for electricity generated by our small-scale renewable energy plants; construction delays and contractor performance shortfalls; work stoppages or labor disruptions and compliance with labor regulations; cost over-runs; availability of products and components from suppliers; adverse weather conditions; environmental, archaeological and geological conditions; and availability of construction and permanent financing.
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
Most of our revenues are derived under multi-year or long-term contracts with our customers, and our revenues are therefore dependent to a large extent on the creditworthiness of our customers. During periods of economic downturn, our exposure to credit risks from our customers’ increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Our reliance on one or a few customers for a material portion of our revenue further exacerbates this risk. In the event of non-payment by one or more of our customers, our business, financial condition and operating results could be adversely affected.
Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.
We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, and climates that experience extreme weather events, such as wildfires, storms, or flooding, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects. We, our subcontractors and other third parties have been impacted by the global supply chain delays as well as quarantine and other restrictions imposed because of the COVID-19 pandemic. This has resulted in and may continue to result in delays in our ability to provide our services and complete our projects in a timely manner. In addition, some of the third parties we engage for our design, construction and operation projects operate internationally and our reliance on their products and services may be impacted by economic, political, and labor conditions in those regions as well as the uncertainty caused by the evolving relations between the United States and these regions, including China.
If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranty and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products and components, which could have a material adverse effect on our business, financial condition, and operating results. Moreover, any delays, malfunctions, inefficiencies, or interruptions in these products or services could adversely affect the quality and performance of our solutions and require considerable expense to establish alternate sources for such products and services. This could cause us to experience difficulty retaining current customers and attracting new customers, and could harm our brand, reputation, and growth.

We may have liability to our customers under our ESPCs if our projects fail to deliver the energy use reductions to which we are committed under the contract.
For our energy efficiency projects, we typically enter into ESPCs under which we commit that the projects will satisfy agreed-upon performance standards appropriate to the project. These commitments are typically structured as guarantees of increased energy efficiency that are based on the design, capacity, efficiency, or operation of the specific equipment and systems we install. Our commitments generally fall into three categories: pre-agreed, equipment-level and whole building-level. Under a pre-agreed efficiency commitment, our customer reviews the project design in advance and agrees that, upon or shortly after completion of installation of the specified equipment comprising the project, the pre-agreed increase in energy efficiency will have been met. Under an equipment-level commitment, we commit to a level of increased energy efficiency based on the difference in use measured first with the existing equipment and then with the replacement equipment upon completion of installation. A whole building-level commitment requires future measurement and verification of increased energy efficiency for a whole building, often based on readings of the utility meter where usage is measured. Depending on the project, the measurement and verification may be required only once, upon installation, based on an analysis of one or more sample installations, or may be required to be repeated at agreed upon intervals generally over periods of up to 25 years.
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
Typically, our performance commitments apply to the aggregate overall performance of a project rather than to individual energy efficiency measures. Therefore, to the extent an individual measure underperforms, it may be offset by other measures that overperform during the same period. In the event that an energy efficiency project does not perform according to the agreed-upon specifications, our agreements typically allow us to satisfy our obligation by adjusting or modifying the installed equipment, installing additional measures to provide substitute energy savings, or paying the customer for lost energy savings based on the assumed conditions specified in the agreement. However, we may incur additional or increased liabilities or expenses under our ESPCs in the future. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition, or operating results. In addition, any disputes with a customer over the extent to which we bear responsibility to improve performance or make payments to the customer may diminish our prospects for future business from that customer or damage our reputation in the marketplace.
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
The success of our business and construction projects depends in large part on the skill of our personnel and on trade labor resources, including with certain specialty subcontractor skills. Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project. Either of these circumstances may have an adverse effect on our business, financial condition, and operating results, harm our reputation among and relationships with our customers and cause us to curtail our pursuit of new projects.
Our future success is particularly dependent on the vision, skills, experience, and effort of our senior management team, including our executive officers and our founder, principal stockholder, president, and chief executive officer, George P. Sakellaris. If we were to lose the services of any of our executive officers or key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.
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
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenues, growth rates, and market share.
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us and could focus their substantial financial resources to develop a competitive advantage. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.
Our small-scale renewable energy plants may not generate expected levels of output.
The small-scale renewable energy plants that we construct and own are subject to various operating risks that may cause them to generate less than expected amounts of processed biogas, electricity, or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, such as biogas or biomass; or a faster than expected diminishment of such supply. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we have in the past, and could in the future, incur material asset impairment charges if any of our renewable energy plants incur operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.
We have not entered into long-term offtake agreements for a portion of the output from our small-scale renewable energy plants and a portion of the related renewable identification numbers (“RINs”) are not subject to long term contracts.
We have not entered into long-term offtake agreements for a portion of the output from our small-scale renewable energy plants, particularly RNG and non-RNG plants, and we may sell portions of the processed RNG, medium-BTU gas or electricity produced by the facility at wholesale prices, which are exposed to market fluctuations and risks. Similarly, we have not entered into long-term agreements with respect to the RINs for which the production and sale of such biofuel may qualify. The failure to sell such processed RNG, medium-BTU gas, electricity, or the related RINs at a favorable price, or at all could have a material adverse effect on our business and operating results.
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
We plan to expand our business in part through future acquisitions and joint ventures, but we may not be able to identify or complete suitable acquisitions.
Historically, acquisitions have been a significant part of our growth strategy. We plan to continue to use acquisitions of companies or assets and co-investments with third parties using joint ventures to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management, increase our product and service offerings and add to our energy producing asset portfolio. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition or joint venture candidates or partners, reach agreement with targets on acceptable terms or arrange required financing for acquisitions or joint ventures on acceptable terms. In addition, the time and effort involved in identifying acquisition or joint venture candidates and consummate transactions may divert the attention and efforts of members of our management from the operations of our company.
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
In response to such charges and costs and other market factors, we may be required to implement restructuring plans in an effort to reduce the size and cost of our operations and to better match our resources with our market opportunities. As a result of such actions, we would expect to incur restructuring expenses and accounting charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition, and results of operations. These include potential disruption of our operations, the development of our small-scale renewable energy projects and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense. See also Note 2, “Summary of Significant Accounting Policies” and Note 5, “Goodwill and Intangible Assets, Net”, to our consolidated financial statements appearing in Item 8 of this Report.
Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results, and our use of joint ventures could expose us to additional risks and liabilities.
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
Furthermore, the use of joint ventures can result in additional risks as a result of our holding non-controlling interests in or having shared responsibility for managing the affairs of the joint venture. For example, our joint venture partners may have economic and business interests that are inconsistent with ours, we may lack sole decision-making authority, and disputes between us and our joint venture partners could subject us to litigation and increased expenses. These factors could have a material adverse effect on our business, financial condition, and operating results.
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
We generate a portion of our revenues from operations outside of the United States, mainly in Canada and the United Kingdom. International expansion is one of our growth strategies, and we expect our revenues and operations outside of the United States will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada and the United Kingdom, including:
•building and managing a highly experienced foreign workforce and overseeing and ensuring the performance of foreign subcontractors,
•increased travel, infrastructure and legal and compliance costs associated with multiple international locations,
•additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment,
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States,
•increased exposure to foreign currency exchange rate risk,
•longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable,
•difficulties in repatriating overseas earnings,
•international and regional economic, political and labor conditions in the countries in which we operate, including the uncertainty caused by the United Kingdom’s departure from the European Union (Brexit) on January 31, 2020 and the effects of the Trade and Cooperation Agreement between the European Union and the United Kingdom signed on December 30, 2020, and the uncertainty caused by the evolving relations between the United States and China; and
•political unrest, war, incidents of terrorism, pandemics, or responses to such events, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.
Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social, and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales, and increase our costs, thus adversely affecting our business, financial condition and operating results. Some of our third-party business partners have international operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed.
Risks related to Regulations or Governmental Actions
Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business.
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and

provide us with tax and other incentives that reduce our costs or increase our revenues. Without this support, on which projects frequently rely for economic feasibility, our ability to complete projects for existing customers and obtain project commitments from new customers could be adversely affected. Due to the uncertainty in the regulatory and legislative processes, we cannot determine the effect such legislation and regulation may have on our products and operations.
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
We also own and operate renewable natural gas plants that may deliver biofuels into to the nation’s natural gas pipeline grid. Such biofuel may qualify for certain environmental attribute mechanisms, such as RINs which are used for compliance purposes under the Renewable Fuel Standard (“RFS”) program. The RFS is a U.S. federal policy that requires transportation fuel to contain a minimum volume of renewable fuel. The U.S. Environmental Protection Agency (“EPA”) administers the RFS program and may periodically undertake regulatory action involving the RFS, including annual volume standards for renewable fuel. Some of our biofuel may also qualify for various state incentives, such as the Low Carbon Fuel Standard (“LCFS”), the pricing or availability of which may fluctuate.
We sometimes seek to sell forward a portion of our SRECs and other environmental attributes under contracts to fix the revenues from those attributes for financing purposes or hedge against future declines in prices of such environmental attributes. If our renewable energy facilities do not generate the amount of renewable energy attributes sold under such forward contracts or if for any reason the renewable energy we generate does not produce SRECs or other environmental attributes for a particular state, we may be required to make up the shortfall of SRECs or other environmental attributes under such forward contracts through purchases on the open market or make payments of liquidated damages. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources and changes in state laws or regulation relating to RECs may adversely affect the availability of RECs or other environmental attributes and the future prices for RECs or other environmental attributes, which could have an adverse effect on our business, financial condition, and results of operations.
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
Our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. That Act made changes to the way the deduction is calculated. If those changes result in lower levels of energy efficiency improvements, it could impact the deduction available and the tax rate.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2018 through 2021 are subject to audit by federal, state and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.

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
The design, construction, and operation of our energy efficiency and small-scale renewable energy projects require various governmental approvals and permits and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our ability to develop that project or increase the cost so substantially that the project is no longer attractive to us. We have experienced delays in developing our projects due to delays in obtaining permits and may experience delays in the future. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for that project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Further, the continued operations of our projects require continuous compliance with permit conditions. This compliance may require capital improvements or result in reduced operations. Any failure to procure, maintain and comply with necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.
In addition, the projects we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county, and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between a government agency and us or a subsidiary. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries and affiliates are currently party to an IDIQ agreement with the U.S. Department of Energy expiring in 2026. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. If we are unable to maintain or renew our IDIQ qualification under the U.S. Department of Energy program for ESPCs, or similar federal or state qualification regimes, our business could be materially harmed.
Many of our small-scale renewable energy projects are, and other future projects may be, subject to or affected by U.S. federal energy regulation or other regulations that govern the operation, ownership, and sale of the facility, or the sale of electricity from the facility.
PUHCA and the FPA regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, all of our current small-scale renewable energy projects are small power “qualifying facilities” (facilities meeting statutory size, fuel, and filing requirements) that are exempt from regulations under PUHCA, most provisions of the FPA and state rate and financial regulation. None of our renewable energy projects are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission (“FERC”) under the FPA, but certain of our projects that are under construction or development could become subject to such regulation in the future. Also, we may acquire interests in or develop generating projects that are not qualifying facilities. Non-qualifying facility projects would be fully subject to FERC corporate and rate regulation, and would be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity, and ancillary services, which requires substantial disclosures to and discretionary approvals from FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at negotiated, or market-based, rates if FERC determines that we can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, many public utilities (including any non-qualifying facility generator in which we may invest) are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to civil penalties or other risks.
All of our wholesale electric power sales are subject to certain market behavior rules. These rules change from time to time, by virtue of FERC rulemaking proceedings and FERC-ordered amendments to utilities’ or power pools’ FERC tariffs. If we are deemed to have violated these rules, we will be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of our market-based rate authority, as well as potential criminal and civil penalties. If we were to lose market-based rate authority for any non-qualifying facility project we may acquire or develop in the future, we would be required to obtain FERC’s acceptance of a cost-based rate schedule and could become subject to, among other things, the burdensome accounting, record keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules. This could have an adverse effect on the rates we charge for power from our projects and our cost of regulatory compliance. Wholesale electric power sales are subject to increasing regulation. The terms and conditions for power sales, and the right to enter and remain in the wholesale electric sector, are subject to FERC oversight. Due to major regulatory restructuring initiatives at the federal and state levels, the U.S. electric industry has undergone substantial changes over the past decade. We cannot predict the future design of wholesale power markets, or the ultimate effect ongoing regulatory changes will have on our business. Other proposals to further regulate the sector may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the movement towards competitive markets.
If we become subject to additional regulation under PUHCA, FPA, or other regulatory frameworks, if existing regulatory requirements become more onerous, or if other material changes to the regulation of the electric power markets take place, our business, financial condition, and operating results could be adversely affected.
Changes in utility regulation and tariffs could adversely affect our business.
Our business is affected by regulations and tariffs that govern the activities and rates of utilities. For example, utility companies are commonly allowed by regulatory authorities to charge fees to some business customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of taking advantage of our services and make them less desirable, thereby harming our business, financial condition, and operating results. Our current generating projects are all operated as qualifying facilities. FERC regulations under the FPA confer upon these facilities key rights to interconnection with local utilities and can entitle qualifying facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these federal laws and regulations could increase our regulatory burdens and costs and could reduce our revenues. State regulatory agencies could award renewable energy certificates or credits that our electric generation facilities produce to our power purchasers, thereby reducing the power sales revenues we otherwise would earn. In addition, modifications to the pricing policies of utilities could require renewable energy systems to charge lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures.
Some of the demand-reduction services we provide for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state, or provincial interconnection and federal reliability standards that are also set forth in utility tariffs. These tariffs specify rules, business practices, and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state and federal regulatory commissions. These tariffs change frequently, and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which we render service to our customers.
The Securities and Exchange Commission’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses could result in a restatement of our consolidated financial statements, investment in remediation of our internal controls, sanctions, or penalties, distraction of our management, and litigation from third parties, each of which could adversely affect or cause variability in our financial results.
We are cooperating with requests by the staff of the United States Securities and Exchange Commission, or SEC, for information with respect to revenue recognition for our software-as-a-service businesses during the period beginning January 1, 2014 The Audit Committee of our Board of Directors is overseeing a review by our outside counsel of our software-as-a-service revenue recognition, including review procedures with respect to the revenue recognized during the period from 2018 to September 30, 2020. Although, our review to date has not identified material misstatements of our financial results, the SEC’s inquiry is not complete, and there can be no assurance that SEC will not reach a contrary conclusion. In that event, we may be required to restate previously filed financial statements and invest in remediation of our internal controls; the SEC or another regulator could make further inquiries or pursue further action that could result in significant costs, expenses, sanctions, and penalties; we may be subject to litigation from shareholders; and our management may be distracted by these circumstances.

Compliance with environmental laws could adversely affect our operating results.
Costs of compliance with federal, state, provincial, local and other foreign existing and future environmental regulations could adversely affect our cash flow and profitability. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in connection with energy efficiency and renewable energy projects. In addition, we may become subject to additional legislation and regulation regarding climate change, and we may incur significant additional costs to comply with existing and new requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability, damages, and fines. Existing environmental regulations could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to us or our projects, and future changes in environmental laws and regulations, including those intended to combat climate change, could occur. These factors may materially increase the amount we must invest to bring our projects into compliance and impose additional expense on our operations. In addition, private lawsuits or enforcement actions by federal, state, provincial, and/or foreign regulatory agencies may materially increase our costs. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause. We may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. A delay in obtaining any required environmental regulatory approvals or failure to obtain and comply with them could adversely affect our business and operating results.
Our activities and operations are subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.
We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our projects. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions. Health and safety laws, regulations and permit requirements may change or become more stringent. Any such changes could require us to incur materially higher costs than we currently have. Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition, and operating results.
We are subject to various privacy and consumer protection laws.
Our privacy policy is posted on our website, and any failure by us or our vendor or other business partners to comply with it or with federal, state, or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. We may also incur substantial expenses and costs in connection with maintaining compliance with such laws. Globally, laws such as the General Data Protection Regulation (“GDPR”) in Europe and new and emerging state laws in the United States on privacy, data, and related technologies, have created new compliance obligations and significantly increases fines for noncompliance. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our services, and harm to our reputation and brand.
Risks Related to our Indebtedness
Our senior credit facility, project financing term loans and construction loans contain financial and operating restrictions that may limit our business activities and our access to credit and they may not be sufficient to fund our capital needs and growth.
Provisions in our senior credit facility and term loan, project financing term loans and construction loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.
We have a $180 million revolving senior secured credit facility and $65 million term loan that mature June 2024 (collectively, the “Senior Credit Facilities”), which are subject to the quarter end ratio covenant described below as well as certain other customary operational covenants. As of December 31, 2021, the balance of our Senior Credit Facilities were $97.8 million. These Senior Credit Facilities may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace them on acceptable terms, or at all. Under these facilities, we are required to maintain a maximum ratio of total funded debt to EBITDA (as defined in the agreement) of less than 3.5 to 1.0. We are also required to maintain a debt service coverage ratio (as defined in the agreements) of at least 1.5 to 1.0. EBITDA for purposes of the facilities excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding.
In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants. Although we do not consider it likely that we will fail to comply with any material covenants for the next twelve months, we cannot assure that we will be able to do so. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our Senior Credit Facilities. In addition to preventing additional borrowings under these facilities, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under it or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements, including our Senior Credit Facilities, also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
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
The LIBOR calculation method under certain of our financing arrangements may change as LIBOR is expected to be phased out by June 2023.
Our senior credit facility and certain of our project financing term loans permit or require interest on the outstanding principal balance to be calculated based on LIBOR. The U.K. Financial Conduct Authority (the “FCA”) announced in 2017 that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. This date has been extended to June 30, 2023. As a result, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock is volatile.
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations, some of which are beyond our control. During the year ended December 31, 2021, our Class A common stock has traded at a low of $37.70 and a high of $101.86. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. If the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or operating results. As a result of this volatility, you may not be able to sell your Class A common stock at or above the price you paid for it, and you may lose some or all of your investment. Additionally, although historically there has not been a large short position in our Class A common stock, securities of certain companies have recently experienced extreme and significant volatility as a result of a large aggregate short position driving up the stock price over a short period of time, which is known as a “short squeeze.” Furthermore, some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results, and financial condition.
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
Except in certain limited circumstances required by applicable law, holders of Class A and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Mr. Sakellaris, our founder, principal stockholder, president, and chief executive officer, owns all of our Class B common stock, which, together with his Class A common stock, represents approximately 74% of the combined voting power of our outstanding Class A and Class B common stock. Under our restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to family members, including spouses and descendants or the spouses of such descendants, as well as to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Mr. Sakellaris, his affiliates, and his family members and descendants will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 20% of the economic interest of the outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.
Though we may repurchase shares of our Class A common stock pursuant to our share repurchase program, we are not obligated to do so and if we do, we may purchase only a limited number of shares of Class A common stock.
In May 2016, we announced a stock repurchase program under which the Company is currently authorized to repurchase, in the aggregate, up to $17.6 million of our outstanding Class A common stock. However, we are not obligated to acquire any shares of our Class A common stock, and holders of our Class A common stock should not rely on the share repurchase program to increase their liquidity. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. We intend to purchase through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations. We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.
General Risk Factors
A failure of our information technology (“IT”) and data security infrastructure, or if we or our vendors experience cyber security incidents or have a vulnerability or other deficiency in cybersecurity, could adversely impact our business and operations.
We rely upon the capacity, reliability, and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning or a security breach of our IT systems, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business. We receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attacks, and other similar disruptions, and we have experienced such incidents in the past. Any system failure, accident, or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information, or other confidential matter.

We have been subject to and may in the future experience cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications. Furthermore, some of the assets we own or operate constitute critical infrastructure which could become targets for cyberattacks. These threats could compromise the confidentiality, availability, and integrity of data in our systems. In addition, cybersecurity incidents at our vendors, customers and partners may have similar negative impact on our business operations. For example, we engage third-party vendors who receive and store personal and sensitive information in connection with our operations, including our human resources functions such as background checks. We do not have control over or access to the IT infrastructure of these vendors. Our vendors have and may in the future experience network breaches, unauthorized access, hacking and other cyberattacks. In such instances, we are not be able to fully investigate the incidents and may not be able to implement measures to defend such attacks. Furthermore, third-party vendors may not notify us of such incidents timely or at all, making it more difficult for us to identify and mitigate cybersecurity risks. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats. Because the techniques used to obtain unauthorized access, or to disable or degrade systems, change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely.
As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, personal, proprietary or customer information, or inability for us to operate the assets we own or operate for our customers, it could cause significant damage to our reputation, affect our relationships with our customers and employees, lead to claims against us and ultimately harm our business.
The COVID-19 pandemic has had and may continue to have an adverse effect on our business and future public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results.
We may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy our ability to conduct business for an indefinite period of time. For example, the ongoing COVID-19 pandemic, has negatively impacted global economy, disrupted financial markets and international trade and significantly impacted global supply chains. In addition, Federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, and limitations on business. Some of these actions have adversely impacted and may continue to adversely impact the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and depending on development of the pandemic, could ultimately do so for an indefinite period of time. The COVID-19 impacts described above could have a material adverse effect on our results of operations, financial condition, and liquidity. In particular, the continued effects of COVID-19 and efforts to contain the virus:
•has lengthened and could continue to lengthen our sales cycles,
•could cause us to experience an increase in delayed payments from customers and uncollectible accounts,
•has caused and could continue to cause delays and disruptions in the completion of certain projects (including as a result of the global supply chain challenges),
•could impact availability of qualified personnel and general labor shortages, and
•could cause other unpredictable events.
Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines, and other factors remain uncertain, and the potential for a material impact on our results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. Furthermore, current or future vaccine requirements (such as the executive order issued by President Biden in October 2021, which required us as an employer with federal government contracts to ensure that our U.S.-based employees, contractors, and subcontractors, that work on or in support of federal contracts, were fully vaccinated) may result in additional compliance cost and impact our ability to retain and recruit critically skilled workforce. Overall, the situation surrounding COVID-19 remains fluid and the extent to which it may impact our business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, the emergence and spread of more transmissible variants, travel restrictions, business, workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 27,000 square feet under a lease expiring on June 30, 2025. We occupy nine regional offices in Phoenix, Arizona; Islandia, New York; Oak Brook, Illinois; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Tomball, Texas; Spokane, Washington, and Richmond Hill, Ontario, each less than 25,000 square feet, under lease or sublease agreements. In addition, we lease space, typically of lesser size, for 56 field offices throughout North America and the U.K. We also own 146 small-scale renewable energy plants throughout North America and one in Ireland, which are located on sites we own or lease, or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
Item 3. Legal Proceedings
In the ordinary conduct of our business we are subject to periodic lawsuits, investigations, and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations, and claims against us, we do not believe that any currently pending or threatened legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, or financial condition.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Class A common stock trades on the New York Stock Exchange under the symbol “AMRC”.
As of February 25, 2022, and according to the records of our transfer agent, there were 11 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Our Class B common stock is not publicly traded and is held of record by George P. Sakellaris, our founder, principal stockholder, president, and chief executive officer, and a trust which Mr. Sakellaris’s immediate family members are trustee and beneficiaries.
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
The following graph compares the cumulative total return attained by our Class A common shareholders with the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. The information presented assumes an investment of $100 on December 31, 2016 and that all dividends were reinvested. The graph shows the value that each of these investments would have had at the end of each year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN (1)
Among Ameresco, Inc., the Russell 2000 Index
and the NASDAQ Clean Edge Green Energy Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Ameresco, Inc.	$100.00	$156.36	$256.36	$318.18	$949.82	$1,480.73
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
NASDAQ Clean Edge Green Energy Index	$100.00	$132.05	$116.05	$165.57	$471.59	$459.13
(1) $100 invested on December 31, 2016 in our Class A common stock or index, including reinvestment of dividends, as of December 31, 2021.
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the quarter ended December 31, 2021. As of December 31, 2021, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in Item 8 of this Report. Some of the information contained in this discussion and analysis are set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, and includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Ameresco is a leading clean technology integrator with a comprehensive portfolio of energy efficiency and renewable energy supply solutions. We help organizations meet energy saving and energy management challenges with an integrated, comprehensive approach to energy efficiency and renewable energy. Leveraging budget neutral solutions, including ESPCs and PPAs, we aim to eliminate the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
Drawing from decades of experience, Ameresco develops tailored energy management projects for its customers in the commercial, industrial, local, state and federal government, K-12 education, higher education, healthcare, public housing sectors, and utilities.
We provide solutions primarily throughout North America and the U.K. and our revenues are derived principally from energy efficiency projects, which entail the design, engineering, and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. In December 2021, we completed the acquisition of Plug Smart, an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems. This acquisition allows us to expand our existing pipeline and solution offerings in the smart buildings sector. The pro forma effects of this acquisition were not material to our operations for the fiscal years presented.
Key Factors and Trends
The SCE Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage systems at existing substation parcels throughout SCE’s service territory in California. The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work.
We are obligated under the SCE Agreement to achieve substantial completion of all facilities, subject to extension for customary force majeure events and customer-caused delays, no later than August 1, 2022 (the “Guaranteed Completion Date”). If we fail to achieve substantial completion of any of the facilities by the Guaranteed Completion Date, as extended, we are obligated to pay liquidated damages. In addition, we provided availability and capacity guarantees under the SCE Agreement, failure of which entitles the customer to liquidated damages. We expect a material portion of our revenue for 2022 will be generated from this SCE Agreement, and expect a material portion of the contract expenditures under this agreement will be incurred during the first half of 2022. If we fail to achieve the milestone dates or fail to meet the availability and capacity guarantees, we may be subject to liquidated damages and under certain circumstances SCE may have a right to terminate the agreement. See “The loss of SCE, which is one of our most significant customers or our failure to perform our contract with that customer in accordance with its terms could adversely affect us” in Item 1A, Risk Factors for further discussion.
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
The resurgence of COVID-19 and its variants during the latter part of 2021 has caused some governments to extend travel and other restrictions. On September 9, 2021, President Biden issued an Executive Order requiring COVID-19 vaccinations for Federal employees. As a result, we implemented this mandate for our employees and subcontractors who work in our Federal business segment. This vaccine mandate was blocked by a federal district court in Texas in January 2022 and the directive is now on hold pending a Justice Department appeal of the ruling. Future vaccine requirements could result in a potential loss of employees or subcontractors who have not been vaccinated or impact our ability to retain and recruit critically skilled workforce. See “The Covid-19 pandemic has had and may continue to have an adverse effect on our business and future public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results” in Item 1A. Risk Factors in this Form 10-K, for discussion of this risk.
We continue to monitor the impact of COVID-19 on our operations, financial results, and liquidity. The impact to our future operations and results, however, remains uncertain and will depend on a number of factors, including, but not limited to, the emergence and spread of more transmissible variants, the overall duration and severity of the pandemic and its impact on the global economy, our customers, and business and workforce disruptions.
Supply Chain Disruptions
During the second half of the year ended December 31, 2021, we experienced supply chain disruptions resulting in delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects. This negatively impacted our results of operations during this time. We expect this trend to continue into 2022. See “We may be unable to complete or operate our projects on a profitable basis or as we have committed to our customers”, “Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth”, and “The COVID-19 pandemic has had and may continue to have an adverse effect on our business and future public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results” in Item 1A. Risk Factors..
The Energy Act of 2020
On December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 into law, a legislative package that included the Energy Act of 2020, reauthorizing a number of U.S. Department of Energy programs, with a $2.3 trillion spending bill containing appropriations for fiscal year 2021, COVID-19 relief funds, and extensions of a number of expiring tax incentives important to the energy sector. It includes $35 billion in energy research and development programs, a two-year extension of the 26% Investment Tax Credit (“ITC”) rate for solar power that will retain the current 26% credits for solar projects that begin construction through the end of 2022. In addition, the Section 179D Energy Efficient Commercial Building Deduction, which historically has impacted our tax rate significantly, was made permanent under the tax code.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the U.S. government enacted the CARES Act which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $2.3 million of employer payroll taxes otherwise due in 2020 was paid in December 2021 and the remaining $2.3 million is due by December 31, 2022. The CARES Act permitted net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first). We received a federal income tax refund of approximately $4.0 million as a result of the CARES Act which permitted us to carry our 2018 operating loss back to previous years and utilize Alternative Minimum Tax Credits.
Climate Change and Effects of Seasonality
The global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. See “Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors..
Climate change also brings risks, as the impacts have caused us to experience more frequent and severe weather interferences, and this trend may continue. We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, and climates that experience extreme weather events, such as wildfires, storms or flooding, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year, however, this may become harder to predict with the potential effects of climate change. As a result of such fluctuations, we may occasionally experience declines in revenues or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors.
Stock-based Compensation
During the year ended December 31, 2021, we granted 1,341,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result, our stock-based compensation expense increased from $1.9 million for the year ended December 31, 2020 to $8.7 million for the year ended December 31, 2021. The increase in the number of stock options granted and higher grant date fair value resulted in the increased stock-based compensation in 2021. In addition, our unrecognized stock-based compensation expense increased from $12.1 million at December 31, 2020 to $41.1 million at December 31, 2021, and is expected to be recognized over a weighted-average period of three years. See Note 14 “Stock-based Compensation and Other Employee Benefits” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of December 31,
(In Thousands)	2021	2020
Project Backlog
Fully-contracted backlog	$1,509,300	$895,660
Awarded, not yet signed customer contracts	1,542,760	1,318,660
Total project backlog	$3,052,060	$2,214,320
12-month project backlog	$1,296,410	$593,860

O&M Backlog
Fully-contracted backlog	$1,131,660	$1,131,110
12-month O&M backlog	$70,306	$63,980
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
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See Note 2 “Summary of Significant Accounting Policies” for our revenue recognition policies. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors.
Assets in Development
Assets in development, which represents the potential estimated design/build construction value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, was $1,247.5 million as of December 31, 2021 and $1,021.8 million as of December 31, 2020. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income for the periods indicated (1):

	Year Ended December 31,
	2021		2020		Year-Over-Year Change
(In Thousands)	Dollar Amount	% of Revenues	Dollar Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,215,697	100.0%	$1,032,275	100.0%	$183,422	17.8%
Cost of revenues	985,340	81.1%	844,726	81.8%	140,614	16.6%
Gross profit	230,357	18.9%	187,549	18.2%	42,808	22.8%
Selling, general and administrative expenses	134,923	11.1%	116,050	11.2%	18,873	16.3%
Operating income	95,434	7.9%	71,499	6.9%	23,935	33.5%
Other expenses, net	17,290	1.4%	15,071	1.5%	2,219	14.7%
Income before income taxes	78,144	6.4%	56,428	5.5%	21,716	38.5%
Income tax benefit	(2,047)	(0.2)%	(494)	—%	(1,553)	314.4%
Net income	$80,191	6.6%	$56,922	5.5%	$23,269	40.9%
Net income attributable to redeemable non-controlling interest	$(9,733)	(0.8)%	$(2,870)	(0.3)%	$(6,863)	239.1%
Net income attributable to common shareholders	$70,458	5.8%	$54,052	5.2%	$16,406	30.4%

(1) A comparison of our 2020 and 2019 results can be found in Item 7 of our 2020 Form 10-K filed with the SEC.
Our results of operations for the year-ended December 31, 2021 reflect year-over-year growth in terms of revenues, operating income, and net income attributable to common shareholders. All financial result comparisons are against the prior year period.
Our strong operating results are due to the following:
•Revenue: total revenues increased primarily due to a $139.4 million, or 18%, increase in our project revenue attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project, a $33.1 million, or 28%, increase in our energy asset revenue attributed to the continued growth of our operating portfolio, strong renewable gas production and higher pricing on RINs generated from certain non-solar distributed generation assets in operation, and a $6.3 million increase in O&M revenue.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. The increase in gross profit as a percentage of revenue increased as our revenue mix continued to shift towards our higher margin recurring Energy Assets and O&M businesses.

•Selling, General and Administrative Expenses: the increase is primarily due to higher net salaries and benefits of $18.4 million as a result of increased headcount and an increase in non-cash stock-based compensation expense.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of deferred financing costs and certain government incentives. Other expenses, net increased primarily due to a foreign currency transaction loss of $0.9 million compared to a foreign currency transaction gain of $0.5 million in 2020, a loss on derivatives of $0.2 million compared to a gain of $0.7 million in 2020, and a decrease in government incentives of $0.8 million, partially offset by lower interest expenses of $1.1 million related to a lower average balance on our senior secured debt facility and lower interest rates on this facility.
•Income before Income Taxes: the increase is due to reasons described above.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial, and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax benefit rate was lower in 2021 as compared to 2020 primarily due to increases in the benefits associated with energy efficiency tax incentives including Section 48 Solar Investment Tax Credits, deductions associated with the Section 179D Commercial Buildings Energy Efficiency Tax Deduction and compensation deductions resulting from employee stock option disqualifying dispositions. The tax benefit rate for 2020 was favorable, which was affected by the release of a previously established valuation allowance on the Canadian tax assets and the benefit of employee stock option compensation. We additionally realized tax rate benefits associated with net operating loss carrybacks made possible by the passing of the CARES Act on March 27, 2020 and tax basis adjustments on certain partnership flip transactions.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for 2021 was $1.38 an increase of $0.25 per share compared to 2020. Diluted earnings per share for 2021 was $1.35, an increase of $0.25 per share, compared to 2020. The equity offering in March 2021 increased the weighted average shares outstanding by approximately 2,333,000 shares, which lowered basic and diluted earnings per share by $0.07 and $0.06 per share, respectively.
Business Segment Analysis
Our reportable segments for the year ended December 31, 2021 were U.S. Regions, U.S. Federal, Canada, Non-Solar Distributed Generation (“Non-Solar DG”), and All Other. On January 1, 2021, we changed the structure of our internal organization, and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes. See Note 20 “Business Segment Information” for additional information about our segments.
Revenues

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2021	2020	Dollar Change	% Change
U.S. Regions	$528,293	$404,152	$124,141	30.7%
U.S. Federal	392,948	377,882	15,066	4.0
Canada	49,457	47,797	1,660	3.5
Non-Solar DG	137,243	106,417	30,826	29.0
All Other	107,756	96,027	11,729	12.2
Total revenues	$1,215,697	$1,032,275	$183,422	17.8%
•U.S. Regions: the increase is primarily due to a $116.0 million, or 33%, increase in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects, including our SCE battery storage project, versus the prior year and a $5.1 million, or 15%, increase in revenue from the growth of our energy assets in operation.
•U.S. Federal: the increase is primarily due to a $13.1 million, or 4%, increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year.
•Canada: the increase is primarily due to favorable foreign exchange rates.
•Non-Solar DG: the increase is primarily due to a $26.7 million, or 35%, increase in energy asset revenues resulting from the continued growth of our operating portfolio, increased renewable gas production levels and higher pricing on RINs generated from certain non-solar distributed generation assets in operation.
•All Other: the increase is primarily due to an increase in project revenues in the U.K. related to an increase in volume and progression of certain active projects, partially offset by a decrease in project revenues in Greece.

Income before Taxes and Unallocated Corporate Activity

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2021	2020	Dollar Change	% Change
U.S. Regions	$40,051	$28,339	$11,712	41.3%
U.S. Federal	52,386	44,560	7,826	17.6
Canada	1,584	2,560	(976)	(38.1)
Non-Solar DG	26,345	13,040	13,305	102.0
All Other	6,195	8,117	(1,922)	(23.7)
Unallocated corporate activity	(48,417)	(40,188)	(8,229)	20.5
Income before taxes	$78,144	$56,428	$21,716	38.5%
•U.S. Regions: the increase is primarily due to the increase in revenues described above, a $1.8 million decrease in project development costs, a $1.5 million decrease in bad debt expense, partially offset by an increase of $3.8 million in salary and benefit costs resulting from increased headcount and higher health insurance costs.
•U.S. Federal: the increase is due to the increase in revenues described above, partially offset by an increase in salaries and benefits of $2.3 million resulting from increased average salaries and higher health insurance costs.
•Canada: the decrease is primarily due to a $0.5 million increase in salaries and benefits, a $0.8 million increase in project development costs, partially offset by an increase in revenues described above.
•Non-Solar DG: the increase is primarily due to the higher contribution attributed to the increase in higher margin energy asset revenue described above, partially offset by higher mark to market losses on our unhedged commodity gas swaps, and higher interest expense.
•All Other: the decrease is due to higher operating expenses, primarily salaries and benefits and project development costs, partially offset by higher revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the reportable segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher salaries and benefit costs of $9.3 million, which includes a $6.8 million increase in non-cash stock-based compensation expense due to increased option grants with a higher grant date fair value.
Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility and various forms of other debt (see “Project Financing” below). In addition, in March 2021, we completed an underwritten public offering of 2,875,000 shares of our Class A Common Stock, for total net proceeds of $120.1 million. See below, Note 9 “Debt and Financing Lease Liabilities”, and Note 13 “Equity and Earnings per Share” for additional information.
Working capital requirements, which can be susceptible to fluctuations during the year due to seasonal demands, generally result from revenue growth, our solar equipment purchase patterns, the timing of funding under various contracts, or advances from Federal ESPC projects, and payment terms for receivables and payables.
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for our SCE battery storage project, particularly during the first half of 2022
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations for twelve months from filing this Report and thereafter. However, we consistently evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital requirements during these uncertain times. This may include limiting discretionary spending across the organization and re-

prioritizing our capital projects amid times of international political unrest and for the time periods we expect to fund significant capital expenditures for our SCE battery storage project and depending on the evolution of the COVID-19 pandemic.
Equity Offering
On March 9, 2021, we closed on an underwritten public offering of 2,500,000 shares of our Class A common stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104.3 million, after deducting offering costs of $5.7 million. On March 15, 2021, we closed on the underwriters’ option to purchase 375,000 additional shares of our Class A common stock from us at $44.00 per share, resulting in net proceeds of $15.8 million after deducting offering costs of $0.7 million. In the offering, selling shareholders sold 805,000 shares of our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders. We used $80.0 million of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility and used the remaining proceeds for general corporate purposes.
Senior Secured Credit Facility — Revolver and Term Loan
In June 2021, we entered into an amendment to our senior secured revolving credit facility with three banks which increased the amount of the revolving commitment by the lenders under the credit facility from $115.0 million to $180.0 million. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.25 to 3.50, and decreased the Eurocurrency rate floor from 1% to 0%. At December 31, 2021, our senior secured credit facility outstanding was $97.8 million, and we had funds of $121.2 million available under the revolving credit facility.
Project Financing
Construction and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of December 31, 2021, our construction and term loans outstanding were $249.8 million.
Our project financing facilities contain various financial and other covenant requirements which include debt service coverage ratios and total funded debt to EBITDA, as defined. Any failure to comply with the financial or other covenants of our project financings would result in inability to distribute funds from the wholly-owned subsidiary to Ameresco, Inc. or constitute an event of default in which the lenders may have the ability to accelerate the amounts outstanding, including all accrued interest and unpaid fees.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $532.3 million in principal amounts as of December 31, 2021 and $440.2 million as of December 31, 2020. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $159.2 million during the year ended December 31, 2021 and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $249.7 million during the year ended December 31, 2021. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheets as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements in this Report.

Sale-Leaseback and Financing Liabilities
We have entered into sale-leaseback arrangements for solar PV energy assets with multiple investors and in accordance with Topic 842, Leases, all sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities. See Notes 8 “Leases” and 9 “Debt and Financing Lease Liabilities” for additional information on these financing facilities. As of December 31, 2021, our financing leases and financing liabilities outstanding were $123.8 million, and $228.6 million remained available under these lending commitments, although this full amount is not expected to be used.
While we are required under GAAP to reflect these lease payments as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco Inc., except that we have guaranteed certain obligations relating to taxes and project warranties, operation, and maintenance.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Selected Measures of Liquidity and Capital Resources

	December 31,
(In Thousands)	2021	2020
Cash and cash equivalents	$50,450	$66,422
Working capital	$164,361	$107,618
Availability under revolving credit facility	$121,176	$50,011
Cash Flows
The following table summarizes our changes in cash and cash equivalents:

	Year Ended December 31,
(In Thousands)	2021	2020
Cash flows used in operating activities	$(172,296)	$(102,583)
Cash flows used in investing activities	(205,257)	(181,015)
Cash flows provided by financing activities	365,461	305,169
Effect of exchange rate changes on cash	309	2
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,783)	$21,573
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
Cash Flows from Operating Activities
Our cash flow from operating activities in 2021 decreased over 2020 primarily due to a $132.7 million increase in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project, and an increase of $22.7 million in Federal ESPC receivables, partially offset by an increase of $54.4 million in accounts payable, accrued expenses and other current liabilities and an increase of $23.3 million in net income.
Cash Flows from Investing Activities
During 2021, we paid $14.9 million, net of cash received, for the acquisition of Plug Smart and also contributed $9.0 million to an equity investment. We also spent $4.9 million related to purchases of other property and equipment, which is $2.7 million more than last year and made capital investments, net of grant proceeds, of $178.1 million related to the development and acquisition of renewable energy plants, which is comparable to last year.
We currently plan to invest approximately $225.0 million to $275.0 million in capital investments in 2022, principally for the construction or acquisition of new renewable energy plants.

Cash Flows from Financing Activities
Our primary sources of financing during 2021 were proceeds of $186.0 million from long-term debt financings, $161.2 million from advances on Federal ESPC projects and energy assets and net proceeds of $120.1 million from our equity offering. These proceeds were partially offset by repayments of long-term debt totaling $98.2 million.
During 2020, proceeds from Federal ESPC projects and energy assets provided $250.3 million in cash and received long-term debt financing proceeds of $116.1 million. These proceeds were partially offset by repayments of long-term debt totaling $73.6 million.
We currently plan additional financings of $175.0 million to $225.0 million in 2022 to fund the construction or acquisition of new renewable energy plants as discussed above.
We may also, from time to time, finance our operations through issuance or offering of equity or debt securities.
Critical Accounting Policies and Estimates
Preparing our consolidated financial statements in accordance with GAAP involves us making estimates and assumptions that affect reported amounts of assets and liabilities, net sales, and expenses, and related disclosures in the accompanying notes at the date of our financial statements. We base our estimates on historical experience, industry and market trends, and on various other assumptions that we believe to be reasonable under the circumstances. However, by their nature, estimates are subject to various assumptions and uncertainties, and changes in circumstances could cause actual results to differ from these estimates, sometimes materially.
We believe that our policies and estimates that require our most significant judgments are considered our critical accounting policies and are discussed below. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for further details.
Revenue Recognition
As described in Note 2, we recognize revenue from the installation or construction of projects over time using the cost-based input method. We use the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, we record the entire estimated loss in the period the loss becomes known. In addition, some contracts contain an element of variable consideration, including liquidated damages and/or penalties, which requires payment to the customer in the event that construction timelines or milestones are not met. We estimate the total consideration payable by the customer when the contracts contain variable consideration provisions, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, we may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Significant judgement is required to estimate the total expected costs and variable consideration for projects that typically have a construction period of 12 to 36 months. Any increase or decrease in estimated costs to complete a performance obligation without a corresponding change to the contract price could impact the calculation of cumulative revenue to date and gross profit on the project. Similarly, if we recognize revenue based upon our current estimate of variable consideration, and our estimate is later adjusted, we may be required to increase or decrease cumulative revenue to date and gross profit on the project. Factors that may result in a change to our estimates include unforeseen engineering problems, construction delays, the performance of contractors and major material suppliers, and unusual weather conditions, among others.
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
Impairment Assessments
We evaluate our long-lived assets, including goodwill and intangible assets, for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable, and at least annually (December 31st) for goodwill and intangible assets that have indefinite lives. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends.
We evaluate recoverability of long-lived assets and definite-lived intangible assets by estimating the undiscounted future cash flows associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
The process of evaluating the potential impairment of long-lived assets, goodwill and intangible assets requires significant judgment. For goodwill, we estimate the reporting unit’s fair value and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted-average cost of capital. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge.
Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 61% as of December 31, 2021 and 67% as of December 31, 2020. During the year ended December 31, 2021, we recognized a long-lived asset impairment charge of $1.9 million on one of our energy asset groups. See Note 7 “Energy Assets” for additional information.
Income Taxes
We are subject to income taxes in the U.S. and five foreign jurisdictions. Significant judgment is required in determining income tax expense, deferred tax assets and liabilities and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period. We took advantage of the Safe Harbor commence-construction provisions contained in IRS Notice 2018-59 by pre-purchasing solar equipment in 2019 thereby preserving the ability to take 30% ITC for projects placed in service before 2024. If these or other deductions and credits expire without being extended, or otherwise are reduced or eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income. In addition, our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy-efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. That Act made changes to the way the deduction is calculated. If those changes result in lower levels of energy efficiency improvements, it could impact the deduction available and the tax rate.
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
Interest Rate Risk
We had cash and cash equivalents totaling $50.5 million as of December 31, 2021 and $66.4 million as of December 31, 2020. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into financial instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. All but three of the interest rate swaps that we have entered into qualify and have been designated as cash flow hedges. We have entered into one commodity swap contracts in order to hedge our exposure to adverse changes in the short-term market rates of natural gas, which have not been designated for hedge accounting.
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
Foreign Currency Risk
We have revenues, expenses, assets, and liabilities that are denominated in foreign currencies, principally the Canadian dollar and British pound sterling. Also, a significant number of employees are located in Canada and the U.K., and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the U.K. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and U.K. subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and U.K. subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2021, due to the weakening of the GBP versus the U.S. dollar, our foreign currency translation resulted in a loss of $0.2 million which we recorded as a decrease in accumulated other comprehensive loss. For the year ended December 31, 2020, we recorded a currency translation gain of $1.0 million. As a consequence, gross profit, operating results, profitability, and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries but have elected to invest in new business opportunities there. See Note 10, “Income Taxes” to our consolidated financial statements in this Report. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	42
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	45
Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	47
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	48
Consolidated Statements of Changes in Redeemable Non-controlling Interests and Stockholders’ Equity for the years ended December 31 ,2021, December 31, 2020 and December 31, 2019	49
Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019	50
Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ameresco, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in redeemable non-controlling interests and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinion
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment
As described in Notes 2 and 5 to the financial statements, the Company’s goodwill balance was $71.2 million as of December 31, 2021. Management tests goodwill for impairment, at the reporting unit level, as of December 31 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach, using a peer-based guideline company method based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics.
We identified the goodwill impairment assessment for certain of the Company’s reporting units as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the these reporting units, including management’s forecasts of revenue and expense growth rates and management’s selection of the discount rates for the income approaches and management’s estimates of the multiples of earnings of comparable entities with similar operations and economic characteristics for the market approaches. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the goodwill impairment assessment.
Our audit procedures related to the assessment of goodwill impairment included the following, among others:
•We obtained an understanding of the relevant controls relating to management’s goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions used in the estimate of fair value of certain of the Company’s reporting units, including forecasted revenue and expense growth rates, the selected discount rates, and the selected multiples of earnings.
•We evaluated the reasonableness of management’s forecasts of revenue and expense growth rates by comparing the projections to historical results.
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
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the discount rate and multiples of earnings by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Developing an independent expectation of discount rates and compared against that selected by management.
◦Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.
Revenue from Contracts with Customers – Project Revenue
As described in Notes 2 and 3 to the financial statements, the Company recognized revenue of $903.96 million during the year ended December 31, 2021 from the projects line of business which relates to the construction of energy efficiency projects, including the design, engineering and installation of an array of innovative technologies and techniques to improve energy efficiency and control the operation of a building’s energy- and-water-consuming systems. Typically, the Company provides a service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The Company’s project revenues are generated from long-term contracts whereby revenue is recognized over time using the cost-based input method. The Company uses total costs incurred on the project relative to the total expected costs to estimate progression towards the satisfaction of the performance obligation.

Estimating the amount of project revenue to record from the Company’s long-term contracts requires management’s judgment in estimating final construction contract profits, which are driven by the total estimated consideration payable by the customer and total estimated contract costs. The Company estimates the total consideration payable by the customer when the contracts contain variable consideration provisions, which can include liquidated damages and/or penalties, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, the Company may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Anticipated contract costs can be incurred over several years and are largely determined based on negotiated or estimated purchase contract terms and consider factors such as historical performance, seasonal and construction schedule risks, estimated subcontractor costs and contingency costs.
We identified the Company’s accounting for revenue recognition from the project line of business to be a critical audit matter due to the significant judgments used by management related to the estimation of final construction profits. Estimating the final construction profit on these long-term contracts requires management to develop estimates of the total consideration payable by the customer, when contracts contain variable consideration provisions, as well as total expected contract costs, including costs associated with labor, materials, equipment, subcontracting and outside engineering cost. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort due to the impact these assumptions have on the revenue recognized.
Our audit procedures related to project revenue included the following, among others:
•We obtained an understanding of the relevant controls related to the recognition of project revenue and tested such controls for design and operating effectiveness, including controls over the determination of the final estimated construction profit, which includes management’s review of the assumptions and key inputs used to recognize revenue on project contracts using the cost-to-cost input method, including costs associated with labor, materials, equipment, subcontracting and outside engineering along with estimates of total consideration payable when contracts contain variable consideration provisions.
•We performed substantive analytical procedures on the Company’s project revenue line of business, with a focus on significant changes in gross margin, contract budgets and contract pricing from the prior year, on contracts open in both the current year and prior year.
•We selected a sample of project contracts and evaluated the estimates of total costs for each of the project contracts by:
◦Evaluating management’s judgments related to the Company’s ability to achieve the estimates of final construction contract profit as well as achievement on project timelines by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s internal budgets and specified contract terms.
◦Confirmation of project progression with customers, including identification of any delays in project timeline.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
March 1, 2022

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents (1)	$50,450	$66,422
Restricted cash (1)	24,267	22,063
Accounts receivable, net (1)	161,970	125,010
Accounts receivable retainage	43,067	30,189
Costs and estimated earnings in excess of billings (1)	306,172	185,960
Inventory, net	8,807	8,575
Prepaid expenses and other current assets (1)	25,377	26,854
Income tax receivable	5,261	9,803
Project development costs, net	13,214	15,839
Total current assets (1)	638,585	490,715
Federal ESPC receivable	557,669	396,725
Property and equipment, net (1)	13,117	8,982
Energy assets, net (1)	856,531	729,378
Goodwill, net	71,157	58,714
Intangible assets, net	6,961	927
Operating lease assets (1)	41,982	39,151
Restricted cash, non-current portion	12,337	10,352
Deferred income tax assets, net	3,703	3,864
Other assets (1)	22,779	15,307
Total assets (1)	$2,224,821	$1,754,115
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease liabilities (1)	$78,934	$69,362
Accounts payable (1)	308,963	230,916
Accrued expenses and other current liabilities (1)	43,311	41,748
Current portion of operating lease liabilities (1)	6,276	6,106
Billings in excess of cost and estimated earnings	35,918	33,984
Income taxes payable	822	981
Total current liabilities (1)	474,224	383,097
Long-term debt and financing lease liabilities, net of current portion, unamortized discount, and debt issuance costs (1)	377,184	311,674
Federal ESPC liabilities	532,287	440,223
Deferred income tax liabilities, net	3,871	6,227
Deferred grant income	8,498	8,271
Long-term operating lease liabilities, net of current portion (1)	35,135	35,300
Other liabilities (1)	43,176	37,660
Commitments and contingencies
Redeemable non-controlling interests, net	46,182	38,850
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) of $124,454 as of December 31, 2021 and $162,198 as of December 31, 2020. Includes non-recourse liabilities of consolidated VIEs of $31,125 as of December 31, 2021 and $33,335 as of December 31, 2020. See Note 11.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Continued)

	December 31,
	2021	2020
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 35,818,104 shares issued and 33,716,309 shares outstanding at December 31, 2021, 32,326,449 shares issued and 30,224,654 shares outstanding at December 31, 2020	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2021 and 2020	2	2
Additional paid-in capital	283,982	145,496
Retained earnings	438,732	368,390
Accumulated other comprehensive loss, net	(6,667)	(9,290)
Treasury stock, at cost, 2,101,795 shares at December 31, 2021 and 2020	(11,788)	(11,788)
Total stockholder’s equity	704,264	492,813
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$2,224,821	$1,754,115

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,215,697	$1,032,275	$866,933
Cost of revenues	985,340	844,726	698,815
Gross profit	230,357	187,549	168,118
Selling, general and administrative expenses	134,923	116,050	116,504
Operating income	95,434	71,499	51,614
Other expenses, net	17,290	15,071	15,061
Income before income taxes	78,144	56,428	36,553
Income tax benefit	(2,047)	(494)	(3,748)
Net income	80,191	56,922	40,301
Net (income) loss attributable to redeemable non-controlling interest	(9,733)	(2,870)	4,135
Net income attributable to common shareholders	$70,458	$54,052	$44,436
Net income per share attributable to common shareholders:
Basic	$1.38	$1.13	$0.95
Diluted	$1.35	$1.10	$0.93
Weighted average common shares outstanding:
Basic	50,855	47,702	46,586
Diluted	52,268	49,006	47,774
`
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$80,191	$56,922	$40,301
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $662, $(1,014) and $(984), respectively	2,793	(2,784)	(2,944)
Foreign currency translation adjustment	(170)	1,008	1,379
Total other comprehensive income (loss)	2,623	(1,776)	(1,565)
Comprehensive income	82,814	55,146	38,736
Comprehensive (income) loss attributable to redeemable non-controlling interests	(9,733)	(2,870)	4,135
Comprehensive income attributable to common shareholders	$73,081	$52,276	$42,871

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2018	$14,719	28,275,506	$3	18,000,000	$2	$124,651	$269,806	2,091,040	$(11,638)	$(5,949)	$376,875
Cumulative impact from the adoption of ASU No. 2018-02	—	—	—	—	—	—	217	—	—	(217)	—
Exercise of stock options, net	—	915,834	—	—	—	6,742	—	—	—	—	6,742
Stock-based compensation expense	—	—	—	—	—	1,620	—	—	—	—	1,620
Employee stock purchase plan	—	48,965	—	—	—	675	—	—	—	—	675
Open market purchase of common shares	—	(10,300)	—	—	—	—	—	10,300	(144)	—	(144)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(2,727)	(2,727)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,379	1,379
Contributions from redeemable non-controlling interests	21,835	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(803)	—	—	—	—	—	—	—	—	—	—
Net (loss) income	(4,135)	—	—	—	—	—	44,436	—	—	—	44,436
Balance, December 31, 2019	31,616	29,230,005	3	18,000,000	2	133,688	314,459	2,101,340	(11,782)	(7,514)	428,856
Exercise of stock options, net	—	946,139	—	—	—	8,995	—	—	—	—	8,995
Stock-based compensation expense	—	—	—	—	—	1,933	—	—	—	—	1,933
Employee stock purchase plan	—	48,965	—	—	—	880	—	—	—	—	880
Open market purchase of common shares	—	(455)	—	—	—	—	—	455	(6)	—	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(2,784)	(2,784)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,008	1,008
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $622	5,777	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,534)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	121	—	—	—	—	—	(121)	—	—	—	(121)
Net income	2,870	—	—	—	—	—	54,052	—	—	—	54,052
Balance, December 31, 2020	38,850	30,224,654	3	18,000,000	2	145,496	368,390	2,101,795	(11,788)	(9,290)	492,813
Equity offering of common stock, net of offering costs of $6,416	—	2,875,000	—	—	—	120,084	—	—	—	—	120,084
Exercise of stock options, net	—	587,775	—	—	—	5,563	—	—	—	—	5,563
Stock-based compensation expense	—	—	—	—	—	8,716	—	—	—	—	8,716
Employee stock purchase plan	—	28,880	—	—	—	1,364	—	—	—	—	1,364
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	2,793	2,793
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(170)	(170)
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $65	2,251	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,009)	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	116	—	—	—	—	—	(116)	—	—	—	(116)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	2,759
Net income	9,733	—	—	—	—	—	70,458	—	—	—	70,458
Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	2,101,795	$(11,788)	$(6,667)	$704,264
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$80,191	$56,922	$40,301
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets	43,113	38,039	35,543
Depreciation of property and equipment	3,143	3,317	2,987
Amortization of debt discount and debt issuance costs	2,849	2,686	2,229
Amortization of intangible assets	321	685	909
Accretion of ARO and contingent consideration	123	93	137
Provision for (recoveries of) bad debts	187	282	(216)
Impairment of long-lived assets / loss on disposal	1,901	2,696	—
Gain on sale of equity investments / deconsolidation of a VIE	(575)	—	(2,160)
Net loss (gain) from derivatives	240	(705)	(1,068)
Stock-based compensation expense	8,716	1,933	1,620
Deferred income taxes, net	(4,760)	3,401	(3,346)
Unrealized foreign exchange loss (gain), net	142	(306)	(130)
Changes in operating assets and liabilities:
Accounts receivable	(15,953)	(24,178)	(8,499)
Accounts receivable retainage	(12,882)	(13,113)	(3,370)
Federal ESPC receivable	(249,728)	(227,078)	(188,060)
Inventory, net	(232)	660	(1,471)
Costs and estimated earnings in excess of billings	(113,192)	19,474	(106,696)
Prepaid expenses and other current assets	1,770	517	(18,397)
Project development costs	1,949	(3,085)	8,120
Other assets	(1,752)	536	1,056
Accounts payable, accrued expenses and other current liabilities	83,473	29,047	43,531
Billings in excess of cost and estimated earnings	(693)	8,042	2,662
Other liabilities	(5,036)	1,844	(1,625)
Income taxes payable, net	4,389	(4,292)	(350)
Cash flows from operating activities	(172,296)	(102,583)	(196,293)
Cash flows from investing activities:
Purchases of property and equipment	(4,896)	(2,211)	(6,674)
Capital investment in energy assets	(178,879)	(180,546)	(134,738)
Grant award proceeds for energy assets	774	1,874	784
Proceeds from sale of equity investment	1,672	—	—
Acquisitions, net of cash received	(14,928)	—	(1,294)
Contributions to equity investment	(9,000)	(132)	(301)
Cash flows from investing activities	(205,257)	(181,015)	(142,223)

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2021	2020	2019

Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$120,084	$—	$—
Payments of debt discount and debt issuance costs	(2,919)	(5,234)	(1,666)
Proceeds from exercises of options and ESPP	6,927	9,875	7,417
Repurchase of common stock	—	(6)	(144)
(Payments on) proceeds from senior secured credit facility, net	(8,073)	3,000	73,347
Proceeds from long-term debt financings	185,994	116,067	43,883
Proceeds from Federal ESPC projects	159,216	248,917	199,358
Proceeds for energy assets from Federal ESPC	2,033	1,378	2,277
Investment fund call option exercise	(1,000)	—	—
Proceeds from investments by redeemable non-controlling interests, net	1,399	4,805	21,372
Payments on long-term debt and financing leases	(98,200)	(73,633)	(28,425)
Cash flows from financing activities	365,461	305,169	317,419
Effect of exchange rate changes on cash	309	2	447
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,783)	21,573	(20,650)
Cash, cash equivalents, and restricted cash, beginning of year	98,837	77,264	97,914
Cash, cash equivalents, and restricted cash, end of year	$87,054	$98,837	$77,264
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,782	$20,143	$17,467
Cash paid for income taxes	$2,670	$1,465	$3,897
Non-cash Federal ESPC settlement	$67,286	$54,139	$242,519
Accrued purchases of energy assets	$37,064	$43,807	$35,248
Non-cash portion of investment fund call option exercise	$2,759	$—	$—
Conversion of revolver to term loan	$—	$—	$25,000
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$50,450	$66,422	$33,223
Short-term restricted cash	24,267	22,063	20,006
Long-term restricted cash	12,337	10,352	24,035
Total cash, cash equivalents, and restricted cash	$87,054	$98,837	$77,264

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco”, “we,” “our,” or “us”) was organized as a Delaware corporation on April 25, 2000. We are a leading cleantech integrator and renewable energy asset developer, owner and operator. Our comprehensive portfolio includes energy efficiency, infrastructure upgrades, asset sustainability and renewable energy solutions delivered to clients throughout North America and the United Kingdom. We provide solutions, both services and products, that enable our customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of solutions includes upgrades to a facility’s energy infrastructure and the development, construction, and operation of distributed energy resources. We also sell certain solar photovoltaic (“solar PV”) equipment worldwide and operate in the United States, Canada and Europe. We have successfully completed energy saving, environmentally responsible projects with Federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers.
We are compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies), 2) the sale of energy from our energy assets, and 3) direct payment for solar PV equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, our subsidiaries, certain contracts in which we have a controlling financial interest and four investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with Ameresco as VIEs. We use a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, we have determined that we are the primary beneficiary in all of our operational VIEs. We evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. We prepare our consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts were reclassified or rounded to conform to the presentation in the current period.
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
Self-insured Health Insurance
We are self-insured for employee health insurance and the maximum exposure in fiscal year 2021 under the plan was $150 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in our consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
settlement amount of claims. Our estimated accrual for this liability could be different than our ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Significant Risks and Uncertainties
The COVID-19 pandemic has continued to result in global supply chain disruptions and the resurgence of COVID-19 and its variants has caused some governments to extend travel and other restrictions. On September 9, 2021, President Biden issued an Executive Order requiring COVID-19 vaccinations for Federal employees. As a result, we implemented this mandate for our employees and subcontractors who work in our Federal business segment.
We have considered the impact of COVID-19 on the assumptions and estimates used, which may change in response to this evolving situation. Results of future operations and liquidity could be adversely impacted by a number of factors associated with the COVID-19 pandemic including payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, potential loss of employees due to vaccine mandates, and uncertain demand. As of the date of issuance of these consolidated financial statements, we cannot reasonably estimate the extent to which the COVID-19 pandemic may impact our financial condition, liquidity, or results of operations in the foreseeable future. The ultimate impact of the pandemic on us is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the pandemic subsides.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The payment of $2,266 of employer payroll taxes otherwise due in 2020 was paid in December 2021 and the remaining $2,266 is due by December 31, 2022. The CARES Act permitted net operating losses from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first).
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Our methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and our forecasts. Due to the short-term nature of our receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of our customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of our assessment, we also considered the current and expected future economic and market conditions due to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of December 31, 2021 and 2020.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Changes in the allowance for credit losses was as follows:

	Year Ended December 31,
	2021	2020	2019
Allowance for credit loss, beginning of period	$2,266	$2,260	$2,765
Charges to (recoveries of) costs and expenses, net	187	282	(216)
Account write-offs and other	(190)	(276)	(289)
Allowance for credit loss, end of period	$2,263	$2,266	$2,260
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. We classify retainages that are expected to be billed in the next twelve months as current assets. As of December 31, 2021 and 2020, no amounts were determined to be uncollectible.
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
Project Development Costs
We capitalize only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees, and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. We classify project development efforts that are expected to proceed to construction activity in the next twelve months as a current asset. We periodically review these balances and write off any amounts where the realization of the related revenue is no longer probable. Project development costs of $2,217 and $1,543 were included in other long-term assets as of December 31, 2021 and 2020, respectively.
Property and Equipment
Property and equipment consist primarily of office and computer equipment, and is recorded at cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance, and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Furniture and office equipment	Five years
Computer equipment and software costs	Three to five years
Leasehold improvements	Lesser of term of lease or five years
Automobiles	Five years
Land	Unlimited

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Gains or losses on disposal of property and equipment are reflected in selling, general, and administrative expenses in the consolidated statements of income.
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services, deposits, and project development costs incurred in connection with the construction of small-scale renewable energy plants that we own. These amounts are capitalized and amortized to cost of revenues in our consolidated statements of income on a straight-line basis over the lives of the related assets or the terms of the related contracts.
Routine maintenance costs are expensed as incurred in our consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance, upgrades, and overhauls are required for certain components of our energy assets. In these instances, the costs associated with these upgrades are capitalized and are depreciated over the shorter of the remaining life of the asset or the period up to the next required major maintenance or overhaul.
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
We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value of the asset group. Impairment losses are reflected in selling, general, and administrative expenses in the consolidated statements of income.
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
We received grant proceeds from the Canadian government in connection with the construction of our energy assets in Canada of $774 during the year ended December 31, 2021 and $1,874 during the year ended December 31, 2020. We have a contribution agreement in place with Natural Resources Canada to fund 50% of the construction costs on a specific pilot project in Ontario. Cash proceeds are recorded as a deferred grant liability. Following commercial operation, the grant is subject to repayment to the government for a five-year period.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred grant income of $8,498 and $8,271 in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively, represents the benefit of the basis difference to be amortized to depreciation expense over the life of the related property.
Acquisitions
For acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition. Any excess of the consideration we transferred over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. Intangible assets, if identified, are also recorded.
Determining the fair value of certain assets and liabilities assumed is judgmental in nature, often involves the use of significant estimates and assumptions, and is calculated using level 3 inputs per the fair value hierarchy as defined in Note 18. We continue to evaluate acquisitions for a period not to exceed one year after the acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price. The results of the acquired companies are included in our consolidated statements of income, comprehensive income, and cash flows from the date of the respective acquisition.
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration obligation for such contingent consideration payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. Each reporting period we revalue the contingent consideration obligations associated with our acquisitions to fair value and record changes in the fair value within the selling, general, and administrative expenses in our consolidated statements of income. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates and changes in assumed probability with respect to the attainment of certain financial and operational metrics, among others. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of contingent consideration recorded at each reporting period. Deferred consideration related to certain holdbacks and completion payments are considered short-term in nature. These amounts are recorded at full value and are only revalued if one of those underlying assumptions changes. See Note 4 for additional information about our acquisitions.
In accordance with ASC 805, Business Combinations, our solar project acquisitions do not constitute a business as the assets acquired in each case could be considered a single asset or group of similar assets that made up substantially all of the fair market value of the acquisitions. See Note 7 for information on solar projects we have purchased or are under definitive agreement to purchase.
Goodwill
As noted in the Acquisitions section above, our goodwill is derived when we acquire another business. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually (December 31st) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Leases
Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities for significant lease arrangements are recognized at commencement based on the present value of lease payments over the lease term. We use our incremental borrowing rate, which is updated annually or when a significant event occurs that would indicate a significant change in rates, to calculate the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term which may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our ROU assets are evaluated for impairment using the same method as described above under the Long-lived Asset Impairment section.
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
Other Assets
Other assets consist primarily of notes and contracts receivable due to Ameresco from various customers and also includes the fair value of derivatives determined to be assets, the non-current portions of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Sale-leasebacks
We entered into sale-leaseback arrangements that provided for the sale of solar PV energy assets to third-party investors and the simultaneous leaseback of the energy assets, which we then operate and maintain, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these energy assets.
In sale-leaseback arrangements, we first determine whether the solar PV energy asset under the sale-leaseback arrangement is “integral equipment”. A solar PV energy asset is determined to be integral equipment when the cost to remove the energy asset from its existing location, including the shipping and reinstallation costs of the solar PV energy asset at the new site, and any diminution in fair value, exceeds 10% of the fair value of the solar PV energy asset at the time of its original installation. When the leaseback arrangement expires, we have the option to purchase the solar PV energy asset for the then fair market value or, in certain circumstances, renew the lease for an extended term. We have determined that none of the solar PV energy assets sold to date under the sale-leaseback program have been considered integral equipment as the cost to remove the energy asset from its existing location would not exceed 10% of its original fair value.
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
Revenue Recognition
We are a provider of comprehensive energy services, including energy efficiency, infrastructure upgrades, energy security and resilience, asset sustainability, and renewable energy solutions for businesses and organizations. Our sustainability services include capital and operational upgrades to a facility's energy infrastructure and the development, construction, ownership, and operation of renewable energy plants. Our revenue is generated from the primary lines of business described below and is recognized in accordance with Revenue from Contracts with Customers (Topic 606).
Projects
Our Projects service relates to energy efficiency projects, which include the design, engineering, and installation of an array of innovative technologies and techniques to improve energy efficiency and control the operation of a building’s energy- and water-consuming systems. Renewable energy products and services include, but are not limited to, the design and construction of a

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy.
We recognize revenue from the installation or construction of projects over time using the cost-based input method. We use the total costs incurred on the project relative to the total expected costs to account for the satisfaction of the performance obligation. When the estimate on a contract indicates a loss, or reduces the likelihood of recoverability of such costs, we record the entire estimated loss in the period the loss becomes known. In addition, some contracts contain an element of variable consideration, including liquidated damages and/or penalties, which requires payment to the customer in the event that construction timelines or milestones are not met. We estimate the total consideration payable by the customer when the contracts contain variable consideration provisions, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, we may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
O&M
After an energy efficiency or renewable energy project is completed, we often provide ongoing O&M services under a multi-year contract. These services include operating, maintaining and repairing facility energy systems such as boilers, chillers, and building controls, as well as central power and other small-scale plants. For larger projects, we frequently maintain staff on-site to perform these services.
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
Energy Assets
Our service offerings include the sale of electricity, heat, cooling, processed biogas, and renewable biomethane fuel from the portfolio of assets that we own and operate. We have constructed and are currently designing and constructing a wide range of renewable energy plants using biogas, solar, biomass, other bio-derived fuels, wind, and hydro sources of energy. Most of our renewable energy projects to date have involved the generation of electricity from solar PV and the sale of electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock. We purchase the biogas that otherwise would be combusted or vented, process it, and either sell it or use it in our energy plants. We have also designed and built, own, operate and maintain plants that take biogas generated in the anaerobic digesters of wastewater treatment plants and turn it into renewable natural gas that is either used to generate energy on-site or that can be sold through the nation’s natural gas pipeline grid. We typically enter into a long-term power purchase agreement (“PPA”) for the sale of the energy where we own and operate energy producing assets. Many of our energy assets also produce environmental attributes, including renewable energy credits and RINs. In most cases, we sell these attributes under separate agreements with parties other than the PPA customer.
In accordance with specific PPA contract terms, we recognize revenues from the sale and delivery of the energy output from renewable energy plants over time as produced and delivered to the customer. Environmental attributes revenue is recognized at a point in time when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that we operate in. In the cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. We have determined that certain PPAs contained a lease component in accordance with ASC 840, Leases, prior to the adoption of Topic 842. We recognized $11,726, $9,143 and $8,189 of operating lease revenue under these agreements during the years ended December 31, 2021, 2020, and 2019, respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers. For most of our contracts, there are multiple promises of goods or services. Typically, we provide a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, we consider the bundle of goods and services to be a single performance obligation. We may also promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases we separate the contract into more than one performance obligation and allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
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
Cost of Revenues
Cost of revenues includes the cost of labor, materials, equipment, subcontracting and outside engineering that are required for the development and installation of projects, as well as preconstruction costs, sales incentives, associated travel, inventory obsolescence charges, amortization of intangible assets related to customer contracts, and, if applicable, costs of procuring financing. A majority of our contracts have fixed price terms, however, in some cases we negotiate protections, such as a cost-plus structure, to mitigate the risk of rising prices for materials, services, and equipment.
Cost of revenues also includes the costs of maintaining and operating the small-scale renewable energy plants that we own, including the cost of fuel (if any) and depreciation charges.
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
Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the consolidated balance sheets as of December 31, 2021 and 2020, respectively. See Note 10 for additional information on income taxes.
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
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses and other current liabilities, financing lease assets and liabilities, contingent consideration, short- and long-term borrowings, make-whole provisions, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, contingent consideration, and short-term borrowings approximate fair value.
The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2021, the carrying value of our long-term debt is less than its fair value of $442,429 by approximately $5,537. Fair value of our debt is based on quoted market prices or on rates available to us for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 18.
Stock-based Compensation Expense
We measure and record stock-based compensation expense for all stock-based payment awards based on estimated fair value. We may provide stock-based awards of shares of restricted common stock and grants of stock options to employees, directors, outside consultants, and others through various equity plans including our Employee Stock Purchase Plan (the “ESPP”) for employees.
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
Share Repurchase Program
In April 2016, our Board of Directors authorized the repurchase of up to $10,000 of our Class A common stock from time to time on the open market or in privately negotiated transactions. Our Board of Directors authorized an increase in the share repurchase to $15,000 of our Class A common stock in February 2017 and to $17,553 of our Class A common stock in August 2019. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The repurchase program has and will be funded using our working capital and borrowings under our revolving line of credit. We account for share repurchases using the cost method and the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the year ended December 31, 2021, we repurchased no shares. During the year ended December 31, 2020, we repurchased 0.5 shares of common stock in the amount of $6, net of fees of immaterial amounts, and during the year ended December 31, 2019, we repurchased 10.3 shares of common stock in the amount of $144, net of fees of immaterial amounts.
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
We generally aggregate the disclosures of our VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement we have with the VIE including our role and type of interest held in the VIE. As of December 31, 2021, all the VIEs that make up our investment funds are similar in purpose, design, and our involvement and, as such, are aggregated in one disclosure. See Notes 11 and 12 for additional disclosures.
Equity Method Investments
We have entered into a number of joint ventures and using the methodology described above for VIEs, we determined that we are not the primary beneficiary. We do not consolidate the operations of these joint ventures and treat the joint ventures as equity method investments. See Note 11 for additional information on our equity method investments.
Redeemable Non-Controlling Interests
In September 2015, June 2017, June 2018, October 2018 and December 2019, we formed investment funds with different third-party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2021, we have four such investment funds each with a different third-party investor.
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
Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for our fiscal year beginning after December 15, 2020. We adopted this guidance as of January 1, 2021 and the adoption did not have an impact on our consolidated financial statements.
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
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We adopted this guidance as of January 1, 2021 and the adoption did not have an impact on our consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for our fiscal year beginning after December 15, 2022, however, early adoption is permitted. We early adopted this new accounting standard as of January 1, 2021 and applied it to our December 2021 acquisition discussed in Note 4. We elected the practical expedient related to contract modifications made before the acquisition date and the adoption did not have a material impact on our consolidated financial statements.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires annual disclosures about certain types of government assistance received. ASU 2021-10 is effective for our fiscal year beginning after December 15, 2021. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the year ended December 31, 2021 were U.S. Regions, U.S. Federal, Canada, Non-Solar Distributed Generation (“Non-Solar DG”), and All Other. On January 1, 2021, we changed the structure of our internal organization, and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2021:

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$463,173	$340,686	$36,755	$25,377	$37,969	$903,960
O&M revenue	21,117	47,072	71	9,724	629	78,613
Energy assets	39,533	4,913	4,529	101,804	472	151,251
Integrated-PV	—	—	—	—	41,202	41,202
Other	4,470	277	8,102	338	27,484	40,671
Total revenues	$528,293	$392,948	$49,457	$137,243	$107,756	$1,215,697
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2020:

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$347,137	$327,626	$36,708	$21,883	$31,252	$764,606
O&M revenue	18,209	45,423	169	8,261	300	72,362
Energy assets	34,403	4,358	4,075	75,150	211	118,197
Integrated-PV	—	—	—	—	39,112	39,112
Other	4,403	475	6,845	1,123	25,152	37,998
Total revenues	$404,152	$377,882	$47,797	$106,417	$96,027	$1,032,275
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2019:

	US Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$321,973	$240,656	$27,995	$9,221	$11,219	$611,064
O&M revenue	15,753	41,599	5	9,183	169	66,709
Energy assets	25,719	3,652	3,306	65,365	—	98,042
Integrated-PV	—	—	—	—	47,953	47,953
Other	5,803	1,519	6,613	914	28,316	43,165
Total revenues	$369,248	$287,426	$37,919	$84,683	$87,657	$866,933
See Note 16 for our revenue disaggregated by geographical region.
The following table presents information related to our revenue recognized over time:

	Year Ended December 31,
	2021	2020	2019
Percentage of revenue recognized over time	94%	94%	92%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2021	December 31, 2020
Accounts receivable, net	$161,970	$125,010
Accounts receivable retainage	43,067	30,189
Contract Assets
Costs and estimated earnings in excess of billings	306,172	185,960
Contract Liabilities
Billings in excess of cost and estimated earnings	35,918	33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,481	6,631
Total contract liabilities	$42,399	$40,615

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the consolidated balance sheets.
The increase in contract assets for the year ended December 31, 2021 was primarily due to revenue recognized of $708,384, offset in part by billings of $618,041. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2021, we recognized revenue of $207,746 and billed $181,284 to customers that had balances which were included in contract liabilities at December 31, 2020. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments, as well as acquired contract assets and liabilities.
The decrease in contract assets for the year ended December 31, 2020 was primarily due to billings of $644,583, offset in part by revenue recognized of $618,839. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2020, we recognized revenue of $132,622, and billed customers $140,275 to customers that had balances which were included in contract liabilities at December 31, 2019.
Backlog
Our remaining performance obligations (“fully-contracted backlog”) represent the unrecognized revenue value of our contract commitments. Our backlog may vary significantly each reporting period based on the timing of major new contract commitments and the fully-contracted backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of our services and their payments to us. At December 31, 2021, we had fully-contracted backlog of $2,640,960 and approximately 52% of our fully-contracted backlog is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
We applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
Contract Acquisition Costs
As of December 31, 2021 and 2020, we had capitalized commission costs of $1,735, related to contracts that were not completed, which were included in other assets in the accompanying consolidated balance sheets. For contracts that have a duration of less than one year, we follow a practical expedient and expense these costs when incurred. During the years ended December 31, 2021 and 2020, the amortization of commission costs related to contracts was not material and have been included in the accompanying consolidated statements of income.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents information related to our project development costs recognized in the consolidated statements of income on projects that converted to customer contracts:

	Year Ended December 31,
	2021	2020	2019
Project development costs recognized	$12,737	$12,790	$35,172
No impairment charges in connection with our commission costs or project development costs were recorded during the years ended December 31, 2021 and 2020.
4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In November 2021, we entered into a stock purchase agreement to acquire all of the stock of Juice Technologies, Inc. (d/b/a Plug Smart), an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems. In December 2021, we completed the acquisition of Plug Smart, which allows us to expand our existing pipeline and solution offerings in the smart buildings sector. Total purchase consideration was $21,240, of which $17,692 has been paid to date. The consideration also includes a hold-back of $750 and other accruals related to possible adjustments to net working capital at the acquisition date and future claims about representations and warranties by the sellers, if any, and a potential contingent consideration earn-out that had a fair value of $2,160 on the date of acquisition. The earn-out includes contingent consideration of up to $5,000 based upon meeting certain future EBITDA targets over the next five years. Cash acquired was $2,771 and no debt was assumed. The transaction costs, pro-forma effects of this acquisition on our operations, and contribution to revenue and net income for the year ended December 31, 2021 and periods presented in the consolidated statements of income were not material.
The estimated goodwill of $12,499 from the Plug Smart acquisition consists largely of expected benefits, including the combined entities experience, technical problem-solving capabilities, and the acquired workforce. This goodwill is not deductible for income tax purposes. The estimated fair value of tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions that are preliminary and subject to final working capital adjustments as of the acquisition date. Any measurement period adjustments made to working capital within one year from acquisition date, are recorded as adjustments to goodwill. Any adjustments made beyond the measurement period will be included in our consolidated statements of income.
In January 2019, we completed an acquisition of a Massachusetts based solar operations and maintenance firm for consideration of $1,294. No debt was assumed. The pro-forma effect of this acquisition on our operations was not material.
The fair value of the contingent consideration from the 2018 acquisition of Chelsea Group Limited was $678 as of December 31, 2020, and remained consistent as of December 31, 2021.
See Note 18 for additional information on contingent consideration.
A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is presented in the table below. We did not complete any acquisitions during the year ended December 31, 2020.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	2021	2019
Cash and cash equivalents	$2,771	$—
Accounts receivable	3,370	232
Costs and estimated earnings in excess of billings	1,663	—
Prepaid expenses and other current assets	1,499	2
Property and equipment and energy assets	—	315
Goodwill	12,499	337
Intangible assets	6,354	500
Operating lease assets	488	—
Accounts payable	(1,795)	(30)
Accrued expenses and other current liabilities	(964)	(1)
Current portion of operating lease liabilities	(145)	—
Billings in excess of cost and estimated earnings	(2,464)	(61)
Deferred income tax liabilities	(1,693)	—
Long-term operating lease liabilities, net of current portion	(343)	—
Purchase price	$21,240	$1,294
Purchase price, net of cash acquired	$18,469	$1,294
Total fair value of consideration	$21,240	$1,294
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in the goodwill balances by reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2019	$26,705	$3,981	$3,369	$24,359	$58,414
Foreign currency translation	—	—	72	228	300
Balance, December 31, 2020	26,705	3,981	3,441	24,587	58,714
Goodwill acquired during the year	12,499	—	—	—	12,499
Foreign currency translation	—	—	13	(69)	(56)
Balance, December 31, 2021	$39,204	$3,981	$3,454	$24,518	$71,157

Accumulated Goodwill Impairment
Balance, December 31, 2020	$—	$—	$(1,016)	$—	$(1,016)
Balance, December 31, 2021	$—	$—	$(1,016)	$—	$(1,016)
Our annual goodwill impairment review was performed each year-end using a quantitative approach, and we determined that there was no goodwill impairment for the years ended December 31, 2021 and 2020. We tested goodwill for impairment at the reporting unit level utilizing the income approach which included a discounted cash flow method with a market approach. Based on our assessment, all our reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 61% as of December 31, 2021 and 67% as of December 31, 2020. During the course of our valuation analysis for the year ended December 31, 2020, we determined that although the fair value of our U.S. Federal reporting unit exceeded the carrying amount of this reporting unit, the carrying value of the reporting unit was negative.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets, Net
Definite-lived intangible assets, net consisted of the following:

	As of December 31,
	2021	2020
Gross carrying amount
Customer contracts	$8,459	$7,977
Customer relationships	18,723	12,914
Non-compete agreements	3,054	3,061
Technology	2,745	2,743
Tradenames	545	545
Total gross carrying amount	33,526	27,240
Accumulated Amortization
Customer contracts	7,961	7,977
Customer relationships	12,268	12,006
Non-compete agreements	3,054	3,061
Technology	2,744	2,734
Tradenames	538	535
Total accumulated amortization	26,565	26,313
Intangible assets, net	$6,961	$927
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the useful life is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2021, 2020, and 2019.
The table below sets forth amortization expense:

		Year Ended December 31,
	Location	2021	2020	2019
Customer contracts	Cost of revenues	$—	$59	$90
Customer relationships	Selling, general and administrative expenses	310	604	806
Non-compete agreements	Selling, general and administrative expenses	—	—	1
Technology	Selling, general and administrative expenses	8	19	12
Tradenames	Selling, general and administrative expenses	3	3	—
Total amortization expense		$321	$685	$909

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Amortization expense for our definite-lived intangible assets for the next five years to be included in selling, general, and administrative expenses is as follows:

Estimated Amortization Expense
2022	$1,892
2023	1,300
2024	1,299
2025	1,298
2026	1,172
Thereafter	—
Total	$6,961

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Furniture and office equipment	$3,008	$2,905
Computer equipment and software costs	17,593	14,531
Leasehold improvements	2,472	2,373
Automobiles	1,419	1,268
Land	6,781	3,041
Property and equipment, gross	31,273	24,118
Less: accumulated depreciation	(18,156)	(15,136)
Property and equipment, net	$13,117	$8,982
The following table sets forth our depreciation expense on property and equipment:

	Year Ended December 31,
Location	2021	2020	2019
Selling, general & administrative expenses	$3,143	$3,317	$2,987

7. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	December 31,
	2021	2020
Energy assets (1)	$1,120,712	$954,426
Less: accumulated depreciation and amortization	(264,181)	(225,048)
Energy assets, net	$856,531	$729,378

(1) Includes financing lease assets (see Note 8), capitalized interest and ARO assets (see tables below).

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Year Ended December 31,
Location	2021	2020	2019
Cost of revenues (1)	$43,113	$38,039	$35,543

(1) Includes depreciation and amortization expense on financing lease assets. See Note 8.
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Year Ended December 31,
	2021	2020	2019
Capitalized interest	$2,814	$4,341	$2,966
During September 2021, there was a triggering event which caused us to perform an impairment analysis on an energy asset group within the Non-solar DG segment. This triggering event was related to a decision by the applicable state environmental agency to discontinue an environmental permit. This action materially modified the obligation of the landfill owner to continue maintaining the wellfield, therefore, we plan to decommission the impacted landfill gas plant. As a result, we recorded an impairment charge of $1,901, which fully impaired this asset group.
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
The impairment charges are included in selling, general, and administrative expenses within the consolidated statements of income for the years ended December 31, 2021 and 2020.
We assessed the impact that the current macroeconomic environment surrounding the COVID-19 pandemic has or is expected to have on the business, and concluded that it was not a triggering event for impairment purposes and there was no indication of impairment of long-lived assets, except as indicated above, for the years ended December 31, 2021 and 2020.
As of December 31, 2021 there were four ESPC asset projects which were included in energy assets and as of December 31, 2020, there were three. We control and operate the assets as well as obtain financing during the construction period of the assets. We record a liability associated with these energy assets as we have an obligation to the customer for performance of the asset, although, the customer is responsible for payments to the lender based on the energy asset’s production.
The liabilities recognized in association with these ESPC assets were as follows:

	December 31,
Location	2021	2020
Accrued expenses and other current liabilities	$245	$229
Other liabilities	12,827	10,794
Total ESPC projects liability	$13,072	$11,023

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
In order to expand our portfolio of energy assets, we have acquired energy projects, which did not constitute businesses under the guidance discussed in Note 2.
We acquired and closed on the following energy projects:

	December 31,
	2021	2020
Number of projects	1	1
Purchase price (1)	$3,461	$1,251
Remaining deferred purchase consideration on previously closed projects (2)	$303	$1,446

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
The following tables sets forth information related to our ARO assets and ARO liabilities:

		December 31,
	Location	2021	2020
ARO assets, net	Energy assets, net	$1,939	$1,468

ARO liabilities, current	Accrued expenses and other current liabilities	$6	$86
ARO liabilities, non-current	Other liabilities	2,342	1,561
		$2,348	$1,647

	Year Ended December 31,
	2021	2020	2019
Depreciation expense of ARO assets	$113	$78	$45
Accretion expense of ARO liabilities	$123	$93	$44

8. LEASES
We enter into a variety of operating lease agreements through the normal course of business including certain administrative offices. The leases are long-term, non-cancelable real estate lease agreements, expiring at various dates through fiscal 2029. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance, and repairs. We also lease vehicles, IT equipment and certain land parcels related to our energy projects, expiring at various dates through fiscal 2050. The office and land leases make up a significant portion of our operating lease activity. Many of these leases have one or more renewal options that allow us, at our discretion, to renew the lease for six months to seven years. Only renewal options that we believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that commence or increase when the related project becomes operational. In these cases, we estimated the commercial operation date used to calculate the ROU asset and minimum lease payments.
A portion of our real estate leases are generally subject to annual changes in the Consumer Price Index (“CPI”). We utilized each lease’s minimum lease payments to calculate the lease balances upon transition. The subsequent increases in rent based on changes in CPI were excluded and will be excluded for future leases from the calculation of the lease balances, but will be recorded to the consolidated statements of income as part of our operating lease costs.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The discount rate was calculated using an incremental borrowing rate based on financing rates on secured comparable notes with comparable terms and a synthetic credit rating calculated by a third party. We elected to apply the discount rate using the remaining lease term at the date of adoption.
We also enter into leases for service agreements and other leases related to our construction projects such as equipment, mobile trailers, and other temporary structures. We utilize the portfolio approach for this class of lease, which are either short-term leases or are not material.
Rent and related expenses were as follows:

	Year Ended December 31,
	2021	2020	2019
Rent and related expenses	$9,740	$8,891	$8,179
We have a number of leases that are classified as financing leases, which related to transactions that were considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on our financing leases.
The table below sets forth supplemental balance sheet information related to leases:

	December 31,
	2021	2020
Operating Leases
Operating lease assets	$41,982	$39,151

Current portion of operating lease liabilities	$6,276	$6,106
Long-term operating lease liabilities, net of current portion	35,135	35,300
Total Operating lease liabilities	$41,411	$41,406
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	5.7%	5.9%

Financing Leases (1)
Energy assets, net	$31,876	$34,005

Current portions of financing lease liabilities	$3,125	$4,273
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	16,101	19,227
Total financing lease liabilities	$19,226	$23,500
Weighted-average remaining lease term	15 years	16 years
Weighted-average discount rate	12.08%	11.94%

(1) Includes sale-leaseback transactions entered into prior to January 1, 2019 and failed sales under ASC 842.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The costs related to our leases were as follows:

	Year Ended December 31,
	2021	2020
Operating Leases
Operating lease costs	$8,780	$7,970

Financing Leases
Amortization expense	2,129	2,129
Interest on lease liabilities	2,541	3,019
Total financing lease costs	4,670	5,148
Total lease costs	$13,450	$13,118

Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$11,385	$7,600
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,007	$12,158
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2022	$8,331	$5,178
2023	7,162	3,676
2024	5,989	2,565
2025	4,790	2,213
2026	2,971	2,054
Thereafter	29,540	19,812
Total minimum lease payments	$58,783	$35,498
Less: interest	17,372	16,272
Present value of lease liabilities	$41,411	$19,226
Sale-leasebacks
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance.
The following table presents a summary of amounts related to these sale-leasebacks included in our consolidated balance sheets:

	December 31,
	2021	2020
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,571	1,686
Total deferred loss	$1,686	$1,801

Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	4,775	5,120
Total deferred gain	$5,120	$5,465

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Net gains and (losses) from amortization expense in cost of revenues related to deferred gains and losses were $230, $228 and $230 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
We sold and leased back ten energy assets for $83,138 under this facility during the year ended December 31, 2021. The lease agreements executed in connection with the sale of these energy assets bear interest at a rate of 0% to 1.17%, as a result of tax credits which were transferred to the counterparty. As of December 31, 2021, approximately $228,569 remained available under this lending commitment. In January 2022, we sold and leased back one energy asset for $6,644 under this facility.
During the year ended December 31, 2020, we entered into a master lease agreement with an investor and sold and leased back two energy assets for $4,342 in cash. On July 9, 2021, we entered into an amendment to our master lease agreement which increased our maximum commitment from $4,500 to $23,559 and extended the end date of the agreement to December 31, 2021. During the ended December 31, 2021, we sold and leased back one energy asset for $3,281. The lease agreements executed in connection with the sale of these energy assets bear interest at a rate of 0%, as a result of tax credits which were transferred to the counterparty, and have an expiration date of December 30, 2030, with an option to extend to December 30, 2040.
All sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities. See Note 9 for additional information on these financing facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
9. DEBT AND FINANCING LEASE LIABILITIES
Long-term debt was comprised of the following:

	As of December 31,
	2021	2020
Senior secured credit facility, 2.66%, due June 2024 (1)	$97,813	$110,761

Construction revolver, 1.74%, due March 2022 (2)	$23,935	$15,177
Construction revolver, 1.99%, due July 2022 (2)	7,763	11,581
Subtotal non-recourse construction revolvers	$31,698	$26,758

Term loans, due 2021	$—	$12,142
Variable rate term loan, 2.49%, due June 2024 (2) (3)	4,264	6,081
Term loan, 6.11% due June 2028 (5)	2,933	3,339
Variable rate term loan, 2.49%, due May 2025 (4)	38,844	40,750
Variable rate term loan, 2.99%, due March 2023 (4)	14,442	14,867
Term loan, 4.95%, due July 2031 (4)	3,157	3,527
Term loan, 5.00%, due March 2028 (4)	2,688	3,118
Term loan, 4.50%, due April 2027 (5)	10,302	18,403
Term loan, 5.61%, due February 2034 (4)	2,423	2,589
Variable rate term loan, 2.69%, due December 2027 (4)	9,238	10,541
Variable rate term loan, 6.24%, due March 2026 (2) (4)	38,753	34,451
Term loan, 5.15%, due December 2038 (2) (4)	25,465	27,695
Variable rate term loan, 2.29%, due June 2033 (2) (3)	7,657	8,348
Variable rate term loan, 2.61%, due October 2029 (2) (5)	7,762	8,503
Fixed rate note, 5.00%, due April 2040	224	222
Fixed rate note, 3.58%, due December 2027 (4)	3,072	3,548
Fixed rate note, 4.92%, due June 2045 (4)	3,776	—
Fixed rate note, 3.25%, due March 2046 (4)	39,474	—
Variable rate term loan, 3.63%, due July 2030 (4)	3,662	—
Subtotal non-recourse term loans	$218,136	$198,124

Long-term financing facility, 0.28%, due July 2039 (3) (6)	$3,462	$3,625
Long-term financing facility, —%, due November 2039 (3) (6)	6,361	6,675
Long-term financing facility, —%, due July 2040 (3) (6)	1,050	1,107
Long-term financing facility, —%, due December 2040 (3) (6)	14,130	18,287
Long-term financing facility, —%, due December 2040 (4) (6)	2,810	2,924
Long-term financing facility, 1.17%, due March 2041 (3) (6)	850	—
Long-term financing facility, —%, due March 2041 (3) (6)	18,378	—
Long-term financing facility, —%, due July 2041 (4) (6)	2,151	—
Long-term financing facility, 0.03%, due September 2041 (3) (6)	3,382	—
Long-term financing facility, 0.41%, due October 2041 (3) (6)	2,822	—
Long-term financing facility, 0.23%, due November 2041 (3) (6)	1,880	—
Long-term financing facility, —%, due December 2041 (3) (6)	43,712	—
Long-term financing facility, 0.13%, due December 2041 (3) (6)	3,627	—
Subtotal non-recourse long-term financing facilities	$104,615	$32,618
Continued on next page

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	As of December 31,
	2021	2020
Financing leases (7)	$19,226	$23,500

Total debt and financing leases	$471,488	$391,761
Less: current maturities	78,934	69,362
Less: unamortized discount and debt issuance costs	15,370	10,725
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$377,184	$311,674

(1) Facility has interest at varying rates monthly in arrears.
(2) These agreements have acceleration causes that, in the event of default, as defined, the payee has the option to accelerate payment terms and make the remaining principal and the required interest balance due according to the agreement.
(3) Facility is payable in semi-annual installments.
(4) Facility is payable in quarterly installments.
(5) Facility is payable in monthly installments.
(6) These agreements are sale-leaseback arrangements and are accounted for as failed sales under the guidance and are classified as financing liabilities. See Note 8.
(7) Financing leases are sale-leaseback arrangements under previous guidance and do not include approximately $16,272 in future interest payments as of December 31, 2021 and $18,791 as of December 31, 2020. See Note 8.

The following table presents the aggregate maturities of long-term debt and financing leases as of December 31, 2021:

2022	$78,934
2023	49,931
2024	116,071
2025	51,961
2026	34,213
Thereafter	140,378
Total maturities	$471,488
Senior Secured Credit Facility - Revolver and Term Loan
On June 28, 2019, we entered into a fourth amended and restated bank credit facility with three banks. The new credit facility replaced and extended our existing credit facility, which was scheduled to expire on June 30, 2020. The amended term loan increased amounts outstanding to $65,000 and contains quarterly repayment provisions discussed further below. The amended revolving credit and term loan facility mature on June 28, 2024, when all amounts will be due and payable in full. The June 28, 2019 amendment increased the total commitment under the amended credit facility (revolving credit, term loan and swing line) from $125,000 to $185,000.
In March 2020, we amended this credit facility which increased the total funded debt to EBITDA covenant ratio to a maximum of 3.75 for the year ended December 31, 2020, which reverted back to 3.25 on March 31, 2021. The amendment also increased the Eurocurrency rate floor from 0% to 1%.
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
We accounted for this amendment as a modification and at closing we incurred $78 in lender fees which were reflected as debt discount. The unamortized debt discount and issuance costs are being amortized over the remaining term of the amended

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
agreement.
The revolving credit facility may be increased up to an additional $100,000 in increments of at least $25,000 at the approval of lenders, subject to certain conditions. Up to $20,000 of the revolving credit facility may be borrowed in Canadian dollars, Euros, or pounds sterling. We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of Ameresco’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement).
The table below sets forth amounts outstanding under the credit facility, net of unamortized debt discounts and debt issuance costs:

	Rate as of December 31, 2021	As of December 31,
		2021	2020
Term loan	1.95%	$52,720	$57,574
Revolving credit facility	3.50%	$44,681	$52,696
Total senior secured credit facility outstanding (1)		$97,401	$110,270

(1) Net of unamortized debt discount and debt issuance costs of $412 in 2021 and $491 in 2020.
As of December 31, 2021, funds of $121,176 were available for borrowing under the revolving credit facility and we had $13,824 in letters of credit outstanding. We expect to use the remaining funds available under the credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
The interest rate for borrowings under the credit facility is based on, at our option, either (1) a base rate equal to a margin of 0.50% or 0.25%, depending on our ratio of total funded debt to EBITDA (as defined in the agreement), over the highest of (a) the federal funds effective rate, plus 0.50%, (b) Bank of America’s prime rate and (c) a rate based on the London interbank deposit rate (“LIBOR”) plus 1.50%, or (2) the one-, two- three- or six-month LIBOR plus a margin of 2.00% or 1.75%, depending on our ratio of total funded debt to EBITDA, as defined. A commitment fee of 0.375% is payable quarterly on the undrawn portion of the revolving credit facility.
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
Variable Rate Term Loan, 6.24%, due March 2026
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
In February 2021, the lender increased its commitment by $15,000 and we received net proceeds of $14,848. The quarterly payments consist of $1,250 in principal plus an additional principal prepayment based on project cash flows in addition to interest to be paid through the earlier of maturity, March 2026, or when the principal balance is paid in full. We accounted for this amendment as a modification and at closing we incurred $150 in lender fees which were reflected as debt discount and $2 in third-party fees which were expensed in selling, general and administrative expenses during the twelve months ended December 31, 2021. The unamortized debt discount and issuance costs from the October 2020 loan modification are being amortized over the remaining term of the amended agreement. The balance of the loan outstanding as of December 31, 2021 was $38,016, net of unamortized debt discount and issuance costs.
Construction Revolvers
Construction Revolver, 1.74%, due March 2022
In June 2020, we entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects. In March 2021, we entered into a third amendment to this agreement to extend this facility from May 2021 to March 2022. All remaining unpaid amounts outstanding under the facility are due at that time.
The balance of this construction revolver as of December 31, 2021 was $23,792, net of unamortized debt issuance costs and funds of $76,065 were available for borrowing under this facility.
Construction Revolver, 1.99%, due July 2022
The balance of our July 2020 construction revolver as of December 31, 2021 was $7,638, net of unamortized debt discount and issuance costs and we have funds of $22,237 available for borrowing under this construction revolver.
Fixed Rate Note, 3.25%, due March 2046 and Variable Rate Term Loan, 3.63%, due July 2030
On July 27, 2021, we entered into a $44,748 non-recourse debt agreement with a group of lenders. The financing facility consists of gross proceeds of $40,683 in senior secured first lien term notes due March 2046 (“Senior Notes”), gross proceeds of $4,065 in floating rate senior secured second lien term notes due July 2030 (“Second Lien Notes”), and a shelf facility of up to $60,000 available until July 2024. There were no notes issued under the shelf facility at December 31, 2021 and the lenders, in their sole discretion, have the right to approve or deny our funding requests.
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
At closing, we incurred $957 in lender fees and debt issuance costs. In connection with the Senior Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $5,164, which was recorded as a debt discount. See Note 19 for additional information. The aggregate balance of the Senior Notes and Second Lien Notes as of December 31, 2021 was $37,263, net of unamortized debt discount and issuance costs.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
10. INCOME TAXES
The following table sets forth components of income before income taxes:

	Year Ended December 31,
	2021	2020	2019
Domestic	$74,256	$52,595	$34,700
Foreign	3,888	3,833	1,853
Income before income taxes	$78,144	$56,428	$36,553
The components of the (benefit) provision for income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
Current income tax provision (benefit):
Federal	$(779)	$(4,566)	$109
State	1,779	1,522	474
Foreign	844	298	(1)
Total current	1,844	(2,746)	582

Deferred income tax (benefit) provision:
Federal	(8,025)	3,655	(4,794)
State	3,561	2,207	202
Foreign	573	(3,610)	262
Total deferred	(3,891)	2,252	(4,330)
Total income tax benefit	$(2,047)	$(494)	$(3,748)
Our deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency and net operating loss carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
Deferred income tax assets:
Compensation accruals	$2,570	$2,485
Reserves	4,150	3,861
Other	27,806	15,583
Net operating losses	28,807	14,435
Interest rate swaps	1,928	2,587
Energy efficiency	59,618	42,084
Deferred revenue	2,181	1,270
Gross deferred income tax assets	127,060	82,305
Valuation allowance	(4,039)	(3,877)
Total deferred income tax assets	$123,021	$78,428
Deferred income tax liabilities:
Depreciation	$(112,896)	$(66,694)
Deferred effect of derivative liability	(1,541)	(284)
Canadian capital cost, allowance and amortization	(984)	(2,195)
United Kingdom goodwill amortization	(718)	(732)
Outside basis difference	(7,050)	(10,886)
Total deferred income tax liabilities	(123,189)	(80,791)
Deferred income tax liabilities, net	$(168)	$(2,363)
Our valuation allowance related to the following items:

	December 31,
	2021	2020
Interest rate swaps (1)	$50	$106
Foreign net operating loss (2)	3,724	3,479
State net operating loss at one of our subsidiaries (3)	265	292
Total valuation allowance	$4,039	$3,877

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of December 31, 2021, we had the following tax loss and credit carryforwards to offset taxable income in prior and future years:

	Amount	Expiration Period
Federal net operating loss carryforwards	$98,490	Indefinite
State net operating loss carryforwards	40,230	Various
Canadian net operating loss carryforwards	22,603	2028 through 2041
United Kingdom net operating loss carryforwards	1,986	Indefinite
Greece net operating loss carryforwards	108	2026
Spain net operating loss carryforwards	2,447	Indefinite
Total tax loss carryforwards	$165,864

Federal Energy Investment and Production tax credit carryforward	$59,618	2030 through 2041
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2021 were the effects of investment tax credits we are entitled from solar plants which have been placed into service during 2021, the tax deductions related to the Section 179D Commercial Buildings Energy-Efficiency deduction, the benefit of disqualifying dispositions on certain employee stock options and favorable tax basis adjustments on certain partnership flip transactions.

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
On December 27, 2020 the President signed the Consolidated Appropriations Act, 2021 H.R. 133, which among other things made the Section 179D Energy Efficient Commercial Building Deduction permanent. The Section had previously been extended for years up to December 31, 2020. That Act also made changes to the way in which the deduction is calculated including adding an inflation adjustment and an update of the American Society of Heating, Refrigerating and Air-Conditioning Engineers Standard by which energy improvements are measured.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2021	2020	2019
Income before benefit for income taxes	$78,144	$56,428	$36,553
Federal statutory tax expense	$16,410	$11,850	$7,676
State income taxes, net of federal benefit	2,648	2,257	2,140
Net state impact of deferred rate change	(502)	(29)	(53)
Nondeductible expenses	2,572	987	150
Impact of reserve for uncertain tax positions	286	(124)	(925)
Stock-based compensation expense	(4,618)	(2,922)	(169)
Energy efficiency preferences	(17,639)	(8,595)	(12,699)
Foreign items and rate differential	4	160	56
Redeemable non-controlling interests	(2,546)	(767)	1,101
Valuation allowance	337	(4,308)	205
Miscellaneous	1,001	997	(1,230)
Total income tax benefit	$(2,047)	$(494)	$(3,748)
Effective tax rate:
Federal statutory rate expense	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.4%	4.0%	5.9%
Net state impact of deferred rate change	(0.6)%	(0.1)%	(0.1)%
Nondeductible expenses	3.3%	1.7%	0.4%
Impact of reserve for uncertain tax positions	0.4%	(0.2)%	(2.5)%
Stock-based compensation expense	(5.9)%	(5.2)%	(0.5)%
Energy efficiency preferences	(23.2)%	(15.2)%	(34.7)%
Foreign items and rate differential	—%	0.3%	0.2%
Redeemable non-controlling interests	(3.3)%	(1.4)%	3.0%
Valuation allowance	0.4%	(7.6)%	0.6%
Miscellaneous	1.9%	1.8%	(3.6)%
Effective tax rate	(2.6)%	(0.9)%	(10.3)%

The following table provides a reconciliation of gross unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$600	$400
Additions for current year tax positions	300	100
Additions for prior year tax positions	—	100
Balance, end of year	$900	$600
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $440 as of December 31, 2021 and $190 as of December 31, 2020 (both net of the federal benefit on state amounts).
We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any withholding tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2021 and 2020, we estimated that there were no earnings for which repatriation tax has not been provided.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The tax years 2018 through 2021 remain open to examination by major taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions as components of our income tax provision (benefit) in our consolidated statements of income. We increased income tax expense for these items by $14 in 2021, $0 in 2020, and $19 in 2019.
11. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Investment Funds
Over a period of five years (2015 through 2019), we formed five investment funds with third party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2021, we had four such investment funds each with a different third-party investor.
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
We have considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of these VIEs, including determining the solar energy systems and associated long term customer contracts to be sold or contributed to the VIEs, and installation, operation, and maintenance of the solar energy systems. We considered the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than participating rights. As such, we determined that we are the primary beneficiary of the VIEs for all periods presented. We evaluate our relationships with VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents a summary of amounts related to our investment funds reflected in Note 1 on our consolidated balance sheets:

	As of December 31,
	2021	2020
Cash and cash equivalents	$4,915	$5,828
Restricted cash	822	3,185
Accounts receivable, net	656	834
Costs and estimated earnings in excess of billings	1,421	968
Prepaid expenses and other current assets	151	120
Total VIE current assets	7,965	10,935
Property and equipment, net	1,266	1,266
Energy assets, net	108,498	143,133
Operating lease assets	6,271	6,439
Restricted cash, non-current portion	418	331
Other assets	36	94
Total VIE assets	$124,454	$162,198
Current portions of long-term debt and financing lease liabilities	$2,210	$2,230
Accounts payable	47	311
Accrued expenses and other current liabilities	643	1,092
Current portions of operating lease liabilities	142	125
Total VIE current liabilities	3,042	3,758
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	20,952	22,822
Long-term operating lease liabilities, net of current portion	6,558	6,220
Other liabilities	573	535
Total VIE liabilities	$31,125	$33,335
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
In January 2019, we entered into a joint venture with one other party to co-own an entity whose purpose is owning and leasing a parcel of land and attached structures to third-party entities. The joint venture has no employees and is controlled by the board of directors made up of representatives from both companies. Prior to January 2019, we had determined we were the primary

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
beneficiary of the VIE and fully consolidated the entity. Upon the formation of the joint venture, based on the assessment of considerations referenced above, we determined we were no longer the primary beneficiary and deconsolidated the VIE and recorded our investment in the joint venture as an equity method investment. With the deconsolidation of the VIE and the recognition of the equity method investment we recognized a gain of $2,160 in operating income and recorded an equity method investment of $1,361 in other assets during the year ended December 31, 2019. In addition, we loaned the joint venture $1,506 and made an initial contribution at its formation in exchange for 50% of the shares in the joint venture. During the year ended December 31, 2021, we sold this equity investment for cash proceeds of $1,672 and recognized a gain of $571, which is included in selling, general and administrative expense in our consolidated statements of income.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these joint ventures, our investment balances are included in other assets on the consolidated balance sheets and our pro rata share of net income or loss is included in operating income.
During the year ended December 31, 2021, we entered into three joint ventures and invested $9,000 in one of them. No other material investments were made. Activity under these joint ventures as of December 31, 2021 was not material.
The following table provides information about our equity method investments in joint ventures:

	As of December 31,
	2021	2020
Equity method investments	$9,206	$1,189
Expense recognized	$118	$225
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
The following table sets forth information about the call and put options for our investment funds outstanding as of December 31, 2021:

		Call Option			Put Option
Investment Fund Number	Formation Date	Start Date	End Date	Purchase Price	Start Date	End Date	Purchase Price
1	April 2017	December 2022	June 2023	(1)	December 2023	December 2024	(4)
2	June 2018	April 2024	October 2024	(2)	October 2024	April 2025	(5)
3	October 2018	June 2024	December 2024	(2)	December 2024	June 2025	(5)
4	December 2019	March 2026	September 2026	(3)	September 2026	September 2027	(6)

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
Because the put options represent redemption features that are not solely within our control, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value (which is impacted by attribution under the HLBV method) or their estimated redemption value at each reporting period. At both December 31, 2021 and 2020, redeemable non-controlling interests were reported in the accompanying consolidated balance sheets at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
13. EQUITY AND EARNINGS PER SHARE
Equity Offering
On March 9, 2021, we closed on an underwritten public offering of 2,500 shares of our Class A common stock at a public offering price of $44.00 per share. Net proceeds from the offering were $104,326, after deducting offering costs of $5,674. On March 15, 2021, we closed on the underwriters’ option to purchase 375 additional shares of Class A common stock from us, resulting in net proceeds of $15,758 after deducting offering costs of $742. We used $80,000 of the net proceeds to repay in full the outstanding U.S. dollar balance under our senior secured revolving credit facility and used the remaining proceeds for general corporate purposes.
In the offering, selling shareholders sold 805 shares of our Class A Common Stock at a public offering price of $44.00 per share, less the underwriting discount. We did not receive any proceeds from the sale of the shares by the selling stockholders.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to common shareholders	$70,458	$54,052	$44,436
Adjustment for accretion of tax equity financing fees	(116)	(121)	—
Income attributable to common shareholders	$70,342	$53,931	$44,436
Denominator:
Basic weighted-average shares outstanding	50,855	47,702	46,586
Effect of dilutive securities:
Stock options	1,413	1,304	1,188
Diluted weighted-average shares outstanding	52,268	49,006	47,774
Net income per share attributable to common shareholders:
Basic	$1.38	$1.13	$0.95
Diluted	$1.35	$1.10	$0.93

Potentially dilutive shares (1)	1,443	1,199	806

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
14. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS
Our 2010 Stock Incentive Plan (the “2010 Plan”) was adopted by our Board of Directors in May 2010 and approved by our stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, performance-based stock options, restricted stock awards and other stock-based awards. Upon its effectiveness, 10,000 shares of our Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2020, there were no longer shares available for grant under the 2010 Plan.
Our 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by our Board of Directors in February 2020 and approved by our stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Upon its effectiveness, 5,000 shares of our Class A common stock were reserved for issuance under the 2020 Plan. As of December 31, 2021, we granted options to purchase 1,552 shares of Class A common stock, of which 60 shares were forfeited or expired, leaving 3,508 shares available for grant under the 2020 Plan.
Stock Options
We did not grant awards to individuals who were not either an employee or director of ours during the years ended December 31, 2021, 2020, and 2019.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the collective activity under the plans:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,305	$8.050
Granted	1,330	14.026
Exercised	(916)	7.362
Forfeited	(210)	8.070
Expired	(4)	9.904
Outstanding at December 31, 2019	3,505	10.524
Granted	406	25.668
Exercised	(946)	9.491
Forfeited	(49)	13.251
Expired	—	—
Outstanding at December 31, 2020	2,916	12.919
Granted	1,342	58.826
Exercised	(588)	9.482
Forfeited	(134)	28.261
Expired	(4)	22.530
Outstanding at December 31, 2021	3,532	$30.336	7.6 years	$183,737
Options exercisable at December 31, 2021	693	$9.148	4.6 years	$50,094
Expected to vest at December 31, 2021	2,839	$35.508	8.4 years	$133,643

The following table sets forth additional disclosures about our plans:

	Year Ended December 31,
	2021	2020	2019
Aggregate intrinsic value of options exercised	$33,494	$19,762	$7,154
Cash received from stock option exercises	$5,563	$8,995	$6,742
Weighted-average fair value of stock options granted	$28.94	$11.52	$6.33
Stock-based compensation expense (1)	$8,716	$1,933	$1,620

(1) Included in selling, general, and administrative expenses in the accompanying consolidated statements of income and includes expense in connection with our ESPP.
Under the terms of our 2010 Plan and 2020 Plan, all options expire if not exercised within ten years after the grant date. During 2011, we began awarding options which typically vest over a five-year period on an annual ratable basis. From time to time, we award options providing for vesting over three years, with one-third vesting on each of the first three anniversaries of the grant date. During the year ended December 31, 2019, we granted 1,000 common stock options to certain employees and directors under our 2010 Stock Incentive Plan, which have a contractual life of ten years and vest based upon the achievement of specific performance goals over three years. If the employee ceases to be employed by us for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination, or they are forfeited.
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
The following table sets forth the significant assumptions used in the model:

Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.92% -1.46%	0.35%-0.76%	1.60%-2.39%
Expected volatility	48%-50%	43%-48%	43%-44%
Expected life	6.5 years	6.5 years	6.5 years
We will continue to use judgment in evaluating the expected term and volatility related to stock-based compensation on a prospective basis and incorporate these factors into the Black-Scholes pricing model. We record forfeitures as they occur. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.
As of December 31, 2021, there was approximately $41,074 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.8 years.
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
During the years ended December 31, 2021 and 2020, we issued 29 and 49 shares, respectively, under the ESPP. As of December 31, 2021 and 2020, the amount that had been withheld from employees for future purchases under the ESPP was $164 and $99, respectively.
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
The following table sets forth our matching contributions under the plans:

	Year Ended December 31,
	2021	2020	2019
401(k) plan	$6,189	$5,650	$5,452
Group Personal Pension Plan	252	202	190
Registered Retirement Savings Plan	405	348	356
Total matching contributions	$6,846	$6,200	$5,998

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
15. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” A mediation was held in January 2021, at which time we made an offer to settle the case, in an amount which we believe would be covered by our insurance. The trial has been set for April 2022 and both parties are in the process of discovery. Although the customer rejected our offer, both parties have agreed to continue to negotiate a settlement. We believe that it is probable that a loss will be incurred and, therefore, have accrued a reasonable estimate of the loss, which is included in accrued expenses and other current liabilities in our consolidated balance sheets as of December 31, 2021 and 2020. In addition, we have accrued a loss recovery from insurance proceeds as we believe the receipt of such proceeds is probable. The loss recovery accrual is included in prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2021 and 2020. The estimated loss and the loss recovery were included in selling, general, and administrative expenses in our consolidated statements of income for the year ended December 31, 2020 and there were no changes to our estimate during the year ended December 31, 2021.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition of Chelsea Group Limited which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. We evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555 upon acquisition. The fair value was subsequently increased to $678 as of December 31, 2020, remained consistent as of December 31, 2021, and is included in other liabilities on the consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date. The fair value of the earn-out will be re-evaluated at each reporting period and adjustments will be recorded as needed.
In April 2020, we completed an acquisition of an energy project which provided for a profit earn-out contingent upon the acquired project meeting certain financial return targets for a minimum of five years, and will continue annually thereafter, unless termination conditions are met. We evaluated the financial forecasts of the acquired asset and concluded that fair value of the earn-out was nil at completion of the acquisition. The contingent consideration will be re-evaluated at each reporting period and will be paid annually beginning in 2021, if the financial return targets are achieved. No financial targets were achieved during the year ended December 31, 2021, and no payments were made.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2021. The contingent consideration is included in other liabilities on the consolidated balance sheets.
See Notes 4 and 18 for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
16. GEOGRAPHIC INFORMATION
The following table presents our long-lived assets related to our operations by geographic area:

	As of December 31,
	2021	2020
Long-lived Assets
United States	$839,231	$706,177
Canada	2,453	29,768
Other	27,964	2,415
Total long-lived assets	$869,648	$738,360
We attribute revenues to customers based on the location of the customer. The following table presents revenues by geographic region:

	Year Ended December 31,
	2021	2020	2019
Revenues
United States	$1,126,141	$955,436	$815,405
Canada	45,782	45,089	35,031
Other	43,774	31,750	16,497
Total revenues	$1,215,697	$1,032,275	$866,933
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Year Ended December 31,
	2021	2020	2019
Loss (gain) on derivatives	$240	$(705)	$(1,068)
Interest expense, net of interest income	14,361	15,422	13,841
Amortization of debt discount and debt issuance costs	2,849	2,686	2,229
Foreign currency transaction loss (gain)	852	(481)	59
Government incentives	(1,012)	(1,851)	—
Other expenses, net	$17,290	$15,071	$15,061
Estimated amortization expense for existing debt discount and debt issuance costs for the next five succeeding fiscal years is as follows:

Estimated Amortization
2022	$2,732
2023	$2,126
2024	$1,807
2025	$1,396
2026	$1,067
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2021	2020
Assets
Interest rate swap instruments	2	$919	$2
Commodity swap instruments	2	—	363
Total assets		$919	$365
Liabilities
Interest rate swap instruments	2	$6,316	$10,073
Commodity swap instruments	2	1,962	—
Make-whole provisions	2	4,800	412
Contingent consideration	3	2,838	678
Total liabilities		$15,916	$11,163
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
The fair value of our contingent consideration liabilities was determined by evaluating the acquired asset’s future financial forecasts and evaluating which, if any, of the cumulative revenue targets, financial metrics and/or milestones are likely to be met. We classified contingent consideration related to certain acquisitions within level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates, probability-weighted cash flows, and volatility. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from financial performance estimates and probability assessments of the attainment of certain targets for some acquisitions. For other acquisitions, we derived the fair value of contingent consideration using a Monte Carlo simulation in an option pricing framework. We established discount rates utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain technical, financial and operational targets, we utilized data regarding similar milestone events from our own experience, while considering the inherent difficulties and uncertainties in developing a product. On a quarterly basis, we reassess the probability factors associated with the financial, operational, and technical targets for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We derived the fair value of the contingent consideration of $2,160 from the acquisition of Plug Smart in December 2021 using a Monte Carlo simulated model. The key assumptions used in the model include two scenarios of EBITDA projections, a base case and a higher case, a risk-adjusted discount rate of 14.2%, and estimated EBITDA volatility of 80.0%.
As of December 31, 2021, the key assumptions used in the model related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability. The fair value of the contingent consideration from this acquisition was $678 as of December 31, 2020 and remained consistent as of December 31, 2021.
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Year Ended December 31,
	2021	2020
Contingent consideration liability balance at the beginning of year	$678	$678
Contingent consideration issued in connection with acquisitions	2,160	—
Contingent consideration liability balance at the end of year	$2,838	$678
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. Long-term debt is the only category of financial instruments where the difference between fair value and recorded book value is notable. At December 31, 2021 and 2020, the fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2021 and 2020.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (level 2)	$442,429	$436,892	$363,460	$357,536
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill, and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. Other than intangible assets acquired from the Plug Smart acquisition, as noted in Note 4, there were no other assets recorded at fair value on a non-recurring basis as of December 31, 2021 or 2020.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our derivative instruments:

		Derivatives as of December 31,
		2021	2020
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$—	$—
Interest rate swap contracts	Other liabilities	$6,316	$9,994
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$919	$2
Commodity swap contracts	Other assets	$—	$363
Interest rate swap contracts	Other liabilities	$—	$79
Commodity swap contracts	Other liabilities	$1,962	$—
Make-whole provisions	Other liabilities	$4,800	$412
As of December 31, 2021, all but four of our freestanding derivatives were designated as hedging instruments and as of December 31, 2020, all but five of our derivatives were designated as hedging instruments.
The following tables present information about the effects of our derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2021	2020	2019
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$2,086	$1,455	$71
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$(996)	$51	$56
Commodity swap contracts	Other expenses, net	$2,325	$(165)	$(234)
Make-whole provisions	Other expenses, net	$(1,089)	$(591)	$(890)
The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

Year Ended December 31, 2021
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the year	$(7,526)
Unrealized gain recognized in AOCI	707
Loss reclassified from AOCI to other expenses, net	2,086
Net gain on derivatives	2,793
Accumulated loss in AOCI at the end of the year	$(4,733)

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables present all of our active derivative instruments as of December 31, 2021:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Status
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$370
Make-whole provisions	Liability	August 2016	April 2031	$60
Make-whole provisions	Liability	April 2017	February 2034	$67
Make-whole provisions	Liability	November 2020	December 2027	$59
Make-whole provisions	Liability	October 2011	May 2028	$9
Make-whole provisions	Liability	May 2021	April 2045	$283
Make-whole provisions	Liability	July 2021	March 2046	$3,952

20. BUSINESS SEGMENT INFORMATION
Our reportable segments for the year ended December 31, 2021 were U.S. Regions, U.S. Federal, Canada, Non-Solar Distributed Generation (“Non-Solar DG”), and All Other. On January 1, 2021, we changed the structure of our internal organization, and our U.S. Regions segment now includes our U.S.-based enterprise energy management services previously included in our “All Other” segment. As a result, previously reported amounts have been reclassified for comparative purposes.
Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services which include the construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
Our Non-Solar DG segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and O&M services for customer owned small-scale plants. Our U.S. Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers enterprise energy management services, consulting services, and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments.
For the years ended December 31, 2021, 2020, and 2019 more than 67% of our revenues have been derived from federal, state, provincial, or local government entities, including public housing authorities and public universities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 32.3%, 36.6%, and 33.2% of our

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Revenues from the U.S. federal government are included in our U.S. Federal segment. Other than the U.S. federal government, one customer represented 10.2% of our revenues during the year ended December 31, 2021 and revenues from this customer is included in our U.S. Regions segment.
The reports of our chief operating decision maker do not include assets at the operating segment level.
The table below presents our business segment information and reconciliation to our consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
2021
Revenues	$528,293	$392,948	$49,457	$137,243	$107,756	$1,215,697
(Gain) loss on derivatives	(1,017)	—	(73)	1,330	—	240
Net interest expense	6,255	1,294	879	5,793	327	14,548
Depreciation and intangible asset amortization	16,057	4,666	1,872	21,080	1,081	44,756
Unallocated corporate activity	—	—	—	—	—	(48,417)
Income before taxes, excluding unallocated corporate activity	40,051	52,386	1,584	26,345	6,195	126,561

2020
Revenues	404,152	377,882	47,797	106,417	96,027	1,032,275
(Gain) loss on derivatives	(744)	—	153	(114)	—	(705)
Net interest expense	6,392	1,694	699	4,467	95	13,347
Depreciation and intangible asset amortization	12,627	3,945	1,580	20,717	1,268	40,137
Unallocated corporate activity	—	—	—	—	—	(40,188)
Income before taxes, excluding unallocated corporate activity	28,339	44,560	2,560	13,040	8,117	96,616

2019
Revenues	369,248	287,426	37,919	84,683	87,657	866,933
Gain on derivatives	(890)	—	—	(178)	—	(1,068)
Net interest expense	6,582	623	691	5,338	(68)	13,166
Depreciation and intangible asset amortization	10,318	3,427	1,397	21,359	1,208	37,709
Unallocated corporate activity	—	—	—	—	—	(34,188)
Income before taxes, excluding unallocated corporate activity	18,536	40,553	562	3,813	7,277	70,741
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets,
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information concerning our executive officers is set forth under the heading “Executive Officers” at the end of Item 1 in Part I of this report.
We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available under the Investor Relations section of our website located at www.ameresco.com. In addition, we intend to post on our website all disclosures that are required by law or applicable NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Form 10-K.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections titled “Corporate Governance” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for our 2022 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Executive Compensation and Related Information” and “Corporate Governance” contained in the definitive proxy statement for our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2021:
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	3,532,000	$30.336	3,680,310
Equity compensation plans not approved by security holders	—	—	—
Total	3,532,000	$30.336	3,680,310
(1) Consists of our 2010 stock incentive plan, 2020 stock incentive plan and our 2017 employee stock purchase plan.
(2) Consists of 3,508,500 shares of our class A common stock remaining available for future issuance are under our 2020 stock incentive plan and 171,810 shares of our class A common stock remaining available for future issuance under our 2017 employee stock purchase plan, including shares subject to purchase during the current purchase period. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2021, shares under our 2010 and 2020 stock incentive plans may instead be issued in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the section titled “Stock Ownership” contained in the definitive proxy statement for our 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections titled “Certain Relationships and Related Person Transactions” and “Corporate Governance” contained in the definitive proxy statement for our 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section titled “Proposal 2 - Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the definitive proxy statement for our 2022 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Page
(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements”	41
(a)(2)	Financial Statement Schedules: None
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

10.8+
Executive Officer Stock Ownership Guidelines. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 filed with the Commission on November 3, 2020 (file no. 001-34811) and incorporated herein by reference.

10.9+
Offer Letter between the Company and Doran Hole dated June 26, 2019. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 (file no. 001-34811) and incorporated herein by reference.

10.10* #	Turnkey Engineering, Procurement, Construction and Maintenance Agreement dated as of October 21, 2021, by and between Ameresco, Inc. and Southern California Edison Company.
21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of RSM US LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.
#	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: March 1, 2022	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
George P. Sakellaris
/s/ Spencer Doran Hole	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Spencer Doran Hole
/s/ Mark Chiplock	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Mark Chiplock
/s/ David J. Corrsin	Director	March 1, 2022
David J. Corrsin
/s/ Douglas I. Foy	Director	March 1, 2022
Douglas I. Foy
/s/ Claire Hughes Johnson	Director	March 1, 2022
Claire Hughes Johnson
/s/ Thomas S. Murley	Director	March 1, 2022
Thomas S. Murley
/s/ Nickolas Stavropoulos	Director	March 1, 2022
Nickolas Stavropoulos
/s/ Jennifer L. Miller	Director	March 1, 2022
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 1, 2022
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 1, 2022
Frank V. Wisneski