Form 10-Q
period 2022-03-31
Ameresco, Inc.
filed 2022-05-03
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	New York Stock Exchange Symbol	Shares outstanding as of April 29, 2022
Class A Common Stock, $0.0001 par value per share	AMRC	33,808,964
Class B Common Stock, $0.0001 par value per share		18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	37
Signatures	38

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$68,288	$50,450
Restricted cash (1)	26,792	24,267
Accounts receivable, net of allowance of $2,265 and $2,266, respectively (1)	204,082	161,970
Accounts receivable retainage, net	40,555	43,067
Costs and estimated earnings in excess of billings (1)	460,240	306,172
Inventory, net	9,720	8,807
Prepaid expenses and other current assets (1)	19,025	25,377
Income tax receivable	4,337	5,261
Project development costs	12,162	13,214
Total current assets (1)	845,201	638,585
Federal ESPC receivable	605,871	557,669
Property and equipment, net (1)	13,063	13,117
Energy assets, net (1)	908,006	856,531
Deferred income tax assets, net	3,722	3,703
Goodwill, net	71,334	71,157
Intangible assets, net	5,974	6,961
Operating lease assets (1)	39,485	41,982
Restricted cash, net of current portion (1)	13,323	12,337
Other assets (1)	24,591	22,779
Total assets (1)	$2,530,570	$2,224,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$80,191	$78,934
Accounts payable (1)	231,533	308,963
Accrued expenses and other current liabilities (1)	43,784	43,311
Current portions of operating lease liabilities (1)	6,134	6,276
Billings in excess of cost and estimated earnings	31,729	35,918
Income taxes payable	1,771	822
Total current liabilities (1)	395,142	474,224
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	659,695	377,184
Federal ESPC liabilities	600,507	532,287
Deferred income tax liabilities, net	6,063	3,871
Deferred grant income	8,379	8,498
Long-term operating lease liabilities, net of current portion (1)	32,854	35,135
Other liabilities (1)	44,282	43,176
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	47,438	46,182
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2022 and December 31, 2021 of $136,315 and $124,454, respectively. Includes non-recourse liabilities of consolidated VIEs at March 31, 2022 and December 31, 2021 of $30,790 and $31,125, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	March 31, 2022	December 31, 2021
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 35,910,759 shares issued and 33,808,964 shares outstanding at March 31, 2022, 35,818,104 shares issued and 33,716,309 shares outstanding at December 31, 2021	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	289,459	283,982
Retained earnings	456,088	438,732
Accumulated other comprehensive loss, net	(3,889)	(6,667)
Treasury stock, at cost, 2,101,795 shares at March 31, 2022 and December 31, 2021	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	729,875	704,264
Non-controlling interest	6,335	—
Total stockholders’ equity	736,210	704,264
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$2,530,570	$2,224,821

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$474,002	$252,202
Cost of revenues	405,624	205,293
Gross profit	68,378	46,909
Selling, general and administrative expenses	39,692	28,601
Operating income	28,686	18,308
Other expenses, net	7,081	3,672
Income before income taxes	21,605	14,636
Income tax provision	2,307	2,205
Net income	19,298	12,431
Net income attributable to redeemable non-controlling interests	(1,914)	(1,257)
Net income attributable to common shareholders	$17,384	$11,174

Net income per share attributable to common shareholders:
Basic	$0.34	$0.23
Diluted	$0.32	$0.22
Weighted average common shares outstanding:
Basic	51,744	48,975
Diluted	53,636	50,357

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$19,298	$12,431
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax effect of $917 and $719	2,711	2,118
Foreign currency translation adjustments	67	413
Total other comprehensive income	2,778	2,531
Comprehensive income	22,076	14,962

Comprehensive income attributable to redeemable non-controlling interests	(1,914)	(1,257)
Comprehensive income attributable to common shareholders	$20,162	$13,705

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2022 and 2021
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Non-controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	$(9,290)	2,101,795	$(11,788)	$—	$492,813
Equity offering, net of offering costs of $6,284		2,875,000				120,216						120,216
Exercise of stock options	—	166,271	—	—	—	1,386	—	—	—	—	—	1,386
Stock-based compensation expense	—	—	—	—	—	766	—	—	—	—	—	766
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	2,118	—	—	—	2,118
Foreign currency translation adjustment	—	—	—	—	—	—	—	413	—	—	—	413
Tax equity financing fees	(17)	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(453)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	31	—	—	—	—	—	(31)	—	—	—	—	(31)
Net income	1,257	—	—	—	—	—	11,174	—	—	—	—	11,174
Balance, March 31, 2021	$39,668	33,265,925	$3	18,000,000	$2	$267,864	$379,533	$(6,759)	2,101,795	$(11,788)	$—	$628,855

Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	$(6,667)	2,101,795	$(11,788)	$—	$704,264
Equity offering cost adjustment	—	92,655	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	1,708	—	—	—	—	—	1,708
Stock-based compensation expense	—	—	—	—	—	3,531	—	—	—	—	—	3,531
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	2,711	—	—	—	2,711
Foreign currency translation adjustment	—	—	—	—	—	—		67	—	—	—	67
Distributions to redeemable non-controlling interests	(448)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	28	—	—	—	—	—	(28)	—	—	—	—	(28)
Investment fund call option exercise	(238)	—	—	—	—	238	—	—	—	—	—	238
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	6,335	6,335
Net income	1,914	—	—	—	—	—	17,384	—	—	—	—	17,384
Balance, March 31, 2022	$47,438	33,808,964	$3	18,000,000	$2	$289,459	$456,088	$(3,889)	2,101,795	$(11,788)	$6,335	$736,210
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$19,298	$12,431
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets, net	11,806	9,686
Depreciation of property and equipment	734	833
Gain on contingent consideration	(320)	—
Accretion of ARO liabilities	36	24
Amortization of debt discount and debt issuance costs	852	747
Amortization of intangible assets	578	80
Provision for bad debts	237	3
Equity in (earnings) loss of unconsolidated entity	(637)	62
Net loss (gain) from derivatives	1,622	(377)
Stock-based compensation expense	3,531	766
Deferred income taxes, net	1,284	1,410
Unrealized foreign exchange loss	132	19
Changes in operating assets and liabilities:
Accounts receivable	(40,859)	15,535
Accounts receivable retainage	2,582	(1,844)
Federal ESPC receivable	(46,300)	(65,973)
Inventory, net	(914)	48
Costs and estimated earnings in excess of billings	(154,325)	6,544
Prepaid expenses and other current assets	2,813	(726)
Project development costs	1,260	1,259
Other assets	105	(600)
Accounts payable, accrued expenses and other current liabilities	(77,163)	(19,333)
Billings in excess of cost and estimated earnings	(4,309)	(3,973)
Other liabilities	(33)	(226)
Income taxes receivable, net	1,868	4,881
Cash flows from operating activities	(276,122)	(38,724)
Cash flows from investing activities:
Purchases of property and equipment	(889)	(656)
Capital investment in energy assets	(56,844)	(55,823)
Cash flows from investing activities	(57,733)	(56,479)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$—	$120,216
Payments of debt discount and debt issuance costs	(2,570)	(850)
Proceeds from exercises of options and ESPP	1,708	1,386
Proceeds from (payments on) senior secured revolving credit facility, net	76,000	(53,073)
Proceeds from long-term debt financings	286,744	30,811
Proceeds from Federal ESPC projects	64,788	33,520
Proceeds for (payments on) energy assets from Federal ESPC	1,925	(59)
Contributions from non-controlling interest	4,594	—
Distributions to redeemable non-controlling interests, net	(357)	(495)
Payments on long-term debt and financing leases	(77,432)	(19,073)
Cash flows from financing activities	355,400	112,383
Effect of exchange rate changes on cash	(196)	330
Net increase in cash, cash equivalents, and restricted cash	21,349	17,510
Cash, cash equivalents, and restricted cash, beginning of period	87,054	98,837
Cash, cash equivalents, and restricted cash, end of period	$108,403	$116,347

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,488	$4,235
Cash paid for income taxes	$78	$271
Accrued purchases of energy assets	$40,683	$33,065

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
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results which may be expected for the full year. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in our annual report on Form 10-K (“2021 Annual Report” or “2021 Form 10-K”) for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2021 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	March 31, 2022	March 31, 2021
Allowance for credit losses, beginning of period	$2,263	$2,266
Provision for bad debts	237	3
Account write-offs and other	(235)	41
Allowance for credit losses, end of period	$2,265	$2,310

Recent Accounting Pronouncements
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires annual disclosures about certain types of government assistance received. ASU 2021-10 is effective for our fiscal year beginning after December 15, 2021. We adopted this guidance as of January 1, 2022 and the adoption did not have an impact on our consolidated financial statements.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio to be hedged under the method. ASU 2022-01 is effective for our year ending beginning after December 15, 2022. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three months ended March 31, 2022 were U.S. Regions, U.S. Federal, Canada, Non-Solar Distributed Generation (“Non-Solar DG”) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2022:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$298,632	$62,217	$13,951	$—	$18,604	$393,404
O&M revenue	5,080	12,297	11	2,774	91	20,253
Energy assets	10,018	1,090	761	26,487	72	38,428
Integrated-PV	—	—	—	—	11,356	11,356
Other	790	42	2,449	—	7,280	10,561
Total revenues	$314,520	$75,646	$17,172	$29,261	$37,403	$474,002

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2021:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total
Project revenue	$75,812	$90,089	$9,001	$—	$5,791	$180,693
O&M revenue	4,415	11,440	26	2,532	71	18,484
Energy assets	8,802	664	747	22,939	135	33,287
Integrated-PV	—	—	—	—	9,154	9,154
Other	215	21	1,869	109	8,370	10,584
Total revenues	$89,244	$102,214	$11,643	$25,580	$23,521	$252,202

The following table presents information related to our revenue recognized over time:

	Three Months Ended March 31,
	2022	2021
Percentage of revenue recognized over time	96%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended March 31,
	2022	2021
United States	$438,391	$234,009
Canada	15,988	10,853
Other	19,623	7,340
Total revenues	$474,002	$252,202

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2022	December 31, 2021
Accounts receivable, net	$204,082	$161,970
Accounts receivable retainage, net	$40,555	$43,067

Contract Assets:
Costs and estimated earnings in excess of billings	$460,240	$306,172

Contract Liabilities:
Billings in excess of cost and estimated earnings	$31,729	$35,918
Billings in excess of cost and estimated earnings, non-current (1)	6,322	6,481
Total contract liabilities	$38,051	$42,399

	March 31, 2021	December 31, 2020
Accounts receivable, net	$113,095	$125,010
Accounts receivable retainage, net	$32,071	$30,189

Contract Assets:
Costs and estimated earnings in excess of billings	$179,474	$185,960

Contract Liabilities:
Billings in excess of cost and estimated earnings	$30,211	$33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,590	6,631
Total contract liabilities	$36,801	$40,615

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the three months ended March 31, 2022 was primarily due to revenue recognized of $381,949 offset by billings of $229,540. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The decrease in contract liabilities was primarily driven by recognition of revenue as performance obligations were satisfied exceeding increases from the receipt of advance payment from customers, and related billings. For the three months ended March 31, 2022, we recognized revenue of $33,077 that was previously included in the beginning balance of contract liabilities and billed customers $23,723. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.
The decrease in contract assets for the three months ended March 31, 2021 was primarily due to billings of approximately $144,539, partially offset by revenue recognized of $130,297. The decrease in contract liabilities was primarily driven by the receipt of advance payment from customers, and related billings, exceeding reductions from the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2021, we recognized revenue of $45,483 that was previously included in the beginning balance of contract liabilities and billed customers $33,081. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of timing of customer payments.

Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At March 31, 2022, we had contracted backlog of $2,553,770 of which approximately 48% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $4,209 and $1,985 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended March 31, 2022 and 2021, respectively.
No impairment charges in connection with our project development costs were recorded during the three months ended March 31, 2022 and 2021.
4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Non-solar DG	Other	Total
Balance, December 31, 2021	$39,204	$3,981	$3,454	$—	$24,518	$71,157
Remeasurement adjustment	309	—	—	—	—	309
Currency effects	—	—	53	—	(185)	(132)
Balance, March 31, 2022	$39,513	$3,981	$3,507	$—	$24,333	$71,334
Definite-lived intangible assets, net consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Gross carrying amount	$32,939	33,526
Less - accumulated amortization	(26,965)	(26,565)
Intangible assets, net	$5,974	$6,961
The table below sets forth amortization expense:

		Three Months Ended March 31,
Asset type	Location	2022	2021
Customer contracts	Cost of revenues	$184	$—
All other intangible assets	Selling, general and administrative expenses	394	80
Total amortization expense		$578	$80

5. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	March 31, 2022	December 31, 2021
Energy assets (1)	$1,184,314	$1,120,712
Less - accumulated depreciation and amortization	(276,308)	(264,181)
Energy assets, net	$908,006	$856,531

(1) Includes financing lease assets (see Note 6), capitalized interest and Asset retirement obligations (“ARO”) assets (see tables below).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended March 31,
Location	2022	2021
Cost of revenues (2)	$11,806	$9,686

(2) Includes depreciation and amortization on financing lease assets (see Note 6).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended March 31,
	2022	2021
Capitalized interest	$1,312	$2,238

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	March 31, 2022	December 31, 2021
ARO assets, net	Energy assets, net	$2,473	$1,939

ARO liabilities, current	Accrued expenses and other current liabilities	$9	$6
ARO liabilities, non-current	Other liabilities	2,947	2,342
Total ARO liabilities		$2,956	$2,348

	Three Months Ended March 31,
	2022	2021
Depreciation expense of ARO assets	$37	$23
Accretion expense of ARO liabilities	$36	$24

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
6. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease assets	$39,485	$41,982

Current portions of operating lease liabilities	$6,134	$6,276
Long-term portions of operating lease liabilities	32,854	35,135
Total operating lease liabilities	$38,988	$41,411
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	5.7%	5.7%

Financing Leases:
Energy assets	$31,521	$31,876

Current portions of financing lease liabilities	$3,226	$3,125
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	15,973	16,101
Total financing lease liabilities	$19,199	$19,226
Weighted-average remaining lease term	15 years	15 years
Weighted-average discount rate	12.1%	12.1%
The costs related to our leases were as follows:

	Three Months Ended March 31,
	2022	2021
Operating Leases:
Operating lease costs	$2,291	$2,153

Financing Leases:
Amortization expense	355	532
Interest on lease liabilities	559	658

Total lease costs	$3,205	$3,343

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,907	$2,423
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities	$367	$3,773
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2022	$6,134	$5,124
2023	7,176	3,676
2024	5,943	2,565
2025	4,725	2,213
2026	2,880	2,054
Thereafter	28,615	19,813
Total minimum lease payments	55,473	35,445
Less: interest	16,485	16,246
Present value of lease liabilities	$38,988	$19,199
Sale-leasebacks
In March 2022, we entered into an amendment to our August 2018 long-term financing facility which extended the end date of the agreement from March 31, 2022 to June 30, 2022. We sold and leased back two energy assets for $8,201 in cash proceeds under this agreement during the three months ended March 31, 2022. As of March 31, 2022, approximately $220,367 remained available under this lending commitment.
In March 2022, we entered into an amendment to our December 2020 long-term financing facility which extended the end date of the agreement from December 31, 2021 to July 15, 2022. We sold and leased back one energy asset for $4,423 in cash proceeds under this facility during three months ended March 31, 2022. As of March 31, 2022, approximately $11,515 remained available under this lending commitment.
These transactions are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 7 for additional information.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 for each of the three months ended March 31, 2022 and 2021.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities comprised of the following:

	March 31, 2022	December 31, 2021
Senior secured revolving credit facility (1)	$121,000	$45,000
Senior secured term loans	275,000	52,813
Non-recourse construction revolvers	31,910	31,698
Non-recourse term loans (4)	205,329	218,136
Long-term financing facilities (2)	104,417	104,615
Financing lease liabilities (3)	19,199	19,226
Total debt and financing lease liabilities	756,855	471,488
Less: current maturities	80,191	78,934
Less: unamortized discount and debt issuance costs	16,969	15,370
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$659,695	$377,184

(1) At March 31, 2022, funds of $47,341 were available for borrowing under this facility.
(2) These facilities are sale-leaseback arrangements and are accounted for as failed sales. See Note 6 for additional disclosures.
(3) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 6 for additional disclosures.
(4) As of March 31, 2021, we were in default on one non-recourse term loan with a balance of $3,809 for failure to meet the debt service coverage ratio of 1 to 1, however, a waiver was received in April 2022.

Senior Secured Credit Facility - Revolver and Term Loans
On March 4, 2022, we entered into the fifth amended and restated senior secured credit facility with five banks, which included the following amendments:
•increased the aggregate amount of total commitments from $245,000 to $495,000,
•increased the aggregate amount of the revolving commitments from $180,000 to $200,000,
•increased the existing term loan A from $65,000 to $75,000,
•extended the maturity date of the revolving commitment and term loan A from June 28, 2024 to March 4, 2025,
•added a delayed draw term loan A for up to $220,000 through a September 4, 2023 maturity date,
•increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.50 for the quarter ended March 31, 2022; 4.25 for the quarter ending June 30, 2022, 4.00 for the quarters ending September 30, 2022 and December 31, 2022; and 3.50 thereafter,
•specified the debt service coverage ratio (the ratio of (a) cash flow of the core Ameresco companies, to (b) debt service of the core Ameresco companies as of the end of each fiscal quarter to be less than 1.5, and
•increased our limit under an energy conversation project financing to $650,000, which provides us with flexibility to grow our federal business further.
The revolving credit facility may be increased by an amount up to an additional $100,000 in increments of at least $25,000 at the approval of the lenders, subject to certain conditions.
We accounted for this amendment as a modification and at closing we incurred $2,048 in lenders fees which were reflected as debt discount and $352 in third party fees which were reflected as debt issuance costs. The unamortized debt discount and issuance costs of the previous agreement are being amortized over the remaining term of the amended agreement, with the exception of $96 of costs relating to a previous syndicated lender which did not participate in this amendment. These costs were expensed in other expenses, net during the three months ended March 31, 2022.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Construction Revolvers
Construction Revolver, 1.74%, due June 2022
In March 2022, we entered into a fourth amendment to the 1.74% construction revolver to extend this facility from March 2022 to June 2022. All remaining unpaid amounts outstanding under the facility are due at that time. As of March 31, 2022, $73,946 was available for borrowing under this facility.
On April 29, 2022, a wholly-owned subsidiary of ours executed a joinder agreement to the 1.74% construction revolver, which added it as an additional borrower under the master construction loan agreement. At closing, we borrowed $9,800 for a solar and storage project.

Construction Revolver, 1.99%, due July 2022
As of March 31, 2022, $24,145 was available for borrowing under the 1.74% construction revolver.
8. INCOME TAXES
We recorded a provision for income taxes of $2,307 and $2,205 for the three months ended March 31, 2022 and 2021, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a provision of 10.7% for the three months ended March 31, 2022, compared to a provision of 15.1% of estimated effective annualized tax rate for the three months ended March 31, 2021.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2022 were the effects of investment tax credits which we are entitled from solar plants placed into service or are forecasted to be placed into service during 2022, state taxes, and the tax deductions related to the Section 179D deduction.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2021 were the effects of investment tax credits which we are entitled from solar plants placed into service or are forecasted placed into service during 2021, the tax deductions related to the Section 179D deduction, the deduction of compensation expense associated with certain employee stock options, and tax basis adjustments on certain partnership flip transactions.
Under GAAP accounting rules deferred taxes are shown on a net basis in the condensed consolidated financial statements based on taxing jurisdiction. Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the accompanying condensed consolidated balance sheets.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2021	$900
Balance, March 31, 2022	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $440 at March 31, 2022 and December 31, 2021 (net of the federal benefit on state amounts).
9. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” During the three months ended March 31, 2022, we entered into a settlement agreement and adjusted our accrual for the actual net loss after taking into account our insurance proceeds, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets as of March 31, 2022. In addition, we reversed the loss recovery from insurance proceeds.

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
Commitment as a Result of an Acquisition
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 5 years from the acquisition date. The fair value decreased from $678 at December 31, 2021 to $358 at March 31, 2022 and is included in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2021. At March 31, 2022, the fair value of the contingent consideration was $2,061 and is included in other liabilities on the consolidated balance sheets. No payments have been made to date.
See note 10 for additional information.
10. FAIR VALUE MEASUREMENT
We recognize our financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs that may be used to measure fair value are as follows:
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	March 31, 2022	December 31, 2021
Assets:
Interest rate swap instruments	2	$2,220	$919
Total assets		$2,220	$919
Liabilities:
Interest rate swap instruments	2	$2,726	$6,316
Commodity swap instruments	2	4,568	1,962
Make-whole provisions	2	5,085	4,800
Contingent consideration	3	2,419	2,838
Total liabilities		$14,798	$15,916

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Year Ended December 31,
	March 31, 2022	December 31, 2021
Contingent consideration liability balance at the beginning of period	$2,838	$678
Contingent consideration issued in connection with acquisition	—	2,160
Changes in fair value included in earnings	(320)	—
Remeasurement adjustment	(99)	—
Contingent consideration liability balance at the end of period	$2,419	$2,838
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of March 31, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$726,649	$720,687	$442,429	$436,892
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the three months ended March 31, 2022 and the year ended December 31, 2021.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of March 31, 2022 or December 31, 2021.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		March 31, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$39	$—
Interest rate swap contracts	Other liabilities	$2,726	$6,316
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$2,181	$919
Commodity swap contracts	Other liabilities	$4,568	$1,962
Make-whole provisions	Other liabilities	$5,085	$4,800
As of March 31, 2022 and December 31, 2021, all but four of our freestanding derivatives were designated as hedging instruments.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended March 31,
		2022	2021
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$481	$523
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,262)	$(1,323)
Commodity swap contracts	Other expenses, net	$2,606	$248
Make-whole provisions	Other expenses, net	$278	$697
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Three Months Ended March 31, 2022
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(4,733)
Unrealized gain recognized in AOCI	2,230
Loss reclassified from AOCI to other expenses, net	481
Net gain on derivatives	2,711
Accumulated loss in AOCI at the end of the period	$(2,022)
The following tables present all of our active derivative instruments as of March 31, 2022:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	MMBtus	Not Designated

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$583
Make-whole provisions	Liability	August 2016	April 2031	$77
Make-whole provisions	Liability	April 2017	February 2034	$72
Make-whole provisions	Liability	November 2020	December 2027	$56
Make-whole provisions	Liability	October 2011	May 2028	$12
Make-whole provisions	Liability	May 2021	April 2045	$319
Make-whole provisions	Liability	July 2021	March 2046	$3,966
12. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint venture, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	March 31,	December 31,
	2022 (1)	2021 (1)
Cash and cash equivalents	$5,434	$4,915
Restricted cash	776	822
Accounts receivable, net	790	656
Costs and estimated earnings in excess of billings	1,884	1,421
Prepaid expenses and other current assets	159	151
Total VIE current assets	9,043	7,965
Property and equipment, net	1,266	1,266
Energy assets, net	119,310	108,498
Operating lease assets	6,225	6,271
Restricted cash, net of current portion	435	418
Other assets	36	36
Total VIE assets	$136,315	$124,454
Current portions of long-term debt and financing lease liabilities	$2,196	$2,210
Accounts payable	94	47
Accrued expenses and other current liabilities	548	643
Current portions of operating lease liabilities	147	142
Total VIE current liabilities	2,985	3,042
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	20,499	20,952
Long-term operating lease liabilities, net of current portion	6,630	6,558
Other liabilities	676	573
Total VIE liabilities	$30,790	$31,125

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 13 for additional information on the call and put options related to our investment funds.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Non-controlling Interest
Non-controlling interest represents the equity owned by the other joint venture member of a consolidated joint venture. During the three months ended March 31, 2022, the other joint venture member contributed $6,335 to this joint venture which was formed for a specific project. The project did not generate any earnings or losses during the three months ended March 31, 2022.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in operating income.

The following table provides information about our equity method investments in joint ventures:

	As of
	March 31, 2022	December 31, 2021
Equity method investments	$9,839	$9,206

	Three Months Ended March 31,
	March 31, 2022	March 31, 2021
Earnings (loss) recognized	$637	$(62)

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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both March 31, 2022 and December 31, 2021 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
14. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net income attributable to common shareholders	$17,384	$11,174
Adjustment for accretion of tax equity financing fees	(28)	(31)
Income attributable to common shareholders	$17,356	$11,143
Denominator:
Basic weighted-average shares outstanding	51,744	48,975
Effect of dilutive securities:
Stock options	1,892	1,382
Diluted weighted-average shares outstanding	53,636	50,357
Net income per share attributable to common shareholders:
Basic	$0.34	$0.23
Diluted	$0.32	$0.22

Potentially dilutive shares (1)	783	1,157

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
15. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$3,531	$766
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of March 31, 2022, there was $46,295 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 4.0 years.
Stock Option Grants
During the three months ended March 31, 2022, we granted 313 common stock options to certain employees under our 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. We did not grant awards to individuals who were not either an employee or director of ours during the three months ended March 31, 2022 and 2021.
16. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three months ended March 31, 2022 were U.S. Regions, U.S. Federal, Canada, Non-Solar DG and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Non-Solar DG	All Other	Total Consolidated
Three Months Ended March 31, 2022
Revenues	$314,520	$75,646	$17,172	$29,261	$37,403	$474,002
Loss on derivatives	227	51	—	1,344	—	1,622
Interest expense, net of interest income	1,642	306	222	1,790	(7)	3,953
Depreciation and amortization of intangible assets	5,278	1,245	447	5,416	271	12,657
Unallocated corporate activity	—	—	—	—	—	(15,909)
Income before taxes, excluding unallocated corporate activity	18,218	8,886	279	7,422	2,709	37,514

Three Months Ended March 31, 2021
Revenues	$89,244	$102,214	$11,643	$25,580	$23,521	$252,202
Loss (gain) on derivatives	532	—	179	(1,074)	—	(363)
Interest expense, net of interest income	1,443	321	207	610	159	2,740
Depreciation and amortization of intangible assets	3,486	1,010	415	4,862	377	10,150
Unallocated corporate activity	—	—	—	—	—	(10,965)
Income before taxes, excluding unallocated corporate activity	3,239	12,030	(85)	8,772	1,645	25,601
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended March 31,
	2022	2021
Loss (gain) on derivatives	$1,622	$(377)
Interest expense, net of interest income	4,489	2,805
Amortization of debt discount and debt issuance costs	852	747
Foreign currency transaction loss	116	495
Government incentives	2	2
Other expenses, net	$7,081	$3,672
18. SUBSEQUENT EVENT
In April 2022, we entered into a binding Framework Agreement Term Sheet with a battery manufacturer for the purchase and sale of battery energy storage (“BESS”) equipment for our BESS projects at committed amounts and agreed upon delivery dates for a period of several years. The purchase and sale commitment covers BESS equipment to be used for our BESS projects. In connection with entering into the term sheet, we agreed to pay a $10,000 deposit, which will be credited against our future equipment purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K (“2021 Annual Report”) for the year ended December 31, 2021 filed on March 1, 2022 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses; the impact of the ongoing COVID-19 pandemic and supply chain disruptions and shortage of materials; our expectations related to our agreement with SCE including the impact of any delays; the impact of the U.S. Department of Commerce’s solar panel import investigation and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2021 Annual Report and in Item 1A and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
Ameresco is a leading clean technology integrator with a comprehensive portfolio of energy efficiency and renewable energy supply solutions. We help organizations meet energy savings and energy management challenges with an integrated comprehensive approach to energy efficiency and renewable energy. Leveraging budget neutral solutions, including energy savings performance contracts (“ESPCs”) and power purchase agreements (“PPAs”), we aim to eliminate the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
Drawing from decades of experience, Ameresco develops tailored energy management projects for its customers in the commercial, industrial, local, state, and federal government, K-12 education, higher education, healthcare, public housing sectors, and utilities.
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

Key Factors and Trends
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage systems (“BESS”) at existing substation parcels throughout SCE’s service territory in California. The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work.
We are obligated under the SCE Agreement to achieve substantial completion of all facilities, subject to extension for specified force majeure events and customer-caused delays, no later than August 1, 2022 (the “Guaranteed Completion Date”). If we fail to achieve substantial completion of any of the facilities by the Guaranteed Completion Date, as such date may be extended, we are obligated to pay liquidated damages. In addition, we provided availability and capacity guarantees under the SCE Agreement, failure of which entitles the customer to liquidated damages. We expect a material portion of our revenue for 2022 will be generated from this SCE Agreement, and a material portion of the contract expenditures under this agreement have been and are being incurred during the first half of 2022. If we fail to achieve the milestone dates or fail to meet the availability and capacity guarantees, we may be required to pay liquidated damages and under certain circumstances SCE may have a right to terminate the agreement.
As previously disclosed, at the end of March 2022, our battery supplier for the SCE battery storage project indicated that the COVID-19 lockdowns in several regions around China were having an adverse impact on the supplier’s ability to deliver batteries on the agreed upon timeline. In addition, the supplier indicated that newly implemented Chinese transportation safety policies may cause delays in the shipment of a portion of the batteries. Following a review of these circumstances, we provided SCE with a force majeure notice under the SCE Agreement as we determined that these circumstances may prevent us from fully completing all three BESS projects by the August 1, 2022 Guaranteed Completion Date. Under the SCE Agreement, the occurrence of force majeure events, including certain COVID-related delays, results in extensions of required completion deadlines without liquidated damages and an increase in the contract price, subject to the party claiming a force majeure event being in compliance with its contractual obligations. We are engaged in continuing discussions with SCE regarding the applicability and scope of any force majeure relief relating to these circumstances, and are also actively working with SCE, our suppliers, and governmental agencies to mitigate delays.
COVID-19, Supply Chain Disruptions, and Other Global Factors
We continue to monitor the impact of COVID-19 on our operations, financial results, and liquidity. The impact to our future operations and results, however, remains uncertain and will depend on a number of factors, including, but not limited to, the emergence and spread of more transmissible variants, the overall duration and severity of the pandemic, and its impact on the global economy, our customers, and business and workforce disruptions. Infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic that may persist, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays as well as shortage of certain components needed for our business, such as lithium-ion battery cells for our energy storage products. During the three months ended March 31, 2022, we experienced supply chain disruptions, including as a result of COVID-19, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, including those pursuant to the SCE Agreement. This negatively impacted our results of operations during the three months ended March 31, 2022. We expect the trends of supply challenges to continue for the remainder of this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions. For example, in April 2022, we entered into a binding framework agreement term sheet with a battery manufacturer for the purchase and sale of battery energy storage (“BESS”) equipment for our BESS projects at committed amounts and agreed upon delivery dates for a period of several years. The purchase and sale commitment covers BESS equipment to be used for our BESS projects and assets. In connection with entering into the term sheet, we agreed to pay a $10 million deposit which will be credited against our future equipment purchases.
In March 2022, the US Department of Commerce announced that it is investigating if certain solar cell and panel imports from Malaysia, Vietnam, Thailand and Cambodia are circumventing anti-dumping and countervailing duty orders. We do not expect that this investigation will have a material impact on our business in the near term, as we have a stockpile of solar panels from a large purchase several years ago. However, the investigation and any resulting duties and tariffs imposed may disrupt the solar panel supply chain, increase the cost for solar cells and panels and ultimately impact the demand for clean energy solutions. We are monitoring the investigation closely.

Climate Change and Effects of Seasonality
The global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception, and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. See “Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors of our 2021 Annual Report.
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
Stock-based Compensation
During the three months ended March 31, 2022, we granted 312,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result, our unrecognized stock-based compensation expense increased from $41.1 million at December 31, 2021 to $46.3 million at March 31, 2022 and is expected to be recognized over a weighted-average period of four years. See Note 15 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of March 31,
(In Thousands)	2022	2021
Project Backlog
Fully-contracted backlog	$1,342,150	$787,815
Awarded, not yet signed customer contracts	1,754,050	1,521,160
Total project backlog	$3,096,200	$2,308,975
12-month project backlog	$1,154,400	$607,000

O&M Backlog
Fully-contracted backlog	$1,211,620	$1,126,895
12-month O&M backlog	$73,400	$64,360
Our $892 million SCE Agreement was entered into in October 2021 and significantly increased our fully-contracted backlog for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We anticipate that the SCE Agreement will be an important driver of our results in 2022.

Total project backlog represents energy efficiency projects that are active within our sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the subcontractors, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and convert to fully-contracted backlog. It may take longer, as it depends on the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period.
Our O&M backlog represents expected future revenues under signed multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2021 Annual Report.
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.3 billion and $1.1 billion at March 31, 2022 and 2021, respectively. The portion of that total related to spending for Energy as a Service assets was approximately $60.0 million and $70.0 million at March 31, 2022 and 2021, respectively. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2022		2021		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$474,002	100.0%	$252,202	100.0%	$221,800	87.9%
Cost of revenues	405,624	85.6%	205,293	81.4%	200,331	97.6%
Gross profit	68,378	14.4%	46,909	18.6%	21,469	45.8%
Selling, general and administrative expenses	39,692	8.4%	28,601	11.3%	11,091	38.8%
Operating income	28,686	6.1%	18,308	7.3%	10,378	56.7%
Other expenses, net	7,081	1.5%	3,672	1.5%	3,409	92.8%
Income before income taxes	21,605	4.6%	14,636	5.8%	6,969	47.6%
Income tax (benefit) provision	2,307	0.5%	2,205	0.9%	102	4.6%
Net income	19,298	4.1%	12,431	4.9%	$6,867	55.2%
Net (income) loss attributable to redeemable non-controlling interest	(1,914)	(0.4)%	(1,257)	(0.5)%	(657)	(52.3)%
Net income attributable to common shareholders	$17,384	3.7%	$11,174	4.4%	$6,210	55.6%
All financial result comparisons made below are against the same prior year period unless otherwise noted.

Our results of operations for the three months ended March 31, 2022 are due to the following:
•Revenues: total revenues for the three months ended March 31, 2022 increased over 2021 primarily due to a $212.7 million, or 118%, increase in our project revenues primarily attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project, a $5.1 million, or 15%, increase in our energy asset revenue attributed to the continued growth of our operating portfolio, strong renewable gas production, and higher pricing on renewable identification numbers (“RINs”) generated from certain non-solar distributed generation assets in operation and a $1.8 million increase in O&M revenue.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. Gross profit increased due to increased revenue, however, our gross profit as a percent of revenues decreased due to the lower margin on our SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended March 31, 2022 increased over 2021 primarily due to higher net salaries and benefits of $7.3 million as a result of increased headcount and an increase in non-cash stock compensation expense. The increase is also attributed to higher miscellaneous expenses related to a settlement of an outstanding legal proceeding.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended March 31, 2022 increased over 2021 primarily due to a loss on derivatives of $1.6 million compared to a gain of $0.4 million in the prior year and higher interest expenses of $1.7 million related to an increase in amounts outstanding on our senior secured debt facility.
•Income before Income Taxes: the increase in income before income taxes is due to reasons described above.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was lower in 2022 as compared to 2021 primarily due to higher investments in solar projects eligible for the investment tax credit, higher availability of the Section 179D deduction on energy improvements on government owned buildings, and higher compensation deductions related to employee stock option exercises.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for the three months ended March 31, 2022 was $0.34, an increase of $0.11 per share compared to the same period of 2021. Diluted earnings per share for 2022 was $0.32, a decrease of $0.10 per share compared to last year.
Business Segment Analysis
Our reportable segments for the three months ended March 31, 2022 were U.S. Regions, U.S. Federal, Canada, Non-Solar DG and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 16 “Business Segment Information” for additional information about our segments.
Revenues

	Three Months Ended March 31,
(In Thousands)	2022	2021	Dollar Change	% Change
U.S. Regions	$314,520	$89,244	$225,276	252.4%
U.S. Federal	75,646	102,214	(26,568)	(26.0)
Canada	17,172	11,643	5,529	47.5
Non-Solar DG	29,261	25,580	3,681	14.4
All Other	37,403	23,521	13,882	59.0
Total revenues	$474,002	$252,202	$221,800	87.9%
All revenue comparisons made below relate to the three-month period and are against the same prior year period unless otherwise noted.

•U.S. Regions: the increase is primarily due to a $222.8 million increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects, including our SCE battery storage projects, versus the prior year, and higher energy asset revenue attributed to the growth and performance of our solar asset portfolio.
•U.S. Federal: the decrease is primarily due to a $27.9 million decrease in project revenue due to the timing of revenue recognized as a result of the phase of active projects which were impacted by supply chain delays.
•Canada: the increase is primarily due to a $5.0 million increase in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year.
•Non-Solar DG: the increase is primarily attributed to higher energy asset revenues of $3.5 million resulting from the continued growth of our operating portfolio, increased renewable gas production levels and higher pricing on RINs generated from certain non-solar distributed generation assets in operation.
•All Other: All other revenues increased over 2021 primarily due to a $12.8 million increase in project revenues as a result of the phase of active projects versus the prior year and a $2.2 million increase in integrated-PV revenue.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended March 31,
(In Thousands)	2022	2021	Dollar Change	% Change
U.S. Regions	$18,218	$3,239	$14,979	462.5%
U.S. Federal	8,886	12,030	(3,144)	(26.1)
Canada	279	(85)	364	(428.2)
Non-Solar DG	7,422	8,772	(1,350)	(15.4)
All Other	2,709	1,645	1,064	64.7
Unallocated corporate activity	(15,909)	(10,965)	$(4,944)	(45.1)
Income before taxes	$21,605	$14,636	$6,969	47.6%
All income before taxes and unallocated corporate activity comparisons made below relate to the three month period and are against the same prior year period unless otherwise noted.
•U.S. Regions: the increase is primarily due to the increase in revenues described above, partially offset by higher salaries and benefits and other expenses.
•U.S. Federal: the decrease is primarily due to the decrease in revenues described above.
•Canada: the increase is primarily due to the increase in revenue described above, partially offset by higher salaries and benefits.
•Non-Solar DG: the decrease is primarily due to the higher mark to market losses on derivatives and higher interest expenses.
•All Other: the increase is primarily due to the increase in revenues described above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher net salaries and benefit costs and increased professional fees, partially offset by lower interest expenses.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, and various forms of other debt. In addition, in March 2021, we completed an underwritten public offering of 2,875,000 shares of our Class A Common Stock, for total net proceeds of $120.1 million. See Note 7 “Debt and Financing Lease Liabilities” for additional information.
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

We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for our SCE battery storage project, particularly during the first half of 2022
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations through at least May 2023 and thereafter. We expect to fund significant working capital expenditures for our SCE battery storage project. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital requirements during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the evolution of the COVID-19 pandemic, the duration of supply challenges, and the rate and duration of the inflationary pressures.
Sources of Liquidity
Senior Secured Credit Facility
On March 4, 2022, we entered into the fifth amended and restated senior secured credit facility, which increased the aggregate amount of total commitments from $245.0 million to $495.0 million. This amendment increased the aggregate amount of the revolving commitments from $180.0 million to $200.0 million, increased the existing term loan A to $75.0 million, and extended the maturity date of the revolving commitment and term loan A from June 28, 2024 to March 4, 2025. In addition, it added a delayed draw term loan A for up to $220.0 million through a September 4, 2023 maturity date, increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.50 for the quarter ended March 31, 2022; 4.25 for the quarter ending June 30, 2022, 4.00 for the quarters ending September 30, 2022 and December 31, 2022; and 3.50 thereafter. The amendment also specified the debt service coverage ratio to be less than 1.5 and increased our limit under an energy conversation project financing to $650.0 million, which provides us with flexibility to grow our federal business further. As of March 31, 2022, the balance on the senior secured term loans was $275.0 million, the balance on the senior secured revolving credit facility was $121.0 million, and we had funds available of $47.3 million.
Project Financing
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc. As of March 31, 2022, our construction and term loans outstanding were $237.2 million, and we had funds of $98.1 million available for borrowing under two of these non-recourse construction revolvers.
On April 29, 2022, a wholly-owned subsidiary of ours executed a joinder agreement to the 1.74% construction revolver, which added it as an additional borrower under the master construction loan agreement, and at closing, we borrowed $9.8 million for a solar and storage project.
We also utilize long-term financing facilities, accounted for as failed sale leasebacks, to finance our solar PV energy assets. During the three months ended March 31, 2022, we sold and leased back energy assets for $12.6 million in cash under our two long-term financing facilities and at March 31, 2022, approximately $231.9 million remained available under these lending commitments. This long-term financing facilities expire in June 30, 2022 and July 15, 2022.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In Thousands)	2022	2021	$ Change
Cash flows from operating activities	$(276,122)	$(38,724)	$(237,398)
Cash flows from investing activities	(57,733)	(56,479)	(1,254)
Cash flows from financing activities	355,400	112,383	243,017
Effect of exchange rate changes on cash	(196)	330	(526)
Total net cash flows	$21,349	$17,510	$3,839
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
Cash Flows from Operating Activities
Our cash flows from operating activities decreased from last year primarily due to an increase of $160.9 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project, a decrease of $57.8 million in accounts payable, accrued expenses and other current liabilities, and a $56.4 million increase in accounts receivable when compared to the prior year period.
Cash Flows from Investing Activities
During the three months ended March 31, 2022 we invested $56.8 million in purchases of energy assets compared to $55.8 million in 2021.
We currently plan to invest approximately $170 million to $220 million in additional capital expenditures during the remainder of 2022, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the three months ended March 31, 2022 were gross proceeds from long-term debt of $286.7 million, net proceeds from our senior secured revolver of $76.0 million, and net proceeds received from Federal ESPC projects and energy assets of $66.7 million, partially offset by payments on long-term debt of $77.4 million.
Our primary sources of financing for the three months ended March 31, 2021 were net proceeds from our equity offering of $120.2 million, net proceeds received from Federal ESPC projects and energy assets of $33.5 million, net proceeds from long-term debt financings of $30.8 million, partially offset by net payments from our senior secured credit facility of $53.1 million, and payments on long-term debt of $19.1 million.
We currently plan additional project financings of approximately $160 million to $205 million during the remainder of 2022 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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

Income Taxes
We have reviewed all tax positions taken as of March 31, 2022 and there were no additional uncertain tax positions taken during the three months ended March 31, 2022. We believe our current tax reserves are adequate to cover all known tax uncertainties.
Other than as noted above, there have been no material changes in our critical accounting estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for updates to critical accounting policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2021 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report, or the evaluation date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP implementation, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting.
Except as disclosed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2021 Annual Report and below are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We may be impacted by macroeconomic conditions such as supply chain challenges, a shortfall of certain products needed for our business, and inflationary pressures.
Global trade conditions that originated during the COVID-19 pandemic continue to persist and have been exacerbated by the war in Ukraine. These conditions may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical equipment. These conditions, combined with an increased demand for certain products needed for our business, such as lithium-ion battery cells and solar panels has created a shortfall of and increased costs for these products, which has caused challenges and delays in our projects and may impact the profitability of our projects. We cannot predict the duration or direction of current global trends or their sustained impact. If we experience unfavorable global market conditions, our business, prospects, financial condition, and operating results may be harmed.
The loss of SCE, which is one of our most significant customers, or our failure to perform on our contract with SCE in accordance with its terms could adversely affect us.
We expect that a material portion of our revenue for 2022 will be generated from the SCE Agreement. The SCE Agreement and related purchase orders obligate us to achieve certain substantial completion milestone dates (as they may be extended) for the facilities no later than August 1, 2022, and for at least two years thereafter meet specified availability and capacity guarantees. As a result of COVID-19 shutdowns and newly implemented Chinese transportation safety policies resulting in delays in the batteries needed for the project, we have provided a force majeure notice to SCE. Certain events, such as delays due to COVID-19 constitute force majeure events under the SCE Agreement and, subject to the party that is claiming a force majeure event being in compliance with its obligations, allows for the extension of the August 1, 2022 completion date. The SCE Agreement also requires us to expend significant capital, and if we are unable to fund such capital needs on acceptable terms, on a timely basis, or at all, this could adversely impact the construction timeline under the agreement. If we fail to satisfy certain milestone obligations, fail to come to an agreement with SCE of appropriate extensions of these milestones or fail to meet the availability and capacity guarantees, we may be subject to liquidated damages and under certain circumstances SCE may have a right to terminate the agreement. The requirement to pay liquidated damages or the loss of business from SCE could have a material adverse effect on our reputation, business or results of operations.
Our business depends in part on federal, state, provincial, and local government support for energy efficiency and renewable energy, and a decline in such support or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could harm our business.
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and

provide us with tax and other incentives that reduce our costs or increase our revenues. In addition, the U.S. government generally has not taken action to materially burden the international supply chain, which has been important to the development of renewable energy facilities at acceptable prices. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates that could be put in place as a result of the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia could result in, among other things, the lack of a satisfactory market for the development and/or financing of renewable energy projects, or adversely impact our ability to complete projects for existing customers and obtain project commitments from new customers. Due to the uncertainty in the regulatory and legislative processes, we cannot determine the effect any such legislation and regulation may have on our products and operations
Failure of third parties to manufacture quality products or provide reliable services in a timely manner or at prices that are acceptable to us could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services at acceptable prices. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects. We, our subcontractors and other third parties have been impacted by the global supply chain delays as well as quarantine and other restrictions imposed because of the COVID-19 pandemic. This has resulted in and may continue to result in delays in our ability to provide our services and complete our projects in a timely manner. In addition, some of the third parties we engage for our design, construction and operation projects operate internationally and our reliance on their products and services may be impacted by economic, political, and labor conditions in those regions as well as the uncertainty caused by the evolving relations between the United States and these regions, including China.
For example, we are dependent on the continued supply of lithium-ion battery cells for our energy storage products, and we will require substantially more cells to grow our battery storage business based on our current plans. Currently, we rely on limited number of suppliers for these cells. Any disruption in the supply of battery cells from our suppliers could limit our growth for projects involving battery energy storage. In addition, the cost and mass production of battery cells, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. As a result of increased global production of energy storage products and electric vehicles, suppliers of these raw materials may be unable to meet our volume or timing needs. Any reduced availability of these materials may adversely impact our access to battery cells and our growth, and any increases in their prices may reduce our profitability if we cannot recoup such costs in our project pricing. Moreover, our inability to meet demand may harm our brand, growth, prospects and operating results.
If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranty and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products and components, which could have a material adverse effect on our business, financial condition, and operating results. Moreover, any delays, malfunctions, inefficiencies, or interruptions in these products or services could adversely affect the quality and performance of our solutions and require considerable expense to establish alternate sources for such products and services. This could cause us to experience difficulty retaining current customers and attracting new customers, and could harm our brand, reputation, growth, and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended March 31, 2022. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of March 31, 2022, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1
Fifth Amended and Restated Credit Agreement dated as of March 4, 2022 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), BOFA Securities, Inc. as sole lead arranger and sole bookrunner and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 4, 2022 and filed with the Commission on March 4, 2022 (file no. 001-34811) and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	May 3, 2022	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)