Form 10-Q
period 2022-06-30
Ameresco, Inc.
filed 2022-08-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Class A Common Stock, par value $0.0001 per share	AMRC	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 29, 2022
Class A Common Stock, $0.0001 par value per share	33,833,893
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6. Exhibits	39
Signatures	40

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$67,553	$50,450
Restricted cash (1)	27,079	24,267
Accounts receivable, net of allowance of $2,262 and $2,266, respectively (1)	207,990	161,970
Accounts receivable retainage, net	43,444	43,067
Costs and estimated earnings in excess of billings (1)	663,798	306,172
Inventory, net	10,886	8,807
Prepaid expenses and other current assets (1)	23,153	25,377
Income tax receivable	4,299	5,261
Project development costs	16,668	13,214
Total current assets (1)	1,064,870	638,585
Federal ESPC receivable	671,241	557,669
Property and equipment, net (1)	14,000	13,117
Energy assets, net (1)	964,871	856,531
Deferred income tax assets, net	3,646	3,703
Goodwill, net	70,825	71,157
Intangible assets, net	5,532	6,961
Operating lease assets (1)	38,929	41,982
Restricted cash, net of current portion (1)	16,675	12,337
Other assets (1)	34,187	22,779
Total assets (1)	$2,884,776	$2,224,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$82,707	$78,934
Accounts payable (1)	432,695	308,963
Accrued expenses and other current liabilities (1)	41,629	43,311
Current portions of operating lease liabilities (1)	5,953	6,276
Billings in excess of cost and estimated earnings	39,787	35,918
Income taxes payable	1,633	822
Total current liabilities (1)	604,404	474,224
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	698,365	377,184
Federal ESPC liabilities	657,235	532,287
Deferred income tax liabilities, net	8,855	3,871
Deferred grant income	8,099	8,498
Long-term operating lease liabilities, net of current portion (1)	32,642	35,135
Other liabilities (1)	45,691	43,176
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	47,918	46,182
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2022 and December 31, 2021 of $155,547 and $124,454, respectively. Includes non-recourse liabilities of consolidated VIEs at June 30, 2022 and December 31, 2021 of $32,251 and $31,125, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	June 30, 2022	December 31, 2021
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 35,935,688 shares issued and 33,833,893 shares outstanding at June 30, 2022, 35,818,104 shares issued and 33,716,309 shares outstanding at December 31, 2021	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	294,240	283,982
Retained earnings	488,278	438,732
Accumulated other comprehensive loss, net	(4,354)	(6,667)
Treasury stock, at cost, 2,101,795 shares at June 30, 2022 and December 31, 2021	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	766,381	704,264
Non-controlling interest	15,186	—
Total stockholders’ equity	781,567	704,264
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$2,884,776	$2,224,821

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$577,397	$273,920	$1,051,399	$526,122
Cost of revenues	496,094	220,598	901,718	425,891
Gross profit	81,303	53,322	149,681	100,231
Selling, general and administrative expenses	38,249	31,882	77,941	60,483
Operating income	43,054	21,440	71,740	39,748
Other expenses, net	5,249	5,450	12,330	9,122
Income before income taxes	37,805	15,990	59,410	30,626
Income tax provision (benefit)	4,932	(1,896)	7,239	309
Net income	32,873	17,886	52,171	30,317
Net income attributable to redeemable non-controlling interests	(657)	(4,231)	(2,571)	(5,488)
Net income attributable to common shareholders	$32,216	$13,655	$49,600	$24,829

Net income per share attributable to common shareholders:
Basic	$0.62	$0.27	$0.96	$0.49
Diluted	$0.61	$0.26	$0.93	$0.48
Weighted average common shares outstanding:
Basic	51,818	51,315	51,781	50,158
Diluted	53,173	52,570	53,407	51,475

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$32,873	$17,886
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $531 and $(188)	1,565	(472)
Foreign currency translation adjustments	(2,030)	477
Total other comprehensive (loss) income	(465)	5
Comprehensive income	32,408	17,891

Comprehensive income attributable to redeemable non-controlling interests	(657)	(4,231)
Comprehensive income attributable to common shareholders	$31,751	$13,660

	Six Months Ended June 30,
	2022	2021
Net income	$52,171	$30,317
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax effect of $1,448 and $531	4,276	1,645
Foreign currency translation adjustments	(1,963)	891
Total other comprehensive income	2,313	2,536
Comprehensive income	54,484	32,853

Comprehensive income attributable to redeemable non-controlling interests	(2,571)	(5,488)
Comprehensive income attributable to common shareholders	$51,913	$27,365

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2022 and 2021
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Non-controlling Interest	Total Stockholders’ Equity
Balance, March 31, 2021	$39,668	33,265,925	$3	18,000,000	$2	$267,864	$379,533	$(6,759)	2,101,795	$(11,788)	$—	$628,855
Equity offering costs		—				(135)						(135)
Exercise of stock options	—	101,109	—	—	—	1,225	—	—	—	—	—	1,225
Stock-based compensation expense	—	—	—	—	—	1,349	—	—	—	—	—	1,349
Employee stock purchase plan	—	15,297	—	—	—	652	—	—	—	—	—	652
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(472)	—	—	—	(472)
Foreign currency translation adjustment	—	—	—	—	—	—	—	477	—	—	—	477
Contributions from redeemable non-controlling interests, net of fees	2,269	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(195)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	30	—	—	—	—	—	(30)	—	—	—	—	(30)
Net income	4,231	—	—	—	—	—	13,655	—	—	—	—	13,655
Balance, June 30, 2021	$46,003	33,382,331	$3	18,000,000	$2	$270,955	$393,158	$(6,754)	2,101,795	$(11,788)	$—	$645,576

Balance, March 31, 2022	$47,438	33,808,964	$3	18,000,000	$2	$289,459	$456,089	$(3,889)	2,101,795	$(11,788)	$6,335	$736,211
Exercise of stock options	—	7,933	—	—	—	158	—	—	—	—	—	158
Stock-based compensation expense	—	—	—	—	—	3,675	—	—	—	—	—	3,675
Employee stock purchase plan	—	16,996	—	—	—	948	—	—	—	—	—	948
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	1,565	—	—	—	1,565
Foreign currency translation adjustment	—	—	—	—	—		—	(2,030)	—	—	—	(2,030)
Distributions to redeemable non-controlling interests	(204)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	8,851	8,851
Net income	657	—	—	—	—	—	32,216	—	—	—	—	32,216
Balance, June 30, 2022	$47,918	33,833,893	$3	18,000,000	$2	$294,240	$488,278	$(4,354)	2,101,795	$(11,788)	$15,186	$781,567
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2022 and 2021
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Non-controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	$(9,290)	2,101,795	$(11,788)	$—	$492,813
Equity offering of common stock, net of offering costs of $6,419	—	2,875,000	—	—	—	120,081	—	—	—	—	—	120,081
Exercise of stock options	—	267,380	—	—	—	2,611	—	—	—	—	—	2,611
Stock-based compensation expense	—	—	—	—	—	2,115	—	—	—	—	—	2,115
Employee stock purchase plan	—	15,297	—	—	—	652	—	—	—	—	—	652
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	1,645	—	—	—	1,645
Foreign currency translation adjustment	—	—	—	—	—	—	—	891	—	—	—	891
Contributions from redeemable non-controlling interests, net of fees	2,252	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(648)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	61	—	—	—	—	—	(61)	—	—	—	—	(61)
Net income	5,488	—	—	—	—	—	24,829	—	—	—	—	24,829
Balance, June 30, 2021	$46,003	33,382,331	$3	18,000,000	$2	$270,955	$393,158	$(6,754)	2,101,795	$(11,788)	$—	$645,576

Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	$(6,667)	2,101,795	$(11,788)	$—	$704,264
Exercise of stock options	—	100,588	—	—	—	1,866	—	—	—	—	—	1,866
Stock-based compensation expense	—	—	—	—	—	7,206	—	—	—	—	—	7,206
Employee stock purchase plan	—	16,996	—	—	—	948	—	—	—	—	—	948
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	4,276	—	—	—	4,276
Foreign currency translation adjustment	—	—	—	—	—	—		(1,963)	—	—	—	(1,963)
Distributions to redeemable non-controlling interests	(651)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	54	—	—	—	—	—	(54)	—	—	—	—	(54)
Investment fund call option exercise	(238)	—	—	—	—	238	—	—	—	—	—	238
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	15,186	15,186
Net income	2,571	—	—	—	—	—	49,600	—	—	—	—	49,600
Balance, June 30, 2022	$47,918	33,833,893	$3	18,000,000	$2	$294,240	$488,278	$(4,354)	2,101,795	$(11,788)	$15,186	$781,567
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$52,171	$30,317
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation of energy assets, net	23,978	20,136
Depreciation of property and equipment	1,404	1,637
Gain on contingent consideration	(320)	—
Accretion of ARO liabilities	72	57
Amortization of debt discount and debt issuance costs	2,036	1,477
Amortization of intangible assets	1,020	161
Provision for bad debts	244	6
Equity in earnings of unconsolidated entity	(989)	—
Net loss from derivatives	555	1,225
Stock-based compensation expense	7,206	2,115
Deferred income taxes, net	3,606	335
Unrealized foreign exchange loss (gain)	467	(32)
Changes in operating assets and liabilities:
Accounts receivable	(44,334)	15,230
Accounts receivable retainage	(458)	(6,211)
Federal ESPC receivable	(113,478)	(125,146)
Inventory, net	(2,080)	(224)
Costs and estimated earnings in excess of billings	(358,603)	(8,893)
Prepaid expenses and other current assets	(1,629)	2,445
Project development costs	(1,332)	760
Other assets	(10,020)	(3,691)
Accounts payable, accrued expenses and other current liabilities	126,783	(22,941)
Billings in excess of cost and estimated earnings	4,073	(8,174)
Other liabilities	18	(207)
Income taxes receivable, net	1,767	3,135
Cash flows from operating activities	(307,843)	(96,483)
Cash flows from investing activities:
Purchases of property and equipment	(2,525)	(1,484)
Capital investment in new energy assets	(124,924)	(97,891)
Capital investment in major maintenance of energy assets	(4,838)	(6,376)
Cash flows from investing activities	(132,287)	(105,751)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$—	$120,081
Payments of debt discount and debt issuance costs	(2,756)	(1,162)
Proceeds from exercises of options and ESPP	2,814	3,263
Proceeds from (payments on) senior secured revolving credit facility, net	120,000	(28,073)
Proceeds from long-term debt financings	307,911	64,854
Proceeds from Federal ESPC projects	121,731	70,159
Proceeds for (payments on) energy assets from Federal ESPC	4,651	(117)
Contributions from non-controlling interest	12,919	—
(Distributions to) proceeds from redeemable non-controlling interests, net	(561)	1,583
Payments on long-term debt and financing leases	(101,035)	(33,664)
Cash flows from financing activities	465,674	196,924
Effect of exchange rate changes on cash	(1,291)	315
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,253	(4,995)
Cash, cash equivalents, and restricted cash, beginning of period	87,054	98,837
Cash, cash equivalents, and restricted cash, end of period	$111,307	$93,842

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,672	$9,097
Cash paid for income taxes	$2,829	$1,213
Non-cash Federal ESPC settlement	$—	$4,027
Accrued purchases of energy assets	$37,683	$28,070

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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results which may be expected for the full year. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in our annual report on Form 10-K (“2021 Form 10-K”) for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Significant Risks and Uncertainties
The COVID-19 pandemic has continued to result in global supply chain disruptions and certain governmental travel and other restrictions.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for credit losses, beginning of period	$2,265	$2,310	$2,263	$2,266
Provision for bad debts	7	3	244	6
Account write-offs and other	(10)	(2)	(245)	39
Allowance for credit losses, end of period	$2,262	$2,311	$2,262	$2,311

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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires annual disclosures about certain types of government assistance received. ASU 2021-10 is effective for our fiscal year beginning after December 15, 2021. We adopted this guidance as of January 1, 2022 and the adoption did not have an impact on our condensed consolidated financial statements.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio to be hedged under the method. ASU 2022-01 is effective for our fiscal year ending beginning after December 15, 2022. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
Fair Value Measurement
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the measurement criteria for equity securities and refines the disclosure requirements for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for our fiscal year ending beginning after December 15, 2023. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and six months ended June 30, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$378,646	$85,850	$10,160	$—	$14,464	$489,120
O&M revenue	5,457	13,365	11	2,122	95	21,050
Energy assets	12,253	2,074	1,487	27,070	39	42,923
Integrated-PV	—	—	—	—	12,267	12,267
Other	1,029	139	2,803	—	8,066	12,037
Total revenues	$397,385	$101,428	$14,461	$29,192	$34,931	$577,397

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$101,843	$77,074	$7,307	$—	$10,031	$196,255
O&M revenue	$5,403	$11,742	$—	$2,362	$89	19,596
Energy assets	$10,058	$1,371	$1,571	$23,852	$91	36,943
Integrated-PV	$—	$—	$—	$—	$10,720	10,720
Other	$719	$11	$1,997	$(1)	$7,680	10,406
Total revenues	$118,023	$90,198	$10,875	$26,213	$28,611	$273,920

The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$677,278	$148,067	$24,111	$—	$33,068	$882,524
O&M revenue	10,537	25,662	22	4,896	186	41,303
Energy assets	22,271	3,164	2,248	53,557	111	81,351
Integrated-PV	—	—	—	—	23,623	23,623
Other	1,819	181	5,252	—	15,346	22,598
Total revenues	$711,905	$177,074	$31,633	$58,453	$72,334	$1,051,399
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$177,655	$167,163	$16,308	$—	$15,822	$376,948
O&M revenue	9,818	23,182	26	4,894	160	38,080
Energy assets	18,860	2,035	2,318	46,791	226	70,230
Integrated-PV	—	—	—	—	19,874	19,874
Other	934	32	3,866	108	16,050	20,990
Total revenues	$207,267	$192,412	$22,518	$51,793	$52,132	$526,122

The following table presents information related to our revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Percentage of revenue recognized over time	97%	94%	96%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$548,880	$252,536	$987,271	$486,545
Canada	13,025	9,973	29,013	20,826
Other	15,492	11,411	35,115	18,751
Total revenues	$577,397	$273,920	$1,051,399	$526,122

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2022	December 31, 2021
Accounts receivable, net	$207,990	$161,970
Accounts receivable retainage, net	$43,444	$43,067

Contract Assets:
Costs and estimated earnings in excess of billings	$663,798	$306,172

Contract Liabilities:
Billings in excess of cost and estimated earnings	$39,787	$35,918
Billings in excess of cost and estimated earnings, non-current (1)	6,175	6,481
Total contract liabilities	$45,962	$42,399

	June 30, 2021	December 31, 2020
Accounts receivable, net	$115,462	$125,010
Accounts receivable retainage, net	$36,485	$30,189

Contract Assets:
Costs and estimated earnings in excess of billings	$195,027	$185,960

Contract Liabilities:
Billings in excess of cost and estimated earnings	$26,561	$33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,082	6,631
Total contract liabilities	$32,643	$40,615

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the six months ended June 30, 2022 was primarily due to revenue recognized of $845,211 offset by billings of $492,820. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. In addition, the advance payments and reclassifications, exceeded the recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2022, we billed customers $59,453 and recognized revenue of $64,145 that was previously included in the beginning balance of contract liabilities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At June 30, 2022, we had contracted backlog of $2,199,560 of which approximately 38% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $1,771 and $3,109 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended June 30, 2022 and 2021, respectively. Project development costs of $5,980 and $5,094 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the six months ended June 30, 2022 and 2021, respectively.
No impairment charges in connection with our project development costs were recorded during the three or six months ended June 30, 2022 and 2021.
4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Other	Total
Balance, December 31, 2021	$39,204	$3,981	$3,454	$—	$24,518	$71,157
Remeasurement period adjustment	389	—	—	—	—	389
Currency effects	—	—	(52)	—	(669)	(721)
Balance, June 30, 2022	$39,593	$3,981	$3,402	$—	$23,849	$70,825
Definite-lived intangible assets, net consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Gross carrying amount	$32,375	33,526
Less - accumulated amortization	(26,843)	(26,565)
Intangible assets, net	$5,532	$6,961
The table below sets forth amortization expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Asset type	Location	2022	2021	2022	2021
Customer contracts	Cost of revenues	$137	$—	$321	$—
All other intangible assets	Selling, general and administrative expenses	305	81	699	161
Total amortization expense		$442	$81	$1,020	$161

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
5. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	June 30, 2022	December 31, 2021
Energy assets (1)	$1,251,733	$1,120,712
Less - accumulated depreciation and amortization	(286,862)	(264,181)
Energy assets, net	$964,871	$856,531

(1) Includes financing lease assets (see Note 6), capitalized interest and Asset retirement obligations (“ARO”) assets (see tables below).

The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2022	2021	2022	2021
Cost of revenues (2)	$12,172	$10,450	$23,978	$20,136

(2) Includes depreciation and amortization on financing lease assets (see Note 6).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capitalized interest	$2,064	$1,288	$3,908	$3,526

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	June 30, 2022	December 31, 2021
ARO assets, net	Energy assets, net	$2,431	$1,939

ARO liabilities, current	Accrued expenses and other current liabilities	$—	$6
ARO liabilities, non-current	Other liabilities	2,977	2,342
Total ARO liabilities		$2,977	$2,348

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense of ARO assets	$36	$30	$73	$53
Accretion expense of ARO liabilities	$36	$33	$72	$57

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
6. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease assets	$38,929	$41,982

Current portions of operating lease liabilities	$5,953	$6,276
Long-term portions of operating lease liabilities	32,642	35,135
Total operating lease liabilities	$38,595	$41,411
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	5.6%	5.7%

Financing Leases:
Energy assets	$30,989	$31,876

Current portions of financing lease liabilities	$2,473	$3,125
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	15,200	16,101
Total financing lease liabilities	$17,673	$19,226
Weighted-average remaining lease term	14 years	15 years
Weighted-average discount rate	12.1%	12.1%
The costs related to our leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Leases:
Operating lease costs	$2,063	$2,187	$4,354	$4,340

Financing Leases:
Amortization expense	532	533	887	1,065
Interest on lease liabilities	536	666	1,095	1,324

Total lease costs	$3,131	$3,386	$6,336	$6,729

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,814	$4,355
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities	$1,712	$4,961
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2022	$4,185	$2,580
2023	7,585	3,675
2024	6,363	2,565
2025	5,128	2,213
2026	3,197	2,054
Thereafter	29,102	19,810
Total minimum lease payments	55,560	32,897
Less: interest	16,965	15,224
Present value of lease liabilities	$38,595	$17,673
Sale-leasebacks
In March 2022, we entered into an amendment to our August 2018 long-term financing facility which extended the end date of the agreement from March 31, 2022 to June 30, 2022. In June 2022, we entered into another amendment to this facility which further extended the end date of the agreement from June 30, 2022 to September 30, 2022. We sold and leased back two energy assets for $8,201 in cash proceeds under this agreement during the six months ended June 30, 2022. As of June 30, 2022, approximately $220,367 remained available under this lending commitment.
In March 2022, we entered into an amendment to our December 2020 long-term financing facility which extended the end date of the agreement from December 31, 2021 to July 15, 2022. We sold and leased back three energy asset for $4,423 in cash proceeds under this facility during the six months ended June 30, 2022. As of June 30, 2022, approximately $11,515 remained available under this lending commitment, however, the financing commitment expired July 15, 2022.
These transactions are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 7 for additional information.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 for each of the three months ended June 30, 2022 and 2021, and $114 for each of the six months ended June 30, 2022 and 2021.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	June 30, 2022	December 31, 2021
Senior secured revolving credit facility (1)	$165,000	$45,000
Senior secured term loans	275,000	52,813
Non-recourse construction revolvers	34,662	31,698
Non-recourse term loans	202,779	218,136
Long-term financing facilities (2)	102,849	104,615
Financing lease liabilities (3)	17,673	19,226
Total debt and financing lease liabilities	797,963	471,488
Less: current maturities	82,707	78,934
Less: unamortized discount and debt issuance costs	16,891	15,370
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$698,365	$377,184

(1) At June 30, 2022, funds of $19,645 were available for borrowing under this facility.
(2) These facilities are are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 6 for additional disclosures.
(3) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 6 for additional disclosures.
(4) As of June 30, 2022, we were in default on one non-recourse term loan with a balance of $3,681 for failure to meet the debt service coverage ratio of 1 to 1, however, a waiver was received in July 2022.

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
We accounted for this amendment as a modification and at closing we incurred $2,048 in lenders fees which were reflected as debt discount and $352 in third party fees which were reflected as debt issuance costs. The unamortized debt discount and issuance costs of the previous agreement are being amortized over the remaining term of the amended agreement, with the exception of $96 of costs relating to a previous syndicated lender which did not participate in this amendment. These costs were expensed in other expenses, net during the six months ended June 30, 2022.
On June 9, 2022, we entered into the first amendment to the fifth amended and restated senior secured credit facility, which increased the maximum indebtedness incurred under an energy conservation project financing from $650,000 to $725,000 from and after April 1, 2022, to and including December 30, 2022.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
June 2022 Term Shelf Notes
On July 27, 2021, we entered into a non-recourse debt agreement with a group of lenders. The financing facility consisted of senior secured first lien term notes due March 2046, floating rate senior secured second lien term notes due July 2030, and a shelf facility of up to $60,000 available until July 2024.
On June 28, 2022, two senior secured notes (“Shelf Notes”) due March 31, 2042 were issued under our shelf facility, with gross proceeds of $7,113. The Shelf Notes bear interest at a fixed rate of 5.45% per annum and are payable quarterly commencing September 30, 2022.
At closing, we incurred $103 in lender fees and debt issuance costs. In connection with the Shelf Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $1,088, which was recognized in debt discount. See Note 11 for additional information.

Non-recourse Construction Revolvers
Construction Revolver, Commencement Date June 2020
On April 29, 2022, a wholly-owned subsidiary of ours executed a joinder agreement to the June 2020 construction revolver, which added it as an additional borrower under the master construction loan agreement. At closing, we borrowed $9,800 for a solar and storage project.
In June 2022, we entered into a fifth amendment to the June 2020 construction revolver to extend this facility from June 2022 to September 2022. All remaining unpaid amounts outstanding under the facility are due at that time. As of June 30, 2022, $28,807 is outstanding under the revolver and $71,193 was available for borrowing under this facility.
Construction Revolver, Commencement Date July 2020
As of June 30, 2022, $24,145 was available for borrowing under the July 2020 construction revolver. On July 15, 2022, we signed an extension of this instrument through September 15, 2022.
8. INCOME TAXES
We recorded a provision (benefit) for income taxes of $4,932 and $(1,896) for the three months ended June 30, 2022 and 2021, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a provision of 13.0% for the three months ended June 30, 2022, compared to a benefit of 11.9% of estimated effective annualized tax rate for the three months ended June 30, 2021.
We recorded a provision for income taxes of $7,239 and $309 for the six months ended June 30, 2022 and 2021, respectively. The estimated effective annualized tax rate impacted by the period discrete items is 12.2% for the six months ended June 30, 2022, compared to 1.0% of estimated effective annualized tax rate for the six months ended June 30, 2021.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2021	$900
Balance, June 30, 2022	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $440 at June 30, 2022 and December 31, 2021 (net of the federal benefit on state amounts).
9. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” During the six months ended June 30, 2022, we entered into a settlement agreement and the net settlement was paid during the six months ended June 30, 2022. In addition, we reversed the loss recovery from insurance proceeds during this same period.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitment as a Result of an Acquisition
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 5 years from the acquisition date. The fair value decreased from $678 at December 31, 2021 to $358 at June 30, 2022 and is included in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2021. At June 30, 2022, the fair value of the contingent consideration was $1,866 and is included in other liabilities on the consolidated balance sheets. A payment of $275 was made during the six months ended June 30, 2022.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	June 30, 2022	December 31, 2021
Assets:
Interest rate swap instruments	2	$3,197	$919
Total assets		$3,197	$919
Liabilities:
Interest rate swap instruments	2	$849	$6,316
Commodity swap instruments	2	4,476	1,962
Make-whole provisions	2	5,940	4,800
Contingent consideration	3	2,224	2,838
Total liabilities		$13,489	$15,916
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	June 30, 2022	December 31, 2021
Contingent consideration liability balance at the beginning of period	$2,838	$678
Contingent consideration issued in connection with acquisition	—	2,160
Changes in fair value included in earnings	(320)	—
Payment of contingent consideration	(275)	—
Remeasurement period adjustment	(19)	—
Contingent consideration liability balance at the end of period	$2,224	$2,838
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of June 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$764,452	$763,399	$442,429	$436,892
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the six months ended June 30, 2022 and the year ended December 31, 2021.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of June 30, 2022 or December 31, 2021.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		June 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$257	$—
Interest rate swap contracts	Other liabilities	$849	$6,316
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$2,940	$919
Commodity swap contracts	Other liabilities	$4,476	$1,962
Make-whole provisions	Other liabilities	$5,940	$4,800
As of June 30, 2022 and December 31, 2021, all but four of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$360	$522	$841	$1,045
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(759)	$543	$(2,021)	$(779)
Commodity swap contracts	Other expenses, net	$(92)	$1,250	2,514	1,498
Make-whole provisions	Other expenses, net	$(216)	$(205)	62	506
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Six Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(4,733)
Unrealized gain recognized in AOCI	3,435
Loss reclassified from AOCI to other expenses, net	841
Net gain on derivatives	4,276
Accumulated loss in AOCI at the end of the period	$(457)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of June 30, 2022:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$964
Make-whole provisions	Liability	August 2016	April 2031	$92
Make-whole provisions	Liability	April 2017	February 2034	$66
Make-whole provisions	Liability	November 2020	December 2027	$83
Make-whole provisions	Liability	October 2011	May 2028	$33
Make-whole provisions	Liability	May 2021	April 2045	$290
Make-whole provisions	Liability	July 2021	March 2046	$3,324
Make-whole provisions	Liability	June 2022	March 2042	$1,088

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	June 30,	December 31,
	2022 (1)	2021 (1)
Cash and cash equivalents	$5,728	$4,915
Restricted cash	41	822
Accounts receivable, net	1,809	656
Costs and estimated earnings in excess of billings	4,405	1,421
Prepaid expenses and other current assets	153	151
Total VIE current assets	12,136	7,965
Property and equipment, net	1,266	1,266
Energy assets, net	135,479	108,498
Operating lease assets	6,178	6,271
Restricted cash, net of current portion	452	418
Other assets	36	36
Total VIE assets	$155,547	$124,454
Current portions of long-term debt and financing lease liabilities	$2,196	$2,210
Accounts payable	1,170	47
Accrued expenses and other current liabilities	716	643
Current portions of operating lease liabilities	151	142
Total VIE current liabilities	4,233	3,042
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	20,362	20,952
Long-term operating lease liabilities, net of current portion	6,599	6,558
Other liabilities	1,057	573
Total VIE liabilities	$32,251	$31,125

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 13 for additional information on the call and put options related to our investment funds.
Non-controlling Interest
Non-controlling interest represents the equity owned by the other joint venture member of a consolidated joint venture. During the six months ended June 30, 2022, the other joint venture member contributed $15,186 to this joint venture which was formed for a specific project. The joint venture did not generate any earnings or losses during the six months ended June 30, 2022.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in operating income on the condensed consolidated statements of income.
We entered into one joint venture in late December 2021, therefore, the activity for the year ended December 31, 2021 was not material. Our results for the three and six months ended June 30, 2022 include activity for this joint venture in the table below.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

			As of
			June 30, 2022	December 31, 2021
Equity method investments			$10,179	$9,206

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings recognized	$352	$41	$989	$103

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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both June 30, 2022 and December 31, 2021 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
14. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$32,216	$13,655	$49,600	$24,829
Adjustment for accretion of tax equity financing fees	(27)	(30)	(54)	(61)
Income attributable to common shareholders	$32,189	$13,625	$49,546	$24,768
Denominator:
Basic weighted-average shares outstanding	51,818	51,315	51,781	50,158
Effect of dilutive securities:
Stock options	1,355	1,255	1,626	1,317
Diluted weighted-average shares outstanding	53,173	52,570	53,407	51,475
Net income per share attributable to common shareholders:
Basic	$0.62	$0.27	$0.96	$0.49
Diluted	$0.61	$0.26	$0.93	$0.48

Potentially dilutive shares (1)	2,798	1,718	2,232	1,423

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
15. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$3,675	$1,349	$7,206	$2,115
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of June 30, 2022, there was $51,268 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.4 years.
Stock Option Grants
During the six months ended June 30, 2022, we granted 1,563 common stock options to certain employees under our 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. We did not grant awards to individuals who were not either an employee or director of ours during the six months ended June 30, 2022 and 2021.
16. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and six months ended June 30, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.
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
Our Alternative Fuels segment sells electricity and processed renewable natural gas (“RNG”) derived from biomethane from small-scale plants that we own and operate, and provides O&M services for customer-owned small-scale RNG plants.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended June 30, 2022
Revenues	$397,385	$101,428	$14,461	$29,192	$34,931	$577,397
(Gain) loss on derivatives	(261)	—	45	(851)	—	(1,067)
Interest expense, net of interest income	1,883	315	313	2,193	(18)	4,686
Depreciation and amortization of intangible assets	5,298	1,213	430	5,651	259	12,851
Unallocated corporate activity	—	—	—	—	—	(17,673)
Income before taxes, excluding unallocated corporate activity	32,840	12,011	1,012	6,476	3,139	55,478

Three Months Ended June 30, 2021
Revenues	$118,023	$90,198	$10,875	$26,213	$28,611	$273,920
(Gain) loss on derivatives	(161)	—	26	1,793	—	1,658
Interest expense, net of interest income	1,453	326	213	1,207	77	3,276
Depreciation and amortization of intangible assets	3,942	1,139	485	4,936	363	10,865
Unallocated corporate activity	—	—	—	—	—	(10,092)
Income before taxes, excluding unallocated corporate activity	7,718	11,082	749	4,716	1,817	26,082

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Six Months Ended June 30, 2022
Revenues	$711,905	$177,074	$31,633	$58,453	$72,334	$1,051,399
(Gain) loss on derivatives	(34)	—	96	493	—	555
Interest expense, net of interest income	3,525	621	535	3,983	(25)	8,639
Depreciation and amortization of intangible assets	10,576	2,458	877	11,067	530	25,508
Unallocated corporate activity	—	—	—	—	—	(33,582)
Income before taxes, excluding unallocated corporate activity	51,058	20,897	1,291	13,898	5,848	92,992

Six Months Ended June 30, 2021
Revenues	$207,267	$192,412	$22,518	$51,793	$52,132	$526,122
Loss on derivatives	371	—	205	719	—	1,295
Interest expense, net of interest income	2,896	647	420	1,817	236	6,016
Depreciation and amortization of intangible assets	7,428	2,149	900	9,798	740	21,015
Unallocated corporate activity	—	—	—	—	—	(21,057)
Income before taxes, excluding unallocated corporate activity	10,957	23,112	664	13,488	3,462	51,683
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Gain) loss on derivatives	$(1,067)	$1,602	$555	$1,225
Interest expense, net of interest income	6,558	3,246	11,047	6,051
Amortization of debt discount and debt issuance costs	1,184	730	2,036	1,477
Foreign currency transaction loss (gain)	598	(130)	714	365
Government incentives	(2,024)	2	(2,022)	4
Other expenses, net	$5,249	$5,450	$12,330	$9,122

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K (“2021 Form 10-K”) for the year ended December 31, 2021 filed on March 1, 2022 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the results of the SEC’s investigation into our revenue recognition and compensation practices in our software-as-a-service businesses; the impact of the ongoing COVID-19 pandemic and supply chain disruptions and shortage of materials; our expectations related to our agreement with SCE including the impact of any delays; the impact of the U.S. Department of Commerce’s solar panel import investigation and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2021 Form 10-K, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q (“Q1 2022 Form 10-Q”). Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. In December 2021, we completed the acquisition of Plug Smart, an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems. This acquisition allowed us to expand our existing pipeline and solution offerings in the smart buildings sector. The pro forma effects of this acquisition were not material to our operations for the fiscal quarters presented.

Key Factors and Trends
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage systems (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW. The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work.
We are obligated under the SCE Agreement to achieve substantial completion of all facilities, subject to extension for specified force majeure events and customer-caused delays, no later than August 1, 2022 (the “Guaranteed Completion Date”). If we fail to meet the Guaranteed Completion Date at any of the facilities, other than as a result of specified force majeure events, we may be required to pay liquidated damages up to an aggregate maximum of $89 million, and under certain circumstances SCE may have a right to terminate the agreement. We have also provided availability and capacity guarantees under the SCE Agreement, failure of which entitles the customer to liquidated damages.
As previously disclosed at the end of March 2022, our battery supplier for the SCE battery storage project indicated that the COVID-19 lockdowns in several regions around China were having an adverse impact on the supplier’s ability to deliver batteries on the agreed upon timeline. In addition, the supplier indicated that newly implemented Chinese transportation safety policies may cause delays in the shipment of a portion of the batteries. Following a review of these circumstances, we provided SCE with a force majeure notice under the SCE Agreement as we, at the time of providing the notice, determined that these circumstances may prevent us from fully completing all three BESS projects by the August 1, 2022 Guaranteed Completion Date. Considering the impact of these delays with other supply chain and permitting challenges, we now expect 200 to 300 MW of capacity to be in service in September 2022 and we expect to achieve substantial completion for all the projects by the end of 2022. Under the SCE Agreement, the occurrence of force majeure events, including certain COVID-related delays, results in extensions of required completion deadlines without liquidated damages and an increase in the contract price, subject to the party claiming a force majeure event being in compliance with its contractual obligations. We are continuing discussions with SCE regarding the applicability and scope of any force majeure relief relating to these circumstances, and are also actively working with SCE, our suppliers, and governmental agencies to mitigate delays.
We expect a material portion of our revenue for 2022 to be generated from this SCE Agreement.
COVID-19, Supply Chain Disruptions, and Other Global Factors
We continue to monitor the impact of COVID-19 on our operations, financial results, and liquidity. The impact to our future operations and results, however, remains uncertain and will depend on a number of factors, including, but not limited to, the emergence and spread of more transmissible variants, the overall duration and severity of the pandemic, and its impact on the global economy, our customers, and business and workforce disruptions. Infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic that may persist, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays as well as shortage of certain components needed for our business, such as lithium-ion battery cells for our energy storage products. During the three and six months ended June 30, 2022, we experienced supply chain disruptions, including as a result of COVID-19 and macroeconomic conditions, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, including those pursuant to the SCE Agreement. This negatively impacted our results of operations during the three and six months ended June 30, 2022. We expect the trends of supply challenges to continue for the remainder of this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions. For example, in April 2022, we entered into a binding framework agreement term sheet with a battery manufacturer for the purchase and sale of BESS equipment for our BESS projects at committed amounts and agreed upon delivery dates for a period of several years. The purchase and sale commitment covers BESS equipment to be used for our BESS projects and assets. In connection with entering into the term sheet, we paid a $10 million deposit which will be credited against our future equipment purchases.
In March 2022, the U.S. Department of Commerce announced that it is investigating if certain solar cell and panel imports from Malaysia, Vietnam, Thailand and Cambodia are circumventing anti-dumping and countervailing duty orders. We do not expect that this investigation will have a material impact on our business in the near term, as we have a stockpile of solar panels from a large purchase several years ago. Furthermore, we believe that President Biden’s executive order issued in June 2022 further mitigates this risk. The order authorized the U.S. Secretary of Commerce to implement regulations to shield solar modules and cells imported from Malaysia, Vietnam, Thailand and Cambodia from any anti-dumping and countervailing duties for up to 24 months from the issuance of the order. In the longer term, the investigation and any resulting duties and tariffs imposed may disrupt the solar panel supply chain, increase the cost for solar cells and panels and ultimately impact the demand for clean energy solutions. We are monitoring the investigation and any regulations issued by the U.S Secretary of Commerce closely.
Climate Change and Effects of Seasonality
The global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception, and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. For example, we have taken advantage of Investment Tax Credits for certain of our projects. See “Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business” in Item 1A, Risk Factors of our Q1 2022 Form 10-Q and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors of our 2021 Form 10-K.
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
Stock-based Compensation
During the six months ended June 30, 2022, we granted 1,562,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result, our unrecognized stock-based compensation expense increased from $41.1 million at December 31, 2021 to $51.3 million at June 30, 2022 and is expected to be recognized over a weighted-average period of three years years. See Note 15 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of June 30,
(In Thousands)	2022	2021
Project Backlog
Fully-contracted backlog	$1,002,740	$781,190
Awarded, not yet signed customer contracts	1,828,530	1,429,710
Total project backlog	$2,831,270	$2,210,900
12-month project backlog	$756,700	$606,490

O&M Backlog
Fully-contracted backlog	$1,196,820	$1,121,230
12-month O&M backlog	$73,475	$67,010
Our $892 million SCE Agreement was entered into in October 2021 and increased our fully-contracted backlog for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We anticipate that the SCE Agreement will be an important driver of our results in 2022.
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
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2021 Form 10-K.
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.4 billion, which includes $79.8 million attributable to a non-controlling interest at June 30, 2022, and $1.1 billion at June 30, 2021. The portion related to spending for Energy as a Service assets was approximately $60.0 million and $70.0 million at June 30, 2022 and 2021, respectively. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.

The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,
	2022		2021		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$577,397	100.0%	$273,920	100.0%	$303,477	110.8%
Cost of revenues	496,094	85.9%	220,598	80.5%	275,496	124.9%
Gross profit	81,303	14.1%	53,322	19.5%	27,981	52.5%
Selling, general and administrative expenses	38,249	6.6%	31,882	11.6%	6,367	20.0%
Operating income	43,054	7.5%	21,440	7.8%	21,614	100.8%
Other expenses, net	5,249	0.9%	5,450	2.0%	(201)	(3.7)%
Income before income taxes	37,805	6.5%	15,990	5.8%	21,815	136.4%
Income tax provision (benefit)	4,932	0.9%	(1,896)	(0.7)%	6,828	(360.1)%
Net income	32,873	5.7%	17,886	6.5%	$14,987	83.8%
Net (income) loss attributable to redeemable non-controlling interest	(657)	(0.1)%	(4,231)	(1.5)%	$3,574	84.5%
Net income attributable to common shareholders	$32,216	5.6%	$13,655	5.0%	$18,561	135.9%
Our results of operations for the three months ended June 30, 2022 are due to the following:
•Revenues: total revenues for the three months ended June 30, 2022 increased over 2021 primarily due to a $292.9 million, or 149%, increase in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project, and a $6.0 million, or 16%, increase in our energy asset revenue attributed to the continued growth of our operating portfolio, strong renewable gas production, and higher pricing on renewable identification numbers (“RINs”) generated from certain alternative fuel generation assets in operation.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. Gross profit increased due to increased revenue, however, our gross profit as a percent of revenues decreased due to the higher revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended June 30, 2022 increased over 2021 primarily due to higher net salaries and benefits of $4.4 million as a result of increased headcount and an increase in non-cash stock compensation expense and higher insurance costs.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended June 30, 2022 decreased over 2021 primarily due to government incentive income of $2.0 million and a gain on derivatives of $1.1 million compared to a loss of $1.6 million in the prior year, partially offset by higher interest expenses of $3.3 million related to an increase in amounts outstanding on our senior secured debt facility.
•Income before Income Taxes: the increase in income before income taxes is due to reasons described above.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was higher in 2022 as compared to 2021 primarily due to higher domestic income resulting in higher state taxes, lower levels of compensation deductions related to employee stock option exercises, and less favorable tax adjustments related to partnership flip transactions.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for the three months ended June 30, 2022 was $0.62, an increase of $0.35 per share compared to the same period of 2021. Diluted earnings per share for 2022 was $0.61, an increase of $0.35 per share compared to last year. The results for the three months ended June 30, 2022 and 2021 reflect a non-cash downward adjustment of $0.7 million and $4.2 million, respectively, related to non-controlling interest activities.

	Six Months Ended June 30,
	2022		2021		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,051,399	100.0%	$526,122	100.0%	$525,277	99.8%
Cost of revenues	901,718	85.8%	425,891	80.9%	475,827	111.7%
Gross profit	149,681	14.2%	100,231	19.1%	49,450	49.3%
Selling, general and administrative expenses	77,941	7.4%	60,483	11.5%	17,458	28.9%
Operating income	71,740	6.8%	39,748	7.6%	31,992	80.5%
Other expenses, net	12,330	1.2%	9,122	1.7%	3,208	35.2%
Income before income taxes	59,410	5.7%	30,626	5.8%	28,784	94.0%
Income tax provision	7,239	0.7%	309	0.1%	6,930	2,242.7%
Net income	52,171	5.0%	30,317	5.8%	$21,854	72.1%
Net (income) loss attributable to redeemable non-controlling interest	(2,571)	(0.2)%	(5,488)	(1.0)%	$2,917	53.2%
Net income attributable to common shareholders	$49,600	4.7%	$24,829	4.7%	$24,771	99.8%
Our results of operations for the six months ended June 30, 2022 are due to the following:
•Revenues: total revenues for the six months ended June 30, 2022 increased over 2021 primarily due to a $505.6 million, or 149%, increase in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. Gross profit increased due to increased revenue, however, our gross profit as a percent of revenues decreased due to the higher revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the six months ended June 30, 2022 increased over 2021 primarily due to higher net salaries and benefits of $11.7 million as a result of increased headcount and an increase in non-cash stock compensation expense. The increase is also attributed to higher miscellaneous expenses related to a settlement of an outstanding legal proceeding and higher insurance costs.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the six months ended June 30, 2022 increased over 2021 primarily due to higher interest expenses of $5.0 million related to an increase in amounts outstanding on our senior secured debt facility. This was partially offset by government incentive income of $2.0 million.
•Income before Income Taxes: the increase in income before income taxes is due to reasons described above.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was higher in 2022 as compared to 2021 primarily due to primarily due to higher domestic income resulting in higher state taxes, lower levels of compensation deductions related to employee stock option exercises, and less favorable tax adjustments related to partnership flip transactions.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for the six months ended June 30, 2022 was $0.96, an increase of $0.47 per share compared to the same period of 2021. Diluted earnings per share for 2022 was $0.93, an increase of $0.45 per share compared to last year. The results for the six months ended June 30, 2022 and 2021 reflect a non-cash downward adjustment of $2.6 million and $5.5 million, respectively, related to non-controlling interest activities.
Business Segment Analysis
Our reportable segments for the three and six months ended June 30, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 16 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to both the three and six month periods and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
U.S. Regions	$397,385	$118,023	$279,362	236.7%	$711,905	$207,267	$504,638	243.5%
U.S. Federal	101,428	90,198	11,230	12.5	177,074	192,412	(15,338)	(8.0)
Canada	14,461	10,875	3,586	33.0	31,633	22,518	9,115	40.5
Alternative Fuels	29,192	26,213	2,979	11.4	58,453	51,793	6,660	12.9
All Other	34,931	28,611	6,320	22.1	72,334	52,132	20,202	38.8
Total revenues	$577,397	$273,920	$303,477	110.8%	$1,051,399	$526,122	$525,277	99.8%
•U.S. Regions: the increase is primarily due to an increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects, including our SCE battery storage projects, versus the prior year.
•U.S. Federal: the change in revenue is primarily due to the timing of project revenue recognized as a result of the phase of active projects which were impacted by supply chain delays during the first quarter of 2022.
•Canada: the increase is primarily due to an increase in project revenues attributable to the timing of revenue recognized as a result of the phase of active projects versus the prior year.
•Alternative Fuels: the increase is primarily attributed to higher energy asset revenues resulting from the continued growth of our operating portfolio, increased renewable gas production levels and higher pricing on RINs generated from certain alternative fuel generation assets in operation.
•All Other: All other revenues increased over 2021 primarily due to higher project revenues as a result of the phase of active projects versus the prior year and an increase in integrated-PV revenue.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
U.S. Regions	$32,840	$7,718	$25,122	325.5%	$51,058	$10,957	$40,101	366.0%
U.S. Federal	12,011	11,082	929	8.4	20,897	23,112	(2,215)	(9.6)
Canada	1,012	749	263	35.1	1,291	664	627	94.4
Alternative Fuels	6,476	4,716	1,760	37.3	13,898	13,488	410	3.0
All Other	3,139	1,817	1,322	72.8	5,848	3,462	2,386	68.9
Unallocated corporate activity	(17,673)	(10,092)	$(7,581)	(75.1)	(33,582)	(21,057)	(12,525)	(59.5)
Income before taxes	$37,805	$15,990	$21,815	136.4%	$59,410	$30,626	$28,784	94.0%
•U.S. Regions: the increase is primarily due to the increase in revenues described above, partially offset by higher salaries and benefits and other expenses.
•U.S. Federal: the increase for three months ended June 30, 2022 is primarily due to increased revenues and the decrease for the six months ended June 30, 2022 is primarily due to the decrease in revenues described above.
•Canada: the increase is primarily due to the increase in revenue described above, partially offset by higher salaries and benefits.
•Alternative Fuels: the increase is primarily due to higher revenues noted above, partially offset by increased interest expenses.
•All Other: the increase is primarily due to the increase in revenues described above.

•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher net salaries and benefit costs, insurance costs, and interest expenses.

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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for our SCE battery storage project
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations through at least August 2023 and thereafter. We funded a significant portion of the contract expenditures for our SCE battery storage project during the six months ended June 30, 2022. However, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital requirements during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the evolution of the COVID-19 pandemic, the duration of supply challenges, and the rate and duration of the inflationary pressures. For example, recent increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past couple of quarters, ensuring that our assets in development continue to align with our hurdle rates.
Sources of Liquidity
Senior Secured Credit Facility
On March 4, 2022, we entered into the fifth amended and restated senior secured credit facility, which increased the aggregate amount of total commitments from $245.0 million to $495.0 million. This amendment increased the aggregate amount of the revolving commitments from $180.0 million to $200.0 million, increased the existing term loan A to $75.0 million, and extended the maturity date of the revolving commitment and term loan A from June 28, 2024 to March 4, 2025. In addition, it added a delayed draw term loan A for up to $220.0 million through a September 4, 2023 maturity date, increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.50 for the quarter ended March 31, 2022; 4.25 for the quarter ending June 30, 2022, 4.00 for the quarters ending September 30, 2022 and December 31, 2022; and 3.50 thereafter. The amendment also specified the debt service coverage ratio to be less than 1.5 and increased our limit under an energy conversation project financing to $650.0 million, which provides us with flexibility to grow our federal business further. As of June 30, 2022, the balance on the senior secured term loans was $275.0 million, the balance on the senior secured revolving credit facility was $165.0 million, and we had funds available of $19.6 million.
On June 9, 2022, we entered into the first amendment to the fifth amended and restated senior secured credit facility, which increased the maximum indebtedness incurred under an energy conservation project financing from $650.0 million to $725.0 million from and after April 1, 2022 to and including December 30, 2022.
Project Financing - Non-recourse Revolvers, Loans and Financing Facilities
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc.

During the six months ended June 30, 2022, we received gross proceeds from these non-recourse financings of $32.9 million. At June 30, 2022, the balance outstanding on our non-recourse debt was $358.0 million and approximately $380.1 million remained available under these lending commitments, which expire at various dates from July 2022 through July 2024. Approximately $11.5 million of this lending commitment expired July 15, 2022. We expect to renew this commitment before the end of fiscal year 2022. See Notes 6. “Leases” and 7. “Debt and Financing Lease Liabilities” for additional details.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In Thousands)	2022	2021	$ Change
Cash flows from operating activities	$(307,843)	$(96,483)	$(211,360)
Cash flows from investing activities	(132,287)	(105,751)	(26,536)
Cash flows from financing activities	465,674	196,924	268,750
Effect of exchange rate changes on cash	(1,291)	315	(1,606)
Total net cash flows	$24,253	$(4,995)	$29,248
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
Cash Flows from Operating Activities
Our cash flows from operating activities decreased from the same period last year primarily due to an increase of $349.7 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project and a $59.6 million increase in accounts receivable, which were partially offset by increases of $149.7 million in accounts payable, accrued expenses and other current liabilities and $21.9 million in net income when compared to the prior year period.
Cash Flows from Investing Activities
During the six months ended June 30, 2022 we made capital investments of $124.9 million in new energy assets and $4.8 million in major maintenance of energy assets, compared to $97.9 million and $6.4 million, respectively, in 2021.
We currently plan to invest approximately $90 million to $140 million in additional capital expenditures during the remainder of 2022, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the six months ended June 30, 2022 were net proceeds from long-term debt of $305.2 million, net proceeds received from Federal ESPC projects and energy assets of $126.4 million, and net proceeds from our senior secured revolver of $120.0 million, partially offset by payments on long-term debt of $101.0 million.
Our primary sources of financing for the six months ended June 30, 2021 were net proceeds from our equity offering of $120.1 million, net proceeds received from Federal ESPC projects and energy assets of $70.0 million, net proceeds from long-term debt financings of $64.9 million, partially offset by net payments from our senior secured credit facility of $28.1 million, and payments on long-term debt of $33.7 million.
We currently plan additional project financings of approximately $140 million to $190 million during the remainder of 2022 to fund the construction or the acquisition of new renewable energy plants as discussed above.
Critical Accounting Estimates
Preparing our condensed consolidated financial statements in accordance with GAAP involves us making estimates and assumptions that affect reported amounts of assets and liabilities, net sales and expenses, and related disclosures in the accompanying notes at the date of our financial statements. We base our estimates on historical experience, industry and market trends, and on various other assumptions that we believe to be reasonable under the circumstances. However, by their nature, estimates are subject to various assumptions and uncertainties, and changes in circumstances could cause actual results to differ from these estimates, sometimes materially.
Income Taxes
We have reviewed all tax positions taken as of June 30, 2022 and there were no additional uncertain tax positions taken during the three months ended June 30, 2022. We believe our current tax reserves are adequate to cover all known tax uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2021 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report, or the evaluation date. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP implementation, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting.
Except as disclosed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations, and claims. Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims against us, we do not believe that any currently pending or threatened legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.
For additional information about certain proceedings, please refer to Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K and Part II, Item 1A. “Risk Factors” of our Q1 2022 Form 10-Q.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2021 Form 10-K as supplemented and updated in Part II, Item 1A. “Risk Factors” of our Q1 2022 Form 10-Q are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended June 30, 2022. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of June 30, 2022, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 1 to Fifth Amended and Restated Credit Agreement dated as of June 9, 2022 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), BOFA Securities, Inc. as sole lead arranger and sole bookrunner and Bank of America, N.A. as administrative agent.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	August 2, 2022	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)