Form 10-Q
period 2022-09-30
Ameresco, Inc.
filed 2022-11-01
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 28, 2022
Class A Common Stock, $0.0001 par value per share	33,914,193
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	40
Signatures	41

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$122,537	$50,450
Restricted cash (1)	24,403	24,267
Accounts receivable, net of allowance of $2,362 and $2,266, respectively (1)	219,817	161,970
Accounts receivable retainage, net	42,456	43,067
Costs and estimated earnings in excess of billings (1)	628,529	306,172
Inventory, net	13,095	8,807
Prepaid expenses and other current assets (1)	21,980	25,377
Income tax receivable	4,116	5,261
Project development costs, net	16,062	13,214
Total current assets (1)	1,092,995	638,585
Federal ESPC receivable	726,679	557,669
Property and equipment, net (1)	14,772	13,117
Energy assets, net (1)	1,032,809	856,531
Deferred income tax assets, net	3,357	3,703
Goodwill, net	70,118	71,157
Intangible assets, net	5,089	6,961
Operating lease assets (1)	37,952	41,982
Restricted cash, non-current portion (1)	16,618	12,337
Other assets (1)	37,654	22,779
Total assets (1)	$3,038,043	$2,224,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$301,247	$78,934
Accounts payable (1)	411,371	308,963
Accrued expenses and other current liabilities (1)	95,268	43,311
Current portions of operating lease liabilities (1)	6,129	6,276
Billings in excess of cost and estimated earnings	43,173	35,918
Income taxes payable	3,072	822
Total current liabilities (1)	860,260	474,224
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	511,621	377,184
Federal ESPC liabilities	706,933	532,287
Deferred income tax liabilities, net	10,542	3,871
Deferred grant income	7,716	8,498
Long-term operating lease liabilities, net of current portion (1)	31,142	35,135
Other liabilities (1)	47,212	43,176
Commitments and contingencies (Note 9)
Redeemable non-controlling interests, net	48,077	46,182
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2022 and December 31, 2021 of $151,877 and $124,454, respectively. Includes non-recourse liabilities of consolidated VIEs at September 30, 2022 and December 31, 2021 of $33,413 and $31,125, respectively. See Note 12.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2022	December 31, 2021
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,015,988 shares issued and 33,914,193 shares outstanding at September 30, 2022, 35,818,104 shares issued and 33,716,309 shares outstanding at December 31, 2021	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	299,487	283,982
Retained earnings	515,642	438,732
Accumulated other comprehensive loss, net	(5,650)	(6,667)
Treasury stock, at cost, 2,101,795 shares at September 30, 2022 and December 31, 2021	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	797,696	704,264
Non-controlling interest	16,844	—
Total stockholders’ equity	814,540	704,264
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$3,038,043	$2,224,821

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$441,296	$273,682	$1,492,695	$799,804
Cost of revenues	361,740	214,869	1,263,458	640,760
Gross profit	79,556	58,813	229,237	159,044
Selling, general and administrative expenses	40,618	35,168	118,559	95,651
Operating income	38,938	23,645	110,678	63,393
Other expenses, net	7,546	4,557	19,876	13,679
Income before income taxes	31,392	19,088	90,802	49,714
Income tax provision (benefit)	3,657	(1,192)	10,896	(883)
Net income	27,735	20,280	79,906	50,597
Net income attributable to redeemable non-controlling interests	(344)	(2,857)	(2,915)	(8,345)
Net income attributable to common shareholders	$27,391	$17,423	$76,991	$42,252

Net income per share attributable to common shareholders:
Basic	$0.53	$0.34	$1.48	$0.83
Diluted	$0.51	$0.33	$1.44	$0.81
Weighted average common shares outstanding:
Basic	51,869	51,464	51,810	50,599
Diluted	53,297	52,839	53,252	52,013

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2022	2021
Net income	$27,735	$20,280
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax effect of $602 and $131	1,757	436
Foreign currency translation adjustments	(3,053)	(1,118)
Total other comprehensive loss	(1,296)	(682)
Comprehensive income	26,439	19,598

Comprehensive income attributable to redeemable non-controlling interests	(344)	(2,857)
Comprehensive income attributable to common shareholders	$26,095	$16,741

	Nine Months Ended September 30,
	2022	2021
Net income	$79,906	$50,597
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax effect of $2,050 and $662	6,033	2,081
Foreign currency translation adjustments	(5,016)	(227)
Total other comprehensive income	1,017	1,854
Comprehensive income	80,923	52,451

Comprehensive income attributable to redeemable non-controlling interests	(2,915)	(8,345)
Comprehensive income attributable to common shareholders	$78,008	$44,106

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2022 and 2021
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Non-controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2021	$46,003	33,382,331	$3	18,000,000	$2	$270,955	$393,157	$(6,754)	2,101,795	$(11,788)	$—	$645,575
Equity offering cost adjustment		—				3						3
Exercise of stock options	—	177,129	—	—	—	1,619	—	—	—	—	—	1,619
Stock-based compensation expense	—	—	—	—	—	2,166	—	—	—	—	—	2,166
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	436	—	—	—	436
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,118)	—	—	—	(1,118)
Distributions to redeemable non-controlling interests	(180)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	—	2,759
Net income	2,857	—	—	—	—	—	17,423	—	—	—	—	17,423
Balance, September 30, 2021	$44,948	33,559,460	$3	18,000,000	$2	$277,502	$410,553	$(7,436)	2,101,795	$(11,788)	$—	$668,836

Balance, June 30, 2022	$47,918	33,833,893	$3	18,000,000	$2	$294,240	$488,278	$(4,354)	2,101,795	$(11,788)	$15,186	$781,567
Exercise of stock options	—	80,300	—	—	—	1,616	—	—	—	—	—	1,616
Stock-based compensation expense	—	—	—	—	—	3,631	—	—	—	—	—	3,631
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	1,757	—	—	—	1,757
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,053)	—	—	—	(3,053)
Distributions to redeemable non-controlling interests	(212)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	1,658	1,658
Net income	344	—	—	—	—	—	27,391	—	—	—	—	27,391
Balance, September 30, 2022	$48,077	33,914,193	$3	18,000,000	$2	$299,487	$515,642	$(5,650)	2,101,795	$(11,788)	$16,844	$814,540
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Non-controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	$145,496	$368,390	$(9,290)	2,101,795	$(11,788)	$—	$492,813
Equity offering of common stock, net of offering costs of $6,416	—	2,875,000	—	—	—	120,084	—	—	—	—	—	120,084
Exercise of stock options	—	444,509	—	—	—	4,230	—	—	—	—	—	4,230
Stock-based compensation expense	—	—	—	—	—	4,280	—	—	—	—	—	4,280
Employee stock purchase plan	—	15,297	—	—	—	653	—	—	—	—	—	653
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Foreign currency translation adjustment	—	—	—	—	—	—	—	(227)	—	—	—	(227)
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $65	2,251	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(828)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	89	—	—	—	—	—	(89)	—	—	—	—	(89)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	—	2,759
Net income	8,345	—	—	—	—	—	42,252	—	—	—	—	42,252
Balance, September 30, 2021	$44,948	33,559,460	$3	18,000,000	$2	$277,502	$410,553	$(7,436)	2,101,795	$(11,788)	$—	$668,836

Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	$(6,667)	2,101,795	$(11,788)	$—	$704,264
Exercise of stock options	—	180,888	—	—	—	3,482	—	—	—	—	—	3,482
Stock-based compensation expense	—	—	—	—	—	10,837	—	—	—	—	—	10,837
Employee stock purchase plan	—	16,996	—	—	—	948	—	—	—	—	—	948
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	6,033	—	—	—	6,033
Foreign currency translation adjustment	—	—	—	—	—	—		(5,016)	—	—	—	(5,016)
Distributions to redeemable non-controlling interests	(863)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	81	—	—	—	—	—	(81)	—	—	—	—	(81)
Investment fund call option exercise	(238)	—	—	—	—	238	—	—	—	—	—	238
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	16,844	16,844
Net income	2,915	—	—	—	—	—	76,991	—	—	—	—	76,991
Balance, September 30, 2022	$48,077	33,914,193	$3	18,000,000	$2	$299,487	$515,642	$(5,650)	2,101,795	$(11,788)	$16,844	$814,540
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$79,906	$50,597
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	36,911	31,449
Depreciation of property and equipment	2,057	2,397
Net increase in fair value of contingent consideration	814	—
Accretion of ARO liabilities	108	90
Amortization of debt discount and debt issuance costs	2,869	2,085
Amortization of intangible assets	1,462	241
Provision for bad debts	363	29
Loss on disposal / impairment of long-lived assets	888	1,901
Equity in earnings of unconsolidated entity	(1,477)	(128)
Net (gain) loss from derivatives	(225)	1,892
Stock-based compensation expense	10,837	4,280
Deferred income taxes, net	4,927	(1,834)
Unrealized foreign exchange loss	466	124
Changes in operating assets and liabilities:
Accounts receivable	(47,257)	27,721
Accounts receivable retainage	225	(9,214)
Federal ESPC receivable	(180,249)	(187,984)
Inventory, net	(4,287)	246
Costs and estimated earnings in excess of billings	(325,057)	(22,166)
Prepaid expenses and other current assets	864	3,771
Project development costs	(823)	15
Other assets	(10,254)	(3,467)
Accounts payable, accrued expenses and other current liabilities	143,026	(17,677)
Billings in excess of cost and estimated earnings	7,802	(5,856)
Other liabilities	(436)	(155)
Income taxes receivable, net	3,371	5,299
Cash flows from operating activities	(273,169)	(116,344)
Cash flows from investing activities:
Purchases of property and equipment	(3,981)	(2,133)
Capital investment in new energy assets	(182,119)	(141,253)
Capital investment in major maintenance of energy assets	(16,106)	(6,714)
Loans to joint venture investments	(458)	—
Cash flows from investing activities	(202,664)	(150,100)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$—	$120,084
Payments of debt discount and debt issuance costs	(2,885)	(2,650)
Proceeds from exercises of options and ESPP	4,430	4,883
Proceeds from (payments on) senior secured revolving credit facility, net	139,000	(38,073)
Proceeds from long-term debt financings	331,086	118,160
Proceeds from Federal ESPC projects	173,865	114,185
Proceeds for (payments on) energy assets from Federal ESPC	7,675	(174)
Investment fund call option exercise	—	(1,000)
Contributions from non-controlling interest	13,148	—
(Distributions to) proceeds from redeemable non-controlling interests, net	(784)	1,468
Payments on long-term debt and financing leases	(111,341)	(55,616)
Cash flows from financing activities	554,194	261,267
Effect of exchange rate changes on cash	(1,857)	118
Net increase (decrease) in cash, cash equivalents, and restricted cash	76,504	(5,059)
Cash, cash equivalents, and restricted cash, beginning of period	87,054	98,837
Cash, cash equivalents, and restricted cash, end of period	$163,558	$93,778

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,658	$12,974
Cash paid for income taxes	$3,728	$1,940
Non-cash Federal ESPC settlement	$395	$67,286
Accrued purchases of energy assets	$52,744	$28,046
Non-cash contributions from non-controlling interest	$3,696	$—

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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results which may be expected for the full year. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in our annual report on Form 10-K (“2021 Form 10-K”) for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Significant Risks and Uncertainties
The COVID-19 pandemic and other global factors have continued to result in global supply chain disruptions, certain governmental travel and other restrictions, and inflationary pressures.
We have considered the impact of COVID-19 and general global economic conditions on the assumptions and estimates used, which may change in response to this evolving situation. Results of future operations and liquidity could be adversely impacted by a number of factors including supply chain disruptions, varying levels of inflation, payments of outstanding receivable amounts beyond normal payment terms, workforce disruptions, and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, we cannot reasonably estimate the extent to which the COVID-19 pandemic and macroeconomic conditions may impact our financial condition, liquidity, or results of operations in the foreseeable future. The ultimate impact of the pandemic and general global economic conditions on our business is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the pandemic subsides.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2021 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for credit losses, beginning of period	$2,262	$2,311	$2,263	$2,266
Provision for bad debts	119	23	363	29
Account write-offs and other	(19)	(28)	(264)	11
Allowance for credit losses, end of period	$2,362	$2,306	$2,362	$2,306

Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however, the guidance will only be available until December 31, 2024. We are currently evaluating the impact

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
that adopting this new accounting standard would have on our condensed consolidated financial statements and related disclosures.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and nine months ended September 30, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$251,338	$83,878	$8,788	$—	$7,527	$351,531
O&M revenue	5,936	13,524	10	2,251	133	21,854
Energy assets	11,892	1,570	1,264	26,956	—	41,682
Integrated-PV	—	—	—	—	13,616	13,616
Other	2,040	152	2,304	214	7,903	12,613
Total revenues	$271,206	$99,124	$12,366	$29,421	$29,179	$441,296

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$91,366	$82,967	$8,339	$—	$11,344	$194,016
O&M revenue	$5,957	$11,787	$—	$2,167	$93	20,004
Energy assets	$9,796	$1,804	$1,409	$26,070	$155	39,234
Integrated-PV	$—	$—	$—	$—	$10,439	10,439
Other	$592	$98	$1,910	$1	$7,388	9,989
Total revenues	$107,711	$96,656	$11,658	$28,238	$29,419	$273,682

The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$928,616	$231,945	$32,899	$—	$40,595	$1,234,055
O&M revenue	16,473	39,186	32	7,361	319	63,371
Energy assets	34,163	4,734	3,512	80,513	111	123,033
Integrated-PV	—	—	—	—	37,239	37,239
Other	3,859	333	7,556	—	23,249	34,997
Total revenues	$983,111	$276,198	$43,999	$87,874	$101,513	$1,492,695
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2021:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$269,021	$250,130	$24,647	$—	$27,166	$570,964
O&M revenue	15,775	34,969	26	7,061	253	58,084
Energy assets	28,656	3,839	3,727	72,861	381	109,464
Integrated-PV	—	—	—	—	30,313	30,313
Other	1,526	130	5,776	109	23,438	30,979
Total revenues	$314,978	$289,068	$34,176	$80,031	$81,551	$799,804

The following table presents information related to our revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage of revenue recognized over time	95%	93%	96%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$421,939	$250,441	$1,409,210	$736,986
Canada	11,416	10,832	40,429	31,658
Other	7,941	12,409	43,056	31,160
Total revenues	$441,296	$273,682	$1,492,695	$799,804

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2022	December 31, 2021
Accounts receivable, net	$219,817	$161,970
Accounts receivable retainage, net	$42,456	$43,067

Contract Assets:
Costs and estimated earnings in excess of billings	$628,529	$306,172

Contract Liabilities:
Billings in excess of cost and estimated earnings	$43,173	$35,918
Billings in excess of cost and estimated earnings, non-current (1)	6,310	6,481
Total contract liabilities	$49,483	$42,399

	September 30, 2021	December 31, 2020
Accounts receivable, net	$112,893	$125,010
Accounts receivable retainage, net	$39,404	$30,189

Contract Assets:
Costs and estimated earnings in excess of billings	$213,468	$185,960

Contract Liabilities:
Billings in excess of cost and estimated earnings	$28,018	$33,984
Billings in excess of cost and estimated earnings, non-current (1)	6,795	6,631
Total contract liabilities	$34,813	$40,615

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the nine months ended September 30, 2022 was primarily due to revenue recognized of $1,168,996 offset by billings of $850,243. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2022, we billed customers $99,121 and recognized revenue of $99,424 that was previously included in the beginning balance of contract liabilities.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At September 30, 2022, we had contracted backlog of $2,179,085 of which approximately 29% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $5,614 and $2,632 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended September 30, 2022 and 2021, respectively. Project development costs of $11,594 and $7,725 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the nine months ended September 30, 2022 and 2021, respectively.
No impairment charges in connection with our project development costs were recorded during the three or nine months ended September 30, 2022 and 2021.
4. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Other	Total
Balance, December 31, 2021	$39,204	$3,981	$3,454	$—	$24,518	$71,157
Remeasurement period adjustment	389	—	—	—	—	389
Currency effects	—	—	(262)	—	(1,166)	(1,428)
Balance, September 30, 2022	$39,593	$3,981	$3,192	$—	$23,352	$70,118
Definite-lived intangible assets, net consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Gross carrying amount	$31,753	33,526
Less - accumulated amortization	(26,664)	(26,565)
Intangible assets, net	$5,089	$6,961
The table below sets forth amortization expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2022	2021	2022	2021
Customer contracts	Cost of revenues	$138	$—	$459	$—
All other intangible assets	Selling, general and administrative expenses	304	80	1,003	241
Total amortization expense		$442	$80	$1,462	$241

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
5. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	September 30, 2022	December 31, 2021
Energy assets (1)	$1,332,068	$1,120,712
Less - accumulated depreciation and amortization	(299,259)	(264,181)
Energy assets, net	$1,032,809	$856,531

(1) Includes financing lease assets (see Note 6), capitalized interest and Asset retirement obligations (“ARO”) assets (see tables below).
During the nine months ended September 30, 2022, we acquired a solar project for a cash payment of $3,553, which did not constitute a business in accordance with ASC 805-50, Business Combinations.
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2022	2021	2022	2021
Cost of revenues (2)	$12,933	$11,313	$36,911	$31,449

(2) Includes depreciation and amortization on financing lease assets (see Note 6).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capitalized interest	$3,877	$827	$7,785	$4,353

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	September 30, 2022	December 31, 2021
ARO assets, net	Energy assets, net	$2,390	$1,939

ARO liabilities, current	Accrued expenses and other current liabilities	$—	$6
ARO liabilities, non-current	Other liabilities	3,007	2,342
Total ARO liabilities		$3,007	$2,348

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense of ARO assets	$37	$30	$110	$83
Accretion expense of ARO liabilities	$36	$33	$108	$90

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
6. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease assets	$37,952	$41,982

Current portions of operating lease liabilities	$6,129	$6,276
Long-term portions of operating lease liabilities	31,142	35,135
Total operating lease liabilities	$37,271	$41,411
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	5.6%	5.7%

Financing Leases:
Energy assets	$29,891	$31,876

Current portions of financing lease liabilities	$2,517	$3,125
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	15,089	16,101
Total financing lease liabilities	$17,606	$19,226
Weighted-average remaining lease term	14 years	15 years
Weighted-average discount rate	12.1%	12.1%
The costs related to our leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Leases:
Operating lease costs	$1,890	$2,165	$6,244	$6,505

Financing Leases:
Amortization expense	691	532	1,578	1,597
Interest on lease liabilities	525	608	1,620	1,932

Total lease costs	$3,106	$3,305	$9,442	$10,034

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,948	$6,347
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities	$2,960	$6,544
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2022	$2,039	$2,443
2023	7,721	3,676
2024	6,494	2,565
2025	5,144	2,213
2026	2,986	2,054
Thereafter	28,524	19,812
Total minimum lease payments	52,908	32,763
Less: interest	15,637	15,157
Present value of lease liabilities	$37,271	$17,606
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of September 30, 2022 and relates to lease payments to be made over a 20-year period. We anticipate the criteria to be met by the end of this fiscal year, at which time we will record a ROU asset and ROU liability.
Sale-leasebacks
In March 2022, we entered into an amendment to our August 2018 long-term financing facility which extended the end date of the agreement from March 31, 2022 to June 30, 2022. In June 2022 and September 2022, we entered into additional amendments to this facility which further extended the end date of the agreement from June 30, 2022 to September 30, 2022 and from September 30, 2022 to June 30, 2023, respectively. We sold and leased back three energy assets for $9,751 in cash proceeds under this agreement during the nine months ended September 30, 2022. As of September 30, 2022, approximately $218,817 remained available under this lending commitment.
In March 2022 and September 2022, we entered into amendments to our December 2020 long-term financing facility which extended the end date of the agreement from December 31, 2021 to July 15, 2022 and from July 15, 2022 to December 31, 2022, respectively We sold and leased back four energy assets for $6,048 in cash proceeds under this facility during the nine months ended September 30, 2022. As of September 30, 2022, approximately $9,890 remained available under this lending commitment.
These transactions are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 7 for additional information.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 for each of the three months ended September 30, 2022 and 2021, and $171 for each of the nine months ended September 30, 2022 and 2021.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	September 30, 2022	December 31, 2021
Senior secured revolving credit facility (1)	$184,000	$45,000
Senior secured term loans	295,000	52,813
Non-recourse construction revolvers	34,662	31,698
Non-recourse term loans	194,293	218,136
Non-recourse long-term financing facilities (2)	103,417	104,615
Non-recourse financing lease liabilities (3)	17,606	19,226
Total debt and financing lease liabilities	828,978	471,488
Less: current maturities	301,247	78,934
Less: unamortized discount and debt issuance costs	16,110	15,370
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$511,621	$377,184

(1) At September 30, 2022, funds of $295 were available for borrowing under this facility.
(2) These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 6 for additional disclosures.
(3) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 6 for additional disclosures.
(4) As of September 30, 2022, we were in default on a non-recourse term loan with a balance of $1,422 for failure to meet the debt service coverage ratio of 1.2 to 1, however, a waiver for the fiscal quarter ended September 30, 2022 was received in October 2022.

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
We accounted for this amendment as a modification and at closing we incurred $2,048 in lenders fees which were reflected as debt discount and $352 in third party fees which were reflected as debt issuance costs. The unamortized debt discount and issuance costs of the previous agreement are being amortized over the remaining term of the amended agreement, with the exception of $96 of costs relating to a previous syndicated lender which did not participate in this amendment. These costs were expensed in other expenses, net during the nine months ended September 30, 2022.
On June 9, 2022, we entered into the first amendment to the fifth amended and restated senior secured credit facility, which increased the maximum indebtedness incurred under an energy conservation project financing from $650,000 to $725,000 from and after April 1, 2022, to and including December 30, 2022. For the three months ended September 30, 2022, our indebtedness under energy conservation project financings exceeded the limit of $725,000 by approximately $2,000. In October 2022, the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
lenders granted a waiver of this event of default caused by the violation of this covenant for the fiscal quarter ended September 30, 2022.
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
At closing, we incurred $103 in lender fees and debt issuance costs. In connection with the Shelf Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $1,088, which was recognized as a debt discount. See Note 11 for additional information.

Non-recourse Construction Revolvers
Construction Revolver, Commencement Date June 2020
On April 29, 2022, a wholly-owned subsidiary of ours executed a joinder agreement to the June 2020 construction revolver, which added it as an additional borrower under the master construction loan agreement. At closing, we borrowed $9,800 for a solar and storage project.
In June 2022, we entered into a fifth amendment to the June 2020 construction revolver to extend this facility from June 2022 to September 2022 and in September 2022 entered into a sixth amendment to extend this facility to June 2023. All remaining unpaid amounts outstanding under the facility are due at that time. As of September 30, 2022, $28,807 was outstanding under the June 2020 revolver and $71,193 was available for borrowing under this facility.
Construction Revolver, Commencement Date July 2020
As of September 30, 2022, $5,855 was outstanding and $24,145 was available for borrowing under the July 2020 construction revolver. On July 15, 2022, we signed an extension of this instrument through September 15, 2022 and on September 15, 2022 we signed another extension of the instrument through October 15, 2022, and on October 12, 2022, we amended and restated the construction loan agreement to extend the maturity date through January 31, 2023.
Non-recourse Term Loan
See Note 18. Subsequent Events for information about a refinancing that occurred on October 26, 2022.
8. INCOME TAXES
We recorded a provision (benefit) for income taxes of $3,657 and $(1,192) for the three months ended September 30, 2022 and 2021, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a provision of 11.6% for the three months ended September 30, 2022, compared to a benefit of 6.2% of estimated effective annualized tax rate for the three months ended September 30, 2021.
We recorded a provision (benefit) for income taxes of $10,896 and $(883) for the nine months ended September 30, 2022 and 2021, respectively. The estimated effective annualized tax rate impacted by the period discrete items is 12.0% for the nine months ended September 30, 2022, compared to a benefit of 1.8% of estimated effective annualized tax rate for the nine months ended September 30, 2021.
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
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2021	$900
Balance, September 30, 2022	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $440 at September 30, 2022 and December 31, 2021 (net of the federal benefit on state amounts).
9. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” During the nine months ended September 30, 2022, we entered into a settlement agreement and the net settlement was paid during the nine months ended September 30, 2022. In addition, we reversed the loss recovery from insurance proceeds during this same period.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitment as a Result of an Acquisition
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 5 years from the acquisition date. The fair value decreased from $678 at December 31, 2021 to $358 at September 30, 2022 and is included in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2021. At September 30, 2022, the fair value of the contingent consideration was increased to $3,000 and is included in other liabilities on the consolidated balance sheets. A payment of $275 was made during the nine months ended September 30, 2022.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2022	December 31, 2021
Assets:
Interest rate swap instruments	2	$5,578	$919
Total assets		$5,578	$919
Liabilities:
Interest rate swap instruments	2	$27	$6,316
Commodity swap instruments	2	4,990	1,962
Make-whole provisions	2	5,459	4,800
Contingent consideration	3	3,358	2,838
Total liabilities		$13,834	$15,916
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	September 30, 2022	December 31, 2021
Contingent consideration liability balance at the beginning of period	$2,838	$678
Contingent consideration issued in connection with acquisition	—	2,160
Changes in fair value included in earnings	814	—
Payment of contingent consideration	(275)	—
Remeasurement period adjustment	(19)	—
Contingent consideration liability balance at the end of period	$3,358	$2,838
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of September 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$784,429	$795,262	$442,429	$436,892
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the nine months ended September 30, 2022 and the year ended December 31, 2021.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of September 30, 2022 or December 31, 2021.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		September 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,794	$—
Interest rate swap contracts	Other liabilities	$27	$6,316
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$3,784	$919
Commodity swap contracts	Other liabilities	$4,990	$1,962
Make-whole provisions	Other liabilities	$5,459	$4,800
As of September 30, 2022 and December 31, 2021, all but four of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$185	$528	$1,026	$1,573
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(844)	$(63)	$(2,865)	$(842)
Commodity swap contracts	Other expenses, net	$514	$2,409	3,028	3,907
Make-whole provisions	Other expenses, net	$(450)	$(1,679)	(388)	(1,173)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Nine Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the period	$(4,733)
Unrealized gain recognized in AOCI	5,007
Loss reclassified from AOCI to other expenses, net	1,026
Gain on derivatives	6,033
Accumulated loss in AOCI at the end of the period	$1,300

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of September 30, 2022:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
2.75-Year, 0.41% Fixed	December 2020	September 2023	$26,250	Not Designated

Active Commodity Swaps	Effective Date	Expiration Date	Initial Notional Amount (Volume)	Commodity Measurement	Status
3.5-Year, $2.65 MMBtu Fixed	December 2020	June 2024	3,296,160	MMBtus	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$744
Make-whole provisions	Liability	August 2016	April 2031	$77
Make-whole provisions	Liability	April 2017	February 2034	$57
Make-whole provisions	Liability	November 2020	December 2027	$63
Make-whole provisions	Liability	October 2011	May 2028	$20
Make-whole provisions	Liability	May 2021	April 2045	$196
Make-whole provisions	Liability	July 2021	March 2046	$3,304
Make-whole provisions	Liability	June 2022	March 2042	$998

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	September 30,	December 31,
	2022 (1)	2021 (1)
Cash and cash equivalents	$1,768	$4,915
Restricted cash	1,573	822
Accounts receivable, net	50	656
Costs and estimated earnings in excess of billings	3,292	1,421
Prepaid expenses and other current assets	89	151
Total VIE current assets	6,772	7,965
Property and equipment, net	1,346	1,266
Energy assets, net	136,849	108,498
Operating lease assets	6,130	6,271
Restricted cash, non-current portion	744	418
Other assets	36	36
Total VIE assets	$151,877	$124,454
Current portions of long-term debt and financing lease liabilities	$2,097	$2,210
Accounts payable	1,964	47
Accrued expenses and other current liabilities	1,799	643
Current portions of operating lease liabilities	156	142
Total VIE current liabilities	6,016	3,042
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	19,971	20,952
Long-term operating lease liabilities, net of current portion	6,589	6,558
Other liabilities	837	573
Total VIE liabilities	$33,413	$31,125

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 13 for additional information on the call and put options related to our investment funds.
Non-controlling Interest
Non-controlling interest represents the equity owned by the other joint venture member of a consolidated joint venture. During the nine months ended September 30, 2022, the other joint venture member contributed $16,844 to this joint venture which was formed for a specific project. The joint venture did not generate any earnings or losses during the nine months ended September 30, 2022.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in operating income on the condensed consolidated statements of income.
We entered into one joint venture in late December 2021, therefore, the activity for the year ended December 31, 2021 was not material. Our results for the three and nine months ended September 30, 2022 include activity for this joint venture in the table below.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

			As of
			September 30, 2022	December 31, 2021
Equity method investments			$10,655	$9,206

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings recognized	$488	$25	$1,477	$128

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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both September 30, 2022 and December 31, 2021 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
14. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$27,391	$17,423	$76,991	$42,252
Adjustment for accretion of tax equity financing fees	(27)	(27)	(81)	(89)
Income attributable to common shareholders	$27,364	$17,396	$76,910	$42,163
Denominator:
Basic weighted-average shares outstanding	51,869	51,464	51,810	50,599
Effect of dilutive securities:
Stock options	1,428	1,375	1,442	1,414
Diluted weighted-average shares outstanding	53,297	52,839	53,252	52,013
Net income per share attributable to common shareholders:
Basic	$0.53	$0.34	$1.48	$0.83
Diluted	$0.51	$0.33	$1.44	$0.81

Potentially dilutive shares (1)	1,262	993	1,087	1,429

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
15. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$3,631	$2,166	$10,837	$4,280
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2022, there was $47,851 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
Stock Option Grants
During the nine months ended September 30, 2022, we granted 1,586 common stock options to certain employees under our 2020 Stock Incentive Plan, which have a contractual life of ten years and vest over a five-year period. We did not grant awards to individuals who were not either an employee or director of ours during the nine months ended September 30, 2022 and 2021.
16. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and nine months ended September 30, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended September 30, 2022
Revenues	$271,206	$99,124	$12,366	$29,421	$29,179	$441,296
Gain on derivatives	(329)	—	(121)	(330)	—	(780)
Interest expense, net of interest income	1,694	306	196	2,589	(48)	4,737
Depreciation and amortization of intangible assets	5,300	1,219	420	6,391	199	13,529
Unallocated corporate activity	—	—	—	—	—	(18,971)
Income before taxes, excluding unallocated corporate activity	26,349	15,726	191	4,993	3,104	50,363

Three Months Ended September 30, 2021
Revenues	$107,711	$96,656	$11,658	$28,238	$29,419	$273,682
(Gain) loss on derivatives	(1,392)	—	(286)	2,345	—	667
Interest expense, net of interest income	1,621	324	233	1,834	92	4,104
Depreciation and amortization of intangible assets	3,947	1,237	493	5,669	357	11,703
Unallocated corporate activity	—	—	—	—	—	(11,547)
Income before taxes, excluding unallocated corporate activity	10,499	15,150	270	3,595	1,121	30,635

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Nine Months Ended September 30, 2022
Revenues	$983,111	$276,198	$43,999	$87,874	$101,513	$1,492,695
(Gain) loss on derivatives	(363)	—	(25)	163	—	(225)
Interest expense, net of interest income	5,219	927	731	6,572	(73)	13,376
Depreciation and amortization of intangible assets	15,876	3,677	1,297	17,458	729	39,037
Unallocated corporate activity	—	—	—	—	—	(52,553)
Income before taxes, excluding unallocated corporate activity	77,407	36,623	1,482	18,891	8,952	143,355

Nine Months Ended September 30, 2021
Revenues	$314,978	$289,068	$34,176	$80,031	$81,551	$799,804
(Gain) loss on derivatives	(1,021)	—	(152)	3,065	—	1,892
Interest expense, net of interest income	4,517	971	653	3,651	328	10,120
Depreciation and amortization of intangible assets	11,375	3,386	1,393	15,467	1,097	32,718
Unallocated corporate activity	—	—	—	—	—	(32,666)
Income before taxes, excluding unallocated corporate activity	21,456	38,262	1,005	17,083	4,574	82,380
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Gain) loss on derivatives	$(780)	$667	$(225)	$1,892
Interest expense, net of interest income	7,173	3,981	18,220	10,031
Amortization of debt discount and debt issuance costs	833	607	2,869	2,085
Foreign currency transaction loss (gain)	318	317	1,032	682
Government incentives	2	(1,015)	(2,020)	(1,011)
Other expenses, net	$7,546	$4,557	$19,876	$13,679
18. SUBSEQUENT EVENTS
On October 26, 2022, one of our subsidiaries entered into a loan agreement with a new lender under a non-recourse credit facility, refinancing a previous non-recourse credit facility originally signed on October 23, 2020, for a principal amount of up to $50,000 which was scheduled to expire March 31, 2026.
The refinanced loan is scheduled to mature on October 26, 2037, provides a principal amount of up to $125,000 and bears interest at a rate of 6.50% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.25% “IRR” on funds borrowed under the facility, or the facility discharge date on October 26, 2047. The principal and interest payments are due in quarterly installments based on an five-year amortization schedule with the principal payments being adjusted based on the distributable cash flows from the three renewable natural gas projects owned and operated by the project companies. No up-front, commitment or structuring fees were payable on the credit facility. The obligations under the loan are guaranteed by all the related subsidiaries and are secured by the subsidiaries’ assets as well as our equity interest in the signing subsidiary. Borrowings under the credit facility are otherwise non-recourse to Ameresco.
At the closing, we drew down $80,000 under this facility, approximately $26,500 of which was used to repay all amounts outstanding under the prior loan and the remainder was used to terminate swap obligations, pay transaction costs, make permitted distributions to Ameresco and for the project companies' working capital needs. The facility allows two additional draws, subject to certain conditions, up to the remaining principal amount, to be used to make distributions to Ameresco.
In October 2022, we terminated an interest rate swap and a commodity swap prior to their maturities related to the above refinancing. These swap terminations will result in a settlement gain of $694 and have no impact on the other derivatives that are designated as hedging instruments.
In October 2022, we entered into an arrangement with a lender to provide advances to us during the construction and operation of a certain project in exchange for our assignment to the lender of our rights to the long-term receivables arising from the energy conservation measures that we will own related to such project. The financing totals $18,318 with a final payment date of August 1, 2054, and we drew down $856 as of October, 31, 2022.

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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. In December 2021, we completed the acquisition of Plug Smart, an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems. This acquisition allowed us to expand our existing pipeline and solution offerings in the smart buildings sector. The pro forma effects of this acquisition were not material to our operations for the fiscal periods presented.

Key Factors and Trends
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage systems (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. The SCE Agreement requires substantial completion of all facilities, subject to extension for specified force majeure events and customer-caused delays, to be completed no later than August 1, 2022 (the “Guaranteed Completion Date”). If we fail to meet the Guaranteed Completion Date at any of the facilities, we may be required to pay liquidated damages up to an aggregate maximum of $89 million, and under certain circumstances SCE may have a right to terminate the agreement. We have also provided availability and capacity guarantees under the SCE Agreement, failure of which entitles the customer to liquidated damages. Under the SCE Agreement, the occurrence of force majeure events, including certain COVID-related delays, results in extensions of required completion deadlines without liquidated damages and an increase in the contract price, subject to the party claiming a force majeure event being in compliance with its contractual obligations. As previously disclosed, we have made force majeure claims under the agreement as battery supply delays resulting from COVID-19 lockdowns in several regions around China, newly implemented Chinese transportation safety policies and related supply chain delays impacted our ability to achieve the Guaranteed Completion Date on August 1, 2022.
Despite these delays, the SCE projects continued to progress during the quarter ended September 30, 2022, with all battery cells and containers on site and early commissioning steps underway. SCE recently instructed us to adjust the project schedule into 2023. Under the terms of the SCE Agreement, we are entitled to recover costs associated with this SCE requested change. We are working with SCE to analyze and estimate these costs. We are also continuing discussions with SCE regarding the applicability and scope of any force majeure relief based on the force majeure notices we have delivered to SCE and the impact the schedule adjustments requested by SCE may have on the overall project schedule and our force majeure claims.
Considering the schedule adjustments requested by SCE and the delays disclosed earlier, we anticipate the projects to be in service and achieve substantial completion prior to the summer of 2023. However, we expect a majority of our revenues under this contract to be recognized in 2022 based upon expected costs incurred in 2022 relative to total expected costs on this project.
COVID-19, Supply Chain Disruptions, and Other Global Factors
We continue to monitor the impact of COVID-19 and general global economic conditions on our operations, financial results, and liquidity. The impact to our future operations and results, however, remains uncertain and will depend on a number of factors, including, but not limited to, the emergence and spread of more transmissible variants, the overall duration and severity of the pandemic, and its impact on the global economy, our customers, and business and workforce disruptions. Infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic that may persist, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays as well as shortage of certain components needed for our business, such as lithium-ion battery cells, semiconductors, and other components required for our clean energy solutions.
During the three and nine months ended September 30, 2022, we were impacted by supply chain disruptions and varying levels of inflation, as a result of COVID-19 and macroeconomic conditions, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, including those pursuant to the SCE Agreement, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the three and nine months ended September 30, 2022. We expect the trends of supply challenges and inflationary pressures to continue for the remainder of this year and thereafter. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions. For example, in April 2022, we entered into a framework agreement term sheet with a battery manufacturer for the purchase and sale of BESS equipment for our BESS projects at committed amounts and agreed upon delivery dates for a period of several years. The purchase and sale commitment covers BESS equipment to be used for our BESS projects and assets. In connection with entering into the term sheet, we paid a $10 million deposit which will be credited against our future equipment purchases.
On April 1, 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation to determine whether imports of crystalline silicon photovoltaic cells and modules which are manufactured in Cambodia, Thailand, Vietnam, or Malaysia using components from China are circumventing existing anti-dumping (“ADD”) and countervailing duties (“CVD”) on solar cells and modules from China. The full investigation is estimated to take 365 days. In June 2022 President Biden announced an executive action which guaranteed that any duties that could be levied as a result of this investigation, will not be imposed on imports by

U.S importers between June 2022 and June 2024. Based on this action, and as we have an existing inventory of solar panels from a large purchase several years ago, we do not expect that this investigation will have a material impact on our business in the near term. However, any resulting duties imposed may disrupt the solar panel supply chain, increase the cost for solar cells and panels, and ultimately impact the demand for clean energy solutions. We are closely monitoring the investigation and any regulations issued by Commerce.
The Inflation Reduction Act (“IRA”) was signed into law by President Biden on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the Investment Tax Credit (“ITC”) and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry, however, we are continuing to evaluate the overall impact and applicability of the IRA to our current and planned projects, and we may experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA.
Climate Change and Effects of Seasonality
The global energy challenges and emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception, and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. For example, we have taken advantage of Investment Tax Credits for certain of our projects. See “Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business” in Item 1A, Risk Factors of our Q1 2022 Form 10-Q and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors of our 2021 Form 10-K.
Climate change also brings risks, as the impacts have caused us to experience more frequent and severe weather interferences, and this trend may continue. We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, and climates that experience extreme weather events, such as wildfires, storms or flooding, hurricanes, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year, however, this may become harder to predict with the potential effects of climate change. As a result of such fluctuations, we may occasionally experience declines in revenues or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control.
Stock-based Compensation
During the nine months ended September 30, 2022, we granted 1,585,500 common stock options to certain employees under our 2020 Stock Incentive Plan. As a result, our unrecognized stock-based compensation expense increased from $41.1 million at December 31, 2021 to $47.9 million at September 30, 2022 and is expected to be recognized over a weighted-average period of three years. See Note 15 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of September 30,
(In Thousands)	2022	2021
Project Backlog
Fully-contracted backlog	$933,295	$778,320
Awarded, not yet signed customer contracts	1,693,480	1,585,470
Total project backlog	$2,626,775	$2,363,790
12-month project backlog	$557,830	$551,570

O&M Backlog
Fully-contracted backlog	$1,245,790	$1,115,420
12-month O&M backlog	$79,150	$66,250
Our $892 million SCE Agreement was entered into in October 2021 and increased our fully-contracted backlog at September 30, 2022 compared to September 30, 2021, however, we expect the majority of our revenues under this contract to be recognized in 2022.
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.5 billion, which includes $79.8 million attributable to a non-controlling interest at September 30, 2022, and $1.2 billion at September 30, 2021. The portion related to spending for Energy as a Service assets was approximately $36.4 million and $69.9 million at September 30, 2022 and 2021, respectively. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,
	2022		2021		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$441,296	100.0%	$273,682	100.0%	$167,614	61.2%
Cost of revenues	361,740	82.0%	214,869	78.5%	146,871	68.4%
Gross profit	79,556	18.0%	58,813	21.5%	20,743	35.3%
Selling, general and administrative expenses	40,618	9.2%	35,168	12.8%	5,450	15.5%
Operating income	38,938	8.8%	23,645	8.6%	15,293	64.7%
Other expenses, net	7,546	1.7%	4,557	1.7%	2,989	65.6%
Income before income taxes	31,392	7.1%	19,088	7.0%	12,304	64.5%
Income tax provision (benefit)	3,657	0.8%	(1,192)	(0.4)%	4,849	(406.8)%
Net income	27,735	6.3%	20,280	7.4%	$7,455	36.8%
Net income attributable to redeemable non-controlling interest	(344)	(0.1)%	(2,857)	(1.0)%	$2,513	88.0%
Net income attributable to common shareholders	$27,391	6.2%	$17,423	6.4%	$9,968	57.2%
Our results of operations for the three months ended September 30, 2022 are due to the following:
•Revenues: total revenues for the three months ended September 30, 2022 increased over 2021 primarily due to a $157.5 million, or 81%, increase in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. Gross profit increased due to increased revenue, however, our gross profit as a percent of revenues decreased due to the higher revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2022 increased over 2021 primarily due to higher net salaries and benefits of $5.0 million as a result of increased headcount and non-cash stock compensation expense.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended September 30, 2022 increased over 2021 primarily due to higher interest expenses of $3.2 million related to increased amounts outstanding on our senior secured debt facility and the timing of government incentive income received. This increase was partially offset by a gain on derivatives of $0.8 million compared to a loss of $0.7 million in the prior year.
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
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for the three months ended September 30, 2022 was $0.53, an increase of $0.19 per share compared to the same period of 2021. Diluted earnings per share for 2022 was $0.51, an increase of $0.18 per share compared to last year. The results for the three months ended September 30, 2022 and 2021 reflect a non-cash downward adjustment of $0.3 million and $2.9 million, respectively, related to non-controlling interest activities.

	Nine Months Ended September 30,
	2022		2021		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,492,695	100.0%	$799,804	100.0%	$692,891	86.6%
Cost of revenues	1,263,458	84.6%	640,760	80.1%	622,698	97.2%
Gross profit	229,237	15.4%	159,044	19.9%	70,193	44.1%
Selling, general and administrative expenses	118,559	7.9%	95,651	12.0%	22,908	23.9%
Operating income	110,678	7.4%	63,393	7.9%	47,285	74.6%
Other expenses, net	19,876	1.3%	13,679	1.7%	6,197	45.3%
Income before income taxes	90,802	6.1%	49,714	6.2%	41,088	82.6%
Income tax provision	10,896	0.7%	(883)	(0.1)%	11,779	(1,334.0)%
Net income	79,906	5.4%	50,597	6.3%	$29,309	57.9%
Net income attributable to redeemable non-controlling interest	(2,915)	(0.2)%	(8,345)	(1.0)%	$5,430	65.1%
Net income attributable to common shareholders	$76,991	5.2%	$42,252	5.3%	$34,739	82.2%
Our results of operations for the nine months ended September 30, 2022 are due to the following:
•Revenues: total revenues for the nine months ended September 30, 2022 increased over 2021 primarily due to a $663.1 million, or 116%, increase in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above. Gross profit increased due to increased revenue, however, our gross profit as a percent of revenues decreased due to the higher revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the nine months ended September 30, 2022 increased over 2021 primarily due to higher net salaries and benefits of $16.7 million as a result of increased headcount and an increase in non-cash stock compensation expense. The increase is also attributed to higher miscellaneous expenses related to a settlement of an outstanding legal proceeding, higher software-as-a-service fees, and insurance costs.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the nine months ended September 30, 2022 increased over 2021 primarily due to higher interest expenses of $8.2 million related to an increase in amounts outstanding on our senior secured debt facility. This was partially offset by a gain on derivatives of $0.2 million compared to a loss of $1.9 million in the prior year.
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
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for the nine months ended September 30, 2022 was $1.48, an increase of $0.65 per share compared to the same period of 2021. Diluted earnings per share for 2022 was $1.44, an increase of $0.63 per share compared to last year. The results for the nine months ended September 30, 2022 and 2021 reflect a non-cash downward adjustment of $2.9 million and $8.3 million, respectively, related to non-controlling interest activities.
Business Segment Analysis
Our reportable segments for the three and nine months ended September 30, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)) and All Other. On January 1, 2022, we changed the structure of our internal organization and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 16 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to both the three and nine month periods and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
U.S. Regions	$271,206	$107,711	$163,495	151.8%	$983,111	$314,978	$668,133	212.1%
U.S. Federal	99,124	96,656	2,468	2.6	276,198	289,068	(12,870)	(4.5)
Canada	12,366	11,658	708	6.1	43,999	34,176	9,823	28.7
Alternative Fuels	29,421	28,238	1,183	4.2	87,874	80,031	7,843	9.8
All Other	29,179	29,419	(240)	(0.8)	101,513	81,551	19,962	24.5
Total revenues	$441,296	$273,682	$167,614	61.2%	$1,492,695	$799,804	$692,891	86.6%
•U.S. Regions: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage projects, versus the prior year.
•U.S. Federal: the increase in revenue this quarter versus the prior year quarter is primarily due to higher O&M revenue attributed to the timing of new projects entering the O&M phase. Project revenues year to date, decreased year-over-year resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects which were impacted by supply chain delays.
•Canada: revenues were relatively flat versus the prior year quarter as project revenues were impacted by various supply chain delays and site access restrictions. Revenues year to date increased year-over-year due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects versus the prior year.
•Alternative Fuels: the increase in revenue is primarily attributed to higher energy asset revenues resulting from the continued growth of our operating portfolio and increased renewable gas production levels.
•All Other: All other revenues increased year-over-year primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects and higher integrated-PV revenue attributed to increased shipments resulting from stronger demand in the oil and gas market.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
U.S. Regions	$26,349	$10,499	$15,850	151.0%	$77,407	$21,456	$55,951	260.8%
U.S. Federal	15,726	15,150	576	3.8	36,623	38,262	(1,639)	(4.3)
Canada	191	270	(79)	(29.3)	1,482	1,005	477	47.5
Alternative Fuels	4,993	3,595	1,398	38.9	18,891	17,083	1,808	10.6
All Other	3,104	1,121	1,983	176.9	8,952	4,574	4,378	95.7
Unallocated corporate activity	(18,971)	(11,547)	$(7,424)	(64.3)	(52,553)	(32,666)	(19,887)	(60.9)
Income before taxes	$31,392	$19,088	$12,304	64.5%	$90,802	$49,714	$41,088	82.6%
•U.S. Regions: the increase is primarily due to the higher revenues described above, partially offset by higher salaries and benefit costs, and other expenses which included an expense recognized to increase the fair value of contingent consideration related to one of our acquisitions.

•U.S. Federal: the increase for the three months ended September 30, 2022 is primarily due to lower operating expenses which included the impact of income recognized from an equity method investment. The decrease for the nine months ended September 30, 2022 is primarily due to the decrease in revenues described above partially offset by lower operating expenses which included the impact of income from an equity method investment.
•Canada: the decrease for the three months ended September 30, 2022 is primarily due to lower gains on derivative transactions and unfavorable foreign exchange rates and the increase for the nine months ended September 30, 2022 is primarily due to the higher revenues described above partially offset by unfavorable foreign exchange rates.
•Alternative Fuels: the increase for the three months ended September 30, 2022 is primarily due to mark to market gains on our unhedged commodity gas swaps versus mark to market losses in the prior year. The increase for the nine months ended September 30, 2022 is primarily due to the higher revenues described above and lower other expenses which included an impairment charge in the prior year, partially offset by higher interest expenses.
•All Other: the increase for the three months ended September 30, 2022 is primarily due to higher gross profits driven by higher oil and gas sales and projects nearing completion and the increase for the nine months ended September 30, 2022 is primarily due to the higher revenues described above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher net salaries and benefit costs, insurance costs, software-as-a-service fees, and interest expenses.

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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for our SCE battery storage project
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations through at least November 2023 and thereafter. We funded a significant portion of the contract expenditures for our SCE battery storage project during the nine months ended September 30, 2022. With the schedule adjustment requested by SCE and the anticipated timeline for completing the projects, we expect to continue to incur and fund capital expenditures for the SCE battery project into the first half of 2023, net of any cash collected on amounts invoiced.
We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital requirements during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the evolution of the COVID-19 pandemic, the duration of supply challenges, and the rate and duration of the inflationary pressures. For example, recent increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past few quarters, ensuring that our assets in development continue to align with our hurdle rates.
Sources of Liquidity
Senior Secured Credit Facility
On March 4, 2022, we entered into the fifth amended and restated senior secured credit facility, which increased the aggregate amount of total commitments from $245.0 million to $495.0 million. This amendment increased the aggregate amount of the revolving commitments from $180.0 million to $200.0 million, increased the existing term loan A to $75.0 million, and extended the maturity date of the revolving commitment and term loan A from June 28, 2024 to March 4, 2025. In addition, it added a delayed draw term loan A for up to $220.0 million through a September 4, 2023 maturity date, increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.50 for the quarter ended March 31, 2022; 4.25 for the quarter ending June 30, 2022, 4.00 for the quarters ending September 30, 2022 and December 31, 2022; and 3.50 thereafter. The amendment also specified the debt service coverage ratio to be less than 1.5 and increased our limit under an energy conversation project financing to $650.0 million, which provides us with flexibility to grow our federal business further. As of September 30, 2022, the balance on the senior secured term loans was $295.0 million, the balance on the senior secured revolving credit facility was $184.0 million, and we had funds available of $0.3 million.
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
During the nine months ended September 30, 2022, we received gross proceeds from these non-recourse financings of $36.1 million. At September 30, 2022, the balance outstanding on our non-recourse debt was $350.0 million and approximately $376.9 million remained available under these lending commitments, which expire at various dates from December 2022 through July 2024. See Notes 6. “Leases” and 7. “Debt and Financing Lease Liabilities” for additional details.
On October 26, 2022 we refinanced a non-recourse credit facility with a new loan which is scheduled to mature on October 26, 2037, provides a principal amount of up to $125,000 and bears interest at a rate of 6.50% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.25% “IRR” on funds borrowed under the facility, or the facility discharge date on October 26, 2047. The principal and interest payments are due in quarterly installments based on an five-year amortization schedule with the principal payments being adjusted based on the distributable cash flows from the three renewable natural gas projects owned and operated by the project companies. No up-front, commitment or structuring fees were payable on the credit facility. The obligations under the loan are guaranteed by all the related subsidiaries and are secured by the subsidiaries’ assets as well as our equity interest in the signing subsidiary. Borrowings under the credit facility are otherwise non-recourse to Ameresco.
At the closing, we drew down $80,000 under this facility, approximately $26,500 of which was used to repay all amounts outstanding under the prior loan and the remainder was used to terminate swap obligations, pay transaction costs, make permitted distributions to Ameresco and for the project companies' working capital needs. The facility allows two additional draws, subject to certain conditions, up to the remaining principal amount, to be used to make distributions to Ameresco. See Note 18. “Subsequent Events” for additional information.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(In Thousands)	2022	2021	$ Change
Cash flows from operating activities	$(273,169)	$(116,344)	$(156,825)
Cash flows from investing activities	(202,664)	(150,100)	(52,564)
Cash flows from financing activities	554,194	261,267	292,927
Effect of exchange rate changes on cash	(1,857)	118	(1,975)
Total net cash flows	$76,504	$(5,059)	$81,563
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

Cash Flows from Operating Activities
Our cash flows from operating activities decreased from the same period last year primarily due to an increase of $302.9 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project and a $75.0 million increase in accounts receivable, which were partially offset by increases of $160.7 million in accounts payable, accrued expenses and other current liabilities, and $29.3 million in net income when compared to the prior year period.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022 we made capital investments of $182.1 million in new energy assets and $16.1 million in major maintenance of energy assets, compared to $141.3 million and $6.7 million, respectively, in 2021.
We currently plan to invest approximately $40 million to $90 million in additional capital expenditures during the remainder of 2022, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the nine months ended September 30, 2022 were net proceeds from long-term debt of $328.2 million, net proceeds received from Federal ESPC projects and energy assets of $181.5 million, and net proceeds from our senior secured revolver of $139.0 million, partially offset by payments on long-term debt of $111.3 million.
Our primary sources of financing for the nine months ended September 30, 2021 were net proceeds from our equity offering of $120.1 million, net proceeds received from Federal ESPC projects and energy assets of $114.0 million, net proceeds from long-term debt financings of $118.2 million, partially offset by net payments from our senior secured credit facility of $38.1 million, and payments on long-term debt of $55.6 million.
We currently plan additional project financings of approximately $100 million to $140 million during the remainder of 2022 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of September 30, 2022 and there were no additional uncertain tax positions taken during the three months ended September 30, 2022. We believe our current tax reserves are adequate to cover all known tax uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP implementation, we are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting.
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
As previously disclosed, the staff of the United States Securities and Exchange Commission (“SEC”) requested information with respect to revenue recognition for our software-as-a-service businesses during the period beginning January 1, 2014 through September 30, 2020. We cooperated with the SEC’s request and in August 2022 the SEC staff notified us that their review has been concluded, and that they do not intend to recommend any further action at this time.
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
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended September 30, 2022. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of September 30, 2022, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	November 1, 2022	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Senior Vice President and Chief Financial Officer (duly authorized and principal financial officer)