Form 10-K
period 2022-12-31
Ameresco, Inc.
filed 2023-02-28
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐     No ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,447,717,111.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 24, 2023
Class A Common Stock, $0.0001 par value per share	33,948,362
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2023 annual meeting of stockholders are incorporated by reference into Part III.

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
•the uses of future earnings,
•the expected energy and cost savings of our projects,
•the expected energy production capacity of our renewable energy plants,
•the impact of the ongoing macroeconomic challenges, including supply chain disruptions, and shortage of materials, and
•the impact of the U.S. Department of Commerce’s solar panel import investigation
•the impact of regulation, including the IRA
These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Form 10-K and elsewhere in this Report. The forward-looking statements in this Form 10-K represent our views as of the date of this Report. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
ADDITIONAL NOTES
The terms “Ameresco,” “Company,” “we,” “our,” “us,” or “ourselves” included in this Report mean Ameresco, Inc. and its consolidated subsidiaries, collectively.
Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values.

PART I
Item 1. Business
Company Overview
Ameresco is a leading clean technology integrator and renewable energy asset developer, owner, and operator. Our comprehensive portfolio includes energy efficiency, infrastructure upgrades, asset sustainability, and renewable energy solutions.
Our core offerings include the development, design, arrangement of financing, construction, and installation of solutions that deliver measurable cost and energy savings while enhancing the operations, energy security, infrastructure, and resiliency of a facility. These solutions range from upgrades to a facility’s energy infrastructure to the development, construction, and operation of renewable energy plants. As a trusted sustainability partner, we are always on a mission to help customers lower their overall carbon footprint and reduce their environmental impact.
Our product independence coupled with our deep technical bench allows us to integrate best-in-class advanced technology solutions for the unique needs of each customer.
Drawing from decades of experience, we develop these tailored energy projects for federal, state, and local governments, educational and healthcare institutions, airports, public housing authorities, commercial/industrial customers, transportation and infrastructure, and utilities across the United States, Canada, the United Kingdom, and Europe.
We have sourced and raised approximately $4.5 billion in project financing while delivering $13.0 billion in energy solutions since our inception. Our growth is driven by staying ahead of the curve and at the leading edge of innovation taking place in the energy sector, offering new products and services to new and existing customers.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and entering into joint venture arrangements has been, and continues to be an important component to our growth strategy. These strategies enable us to broaden our service offerings and expand our geographical reach.
To best serve our expansive customer base, we have approximately 60 regional offices located throughout North America and the United Kingdom and more than 1,300 dedicated energy and business professionals with years of proven experience and a strong commitment to customer satisfaction. We offer our customers the resources needed to successfully plan, finance, execute and operate energy programs to create sustained economic and operating benefits to fulfill their unique requirements.

Our Services
Our portfolio of service and product offerings aim to create value and provide energy efficient and renewable solutions to the organizations we serve in the pursuit of a sustainable future.
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
•Enterprise energy management services
•Proprietary asset management software
•Energy procurement services
Operations & Maintenance (“O&M”)
•End-to-end technical guidance
•Skilled technicians to operate and maintain renewable energy systems
Our core services are the development, design, engineering, and installation of projects designed to reduce the energy and O&M costs of our customers’ facilities. These projects generally include a variety of measures that incorporate innovative technology and techniques, customized for the facility and designed to improve the efficiency of major building systems, such as heating, ventilation, cooling and lighting systems, while enhancing the comfort and usability of the buildings.
We also offer the ability to incorporate analytical tools designed to provide improved building energy management capabilities and enable customers to identify opportunities for energy cost savings. We typically commit to customers that our energy efficiency projects will satisfy agreed upon performance standards upon installation or achieve specified increases in energy efficiency. Generally, the forecasted lifetime energy and operating cost savings of the energy efficiency measures we install are designed to defray all or almost all of the cost of such measures. In many cases, we assist customers in obtaining private third-party financing, grants, or rebates for the cost of constructing the facility improvements, resulting in little or no upfront capital expenditure by the customer. After a project is complete, we may operate, maintain and repair the customer’s energy systems under a multi-year O&M contract, designed to provide us with recurring revenue and visibility into the customer’s evolving needs.
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
Our Lines of Business
Smart Energy Solutions Projects
Our Smart Energy Solutions Projects are primarily energy efficiency projects, which entail the design, engineering, and installation of an ever-increasing array of innovative technologies and techniques designed to improve the energy efficiency and control the operation, of a building’s energy- and water-consuming systems. In certain projects, we design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy for a customer, as well as battery energy storage. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 36-month project to design and install a central plant or cogeneration system or other small-scale plant. Projects we have constructed or are currently working on include designing, engineering and installing energy conservation and resiliency measures across school buildings, large, complex energy conservation, and energy security projects for the federal government, and municipal-scale street lighting projects incorporating smart city controls.
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
Ameresco-owned Energy Assets
Ameresco-owned energy assets are small-scale power plants that we develop, design, construct, finance and own/operate and are included in our consolidated balance sheets. These assets may sell electricity, heat, cooling, processed biogas, or renewable biomethane fuel under short-or long-term contracts. We also offer Energy as a Service (“EaaS”), where we design, construct, finance and own/ operate various energy conservation measures on a customer’s site and sell them the output or availability of these items under a short-or long-term contract.
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
•wind and hydro sources of energy
•battery storage
Most of our renewable energy assets to date have involved the generation and sale of:
•electricity from solar PV or battery storage
•electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock
In the case of our biogas-fueled projects, we purchase biogas that otherwise would be combusted or vented, process it, and either use it as a renewable fuel source in our energy plants to produce and sell electricity and/or thermal, or sell it as a renewable fuel source to a third party. We also design and build, and operate and maintain facilities that process biogas into biomethane (or renewable natural gas) that can be transported, primarily through the nation’s natural gas pipeline grid or in some cases through tanker trucks, and sold to third parties. The rights to use the site for the plant and the purchase of raw feedstock fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in Item 1A, Risk Factors.
As of December 31, 2022, we owned and operated 162 small-scale renewable energy plants including solar PV installations which generate electricity or deliver renewable gas fuel with a combined capacity of approximately 389 megawatt equivalents (“MWe”) and have energy assets in development and construction with a combined capacity of approximately 530 MWe, which includes 60 MWe attributable to a non-controlling interest.
The table below shows the type and number of plants we owned and operated as of December 31, 2022:

Plants Owned and Operated	Quantity
Biogas: RNG	4
Biogas: non-RNG	22
Solar and battery assets	132
Other	4
Total plants owned and operated	162

Other
Our other lines of business include photovoltaic solar energy products and systems (“integrated-PV”), consulting, and enterprise energy management services.
Customer Arrangements
Energy Savings Performance Contracts (“ESPCs”)
For our energy efficiency projects, we typically enter into ESPCs, under which we agree to develop, design, engineer and construct a project for a customer and also commit that the project will satisfy agreed upon performance standards that vary from project to project. These performance commitments are typically based on the design, capacity, efficiency, or operation of the specific equipment and systems we install. Our commitments generally fall into three categories:
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
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county, and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental customers. Most of the work that we perform for the federal government is performed under Indefinite Delivery, Indefinite Quantity (“IDIQ”) and Multiple Award Construction Contract agreements between government agencies and us. These agreements allow us to contract with the relevant agencies to implement energy and infrastructure projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our affiliates are currently parties to an IDIQ agreement with the U.S. Department of Energy (“DOE”) expiring in 2026. We are also party to agreements with other federal agencies, including the U.S. Army Corps of Engineers, the Naval Facilities Engineering Command (NAVFAC) Mid-Atlantic, and the U.S. General Services Administration.
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

Energy Supply Contracts
For the energy assets that we own and operate, we generally enter into (i) long-term power purchase agreements (“PPAs”) to supply electricity, (ii) long-term energy supply agreements (“ESAs”) to supply medium British Thermal Unit (“BTU”) biogas or thermal energy, (iii) gas purchase agreements (“GPAs”) to supply RNG, or (iv) EaaS contracts where we sell the output or availability of various energy conservation measures to third parties.
The third parties we enter into PPAs, ESAs, or EaaS contracts with include but are not limited to municipalities, the Federal government, commercial and industrial customers, or utilities. The third parties we sell RNG to include, but are not limited to, brokers, traders, utilities, municipalities, industrial facilities, or other large purchasers of energy.
Our Business Segments
Our company is primarily organized by region, where each region may perform our key services under our various lines of business. Our reportable business segments largely follow our regional segmentation. For the year ended December 31, 2022 our reportable business segments were as follows:
•U.S. Regions
•U.S. Federal
•Canada
•Alternative Fuels (formerly Non-Solar Distributed Generation)
•All Other
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
Our U.S. Regions, U.S. Federal and Canada segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services and the development and construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
Our Alternative Fuels segment sells electricity and processed RNG derived from biomethane from small-scale plants that we own and operate, and provides O&M services for customer owned small-scale RNG plants.
The “All Other” category offers enterprise energy management services, consulting services, energy efficiency products and services outside of the U.S. and Canada, and the sale of solar PV energy products and systems which we refer to as integrated-PV.
The table below shows the percentage of revenues by segment for the last three years:

	2022	2021	2020
% of Revenues by Segment (1)
U.S. Regions	61.6%	45.3%	41.0%
U.S. Federal	21.5%	32.3%	36.6%
Canada	3.2%	4.1%	4.6%
Alternative Fuels	6.3%	9.1%	8.1%
All Other	7.4%	9.2%	9.7%
Total revenues	100.0%	100.0%	100.0%

(1) See Note 3 “Revenue from Contracts with Customers” for our disaggregated revenue and Note 20 “Business Segment Information” for additional information.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational, and technical needs. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, digital campaigns, telemarketing, and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2022, we had 180 employees in direct sales.
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
In 2022, we served customers throughout the United States, Canada, and Europe. Approximately 46.0% of our revenues were derived from federal, state, provincial, or local government entities, including public housing authorities, public universities, and municipal utilities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government is considered a single customer and segment for reporting purposes (see table above under “Our Business Segments”). For the year ended December 31, 2022, our largest 20 customers accounted for approximately 73.4% of our total revenues. Other than the U.S. federal government, one customer represented 39.6% of our revenues during this period.
See “Provisions in our government contracts may harm our business, financial condition and operating results” in Item 1A, Risk Factors for a discussion of special considerations applicable to government contracting and “The loss of one of our significant customers or our failure to perform on our contract with that customer in accordance with its terms could adversely affect us” in Item 1A, Risk Factors for further discussion.
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
•Energy Assets: In the LFG and RNG market our principal competitors primarily include large, national project developers and owners of landfills who self-develop projects using LFG from their own landfills, and other national renewable natural gas developers/owners such as Archaea Energy, Montauk Renewables, Vanguard Renewables, Opal Fuels, and divisions of large multi-national oil and gas conglomerates. In the Solar PV and Battery Storage market our principal competitors include Borrego Solar Systems, BlueWave Solar, Citizens Energy Group, Nexamp Inc., SunPower Corp., Solect Energy, and Syncarpha Capital. We may also compete with many large independent power producers and utilities, as well as a large number of smaller developers of renewable energy projects. In EaaS, our competitors include Engie, Enel X, Schneider Electric SE, and Redaptive, Inc. We compete for renewable energy projects primarily on the basis of our experience, reputation, and ability to identify and complete high quality and cost-effective projects.
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
Regulatory
Various regulations affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government. We are also subject to local regulations in the international jurisdictions where we operate, including Canada, the United Kingdom, and Greece.
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

As of December 31, 2022, we had a total of 1,363 employees based in 46 U.S. states, including the District of Columbia, six Canadian provinces, and four office locations throughout the United Kingdom
Philanthropic Activities
We actively participate in philanthropic activities that support our local communities and provide an opportunity for dynamic team building. During 2022, our employees were encouraged to use paid community service days to donate time and creative energy to the organizations that touch them personally and to give back to the environment and their communities. As a result, we experienced increased participation in both volunteer activities and employee match charitable giving.
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
During the year ended December 31, 2022, our global workforce is made up of 22% female, 77% male, and 1% not declared. In addition, 33% of our executive management team are female and 21% of our managers are female.
Benefits with a Purpose
The health, safety, and well-being of our employees continues to be a top priority at Ameresco. In addition to competitive salaries, we are committed to regularly evaluating a competitive benefits portfolio, striving to provide resources to our employees that assist with work-life balance.
While employee healthcare costs and access to a wide variety of doctors have always been at the top of our criteria list, we also continued to focus our 2022 benefit offerings on our mental health and well-being offerings. We wanted to ensure our employees have a variety of help and resources available, offered in platforms and services they felt comfortable using, should they need it.
In addition, we offered a comprehensive Employee Assistance Plan to all Ameresco employees and their family members should they need assistance with any life planning matters. And in support of some of the new applications and corporate programs, we rolled out memberships to Care.com, Gympass, and Headspace and Virgin Pulse mobile apps.
Energy Outside the Office
Whether it is through our philanthropic activities, our quest to provide an inclusive culture, or our focus on the well-being of our people, Ameresco benefits from the open communication seen between our employees. We encourage activities outside of our offices to enhance the employee experience.
Career Advancement
Ameresco strives to implement creative ways for our employees to support career advancement. To facilitate our employees’ career development with a focus on retention, we have improved on the frequency of career path discussions, training, and succession planning. To expand on the career training offered in 2021, we offered performance management training to employees and managers during 2022. The career path discussions identified specific training programs, mentorship opportunities, continued degree programs and certification programs – all of which will provide the tools necessary to assist our employees in their career development.
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

In 2022, we continued to further integrate and invest in our Learning Management System (“LMS”) in our Workday Enterprise Management platform to centralize and have the capability to measure development metrics such as training hours per employee.
We provide a tuition reimbursement program to support career development within our organization. In addition, we support employee growth by investing in career advancing certification programs for our employees.
For more information on our initiatives noted above, please see our 2022 Environmental, Social and Governance Report which will be available at www.ameresco.com.
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
The sales cycle for energy efficiency and renewable energy projects in general take from 18 to 42 months, with sales to federal government and housing authority customers tending to require the longest sales processes. Our sales cycle has been further lengthened as a result of macroeconomic conditions and we cannot predict the timeline for our selling cycle in the current conditions. Our existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes related to our services. Our customers often use outside consultants and advisors, which contributes to a longer sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a favorable site for solar PV, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2022 and 2021, we had backlog of approximately $1.0 billion and $1.5 billion, respectively, in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $1.6 billion and $1.5 billion, respectively. As of December 31, 2022 and 2021, we had O&M backlog of approximately $1.2 billion and $1.1 billion, respectively. Our O&M backlog represents expected future revenues under signed multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
If we are not able to complete, perform or operate our projects on a profitable basis or as we have committed to our customers, we could become subject to liquidated damages, and our reputation and our results of operations could be adversely impacted.

Development, installation, and construction of our energy efficiency and renewable energy projects, and operation of our renewable energy projects, entails many risks, including:
•failure or delays in receiving components and equipment that meet our requirements,
•failure or delays in obtaining all necessary rights to land access and use,
•failure or delays in receiving quality performance of contractors and other third-party service providers,
•increases (including as a result of inflation) in the cost of labor, equipment, and commodities needed to construct or operate projects,
•failure or delays in obtaining permitting and addressing other regulatory issues, license revocation, and changes in legal requirements,
•failure or delays in obtaining other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners;
•shortages of equipment or skilled labor,
•unforeseen engineering problems,
•failure of a customer to accept or pay for renewable energy that we supply,
•weather interferences, catastrophic events including fires, explosions, earthquakes, droughts, and acts of terrorism; and accidents involving personal injury or the loss of life,
•environmental, archaeological or geological conditions
•health or similar issues, a pandemic, or epidemic, such as COVID-19,
•labor disputes and work stoppages,
•mishandling of hazardous substances and waste, and other events outside of our control.
Any of these factors could give rise to construction delays, costs in excess of our expectations or cause us not to meet commitments given to our customers. We have, for example, experienced disruptions in development, installation and construction as a result of supply chain and logistics challenges, COVID-19 and the related quarantines, facility closures, and we may continue to experience such disruptions. In addition, the impacts of climate change have caused us to experience more frequent and severe weather interferences which has impacted our construction timelines, and this trend may continue. Furthermore, while the passage of the Inflation Reduction Act (“IRA”) may increase the demand for our service and project offerings, it may also increase demand and cost for labor, equipment and commodities needed for our projects. These factors and events could prevent us from completing construction of our projects, cause defaults under our financing agreements or under contracts that require completion of project construction by a certain time, give rise to liquidated damages or penalties, cause projects to be unprofitable for us, or otherwise impair our business, financial condition, and operating results.
For example, our Turnkey Engineering, Procurement, Construction and Maintenance Agreement and the underlying purchase orders dated as of October 21, 2021 (the “SCE Agreement”) with SCE obligated us to achieve certain substantial completion milestone dates for the facilities no later than August 1, 2022, and for at least two years thereafter meet specified availability and capacity guarantees. In 2022, SCE instructed us to adjust the project schedule into 2023. As previously disclosed, we made force majeure claims under the SCE Agreement as battery supply delays resulting from COVID-19 lockdowns in several regions around China, newly implemented Chinese transportation safety policies and related supply chain delays impacted our ability to achieve the August 1, 2022 completion date. We are in ongoing discussions with SCE about the applicability of force majeure relief to the project delays. If we fail to satisfy certain milestone obligations, fail to come to an agreement with SCE of appropriate extensions of these milestones and force majeure relief, or fail to meet the availability and capacity guarantees, we may be subject to liquidated damages and under certain circumstances SCE may have a right to terminate the agreement.The requirement to pay liquidated damages or the loss of business from SCE could have a material adverse effect on our reputation, business or results of operations.
A significant decline in the fiscal health of federal, state, provincial, and local governments could reduce demand for our energy efficiency and renewable energy projects.
Historically, including for the years ended December 31, 2022 and 2021, 46% and 67%, respectively, of our revenues have been derived from sales to federal, state, provincial, or local governmental entities, including public housing authorities, public universities, and municipal utilities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.

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
Our projects for customers are typically financed by third parties. For small-scale renewable energy plants that we own, as well as certain larger projects for customers, such as the battery storage project with SCE, we typically rely on a combination of our working capital and debt to finance construction costs. If we or our customers are unable to raise funds on acceptable terms when needed or if we do not have sufficient working capital or availability under our existing financing arrangements, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Delays in customer projects could also subject us to claims by customers. Furthermore, the terms of financing arrangements that we may enter into, including increases in interest rates as compared to historical rates, have in the past and could in the future impact the profitability of our projects. In addition, any inability by us or our customers to raise the funds necessary to finance our projects or construction costs could materially harm our business, financial condition, and operating results.

Project development or construction activities may require us to make significant investments without first obtaining project financing or having final customer contracts, which could increase our costs and impair our ability to recover our investments.
We are at times required to spend significant sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. We will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory approval and prior to our final sale to a customer, if any. We have for example in the past commenced, and may in the future commence, development of certain projects, such as battery and solar projects, prior to having entered into final binding contracts with the customer.
We expect to invest a significant amount of capital to develop projects whether owned by us or by third parties. If we are unable to complete the development of a project or enter into contracts with the customer, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized and could have an adverse impact our ability to finance our operations.
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
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services at acceptable prices. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects. We, our subcontractors and other third parties have been impacted by the global supply chain delays as well as restrictions imposed because of the COVID-19 pandemic. This has resulted in and may continue to result in delays in our ability to provide our services and complete our projects in a timely manner. In addition, some of the third parties we engage for our design, construction and operation projects operate internationally and our reliance on their products and services may be impacted by economic, political, and labor conditions in those regions as well as the uncertainty caused by the evolving relations between the United States and these regions, including China.
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
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects. For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the 19-year performance period of the contract. Several provisions in that contract mitigate the price risk. In addition, although we typically structure our contracts so that our obligation to supply a customer with biogas, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties. Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.

Our business depends on experienced and skilled personnel and substantial specialty subcontractor resources, and if we lose key personnel or if we are unable to attract and integrate additional skilled personnel, it will be more difficult for us to manage our business and complete projects.
The success of our business and construction projects depends in large part on the skill of our personnel and on trade labor resources, including with certain specialty subcontractor skills. Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high and may intensify with the IRA driving more demand for clean energy product and service offerings and as such demand for skilled personnel in the industry. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project. Either of these circumstances may have an adverse effect on our business, financial condition, and operating results, harm our reputation among and relationships with our customers and cause us to curtail our pursuit of new projects.
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

We have been and may continue to be impacted by macroeconomic conditions such as supply chain challenges, a shortfall of certain products needed for our business, and inflationary pressures.
Global trade conditions that originated during the COVID-19 pandemic continue to persist and have been exacerbated by the war in Ukraine. These conditions may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical equipment. These conditions, combined with an increased demand for certain products needed for our business, such as lithium-ion battery cells and solar panels has created a shortfall of and increased costs for these products, which has caused challenges and delays in our projects and may impact the profitability of our projects. We cannot predict the duration or direction of current global trends or their sustained impact or how the COVID-19 pandemic may evolve and impact our business. If we experience unfavorable global market conditions, our business, prospects, financial condition, and operating results may be harmed.
For example, we are dependent on the continued supply of lithium-ion battery cells for our energy storage products, and we will require substantially more cells to grow our battery storage business based on our current plans. Currently, we rely on limited number of suppliers for these cells. Any disruption in the supply of battery cells from our suppliers could limit our growth for projects involving battery energy storage. In addition, the cost and mass production of battery cells, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions, regulation and global demand for these materials. As a result of increased global production of energy storage products and electric vehicles, suppliers of these raw materials may be unable to meet our volume or timing needs. Any reduced availability of these materials may adversely impact our access to battery cells and our growth, and any increases in their prices may reduce our profitability if we cannot recoup such costs in our project pricing. Moreover, our inability to meet demand may harm our brand, growth, prospects and operating results.
A failure of our information technology (“IT”) and data security infrastructure or cyber or other security incidents, vulnerabilities or other deficiencies, could adversely impact our business, reputation or results of operation or could cause us to default under our contractual obligations.
We rely upon the capacity, reliability, and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Our existing systems or any new ones we implement may not perform as expected face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business. We receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attacks, and other similar disruptions, and we have experienced such incidents in the past. Any system failure, accident, or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets, customer information, human resources information, or other confidential matter.
We have been subject to and may in the future experience cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications. Such cyber and other security threats could compromise the assets we own and operate or data in our systems. In addition, cybersecurity incidents at our vendors, customers and partners may have similar negative impact on our business operations. For example, we engage third-party vendors who receive and store personal and sensitive information in connection with our operations, including our human resources functions such as background checks. We do not have control over or access to the IT infrastructure of these vendors. Our vendors have and may in the future experience network breaches and other cyberattacks. In such instances, we are not be able to fully investigate the incidents and may not be able to implement measures to defend such attacks. Furthermore, third-party vendors may not notify us of such incidents timely or at all, making it more difficult for us to identify and mitigate cybersecurity risks. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our assets, systems and data, there can be no assurance that our efforts will prevent these threats. Because the techniques used to obtain unauthorized access, to disable or degrade systems, and to generate cyber attacks change frequently, have become increasingly more sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely.
As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to protect against these attacks and to identify and remediate any security vulnerabilities. To the extent that any attacks, disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of information, or adversely impact the assets we own or operate , it could cause significant damage to our reputation, affect our relationships with our customers and employees, lead to claims against us and ultimately harm our business and operating results.

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
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us and could focus their substantial financial resources to develop a competitive advantage, others may be smaller and able to adapt to the constantly changing demand of the market more quickly. The passage of the IRA and the opportunities it brings could intensify competition in our industry. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

Our small-scale renewable energy plants may not generate expected levels of output.
The small-scale renewable energy plants that we construct and own are subject to various operating risks that may cause them to generate less than expected amounts of processed biogas, electricity, or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, downtime to our plants based such as biogas or biomass ; or a faster than expected diminishment of such supply. For example, in 2022 we had to undertake some unscheduled maintenance at some of our RNG plants impacting the energy output from such plants. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we have in the past, and could in the future, incur material asset impairment charges if any of our renewable energy plants incur operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.

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

Operation of energy assets involves significant risks and hazards customary to the energy industry and may be further impacted by the effects of climate change. We may not have adequate insurance to cover these risks and hazards, or other risks beyond our control.
Hazards such as fire, explosion, structural collapse and machinery failure are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment. The occurrence of any one of these events may result in curtailment of our operations or liability to third parties for damages, environmental cleanup costs, personal injury, property damage and fines and/or penalties, any of which could be substantial. Strategic targets, such as energy-related facilities, may also be at greater risk of hostile cyber intrusions or other security attacks, including those targeting information systems as well as electronic control systems. Such events could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.

Furthermore, certain of our facilities, projects and suppliers are located in or operate operations in locations that are susceptible to natural disasters. The frequency of weather-related natural disasters may be increasing due to climate change. The occurrence of a natural disaster, such as tornados, earthquakes, droughts, floods, wildfires or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business or damage or destroy our facilities. While we maintain insurance to protect against these and other risks, some of these events may be excluded from insurance coverage or our coverage may not be sufficient against all hazards or liabilities to which we may be subject. Insurance may also not continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We own, and in the future may acquire or establish, operating or development projects in joint ventures. Joint ventures inherently involve a lesser degree of control over business operations. Our joint venture partners may have economic and business interests that are inconsistent with ours, we may lack sole decision-making authority, and disputes between us and our joint venture partners could subject us to delays, litigation and increased expenses. Some of our joint venture projects may be capital intensive and if our joint venture partner does not contribute capital they are required to, this could result in delays in our development projects and increased our capital expenditures. These factors could have a material adverse effect on our business, financial condition, and operating results.

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
We generate a portion of our revenues from operations outside of the United States, mainly in Canada and the United Kingdom. International expansion is one of our growth strategies, and we expect our revenues and operations outside of the United States will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada and the United Kingdom, including:
•building and managing a highly experienced foreign workforce and overseeing and ensuring the performance of foreign subcontractors,
•increased travel, infrastructure and legal and compliance costs associated with multiple international locations,
•additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment,
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States,
•increased exposure to foreign currency exchange rate risk,
•longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable,
•difficulties in repatriating overseas earnings,
•international and regional economic, political and labor conditions in the countries in which we operate, including the uncertainty caused by the evolving relations between the United States and China, and other geopolitical tensions; and
•political unrest, war, incidents of terrorism, pandemics, or responses to such events, including fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.
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

Risks related to Regulations or Governmental Actions

Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, could harm our business.
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and provide us with tax and other incentives that reduce our costs or increase our revenues. In addition, the U.S. government generally has not taken action to materially burden the international supply chain, which has been important to the development of renewable energy facilities at acceptable prices. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other things, the lack of a satisfactory market for the development and/or financing of renewable energy projects, or adversely impact our ability to complete projects for existing customers and obtain project commitments from new customers. For example, antidumping and countervailing duty rates could be put in place as a result of the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia and the trade restrictions imposed by the US government on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests, including the Uyghur Forced Labor Prevention Act, which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the Xinjiang Uyghur Autonomous Region could increase the overall cost of our product offerings and reduce our ability to offer competitive pricing in certain markets. Although we maintain policies and procedures to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for supplies needed for our business, such as polysilicon and solar products, batteries, and semiconductors. Due to the uncertainty in the regulatory and legislative processes, we cannot determine the effect any such legislation and regulation may have on our products and operations.

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
We may have exposure to additional tax liabilities and our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income and we may not be able to utilize the full value of tax credits and incentives available under the IRA or may become subject to penalties if we fail to meet requirements for these credits and incentives. This may have an adverse effect on our business and operating results.
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. The IRA, which is effective for years after January 1, 2023, contains extended and expanded clean energy tax credits such as the Investment Tax Credit (“ITC”), the Production Tax Credit (“PTC”), and created other financial incentives designed to promote the development of certain domestic clean energy projects. In order to receive the full value of such credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties. Furthermore, until the Treasury Department and IRS issues additional guidance on which types of projects are eligible for the tax credits and incentives and how projects can demonstrate compliance with the requirements, we may not receive full value of the tax credits and incentives, which could increase our income tax expense, reduce our net income and impact the profitability of our projects. There is also uncertainly if IRA incentives may be cut back in the future. In addition, the timing of when assets are placed in service has in the past and could in the future impact our tax rate. If we experience unexpected delays in this timing, we may not be able to take advantage of the ITC as expected. If we are not able to utilize the ITC as expected this could have an adverse effect of our financial results.

Our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. That Act, along with the IRA, also made changes to the way the deduction is calculated. If those changes or clarifying guidance issued by the IRS result in lower levels of energy efficiency improvements, it could impact the deduction available and the tax rate.
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2019 through 2022 are subject to audit by federal, state, and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes and tax reserves, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
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
We have a $200 million revolving senior secured credit facility and $75 million term loan that mature March 2025 as well as a $220 million delayed draw term loan that matures September 4, 2023 (collectively, the “Senior Credit Facilities”), which are subject to the quarter end ratio covenant described below as well as certain other customary operational covenants. As of December 31, 2022, the balance of our Senior Credit Facilities were $477.9 million. These Senior Credit Facilities may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace them on acceptable terms, or at all. Under these facilities, we are required to maintain a maximum ratio of total funded debt to EBITDA (as defined in the agreement) of less than 4.0 to 1.0 as of December 31, 2022 and 3.5 to 1.0 beginning with the quarter ending March 31, 2023. We are also required to maintain a debt service coverage ratio (as defined in the agreements) of at least 1.5 to 1.0. EBITDA for purposes of the facilities excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding and the results of our joint ventures.
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

The London interbank offered rate (“LIBOR”) calculation method under certain of our financing arrangements may change as LIBOR is expected to be phased out by June 2023.
Certain of our project financing term loans permit or require interest on the outstanding principal balance to be calculated based on LIBOR. After June 30, 2023, the United Kingdom Financial Conduct Authority (the “FCA”) will no longer require banks to submit rates for the calculation of LIBOR. As a result, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. While we have transitioned our senior credit facilities and some of our other financing arrangements from LIBOR, we still have financing arrangement that utilize LIBOR, and we cannot predict the effect of the FCA or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock is volatile.
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations, some of which are beyond our control. During the year ended December 31, 2022, our Class A common stock has traded at a low of $40.73 and a high of $86.73. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. If the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or operating results. As a result of this volatility, you may not be able to sell your Class A common stock at or above the price you paid for it, and you may lose some or all of your investment. Additionally, although historically there has not been a large short position in our Class A common stock, securities of certain companies have recently experienced extreme and significant volatility as a result of a large aggregate short position driving up the stock price over a short period of time, which is known as a “short squeeze.” Furthermore, some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results, and financial condition.

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
In May 2016, we announced a stock repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $17.6 million of our outstanding Class A common stock. However, we are not obligated to acquire any shares of our Class A common stock, and holders of our Class A common stock should not rely on the share repurchase program to increase their liquidity. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. Any stock repurchase would be through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations. We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 23,000 square feet under a lease expiring on June 30, 2025. We occupy regional offices in Phoenix, Arizona; Oak Brook, Illinois; Portland, Maine; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Renton, Washington, Richmond Hill, Ontario; and London, England, each less than 20,000 square feet, under lease agreements. In addition, we lease space, typically of lesser size, for 50 field offices throughout North America and the United Kingdom We also own 160 small-scale renewable energy plants throughout North America and two in Ireland, which are located on sites we own or lease, or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
As previously disclosed, the staff of the United States SEC requested information with respect to revenue recognition for our software-as-a-service businesses during the period beginning January 1, 2014 through September 30, 2020. We cooperated with the SEC’s request and in August 2022 the SEC staff notified us that their review has been concluded, and that they do not intend to recommend any further action at this time.
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
As of February 24, 2023, and according to the records of our transfer agent, there were 11 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return attained by our Class A common shareholders with the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. The information presented assumes an investment of $100 on December 31, 2017 and that all dividends were reinvested. The graph shows the value that each of these investments would have had at the end of each year.

	12/31/2017	12/31/2018	12/31/2019	12/30/2020	12/30/2021	12/31/2022
Ameresco, Inc.	$100.00	$163.95	$203.49	$607.44	$946.98	$664.42
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
NASDAQ Clean Edge Green Energy Index	$100.00	$87.89	$125.39	$357.14	$347.70	$242.88
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the quarter ended December 31, 2022. As of December 31, 2022, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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
We provide solutions primarily throughout the U.S., Canada, the United Kingdom, and Europe, and our revenues are derived principally from energy efficiency projects, which entail the design, engineering, and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and joint venture arrangements have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. In December 2021, we completed the acquisition of Plug Smart, an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems, which is included in our U.S. Regions segment. The pro forma effects of this acquisition were not material to our operations for the fiscal years presented. During 2022, we entered into joint venture arrangements in Greece and California and acquired an operating wind farm in Ireland.
Key Factors and Trends
The Inflation Reduction Act
The IRA was signed into law by President Biden on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry, however, we are continuing to evaluate the overall impact and applicability of the IRA to our current and planned projects, and we may experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.

Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, including the result of supply chain challenges, development of the COVID-19 pandemic, war in Ukraine, evolving relations between the U.S. and China, and other geopolitical tensions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays as well as shortage of certain components needed for our business, such as lithium-ion battery cells, semiconductors, and other components required for our clean energy solutions may continue or become more pronounced.

During the year ended December 31, 2022, we were impacted by supply chain disruptions and varying levels of inflation, as a result of COVID-19 and macroeconomic conditions, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, including those pursuant to the SCE Agreement, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the year ended December 31, 2022. We expect the trends of supply chain challenges and inflationary pressures to continue beyond this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
On April 1, 2022, the U.S. Department of Commerce initiated an investigation to determine whether imports of crystalline silicon photovoltaic cells and modules which are manufactured in Cambodia, Thailand, Vietnam, or Malaysia using components from China are circumventing existing anti-dumping (“ADD”) and countervailing duties (“CVD”) on solar cells and modules from China. The full investigation is estimated to take 365 days. In June 2022 President Biden announced an executive action which guaranteed that any duties that could be levied as a result of this investigation, will not be imposed on imports by U.S importers between June 2022 and June 2024.
While the Biden executive action will prevent new duties stemming from this investigation from being applied during this period, the Commerce Department investigation continues. In December 2022, the Department issued a preliminary determination which found that certain solar products from these four countries were, in fact, circumventing existing Chinese tariffs. The final results of the investigation are expected to be issued by May 1, 2023. If the Department upholds it preliminary ruling, new tariffs could be applied beginning June 2024. Additionally, legislation has been introduced in both the U.S. Senate and U.S. House of Representatives seeking to overturn President Biden’s executive action that suspended solar import duties.
Given that the Biden policy remains in place and that we have an existing inventory of solar panels from a large purchase several years ago, we do not expect that this investigation will have a material impact on our business in the near term. However, any resulting duties or other trade restrictions imposed may disrupt the solar panel supply chain, increase the cost for solar cells and panels, and ultimately impact the demand for clean energy solutions. We are closely monitoring the investigation and any regulations issued in connection with it.
Climate Change and Effects of Seasonality
The global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. See “Our business depends in part on federal, state, provincial and local government support or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors..
Climate change also brings risks, as the impacts have caused us to experience more frequent and severe weather interferences, and this trend is expected to continue. We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, and climates that experience extreme weather events, such as wildfires, storms or flooding, hurricanes, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year, however, this may become harder to predict with the potential effects of climate change. As a result of such fluctuations, we may occasionally experience declines in revenues or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors.

The SCE Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. The SCE Agreement required substantial completion of all facilities, subject to extension for specified force majeure events and customer-caused delays, to be completed no later than August 1, 2022 (the “Guaranteed Completion Date”) and provided for availability and capacity guarantees. We have made force majeure claims under the SCE Agreement as battery supply delays resulting from COVID-19 lockdowns in several regions around China, newly implemented Chinese transportation safety policies and related supply chain delays impacted our ability to achieve the Guaranteed Completion Date on August 1, 2022. In 2022, SCE also instructed us to adjust the project schedule into 2023 and in early 2023 we made further weather-related force majeure claims. Under the terms of the SCE Agreement, we are entitled to recover costs associated with schedule changes requested by SCE. We are working with SCE to analyze and estimate these costs as well as the applicability and scope of force majeure relief based on our force majeure claims. If we fail to come to an agreement with SCE about extensions to the Guaranteed Completion Date and the applicability of force majeure relief, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with schedule changes, and under certain circumstances SCE may have a right to terminate the agreement.
Despite the delays, the SCE projects progressed further during the quarter ended December 31, 2022. Considering the schedule adjustments requested by SCE and the delays disclosed earlier, we anticipate the projects to be in service and achieve substantial completion prior to the summer of 2023. However, a majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the year ended December 31, 2022, we granted 1,605,000 common stock options to certain employees and 12,978 restricted stock units to our non-employee Directors’ under our 2020 Stock Incentive Plan. As a result, our stock-based compensation expense increased from $8.7 million for the year ended December 31, 2021 to $15.0 million for the year ended December 31, 2022. The increase in the number of stock options granted and higher grant date fair value resulted in the increased stock-based compensation in 2022. In addition, our unrecognized stock-based compensation expense increased from $41.1 million at December 31, 2021 to $46.7 million at December 31, 2022, and is expected to be recognized over a weighted-average period of three years. See Note 14 “Stock-based Compensation and Other Employee Benefits” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of December 31,
(In Thousands)	2022	2021
Project Backlog
Fully-contracted backlog	$1,001,325	$1,509,300
Awarded, not yet signed customer contracts	1,638,640	1,542,760
Total project backlog	$2,639,965	$3,052,060
12-month project backlog	$595,020	$1,296,410

O&M Backlog
Fully-contracted backlog	$1,231,120	$1,131,660
12-month O&M backlog	$89,520	$70,306
Our $892 million SCE Agreement was entered into in October 2021 and increased our fully-contracted backlog at December 31, 2021 compared to December 31, 2022, and the majority of our revenues under this contract were recognized in 2022.
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1,625.7 million as of December 31, 2022, including $98.8 million attributable to a non-controlling interest, and $1,247.5 million as of December 31, 2021. The portion related to spending for EaaS assets was approximately $36.4 million and $70.0 million at December 31, 2022 and 2021, respectively. These are also important metrics because they help us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income for the periods indicated (1):

	Year Ended December 31,
	2022		2021		Year-Over-Year Change
(In Thousands)	Dollar Amount	% of Revenues	Dollar Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,824,422	100.0%	$1,215,697	100.0%	$608,725	50.1%
Cost of revenues	1,533,589	84.1%	985,340	81.1%	548,249	55.6%
Gross profit	290,833	15.9%	230,357	18.9%	60,476	26.3%
Selling, general and administrative expenses	157,841	8.7%	134,923	11.1%	22,918	17.0%
Operating income	132,992	7.3%	95,434	7.9%	37,558	39.4%
Other expenses, net	27,273	1.5%	17,290	1.4%	9,983	57.7%
Income before income taxes	105,719	5.8%	78,144	6.4%	27,575	35.3%
Income tax expense (benefit)	7,170	0.4%	(2,047)	(0.2)%	9,217	(450.3)%
Net income	$98,549	5.4%	$80,191	6.6%	$18,358	22.9%
Net income attributable to non-controlling interest and redeemable non-controlling interest	$(3,623)	(0.2)%	$(9,733)	(0.8)%	$(6,110)	(62.8)%
Net income attributable to common shareholders	$94,926	5.2%	$70,458	5.8%	$24,468	34.7%

(1) A comparison of our 2021 and 2020 results can be found in Item 7 of our 2021 Form 10-K filed with the SEC.
Our results of operations for the year-ended December 31, 2022 reflect year-over-year growth in terms of revenues, operating income, and net income attributable to common shareholders. All financial result comparisons are against the prior year period.

Our strong operating results are due to the following:
•Revenue: total revenues increased primarily due to a $577.3 million, or 64%, increase in our project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above, however, our gross profit as a percent of revenues decreased due to the higher revenue contribution from our lower margin, design-build SCE battery storage project.
•Selling, General and Administrative Expenses: the increase is primarily due to higher net salaries and benefits of $13.4 million as a result of increased headcount and an increase in non-cash stock-based compensation expense and higher insurance costs related to the continued growth of the business.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net increased primarily due to higher interest expenses, net of interest income of $12.1 million related to a higher average balance on our senior secured debt facility, partially offset by an increase in government incentives of $1.6 million.
•Income before Income Taxes: the increase is due to reasons described above.
•Income Tax Expense (Benefit): the provision for income taxes is based on various rates set by federal, state, provincial, and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was higher in 2022 as compared to 2021 primarily due to higher domestic income resulting in higher state taxes, lower levels of compensation deductions related to employee stock option exercises, and less favorable tax adjustments related to partnership flip transactions, partially offset by the availability of additional Section 179D deductions for 2021 and 2022. The tax benefit rate for 2021 was favorable, primarily due to increases in the benefits associated with energy efficiency tax incentives, including Section 48 Solar Investment Tax Credits, deductions associated with the Section 179D Commercial Buildings Energy Efficiency Tax Deduction, and compensation deductions resulting from employee stock option disqualifying dispositions.
•Net Income and Earnings Per Share: Net income attributable to common shareholders increased due to the reasons described above. Basic earnings per share for 2022 was $1.83 an increase of $0.45 per share compared to 2021. Diluted earnings per share for 2022 was $1.78, an increase of $0.43 per share, compared to 2021.
Business Segment Analysis
Our reportable segments for the year ended December 31, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)), and All Other. On January 1, 2022, we changed the structure of our internal organization, and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes. See Note 20 “Business Segment Information” for additional information about our segments.
Revenues

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2022	2021	Dollar Change	% Change
U.S. Regions	$1,123,343	$551,118	$572,225	103.8%
U.S. Federal	391,891	392,948	(1,057)	(0.3)
Canada	58,558	49,483	9,075	18.3
Alternative Fuels	114,459	111,223	3,236	2.9
All Other	136,171	110,925	25,246	22.8
Total revenues	$1,824,422	$1,215,697	$608,725	50.1%
•U.S. Regions: the increase is primarily due to a $561.0 million, or 115%, increase in project revenues attributable to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage project, versus the prior year and a $7.9 million, or 20%, increase in revenue from the growth of our energy assets in operation.
•U.S. Federal: the decrease is primarily due to a $6.8 million, or 2%, decrease in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year, partially offset by an increase of $4.8 million in O&M revenue and a $0.9 million, or 19%, increase in revenue from the growth of our energy assets in operation.
•Canada: the increase is primarily due to higher project revenues which were partially offset by unfavorable foreign exchange rates.
•Alternative Fuels: the increase is primarily due to a $2.3 million, or 2%, increase in energy asset revenues resulting from the continued growth of our operating portfolio and increased renewable gas production levels.
•All Other: the increase is due to a $15.7 million increase in project revenues primarily in the United Kingdom related to an increase in volume and progression of certain active projects and a $8.5 million increase in integrated-PV revenues resulting from increased activity in the oil and gas market.
Income before Income Taxes and Unallocated Corporate Activity

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2022	2021	Dollar Change	% Change
U.S. Regions	$88,531	$38,285	$50,246	131.2%
U.S. Federal	50,866	52,388	(1,522)	(2.9)
Canada	2,554	1,581	973	61.5
Alternative Fuels	22,989	27,774	(4,785)	(17.2)
All Other	11,959	5,477	6,482	118.3
Unallocated corporate activity	(71,180)	(47,361)	(23,819)	50.3
Income before income taxes	$105,719	$78,144	$27,575	35.3%
•U.S. Regions: the increase is primarily due to the higher revenues described above, partially offset by higher salaries and benefit costs, and other expenses which included a non-cash adjustment to recognize additional contingent consideration related to one of our acquisitions.
•U.S. Federal: the decrease is due primarily to the decrease in revenues described above, partially offset by a decrease in operating expenses attributed to an increase in earnings recognized from an unconsolidated equity investment.
•Canada: the increase is primarily due to the increase in project revenues described above.
•Alternative Fuels: the decrease is primarily due to higher direct costs related to unplanned downtime, higher depreciation expense related to the timing of assets placed in operations, and higher interest expense, partially offset by lower mark to market losses on our unhedged commodity gas swaps, and lower other expenses which included an impairment charge in the prior year.
•All Other: the increase is primarily due to higher revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the reportable segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher salaries and benefit costs of $9.8 million, which includes a $6.3 million increase in non-cash stock-based compensation expense due to increased option grants with a higher grant date fair value, and increased insurance costs and interest expenses described above.
Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, and various forms of other debt (see “Project Financing” below). In addition, in March 2021, we completed an underwritten public offering of 2,875,000 shares of our Class A Common Stock, for total net proceeds of $120.1 million. See Note 13 “Equity and Earnings per Share” for additional information.
Working capital requirements can be susceptible to fluctuations during the year due to timing differences between costs incurred, the timing of milestone-based customer invoices and actual cash collections. Working capital may also be affected by seasonality, growth rate of revenue, long lead-time equipment purchase patterns, advances from Federal ESPC projects, and payment terms for payables relative to customer receivables.

We expect to incur additional expenditures in connection with the following activities:
•equity investments, energy asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations for twelve months from filing this Report and thereafter. We funded a significant portion of the contract expenditures for our SCE battery storage project in advance of customer receipts during the year ended December 31, 2022. With the schedule adjustment requested by SCE and the anticipated timeline for completing the projects, we expect to continue to incur and fund capital expenditures for the SCE battery project into the first half of 2023, net of any cash collected on amounts invoiced.
We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital requirements during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the evolution of the COVID-19 pandemic, the duration of supply challenges, and the rate and duration of the inflationary pressures. For example, increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past few quarters, ensuring that our assets in development continue to align with our hurdle rates.
Senior Secured Credit Facility — Revolver and Term Loans
On March 4, 2022, we entered into the fifth amended and restated senior secured credit facility, which increased the aggregate amount of total commitments from $245.0 million to $495.0 million. This amendment increased the aggregate amount of the revolving commitments from $180.0 million to $200.0 million, increased the existing term loan A to $75.0 million, and extended the maturity date of the revolving commitment and term loan A from June 28, 2024 to March 4, 2025. In addition, it added a delayed draw term loan A for up to $220.0 million through a September 4, 2023 maturity date, increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.50 for the quarter ended March 31, 2022; 4.25 for the quarter ended June 30, 2022; 4.00 for the quarters ended September 30, 2022 and December 31, 2022; and 3.50 thereafter. The amendment also specified the debt service coverage ratio to be less than 1.5 and increased our limit under an energy conservation project financing to $650.0 million, which provides us with flexibility to grow our federal business further. At December 31, 2022, our senior secured credit facility outstanding was $477.9 million, we had funds of $0.3 million available under the revolving credit facility, and had $16.8 million in letters of credit outstanding.
On June 9, 2022, we entered into the first amendment to the fifth amended and restated senior secured credit facility, which temporarily increased the maximum indebtedness incurred under an energy conservation project financing from $650.0 million to $725.0 million from and after April 1, 2022 to and including December 30, 2022. As of December 31, 2022, the maximum indebtedness incurred under an energy conservation project financing reverted back to $650,000.
Project Financing
Non-recourse Construction Revolvers and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc.
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

Material non-recourse construction revolvers and term loan financing during the year ended December 31, 2022 was our Non-recourse Fixed Rate Note, 6.50%, due October 2037.
As of December 31, 2022, our total construction and term loans outstanding was $300.8 million. See Note 9 “Debt and Financing Lease Liabilities” for additional information about these loans.
Non-recourse Sale-leasebacks and Financing Leases
We have entered into sale-leaseback arrangements for solar PV energy assets with multiple investors and in accordance with Topic 842, Leases, all sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities.
As of December 31, 2022, our total sale-leasebacks classified as long-term financing facilities outstanding was $120.9 million.
As of December 31, 2022, our total financing leases outstanding was $16.1 million. These are our sale-leaseback arrangements entered into as of December 31, 2018 which remain under the previous guidance.
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
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $478.5 million in principal amounts as of December 31, 2022 and $532.3 million as of December 31, 2021. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $238.4 million during the year ended December 31, 2022 and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $259.5 million during the year ended December 31, 2022. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheets as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements in this Report.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Selected Measures of Liquidity and Capital Resources

	December 31,
(In Thousands)	2022	2021
Cash and cash equivalents	$115,534	$50,450
Working capital	$189,283	$164,361
Availability under revolving credit facility	$345	$121,176

Cash Flows
The following table summarizes our changes in cash and cash equivalents:

	Year Ended December 31,
(In Thousands)	2022	2021
Cash flows used in operating activities	$(338,288)	$(172,296)
Cash flows used in investing activities	(328,358)	(205,257)
Cash flows provided by financing activities	730,227	365,461
Effect of exchange rate changes on cash	(747)	309
Net increase (decrease) in cash, cash equivalents, and restricted cash	$62,834	$(11,783)
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
Cash Flows from Operating Activities
Our cash flow from operating activities in 2022 decreased over 2021 primarily due to a $159.4 million increase in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project, a decrease of $47.3 million in accounts payable, accrued expenses and other current liabilities, and an increase of $9.8 million in Federal ESPC receivables, partially offset by an increase of $18.4 million in net income.
Cash Flows from Investing Activities
During 2022, we made capital investments of $304.6 million in new energy assets and $18.0 million in major maintenance of energy assets, compared to $170.3 million and $8.6 million, respectively, in 2021. Last year we paid $14.9 million, net of cash received, for an acquisition and also contributed $9.0 million to an equity investment.
We currently plan to invest approximately $325.0 million to $375.0 million in capital investments in 2023, principally for the construction or acquisition of new renewable energy plants.
Cash Flows from Financing Activities
Our primary sources of financing during 2022 were proceeds of $468.5 million from long-term debt financings and construction revolvers, $252.7 million from advances on Federal ESPC projects and energy assets, and net proceeds from our senior secured revolving credit facility of $137.9 million, partially offset by repayments of long-term debt totaling $161.9 million.
During 2021, we received net proceeds of $186.0 million from long-term debt financings, $161.2 million from advances on Federal ESPC projects and energy assets, and net proceeds of $120.1 million from our equity offering, partially offset by repayments of long-term debt totaling $98.2 million.
We currently plan additional financings of $250.0 million to $300.0 million in 2023 to fund the construction or acquisition of new renewable energy plants as discussed above.
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
Based on our goodwill impairment assessment, all of our reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 20% as of December 31, 2022 and 61% as of December 31, 2021. During the year ended December 31, 2021, we recognized a long-lived asset impairment charge of $1.9 million on one of our energy asset groups. See Note 7 “Energy Assets” for additional information.

Income Taxes
We are subject to income taxes in the U.S. and five foreign jurisdictions. Significant judgment is required in determining income tax expense, deferred tax assets and liabilities and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period. We took advantage of the Safe Harbor commence-construction provisions contained in IRS Notice 2018-59 by pre-purchasing solar equipment in 2019 thereby preserving the ability to take 30% ITC for projects placed in service before 2024. However, the IRA signed by the President on August 16, 2022 increased the ITC rate back to 30% for projects placed in service after January 1, 2022 and before January 1, 2033. If these or other deductions and credits expire without being extended, or otherwise are reduced or eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income. In addition, our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy-efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. That Act made changes to the way the deduction is calculated. On December 23, 2022, the IRS issued Announcement 2023-1 which clarified the energy efficiency standards which will be applied to projects placed in service for 2021 and 2022. If those changes result in lower levels of energy efficiency improvements, it could impact the deduction available and the tax rate.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in U.S. dollars, Canadian dollars, British pounds sterling (“GBP”), and Euros. Changes in these rates may have an impact on future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.
Interest Rate Risk
We had cash and cash equivalents totaling $115.5 million as of December 31, 2022 and $50.5 million as of December 31, 2021. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
Derivative Instruments
We do not enter into derivative instruments for trading or speculative purposes. However, through our subsidiaries we do enter into derivative instruments for purposes other than trading purposes. Certain of the term loans that we use to finance our renewable energy projects bear variable interest rates that are indexed to short-term market rates. We have entered into interest rate swaps in connection with these term loans in order to seek to hedge our exposure to adverse changes in the applicable short-term market rate. In some instances, the conditions of our renewable energy project term loans require us to enter into interest rate swap agreements in order to mitigate our exposure to adverse movements in market interest rates. All but two of the interest rate swaps that we have entered into qualify and have been designated as cash flow hedges. In the past, we entered into commodity swap contracts in order to hedge our exposure to adverse changes in the short-term market rates of natural gas, which have not been designated for hedge accounting, and may do so in the future.
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
Our exposure to market interest rate risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow. See Notes 2 “Summary of Significant Accounting Policies”, 18 “Fair Value Measurement”, and 19 “Derivative Instruments and Hedging Activities” included in Item 8 of this Report for additional information about our derivative instruments.
Foreign Currency Risk
We have revenues, expenses, assets, and liabilities that are denominated in foreign currencies, principally the Canadian dollar and British pound sterling (“GBP”). Also, a significant number of employees are located in Canada and the United Kingdom, and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the United Kingdom When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian and United Kingdom subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of our Canadian and United Kingdom subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2022, due to the weakening of the Canadian dollar and GBP versus the U.S. dollar, our foreign currency translation resulted in a loss of $3.4 million which we recorded as a decrease in accumulated other comprehensive loss, compared to $0.2 million for the year ended December 31, 2021. As a consequence, gross profit, operating results, profitability, and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries but have elected to invest in new business opportunities there. See Note 10, “Income Taxes” to our consolidated financial statements in this Report. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	41
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	44
Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	46
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	47
Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the years ended December 31 ,2022, December 31, 2021, and December 31, 2020	48
Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	49
Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ameresco, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, other comprehensive income, changes in redeemable non-controlling interests and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinions
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
Goodwill Impairment
As described in Notes 2 and 5 to the financial statements, management tests the Company’s goodwill, which had a balance of $70.6 million as of December 31, 2022, for impairment, at the reporting unit level, at December 31 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach, using a peer-based guideline company method based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics.
We identified the annual goodwill impairment assessment for one of the Company’s reporting units as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of this reporting unit, including management’s forecasts of revenue and expense growth rates, management’s selection of the discount rate for the income approach and management’s estimates of the multiples of earnings of comparable entities with similar operations and economic characteristics for the market approach. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the goodwill impairment assessment.
Our audit procedures related to the assessment of goodwill impairment included the following, among others:
•We obtained an understanding of the relevant controls relating to management’s goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions used in the estimate of fair value, including forecasted revenue and expense growth rates, the selected discount rates, and the selected multiples of earnings.
•We evaluated the reasonableness of management’s forecasts of revenue and expense growth rates by comparing the projections to historical results and testing certain contracts contributing to the revenue forecast..
•We tested the underlying data used by management in their development of forecasts of revenue and expense growth rates for accuracy and completeness.
•We evaluated the reasonableness of management’s selection of comparable entities with similar operations and economic characteristics.
•With the assistance of our valuation specialists, we evaluated the reasonableness of management’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the discount rate and multiples of earnings by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Developing an independent expectation of the discount rate and compared against the discount rate selected by management.
◦Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.
Revenue from Contracts with Customers – Project Revenue
As described in Notes 2 and 3 to the financial statements, the Company’s projects line of business, which relates to the construction of energy efficiency projects, including the design, engineering and installation of technologies and techniques to improve energy efficiency and control the operation of a building’s energy- and-water-consuming systems, recognized revenue of $1.48 billion during the year ended December 31, 2022. Typically, the Company provides a service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The Company’s project revenues are generated from long-term contracts whereby revenue is recognized over time using the cost-based input method. The Company uses total costs incurred on the project relative to the total expected costs to estimate progression towards the satisfaction of the performance obligation.

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
Boston, Massachusetts
February 28, 2023

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (1)	$115,534	$50,450
Restricted cash (1)	20,782	24,267
Accounts receivable, net (1)	174,009	161,970
Accounts receivable retainage	38,057	43,067
Costs and estimated earnings in excess of billings (1)	576,363	306,172
Inventory, net	14,218	8,807
Prepaid expenses and other current assets (1)	38,617	25,377
Income tax receivable	7,746	5,261
Project development costs, net	16,025	13,214
Total current assets (1)	1,001,351	638,585
Federal ESPC receivable	509,507	557,669
Property and equipment, net (1)	15,707	13,117
Energy assets, net (1)	1,181,525	856,531
Goodwill, net	70,633	71,157
Intangible assets, net	4,693	6,961
Operating lease assets (1)	38,224	41,982
Restricted cash, non-current portion	13,572	12,337
Deferred income tax assets, net	3,045	3,703
Other assets (1)	38,564	22,779
Total assets (1)	$2,876,821	$2,224,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease liabilities (1)	$331,479	$78,934
Accounts payable (1)	349,126	308,963
Accrued expenses and other current liabilities (1)	89,166	43,311
Current portion of operating lease liabilities (1)	5,829	6,276
Billings in excess of cost and estimated earnings	34,796	35,918
Income taxes payable	1,672	822
Total current liabilities (1)	812,068	474,224
Long-term debt and financing lease liabilities, net of current portion, unamortized discount, and debt issuance costs (1)	568,635	377,184
Federal ESPC liabilities	478,497	532,287
Deferred income tax liabilities, net	9,181	3,871
Deferred grant income	7,590	8,498
Long-term operating lease liabilities, net of current portion (1)	31,703	35,135
Other liabilities (1)	49,493	43,176
Commitments and contingencies:
Redeemable non-controlling interests, net	46,623	46,182
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) of $213,913 as of December 31, 2022 and $124,454 as of December 31, 2021. Includes non-recourse liabilities of consolidated VIEs of $50,729 as of December 31, 2022 and $31,125 as of December 31, 2021. See Note 11.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Continued)

	December 31,
	2022	2021
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,050,157 shares issued and 33,948,362 shares outstanding at December 31, 2022, 35,818,104 shares issued and 33,716,309 shares outstanding at December 31, 2021	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2022 and 2021	2	2
Additional paid-in capital	306,314	283,982
Retained earnings	533,549	438,732
Accumulated other comprehensive loss, net	(4,051)	(6,667)
Treasury stock, at cost, 2,101,795 shares at December 31, 2022 and 2021	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	824,029	704,264
Non-controlling interests	49,002	—
Total stockholders’ equity	873,031	704,264
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$2,876,821	$2,224,821

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,824,422	$1,215,697	$1,032,275
Cost of revenues	1,533,589	985,340	844,726
Gross profit	290,833	230,357	187,549
Selling, general and administrative expenses	157,841	134,923	116,050
Operating income	132,992	95,434	71,499
Other expenses, net	27,273	17,290	15,071
Income before income taxes	105,719	78,144	56,428
Income tax expense (benefit)	7,170	(2,047)	(494)
Net income	98,549	80,191	56,922
Net income attributable to non-controlling interest and redeemable non-controlling interest	(3,623)	(9,733)	(2,870)
Net income attributable to common shareholders	$94,926	$70,458	$54,052
Net income per share attributable to common shareholders:
Basic	$1.83	$1.38	$1.13
Diluted	$1.78	$1.35	$1.10
Weighted average common shares outstanding:
Basic	51,841	50,855	47,702
Diluted	53,278	52,268	49,006
`
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$98,549	$80,191	$56,922
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax effect of $2,039, $662, and $(1,014), respectively	6,017	2,793	(2,784)
Foreign currency translation adjustment	(3,401)	(170)	1,008
Total other comprehensive income (loss)	2,616	2,623	(1,776)
Comprehensive income	101,165	82,814	55,146
Comprehensive income attributable to redeemable non-controlling interests	(3,623)	(9,733)	(2,870)
Comprehensive income attributable to common shareholders	$97,542	$73,081	$52,276

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
		Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2019	$31,616	29,230,005	$3	18,000,000	$2	133,688	$314,459	2,101,340	$(11,782)	$(7,514)	$—	$428,856
Exercise of stock options, net	—	946,139	—	—	—	8,995	—	—	—	—	—	8,995
Stock-based compensation expense	—	—	—	—	—	1,933	—	—	—	—	—	1,933
Employee stock purchase plan	—	48,965	—	—	—	880	—	—	—	—	—	880
Open market purchase of common shares	—	(455)	—	—	—	—	—	455	(6)	—	—	(6)
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(2,784)	—	(2,784)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,008	—	1,008
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $622	5,777	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,534)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	121	—	—	—	—	—	(121)	—	—	—	—	(121)
Net income	2,870	—	—	—	—	—	54,052	—	—	—	—	54,052
Balance, December 31, 2020	38,850	30,224,654	3	18,000,000	2	145,496	368,390	2,101,795	(11,788)	(9,290)	—	492,813
Equity offering of common stock, net of offering costs of $6,416	—	2,875,000	—	—	—	120,084	—	—	—	—	—	120,084
Exercise of stock options, net	—	587,775	—	—	—	5,563	—	—	—	—	—	5,563
Stock-based compensation expense	—	—	—	—	—	8,716	—	—	—	—	—	8,716
Employee stock purchase plan	—	28,880	—	—	—	1,364	—	—	—	—	—	1,364
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	2,793	—	2,793
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(170)	—	(170)
Contributions from redeemable non-controlling interests, net of tax equity financing fees of $65	2,251	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable non-controlling interests	(1,009)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	116	—	—	—	—	—	(116)	—	—	—	—	(116)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	—	2,759
Net income	9,733	—	—	—	—	—	70,458	—	—	—	—	70,458
Balance, December 31, 2021	46,182	33,716,309	3	18,000,000	2	283,982	438,732	2,101,795	(11,788)	(6,667)	—	704,264
Exercise of stock options, net	—	195,888	—	—	—	3,954	—	—	—	—	—	3,954
Stock-based compensation expense	—	—	—	—	—	15,046	—	—	—	—	—	15,046
Employee stock purchase plan	—	36,165	—	—	—	2,009	—	—	—	—	—	2,009
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	6,017	—	6,017
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,401)	—	(3,401)
Distributions to redeemable non-controlling interests	(1,039)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	109	—	—	—	—	—	(109)	—	—	—	—	(109)
Investment fund call option exercise	(2,162)	—	—	—	—	1,323	—	—	—	—	—	1,323
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	48,912	48,912
Net income	3,533	—	—	—	—	—	94,926	—	—	—	90	95,016
Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	2,101,795	$(11,788)	$(4,051)	$49,002	$873,031
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$98,549	$80,191	$56,922
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	49,755	43,113	38,039
Depreciation of property and equipment	2,665	3,143	3,317
Amortization of debt discount and debt issuance costs	4,211	2,849	2,686
Amortization of intangible assets	1,858	321	685
Net increase in fair value of contingent consideration	1,614	—	—
Accretion of ARO	146	123	93
(Recoveries of) provision for bad debts	(382)	187	282
Impairment of long-lived assets / loss on disposal	937	1,901	2,696
Gain on sale of equity investments	—	(575)	—
(Earnings) loss of unconsolidated entities	(1,647)	118	225
Net (gain) loss from derivatives	(212)	240	(705)
Stock-based compensation expense	15,046	8,716	1,933
Deferred income taxes, net	3,918	(4,760)	3,401
Unrealized foreign exchange (gain) loss	(123)	142	(306)
Changes in operating assets and liabilities:
Accounts receivable	3,477	(15,953)	(24,178)
Accounts receivable retainage	4,716	(12,882)	(13,113)
Federal ESPC receivable	(259,499)	(249,728)	(227,078)
Inventory, net	(5,411)	(232)	660
Costs and estimated earnings in excess of billings	(272,629)	(113,192)	19,474
Prepaid expenses and other current assets	(3,182)	1,770	517
Project development costs	(685)	1,949	(3,085)
Other assets	(11,327)	(1,870)	311
Accounts payable, accrued expenses, and other current liabilities	36,155	83,473	29,047
Billings in excess of cost and estimated earnings	449	(693)	8,042
Other liabilities	(5,074)	(5,036)	1,844
Income taxes payable, net	(1,613)	4,389	(4,292)
Cash flows from operating activities	(338,288)	(172,296)	(102,583)
Cash flows from investing activities:
Purchases of property and equipment	(5,296)	(4,896)	(2,211)
Capital investment in energy assets	(304,596)	(170,277)	(175,650)
Capital investment in major maintenance of energy assets	(18,007)	(8,602)	(4,896)
Grant award proceeds for energy assets	—	774	1,874
Proceeds from sale of equity investment	—	1,672	—
Acquisitions, net of cash received	—	(14,928)	—
Contributions to equity investment	—	(9,000)	(132)
Loans to joint venture investments	(459)	—	—
Cash flows from investing activities	(328,358)	(205,257)	(181,015)

See accompanying notes to consolidated financial statements.
AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2022	2021	2020

Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$—	$120,084	$—
Payments of debt discount and debt issuance costs	(3,695)	(2,919)	(5,234)
Proceeds from exercises of options and ESPP	5,963	6,927	9,875
Repurchase of common stock	—	—	(6)
Proceeds from (payments on) senior secured revolving credit facility, net	137,900	(8,073)	3,000
Proceeds from long-term debt financings	468,476	185,994	116,067
Proceeds from Federal ESPC projects	238,360	159,216	248,917
Net proceeds for customer energy asset projects	14,341	2,033	1,378
Investment fund call option exercise	(839)	(1,000)	—
Contributions from non-controlling interest	32,706	—	—
(Distributions to) proceeds from redeemable non-controlling interests, net	(1,128)	1,399	4,805
Payments on long-term debt and financing leases	(161,857)	(98,200)	(73,633)
Cash flows from financing activities	730,227	365,461	305,169
Effect of exchange rate changes on cash	(747)	309	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	62,834	(11,783)	21,573
Cash, cash equivalents, and restricted cash, beginning of year	87,054	98,837	77,264
Cash, cash equivalents, and restricted cash, end of year	$149,888	$87,054	$98,837
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,954	$18,782	$20,143
Cash paid for income taxes	$7,278	$2,670	$1,465
Non-cash Federal ESPC settlement	$293,427	$67,286	$54,139
Accrued purchases of energy assets	$88,793	$37,064	$43,807
Non-cash contributions from non-controlling interest	$16,206	$—	$—
Non-cash portion of investment fund call option exercise	$1,323	$2,759	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$115,534	$50,450	$66,422
Short-term restricted cash	20,782	24,267	22,063
Long-term restricted cash	13,572	12,337	10,352
Total cash, cash equivalents, and restricted cash	$149,888	$87,054	$98,837

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco”, “we,” “our,” or “us”) was organized as a Delaware corporation on April 25, 2000. We are a leading cleantech integrator and renewable energy asset developer, owner and operator. Our comprehensive portfolio includes energy efficiency, infrastructure upgrades, asset sustainability and renewable energy solutions delivered to clients throughout North America, the United Kingdom, and Europe. We provide solutions, both services and products, that enable our customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of solutions includes upgrades to a facility’s energy infrastructure and the development, construction, and operation of distributed energy resources. We also sell certain solar photovoltaic (“solar PV”) equipment worldwide and operate in the United States, Canada and Europe. We have successfully completed energy saving, environmentally responsible projects with Federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers.
We are compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies), 2) the sale of energy from our energy assets, and 3) direct payment for solar PV equipment and systems.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, our subsidiaries, certain contracts in which we have a controlling financial interest and three investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with Ameresco as variable interest entities (“VIEs”). We use a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, we have determined that we are the primary beneficiary in all of our operational VIEs. We evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive income, net, within stockholders’ equity. We prepare our consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in circumstances could cause actual results to differ materially from those estimates. The most significant estimates and assumptions used in these consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for credit losses, realization of project development costs, leases, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of goodwill and long-lived assets, income taxes, and potential liability in conjunction with contingent consideration.
Self-insured Health Insurance
We are self-insured for employee health insurance and the maximum exposure in fiscal year 2022 under the plan was $175 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in our consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accrual for this liability could be different than our ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Our methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and our forecasts. Due to the short-term nature of our receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of our customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of our assessment, we also considered the current and expected future economic and market conditions due to the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted as of December 31, 2022 and 2021.
Changes in the allowance for credit losses was as follows:

	Year Ended December 31,
	2022	2021	2020
Allowance for credit loss, beginning of period	$2,263	$2,266	$2,260
(Recoveries of) charges to costs and expenses, net	(382)	187	282
Account write-offs and other	(970)	(190)	(276)
Allowance for credit loss, end of period	$911	$2,263	$2,266

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. We classify retainages that are expected to be billed in the next twelve months as current assets. As of December 31, 2022 and 2021, no amounts were determined to be uncollectible.
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
Project Development Costs
We capitalize only those costs incurred in connection with the development of energy projects, primarily direct labor, interest costs, outside contractor services, consulting fees, legal fees, and travel, if incurred after a point in time where the realization of related revenue becomes probable. Project development costs incurred prior to the probable realization of revenue are expensed as incurred. We classify project development efforts that are expected to proceed to construction activity in the next twelve months as a current asset. We periodically review these balances and write off any amounts where the realization of the related revenue is no longer probable. Project development costs of $0 and $2,217 were included in other long-term assets as of December 31, 2022 and 2021, respectively.
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
Energy Assets
Energy assets consist of costs of materials, direct labor, interest costs, outside contract services, deposits, asset retirement obligations (“AROs”), and project development costs incurred in connection with the construction of small-scale renewable energy plants that we own. These amounts are capitalized and amortized to cost of revenues in our consolidated statements of income on a straight-line basis over the lives of the related assets or the terms of the related contracts.
Routine maintenance costs are expensed as incurred in our consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance includes upgrades and the refurbishment or replacing of components that are integral to

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
the energy assets operating. In these instances, the costs associated with major maintenance are capitalized and are depreciated over the shorter of the remaining life of the asset or the period up to the next required major maintenance.
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
We received grant proceeds from the Canadian government in connection with the construction of our energy assets in Canada of $774 during the year ended December 31, 2021. We did not receive any grant proceeds during the year ended December 31, 2022. We have a contribution agreement in place with Natural Resources Canada to fund 50% of the construction costs on a specific pilot project in Ontario. Cash proceeds are recorded as a deferred grant liability. Following commercial operation, the grant is subject to repayment to the government for a five-year period.
Deferred grant income of $7,590 and $8,498 in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively, represents the benefit of the basis difference to be amortized to depreciation expense over the life of the related property.
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
We elected the package of practical expedients and did not reassess lease classifications of existing contracts or leases at adoption or the initial direct costs associated with existing leases. Accordingly, our sale-leaseback arrangements entered into as of December 31, 2018 remain under the previous guidance. See the Sale-leasebacks and Financing Leases section below and Note 8 for additional information on these sale-leasebacks.
We have historical leases under ASC 840, Leases, which may have lease and non-lease components. Upon adoption of Topic 842, we elected to continue to account for these historical leases as a single component, as it relates to all prospective leases, we allocate consideration to lease and non-lease components based on pricing information in the respective lease agreement, or, if this information is not available, we make a good faith estimate based on the available pricing information at the time of the lease agreement. See Note 8 for additional information about our leases.
Other Assets
Other assets consist primarily of notes and contracts receivable due to Ameresco from various customers and also includes the fair value of derivatives determined to be assets, investments in unconsolidated joint ventures, the non-current portions of project development costs, accounts receivable retainages, sale-leaseback deferred loss and deferred contract costs.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist primarily of $47,041 in use and franchise tax payable, accrued payroll and payroll related expenses, sales tax payable, current portion of contingent consideration, and other accrued operating expenses.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Sale-leasebacks and Financing Leases
We entered into sale-leaseback arrangements that provided for the sale of solar PV energy assets to third-party investors and the simultaneous leaseback of the energy assets, which we then operate and maintain, recognizing revenue through the sale of the electricity and solar renewable energy credits generated by these energy assets.
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
In accordance with our adoption of Topic 842, sale-leaseback transactions are accounted for as financing liabilities on a prospective basis as we retain control of the underlying assets. As these transactions meet the criteria of a failed sale, the proceeds received in prospective transactions are accounted for as long-term financing liabilities with interest rates based upon the underlying details of each specific transaction.
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance. We recorded a financing lease asset and financing lease obligation in our consolidated balance sheets equal to the lower of the present value of our future minimum leaseback payments or the fair value of the solar PV energy asset. We deferred any gain or loss, which represents the excess or shortfall of cash received from the investor compared to the net book value of the asset, at the time of the sale. We recorded the long-term portion of any deferred gain in other liabilities or deferred loss in other assets and the current portion in accrued expenses and other current liabilities or prepaid expenses and other current assets in our consolidated balance sheets. The deferred amounts are amortized over the lease term and are included in cost of revenues in our consolidated statements of income.
See Notes 8 and 9 for details of our sales-leaseback and financing lease transactions.
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
Other Liabilities
Other liabilities consist primarily of the long-term portion of deferred revenue related to multi-year operation and maintenance contracts which expire at various dates through 2050. Other liabilities also include the fair value of derivatives and the long-term portions of sale-leaseback deferred gains. See Note 19 for additional derivative disclosures.
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
Maintenance revenue is recognized using the input method. In most cases, O&M fees are fixed annual fees and we record the revenue on a straight-line basis because the on-site O&M services are typically a distinct series of promises and those services have the same pattern of transfer to the customer (i.e., evenly over time). Some O&M service contract fees are based on time expended and in those cases, revenue is recorded based on the time expended in that month.
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
In accordance with specific PPA contract terms, we recognize revenues from the sale and delivery of the energy output from renewable energy plants over time as produced and delivered to the customer. Environmental attributes revenue is recognized at a point in time when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that we operate in. In the cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. We have determined that certain PPAs contained a lease component in accordance with ASC 840, Leases, prior to the adoption of Topic 842. We recognized $10,904, $11,726 and $9,143 of operating lease revenue under these agreements during the years ended December 31, 2022, 2021, and 2020, respectively.

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers. For most of our contracts, there are multiple promises of goods or services. Typically, we provide a significant service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, we consider the bundle of goods and services to be a single performance obligation. We may also promise to provide distinct goods or services within a contract, such as a project contract for installation of energy conservation measures and post-installation O&M services. In these cases, we separate the contract into more than one performance obligation and allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
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
Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the consolidated balance sheets as of December 31, 2022 and 2021, respectively. See Note 10 for additional information on income taxes.
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
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, long-term contract receivables, accounts payable, accrued expenses and other current liabilities, financing lease assets and liabilities, contingent consideration, short- and long-term borrowings, make-whole provisions, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, and short-term borrowings approximate fair value.
The carrying value of long-term variable-rate debt approximates fair value. As of December 31, 2022, the carrying value of our long-term debt exceeds its fair value of $869,771 by approximately $14,283. Fair value of our debt is based on quoted market prices or on rates available to us for debt with similar terms and maturities, which are level two inputs of the fair value hierarchy, as defined in Note 18.
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
Share Repurchase Program
In April 2016, our Board of Directors authorized the repurchase of up to $10,000 of our Class A common stock from time to time on the open market or in privately negotiated transactions. Our Board of Directors authorized an increase in the share repurchase to $15,000 of our Class A common stock in February 2017 and to $17,553 of our Class A common stock in August 2019. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The repurchase program has and will be funded using our working capital and borrowings under our revolving line of credit. We account for share repurchases using the cost method and the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the years ended December 31, 2022 and December 31, 2021, we repurchased no shares, and during the year ended December 31, 2020, we repurchased 0.5 shares of common stock in the amount of $6, net of fees of immaterial amounts.
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
We account for our interest rate and commodity swaps as derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this guidance, derivatives are carried on our consolidated balance sheets at fair value which is determined based on observable market data in combination with expected cash flows for each instrument. Some of our debt agreements contain make-whole provisions which we account for as embedded derivatives in accordance with related guidance. Under this guidance, the derivative is bifurcated from its host contract and recorded on our consolidated balance sheets at fair value by either comparing it against the rates of similar debt instruments under similar terms without a make-whole provision obtained from various highly rated third-party pricing sources or evaluating the present value of the prepayment fee.
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
We evaluate each partnership and joint venture at inception to determine if it qualifies as a VIE under ASC 810, Consolidation. A VIE is an entity used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE.
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
We generally aggregate the disclosures of our VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement we have with the VIE including our role and type of interest held in the VIE. As of December 31, 2022, all the VIEs that make up our investment funds (tax equity partnerships) are similar in purpose, design, and our involvement and are aggregated together. Our other consolidated VIEs are similar in purpose, design, and our involvement, and as such, are aggregated together. See Notes 11 and 12 for additional disclosures.
Equity Method Investments
We have entered into a number of joint ventures and using the methodology described above for VIEs, we determined that we are not the primary beneficiary. We do not consolidate the operations of these joint ventures and treat the joint ventures as equity method investments. See Note 11 for additional information on our equity method investments.
Non-Controlling Interests and Redeemable Non-Controlling Interests
Non-controlling interests represent the portion of equity (net assets) in a VIE not attributable, directly or indirectly, to us. For some of our VIEs we perform the attribution of income or loss and comprehensive income or loss on the basis of our relative ownership interests and the non-controlling interests. These non-controlling interests which do not contain redemption features are classified within equity on our consolidated balance sheets.
In September 2015, June 2017, June 2018, October 2018 and December 2019, we formed investment funds (tax equity partnerships) with different third-party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2022, we had three such investment funds remaining, each with a different third-party investor.
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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a results of the cessation of the publication of certain London interbank offered rate (“LIBOR”) rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and then amended by ASU 2022-06 in December 2022, extending the adoption date to no later than December 31, 2024, with early adoption permitted. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires annual disclosures about certain types of government assistance received. ASU 2021-10 is effective for our fiscal year beginning after December 15, 2021. We adopted this guidance as of January 1, 2022, and the adoption did not have an impact on our consolidated financial statements.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the year ended December 31, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)), and All Other. On January 1, 2022, we changed the structure of our internal organization, and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2022:

	US Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$1,049,465	$333,846	$44,273	$—	$53,680	$1,481,264
O&M revenue	22,217	51,857	42	10,377	472	84,965
Energy assets	47,372	5,822	4,447	104,082	368	162,091
Integrated-PV	—	—	—	—	49,696	49,696
Other	4,289	366	9,796	—	31,955	46,406
Total revenues	$1,123,343	$391,891	$58,558	$114,459	$136,171	$1,824,422
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2021:

	US Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$488,507	$340,686	$36,776	$—	$37,991	$903,960
O&M revenue	21,551	47,072	71	9,288	631	78,613
Energy assets	39,433	4,913	4,532	101,811	562	151,251
Integrated-PV	—	—	—	—	41,202	41,202
Other	1,627	277	8,104	124	30,539	40,671
Total revenues	$551,118	$392,948	$49,483	$111,223	$110,925	$1,215,697
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2020:

	US Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$369,341	$327,626	$36,689	$—	$30,950	$764,606
O&M revenue	18,633	45,423	169	7,848	289	72,362
Energy assets	33,792	4,358	4,069	75,168	810	118,197
Integrated-PV	—	—	—	—	39,112	39,112
Other	1,888	475	6,830	612	28,193	37,998
Total revenues	$423,654	$377,882	$47,757	$83,628	$99,354	$1,032,275
See Note 16 for our revenue disaggregated by geographical region.
The following table presents information related to our revenue recognized over time:

	Year Ended December 31,
	2022	2021	2020
Percentage of revenue recognized over time	96%	95%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2022	December 31, 2021
Accounts receivable, net	$174,009	$161,970
Accounts receivable retainage	38,057	43,067
Contract Assets
Costs and estimated earnings in excess of billings	576,363	306,172
Contract Liabilities
Billings in excess of cost and estimated earnings	34,796	35,918
Billings in excess of cost and estimated earnings, non-current (1)	7,617	6,481
Total contract liabilities	$42,413	$42,399

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the consolidated balance sheets.
The increase in contract assets for the year ended December 31, 2022 was primarily due to revenue recognized of $1,371,455, offset in part by billings of $1,103,926. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2022, we recognized revenue of $135,506 and billed $129,749 to customers that had balances which were included in contract liabilities at December 31, 2021.
The increase in contract assets for the year ended December 31, 2021 was primarily due to revenue recognized of $708,384, offset in part by billings of $618,041. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, exceeding recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2021, we recognized revenue of $207,746, and billed customers $181,284 to customers that had balances which were included in contract liabilities at December 31, 2020.
Backlog
Our remaining performance obligations (“fully-contracted backlog”) represent the unrecognized revenue value of our contract commitments. Our backlog may vary significantly each reporting period based on the timing of major new contract commitments and the fully-contracted backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of our services and their payments to us. At December 31, 2022, we had fully-contracted backlog of $2,232,445 and approximately 31% of our fully-contracted backlog is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
We applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
Contract Acquisition Costs
As of December 31, 2022 and 2021, we had capitalized commission costs of $1,735, related to contracts that were not completed, which were included in other assets in the accompanying consolidated balance sheets. For contracts that have a duration of less than one year, we follow a practical expedient and expense these costs when incurred. During the years ended December 31, 2022 and 2021, the amortization of commission costs related to contracts was not material and have been included in the accompanying consolidated statements of income.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents information related to our project development costs recognized in the consolidated statements of income on projects that converted to customer contracts:

	Year Ended December 31,
	2022	2021	2020
Project development costs recognized	$15,507	$12,737	$12,790
No impairment charges in connection with our commission costs or project development costs were recorded during the years ended December 31, 2022, 2021 and 2020.
4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
In November 2021, we entered into a stock purchase agreement to acquire all of the stock of Juice Technologies, Inc. (d/b/a Plug Smart), an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems. In December 2021, we completed the acquisition of Plug Smart, which allows us to expand our existing pipeline and solution offerings in the smart buildings sector. The adjusted purchase consideration was $21,240, of which $17,692 was paid as of December 31, 2021. The consideration also included a hold-back of $750 and other accruals related to possible adjustments to net working capital at the acquisition date and future claims about representations and warranties by the sellers, if any, and a potential contingent consideration earn-out that had a fair value of $2,160 on the date of acquisition. The earn-out includes contingent consideration of up to $5,000 based upon meeting certain future EBITDA targets over the next five years. Cash acquired was $2,771 and no debt was assumed. The transaction costs, pro-forma effects of this acquisition on our operations, and contribution to revenue and net income for the years ended December 31, 2021 presented in the consolidated statements of income were not material.
The estimated goodwill of $12,499 from the Plug Smart acquisition consists largely of expected benefits, including the combined entities experience, technical problem-solving capabilities, and the acquired workforce. This goodwill is not deductible for income tax purposes. The estimated fair value of tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions that are preliminary and subject to final working capital adjustments as of the acquisition date. During the year ended December 31, 2022, we made a final measurement period adjustment to working capital, goodwill, and intangible assets, and made a payment of $275 for the December 2021 earn-out. The fair value of the remaining contingent consideration increased to $3,800 as of December 31, 2022. See Note 18 for additional information on contingent consideration.
We did not complete any acquisitions during the year ended December 31, 2022.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
A summary of the cumulative consideration paid, allocation of the purchase price, and adjustments made for the Plug Smart acquisition are presented in the table below:

	Preliminary December 31, 2021	Measurement Period Adjustment	As Adjusted December 31, 2022
Cash and cash equivalents	$2,771	$—	$2,771
Accounts receivable	3,370	—	3,370
Costs and estimated earnings in excess of billings	1,663	—	1,663
Prepaid expenses and other current assets	1,499	—	1,499
Goodwill	12,499	389	12,888
Intangible assets	6,354	(409)	5,945
Operating lease assets	488	—	488
Accounts payable	(1,795)	—	(1,795)
Accrued expenses and other current liabilities	(964)	(127)	(1,091)
Current portion of operating lease liabilities	(145)		(145)
Billings in excess of cost and estimated earnings	(2,464)	—	(2,464)
Deferred income tax liabilities	(1,693)		(1,693)
Long-term operating lease liabilities, net of current portion	(343)	—	(343)
Purchase price	$21,240	$(147)	$21,093
Purchase price, net of cash acquired	$18,469	$(147)	$18,322
Total fair value of consideration	$21,240		$21,093
Cash paid to date	$17,692		$18,727
Hold-back	$750		$500
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
The changes in the goodwill balances by reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2020	$26,705	$3,981	$3,441	$24,587	$58,714
Goodwill acquired during the year	12,499	—	—	—	12,499
Foreign currency translation	—	—	13	(69)	(56)
Balance, December 31, 2021	39,204	3,981	3,454	24,518	71,157
Remeasurement adjustments	389	—	—	—	389
Foreign currency translation	—	—	(218)	(695)	(913)
Balance, December 31, 2022	$39,593	$3,981	$3,236	$23,823	$70,633
Our annual goodwill impairment review was performed each year-end using a quantitative approach, and we determined that there was no goodwill impairment for the years ended December 31, 2022 and 2021. We tested goodwill for impairment at the reporting unit level utilizing the income approach which included a discounted cash flow method with a market approach. Based on our assessment, all our reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 20% as of December 31, 2022 and 61% as of December 31, 2021.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets, Net
Definite-lived intangible assets, net consisted of the following:

	As of December 31,
	2022	2021
Gross carrying amount
Customer contracts	$8,288	$8,459
Customer relationships	17,755	18,723
Non-compete agreements	2,980	3,054
Technology	2,713	2,745
Tradenames	541	545
Total gross carrying amount	32,277	33,526
Accumulated Amortization
Customer contracts	8,288	7,961
Customer relationships	13,066	12,268
Non-compete agreements	2,980	3,054
Technology	2,713	2,744
Tradenames	537	538
Total accumulated amortization	27,584	26,565
Intangible assets, net	$4,693	$6,961
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the useful life is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2022, 2021, and 2020.
The table below sets forth amortization expense:

		Year Ended December 31,
	Location	2022	2021	2020
Customer contracts	Cost of revenues	$551	$—	$59
Customer relationships	Selling, general and administrative expenses	1,303	310	604
Non-compete agreements	Selling, general and administrative expenses	—	—	—
Technology	Selling, general and administrative expenses	1	8	19
Tradenames	Selling, general and administrative expenses	3	3	3
Total amortization expense		$1,858	$321	$685

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Amortization expense for our definite-lived intangible assets for the next five years to be included in cost of revenues or selling, general, and administrative expenses is as follows:

Estimated Amortization Expense
2023	$1,303
2024	1,298
2025	1,296
2026	796
Total	$4,693

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Furniture and office equipment	$3,023	$3,008
Computer equipment and software costs	22,179	17,593
Leasehold improvements	2,483	2,472
Automobiles	1,896	1,419
Land	6,781	6,781
Property and equipment, gross	36,362	31,273
Less: accumulated depreciation	(20,655)	(18,156)
Property and equipment, net	$15,707	$13,117
The following table sets forth our depreciation expense on property and equipment:

	Year Ended December 31,
Location	2022	2021	2020
Selling, general & administrative expenses	$2,665	$3,143	$3,317

7. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	December 31,
	2022	2021
Energy assets (1)	$1,493,913	$1,120,712
Less: accumulated depreciation and amortization	(312,388)	(264,181)
Energy assets, net	$1,181,525	$856,531

(1) Includes financing lease assets (see Note 8), capitalized interest and ARO assets (see tables below).

The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Year Ended December 31,
Location	2022	2021	2020
Cost of revenues (1)	$49,755	$43,113	$38,039

(1) Includes depreciation and amortization expense on financing lease assets. See Note 8.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Year Ended December 31,
	2022	2021	2020
Capitalized interest	$13,050	$2,814	$4,341
During September 2021, there was a triggering event which caused us to perform an impairment analysis on an energy asset group within the Alternative Fuels segment. This triggering event was related to a decision by the applicable state environmental agency to discontinue an environmental permit. This action materially modified the obligation of the landfill owner to continue maintaining the wellfield, therefore, we plan to decommission the impacted landfill gas plant. As a result, we recorded an impairment charge of $1,901, which fully impaired this asset group.
During August 2020, we performed an engine overhaul on one of our energy assets, however, the engine consistently failed to achieve emissions compliance and we considered the engine unsalvageable. As a result of this event, we performed an impairment analysis on this energy asset group within the Alternative Fuels segment and recorded an impairment charge of $1,028, which fully impaired this asset group.
The impairment charges are included in selling, general, and administrative expenses within the consolidated statements of income for the years ended December 31, 2021 and 2020.
We assessed the impact that the supply chain challenges, development of the COVID-19 pandemic, war in Ukraine, evolving relations between the U.S. and China, and other geopolitical tensions has or is expected to have on the business, and concluded that it was not a triggering event for impairment purposes and there was no indication of impairment of long-lived assets, except as indicated above, for the years ended December 31, 2022 and 2021.
We include certain customer energy asset projects in our energy assets, as we control and operate the assets as well as obtain financing during the construction and operating periods of the assets. We also carry a liability associated with these energy assets as we have an obligation to the customer for performance of the asset. Provided that performance criteria is met, the customer is responsible for repayment of the liability to the financing party. As of December 31, 2022 there were five energy asset projects which were included in energy assets and as of December 31, 2021, there were four.
The liabilities recognized in association with these customer energy assets were as follows:

	December 31,
Location	2022	2021
Accrued expenses and other current liabilities	$261	$245
Other liabilities	27,168	12,827
Total customer energy asset projects liability	$27,429	$13,072
In order to expand our portfolio of energy assets, we have acquired energy projects, which did not constitute businesses under the guidance discussed in Note 2.
We acquired and closed on the following energy projects:

	December 31,
	2022	2021
Number of projects	2	1
Purchase price (1)	$11,022	$3,461
Remaining deferred purchase consideration on previously closed projects (1)	$—	$303

(1) In 2021 amounts were included in accrued expenses and other current liabilities.
Our ARO assets and ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables sets forth information related to our ARO assets and ARO liabilities:

		December 31,
	Location	2022	2021
ARO assets, net	Energy assets, net	$2,359	$1,939

ARO liabilities, current	Accrued expenses and other current liabilities	$—	$6
ARO liabilities, non-current	Other liabilities	3,052	2,342
		$3,052	$2,348

	Year Ended December 31,
	2022	2021	2020
Depreciation expense of ARO assets	$146	$113	$78
Accretion expense of ARO liabilities	$146	$123	$93

8. LEASES
We enter into a variety of operating lease agreements through the normal course of business including certain administrative offices. The leases are long-term, non-cancelable real estate lease agreements, expiring at various dates through fiscal 2032. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance, and repairs. We also lease vehicles, IT equipment and certain land parcels related to our energy projects, expiring at various dates through fiscal 2050. The office and land leases make up a significant portion of our operating lease activity. Many of these leases have one or more renewal options that allow us, at our discretion, to renew the lease for six months to seven years. Only renewal options that we believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that commence or increase when the related project becomes operational. In these cases, we estimated the commercial operation date used to calculate the ROU asset and minimum lease payments.
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
Rent and related expenses were as follows:

	Year Ended December 31,
	2022	2021	2020
Rent and related expenses	$9,199	$9,740	$8,891
We have a number of leases that are classified as financing leases, which related to transactions that were considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on our financing leases.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth supplemental balance sheet information related to leases:

	December 31,
	2022	2021
Operating Leases
Operating lease assets	$38,224	$41,982

Current portion of operating lease liabilities	$5,829	$6,276
Long-term operating lease liabilities, net of current portion	31,703	35,135
Total Operating lease liabilities	$37,532	$41,411
Weighted-average remaining lease term	13 years	12 years
Weighted-average discount rate	6.0%	5.7%

Financing Leases (1)
Energy assets, net	$29,365	$31,876

Current portions of financing lease liabilities	$1,992	$3,125
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	14,068	16,101
Total financing lease liabilities	$16,060	$19,226
Weighted-average remaining lease term	14 years	15 years
Weighted-average discount rate	12.1%	12.1%

(1) Includes sale-leaseback transactions entered into prior to January 1, 2019.
The costs related to our leases were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating Leases
Operating lease costs	$8,372	$8,780	$7,970

Financing Leases
Amortization expense	2,104	2,129	2,129
Interest on lease liabilities	2,147	2,541	3,019
Total financing lease costs	4,251	4,670	5,148
Total lease costs	$12,623	$13,450	$13,118

Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7,978	$11,385
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,872	$10,007

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2023	$7,769	$3,627
2024	6,585	2,565
2025	5,319	2,213
2026	3,233	2,054
2027	2,631	1,922
Thereafter	29,383	17,891
Total minimum lease payments	$54,920	$30,272
Less: interest	17,388	14,212
Present value of lease liabilities	$37,532	$16,060
We have future lease commitments for four leases, which do not yet meet the criteria for recording ROU assets or ROU liabilities as the leases have not commenced. The net present value of these commitments total $12,560 as of December 31, 2022 which relate to lease payments to be made over a range of five to 20 years.
Non-recourse Sale-leasebacks and Financing Leases
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance.
The following table presents a summary of amounts related to these sale-leasebacks included in our consolidated balance sheets:

	December 31,
	2022	2021
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,455	1,571
Total deferred loss	$1,570	$1,686

Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	4,430	4,775
Total deferred gain	$4,775	$5,120
Net gains from amortization expense in cost of revenues related to deferred gains and losses were $383, $230 and $228 for the years ended December 31, 2022, 2021, and 2020, respectively.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
During the year ended December 31, 2022, we entered into amendments to this facility which extended the current maturity date to June 30, 2023.
We sold and leased back four energy assets for $23,905 in cash proceeds under this facility during the year ended December 31, 2022. The agreements have low interest rates ranging from 0% to 1.17%, as a result of tax credits which were transferred to the counterparty. As of December 31, 2022, approximately $204,664 remained available under this lending commitment.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
During the year ended December 31, 2022, we entered into amendments to increase our maximum commitment by $23,559 and the extended the current maturity date to December 31, 2022. We sold and leased back eight energy assets for $18,254 in cash proceeds under this facility during the year ended December 31, 2022. As of December 31, 2022, no funding is available under this lending commitment.
See Note 9 for additional information on these financing facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
9. DEBT AND FINANCING LEASE LIABILITIES
Long-term debt was comprised of the following:

	As of December 31,
	2022	2021
Senior secured credit facility, 6.58%, due September 2023 to March 2025 (1) (8)	$477,900	$97,813

June 2020 construction revolver, 5.68%, due June 2023 (2) (8)	$39,536	$23,935
July 2020 construction revolver, 5.92%, due June 2023 (2) (8)	5,855	7,763
Subtotal non-recourse construction revolvers	$45,391	$31,698

Variable rate term loan, 7.02%, due June 2024 (2) (3)	$3,403	$4,264
Term loan, 6.11% due June 2028 (5)	2,348	2,933
Variable rate term loan, 7.02%, due May 2025 (4)	37,204	38,844
Variable rate term loan, 7.52%, due March 2023 (4)	14,084	14,442
Term loan, 4.95%, due July 2031 (4)	2,588	3,157
Term loan, 5.00%, due March 2028 (4)	2,258	2,688
Term loan, 4.50%, due April 2027 (5)	1,846	10,302
Term loan, 5.61%, due February 2034 (4)	1,437	2,423
Variable rate term loan, 7.22%, due December 2027 (4)	7,874	9,238
Variable rate term loan, due March 2026 (2) (4)	—	38,753
Fixed rate note, 6.50%, due October 2037	92,203	—
Term loan, 5.15%, due December 2038 (2) (4)	23,255	25,465
Variable rate term loan, 6.82%, due June 2033 (2) (3)	6,951	7,657
Variable rate term loan, 6.89%, due October 2029 (2) (5)	6,977	7,762
Fixed rate note, due April 2040	—	224
Fixed rate note, 3.58%, due December 2027 (4)	2,425	3,072
Fixed rate note, 4.92%, due June 2045 (4)	3,474	3,776
Fixed rate note, 3.25%, due March 2046 (4)	37,302	39,474
Variable rate term loan, 7.27%, due July 2030 (4) (8)	2,915	3,662
Fixed rate note, 5.45%, due March 2046	6,859	$—
Subtotal non-recourse term loans	$255,403	$218,136

August 2018 master sale-leaseback, —% to 1.17% , due July 2039 to July 2047 (3) (6)	$104,011	$99,654
December 2020 master sale-leaseback, —%, due December 2040 to December 2042 (4) (6)	16,912	4,961
Subtotal non-recourse sale-leasebacks	$120,923	$104,615

Financing leases (7)	$16,060	$19,226

Total debt and financing leases	$915,677	$471,488
Less: current maturities	331,479	78,934
Less: unamortized discount and debt issuance costs	15,563	15,370
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$568,635	$377,184

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
(7) Financing leases are sale-leaseback arrangements under previous guidance and do not include approximately $14,212 in future interest payments as of December 31, 2022 and $16,272 as of December 31, 2021. See Note 8.

(8) These agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest. See Note 8.
The following table presents the aggregate maturities of long-term debt and financing leases as of December 31, 2022:

2023	$331,479
2024	55,717
2025	332,495
2026	27,742
2027	17,253
Thereafter	150,991
Total maturities	$915,677
Senior Secured Credit Facility - Revolver and Term Loans
In March 2022, we entered into the fifth amended and restated senior secured credit facility with five banks, which included the following amendments:
•increased the aggregate amount of total commitments from $245,000 to $495,000,
•increased the aggregate amount of the revolving commitments from $180,000 to $200,000,
•increased the existing term loan A from $65,000 to $75,000,
•extended the maturity date of the revolving commitment and term loan A from June 28, 2024 to March 4, 2025,
•added a delayed draw term loan A for up to $220,000 through a September 4, 2023 maturity date,
•increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.50 for the quarter ended March 31, 2022; 4.25 for the quarter ending June 30, 2022, 4.00 for the quarters ending September 30, 2022 and December 31, 2022; and 3.50 thereafter,
•specified the debt service coverage ratio (the ratio of (a) cash flow of the core Ameresco companies, to (b) debt service of the core Ameresco companies as of the end of each fiscal quarter) to be less than 1.5, and
•increased our limit under an energy conversation project financing to $650,000, which provides us with flexibility to grow our federal business further.
We accounted for this amendment as a modification and at closing we incurred $2,048 in lenders fees which were reflected as debt discount and $352 in third party fees which were reflected as debt issuance costs. The unamortized debt discount and issuance costs of the previous agreement are being amortized over the remaining term of the amended agreement, with the exception of $96 of costs relating to a previous syndicated lender which did not participate in this amendment. These costs were expensed in other expenses, net during the year ended December 31, 2022.
In June 2022, we entered into the first amendment to the fifth amended and restated senior secured credit facility, which increased the maximum indebtedness incurred under an energy conservation project financing from $650,000 to $725,000 from and after April 1, 2022, to and including December 30, 2022. As of December 31, 2022, the maximum indebtedness incurred under an energy conservation project financing reverted back to $650,000.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth amounts outstanding under the credit facility, net of unamortized debt discounts and debt issuance costs:

	Rate as of December 31, 2022	As of December 31,
		2022	2021
Term loan A	6.13%	$75,000	$52,720
Delayed draw term loan	6.09%	$220,000	$—
Revolving credit facility	7.35%	$182,900	$44,681
Total senior secured credit facility outstanding (1)		$477,900	$97,401

(1) Net of unamortized debt discount and debt issuance costs of $1,562 in 2022 and $412 in 2021.
As of December 31, 2022, funds of $345 were available for borrowing under the revolving credit facility and we had $16,755 in letters of credit outstanding. We expect to use the remaining funds available under the credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
The interest rate for borrowings under the credit facility is based on (i) each term loan shall bear interest at the term SOFR for such interest period plus the applicable rate for such facility; (ii) each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable rate; (iii) each alternative currency daily rate loan shall bear at a rate per annum equal to the alternative currency daily rate plus the applicable rate; (iv) each alternative currency term rate loan shall bear interest at a rate per annum equal to the alternative currency term rate for such interest period plus the applicable rate; and (v) each swingline loan shall bear interest at a rate per annum equal to the base rate plus the applicable rate.
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1,250 beginning in the first quarter of 2024, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at our option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
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
Under the credit facility, Ameresco and our core domestic subsidiaries may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, we and our core subsidiaries must maintain a ratio of total funded debt to EBITDA as noted above, and a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0.
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
For purposes of our senior secured facility, EBITDA, as defined, excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding; total funded debt, as defined, includes amounts outstanding under both the term loan and revolver portions of the senior secured credit facility plus other indebtedness, but excludes non-recourse indebtedness of project company subsidiaries; and debt service, as defined, includes principal and interest payments on the indebtedness included in total funded debt other than principal payments on the revolver portion of the facility.
Non-recourse Fixed Rate Note, 6.50%, due October 2037
In October 2022, one of our subsidiaries entered into a loan agreement with a new lender under a non-recourse credit facility, refinancing a previous non-recourse credit facility originally signed on October 23, 2020, which was scheduled to expire March 31, 2026.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The new loan is scheduled to mature on October 26, 2037, provides a principal amount of up to $125,000 and bears interest at a rate of 6.50% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.25% “IRR” on funds borrowed under the facility, or the facility discharge date on October 26, 2047. The principal and interest payments are due in quarterly installments based on an 5-year amortization schedule with the principal payments being adjusted based on the distributable cash flows from the three renewable natural gas projects owned and operated by the project companies. No up-front, commitment or structuring fees were payable on the credit facility. The obligations under the loan are guaranteed by all the related subsidiaries and are secured by the subsidiaries’ assets as well as our equity interest in the signing subsidiary. Borrowings under the credit facility are otherwise non-recourse to Ameresco.
At the closing, we drew down $80,000 under this facility, approximately $26,530 of which was used to repay all amounts outstanding under the prior loan and the remainder was used to terminate swap obligations, pay transaction costs, make permitted distributions to Ameresco and for the project companies’ working capital needs. Unamortized debt discount fees of $528 and debt issuance costs of $35 related to the prior loan were expensed in other expenses, net during the year ended December 31, 2022. In addition, we terminated an interest rate swap and a commodity swap related to the prior loan before their maturity dates. These swap terminations resulted in a settlement gain on undesignated derivatives of $694.
The new facility allows two additional draws, subject to certain conditions, up to the remaining principal amount, to be used to make distributions to Ameresco. On December 21, 2022, we drew down an additional $15,000 under this facility. As of December 31, 2022, $91,698 was outstanding under this facility, net of unamortized debt discount and issuance costs of $505.
Non-recourse Fixed Rate Note, 3.25%, due March 2046, Variable Rate Term Loan, 7.27%, due July 2030, and Fixed Rate Note, 5.45%, due March 31, 2042
In July 2021, we entered into a $44,748 non-recourse debt agreement with a group of lenders. The financing facility consists of gross proceeds of $40,683 in senior secured first lien term notes due March 2046 (“Senior Notes”), gross proceeds of $4,065 in floating rate senior secured second lien term notes due July 2030 (“Second Lien Notes”), and a shelf facility of up to $60,000 available until July 2024. The lenders, in their sole discretion, have the right to approve or deny our funding requests.
In June 2022, two senior secured notes (“Shelf Notes”) due March 31, 2042 were issued under our shelf facility, with gross proceeds of $7,113. The Shelf Notes bear interest at a fixed rate of 5.45% per annum and are payable quarterly commencing September 30, 2022.
The Senior Notes bear interest at a fixed rate of 3.25% per annum, are payable quarterly commencing September 30, 2021, and require that the project’s debt service coverage ratio for both the historical 12-month and projected 12-month periods at each payment date equal or exceed 1.2 to 1.0.
The Second Lien Notes bear a floating rate equal to the applicable SOFR plus 3.50% from July 27, 2021 to July 26, 2025 and on July 27, 2025 the rate increases to the applicable SOFR plus 3.75%. The Second Lien Notes are payable on each quarterly payment date commencing September 30, 2021, as specified in the debt agreement.
The agreement also requires us to maintain six months of scheduled payments of principal and interest as the minimum debt service reserve and to make additional principal prepayments based on project cash flows and certain other conditions through the earlier of maturity or when the principal balance is paid in full.
At closing, we incurred $103 in lender fees and debt issuance costs on the Shelf Notes. In connection with the Senior Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $1,088, which was recorded as a debt discount. See Note 19 for additional information. The aggregate balance of the Senior Notes, and Second Lien Notes as of December 31, 2022 was $40,645, net of unamortized debt discount and issuance costs.
Non-recourse Construction Revolvers
June 2020 Construction Revolver, 5.68%, due June 2023
In June 2020, we entered into a revolving credit agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects.
We enter into amendments to our June 2020 construction revolver from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
During the year ended December 31, 2022, we entered into amendments to extend this revolver and the current maturity date is June 2023. All remaining unpaid amounts outstanding under the facility are due at that time. In December 2022, we entered into an amended and restated master construction loan agreement. which modified the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR. Per the amendment, this instrument will bear interest at the applicable term SOFR rate plus an applicable margin of 1.61%.
During the year ended December 31, 2022, we drew down $29,204 under this revolver. As of December 31, 2022, $39,536 was outstanding and $60,464 was available for borrowing.
July 2020 Construction Revolver, 5.92%, due June 2023
We enter into amendments to our July 2020 construction revolver from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
During the year ended December 31, 2022, we entered into amendments to extend this revolver and the current maturity date is January 31, 2023. In January 2023, we signed an amendment which extended the maturity dates on two projects to June 2023, extended the maturity date of the loan agreement until July 2023, and reduced the revolving loan commitment to $5,855.
10. INCOME TAXES
The following table sets forth components of income before income taxes:

	Year Ended December 31,
	2022	2021	2020
Domestic	$98,004	$74,256	$52,595
Foreign	7,715	3,888	3,833
Income before income taxes	$105,719	$78,144	$56,428
The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
Current income tax provision (benefit):
Federal	$(722)	$(779)	$(4,566)
State	733	1,779	1,522
Foreign	1,202	844	298
Total current	1,213	1,844	(2,746)

Deferred income tax provision (benefit):
Federal	2,528	(8,025)	3,655
State	2,300	3,561	2,207
Foreign	1,129	573	(3,610)
Total deferred	5,957	(3,891)	2,252
Total income tax provision (benefit)	$7,170	$(2,047)	$(494)
Our deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency, sale-leasebacks and other accruals, and net operating loss carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2022	2021
Deferred income tax assets:
Compensation accruals	$3,306	$2,570
Reserves	4,111	4,150
Sale-leasebacks and other accruals	32,945	27,806
Net operating losses	18,395	28,807
Interest rate swaps	—	1,928
Energy efficiency	71,433	59,618
Deferred revenue	2,132	2,181
Gross deferred income tax assets	132,322	127,060
Valuation allowance	(3,621)	(4,039)
Total deferred income tax assets	$128,701	$123,021
Deferred income tax liabilities:
Depreciation	$(122,762)	$(112,896)
Deferred effect of derivative liability	(1,640)	(1,541)
Canadian capital cost, allowance and amortization	(3,098)	(984)
United Kingdom goodwill amortization	(952)	(718)
Outside basis difference	(5,038)	(7,050)
Interest rate swaps	(1,347)	—
Total deferred income tax liabilities	(134,837)	(123,189)
Deferred income tax liabilities, net	$(6,136)	$(168)
Our valuation allowance related to the following items:

	December 31,
	2022	2021
Interest rate swaps (1)	$49	$50
Foreign net operating loss (2)	3,555	3,724
State net operating loss at one of our subsidiaries (3)	17	265
Total valuation allowance	$3,621	$4,039

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of December 31, 2022, we had the following tax loss and credit carryforwards to offset taxable income in prior and future years:

	Amount	Expiration Period
Federal net operating loss carryforwards	$46,070	Indefinite
State net operating loss carryforwards	31,109	Various
Canadian net operating loss carryforwards	24,699	2028 through 2042
Ireland net operating loss carryforwards	754	Indefinite
Greece net operating loss carryforwards	136	2027
Spain net operating loss carryforwards	2,302	Indefinite
Total tax loss carryforwards	$105,070

Federal Energy Investment and Production tax credit carryforward	$71,373	2030 through 2042
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2022 were the effects of investment tax credits we are entitled from solar plants which have been placed into service during 2022, the tax deductions related to the Section 179D Commercial Buildings Energy-Efficiency deduction, the benefit of disqualifying dispositions on certain employee stock options and favorable tax basis adjustments on certain partnership flip transactions.

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
On December 27, 2020 the President signed the Consolidated Appropriations Act, 2021 H.R. 133, which among other things made the Section 179D Energy Efficient Commercial Building Deduction permanent. The Section had previously been extended for years up to December 31, 2020. That Act also made changes to the way in which the deduction is calculated including adding an inflation adjustment and an update of the American Society of Heating, Refrigerating and Air-Conditioning Engineers (“ASHRAE”) Standard by which energy improvements are measured. On December 23, 2022, the IRS issued Announcement 2023-1 which clarified the ASHRAE energy efficiency standards which will be applied to projects placed in service for 2021 and 2022.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2022	2021	2020
Income before provision (benefit) for income taxes	$105,719	$78,144	$56,428
Federal statutory tax expense	$22,201	$16,410	$11,850
State income taxes, net of federal benefit	3,844	2,648	2,257
Net state impact of deferred rate change	(575)	(502)	(29)
Nondeductible expenses	2,198	2,572	987
Impact of reserve for uncertain tax positions	59	286	(124)
Stock-based compensation expense	353	(4,618)	(2,922)
Energy efficiency preferences	(21,410)	(17,639)	(8,595)
Foreign items and rate differential	37	4	160
Redeemable non-controlling interests	(411)	(2,546)	(767)
Valuation allowance	(159)	337	(4,308)
Miscellaneous	1,033	1,001	997
Total income tax provision (benefit)	$7,170	$(2,047)	$(494)
Effective tax rate:
Federal statutory rate expense	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6%	3.4%	4.0%
Net state impact of deferred rate change	(0.5)%	(0.6)%	(0.1)%
Nondeductible expenses	2.1%	3.3%	1.7%
Impact of reserve for uncertain tax positions	0.1%	0.4%	(0.2)%
Stock-based compensation expense	0.3%	(5.9)%	(5.2)%
Energy efficiency preferences	(20.3)%	(23.2)%	(15.2)%
Foreign items and rate differential	—%	—%	0.3%
Redeemable non-controlling interests	(0.4)%	(3.3)%	(1.4)%
Valuation allowance	(0.2)%	0.4%	(7.6)%
Miscellaneous	1.1%	1.9%	1.8%
Effective tax rate	6.8%	(2.6)%	(0.9)%

The following table provides a reconciliation of gross unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$900	$600
Additions for current year tax positions	—	300
Balance, end of year	$900	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $450 as of December 31, 2022 and $440 as of December 31, 2021 (both net of the federal benefit on state amounts).
We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any withholding tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2022 and 2021, we estimated that there were no earnings for which repatriation tax has not been provided.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The tax years 2018 through 2022 remain open to examination by major taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions as components of our income tax provision (benefit) in our consolidated statements of income. We increased income tax expense for these items by $22 in 2022, $14 in 2021, and $0 in 2020.
11. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Investment Funds
Over a period of five years (2015 through 2019), we formed five investment funds (tax equity partnerships) with third party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2022, we had three such investment funds each with a different third-party investor.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents a summary of amounts related to our VIEs reflected in Note 1 on our consolidated balance sheets:

	As of December 31,
	2022			2021
	Investment Funds	Other VIEs	Total VIEs	Investment Funds
Cash and cash equivalents	$1,715	$8,392	$10,107	$4,915
Restricted cash	799	—	799	822
Accounts receivable, net	24	566	590	656
Costs and estimated earnings in excess of billings	951	1	952	1,421
Prepaid expenses and other current assets	35	14,287	14,322	151
Total VIE current assets	3,524	23,246	26,770	7,965
Property and equipment, net	89	—	89	1,266
Energy assets, net	84,081	97,969	182,050	108,498
Operating lease assets	4,901	—	4,901	6,271
Restricted cash, non-current portion	73	—	73	418
Other assets	30	—	30	36
Total VIE assets	$92,698	$121,215	$213,913	$124,454
Current portions of long-term debt and financing lease liabilities	$2,087	$—	$2,087	$2,210
Accounts payable	48	8,007	8,055	47
Accrued expenses and other current liabilities	304	12,255	12,559	643
Current portions of operating lease liabilities	117	—	117	142
Total VIE current liabilities	2,556	20,262	22,818	3,042
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	19,177	—	19,177	20,952
Long-term operating lease liabilities, net of current portion	5,159	—	5,159	6,558
Other liabilities	866	2,709	3,575	573
Total VIE liabilities	$27,758	$22,971	$50,729	$31,125
Equity Method Investments
Unconsolidated VIEs/joint ventures are accounted for under the equity method. During the year ended December 31, 2022, we entered into three unconsolidated joint ventures and during the year ended December 31, 2021 we invested $9,000 in one new joint venture. No other material investments were made.
Our investment balances for these equity method investments are included in other assets on the consolidated balance sheets and our pro rata share of net income or loss is included in operating income.
The following table provides information about our equity method investments in joint ventures:

	As of December 31,
	2022	2021
Equity method investments	$10,855	$9,206
Earnings (loss) of unconsolidated entities	$1,647	$(118)
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
The following table sets forth information about the call and put options for our investment funds outstanding as of December 31, 2022:

		Call Option			Put Option
Investment Fund Number	Formation Date	Start Date	End Date	Purchase Price	Start Date	End Date	Purchase Price
1	June 2018	April 2024	October 2024	(1)	October 2024	April 2025	(3)
2	October 2018	June 2024	December 2024	(1)	December 2024	June 2025	(3)
3	December 2019	March 2026	September 2026	(2)	September 2026	September 2027	(4)

(1) Purchase price is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 7% of the investors’ contributed capital balance at the time the option is exercisable.

(2) Purchase price is equal to the greater of (i) the fair market value of such interests at the time the option is exercised or (ii) 5% of the investors’ contributed capital balance at the time the option is exercisable. The call options are exercisable beginning on the date that specified conditions are met for each respective fund. These dates are estimate and subject to change based on last funding date.

(3) Purchase price is the sum of (i) the fair market value at the time the option is exercised, and (ii) the closing costs incurred by the investor in connection with the exercise of the put option.
(4) Purchase price is the lessor of fair market value at the time the option is exercised and the sum of (i) 5% of the investors’ contributed capital balance at the time the option is exercisable, and (ii) the fair market value of any unpaid tax law change losses incurred by the investor in connection with the exercise of the put option.

The call options are exercisable beginning on the date that specified conditions are met for each respective fund. The following table presents our call option exercised during the:

	Year Ended December 31,
	2022	2021
Start date of call option	December 2022	March 2021
Date purchase of investor's share was finalized	December 2022	September 2021
Cash paid	$839	$1,000
We reclassified the remaining redeemable non-controlling interest balance to paid-in capital to reflect the additional contribution from us to our wholly-owned subsidiaries.
Because the put options represent redemption features that are not solely within our control, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value (which is impacted by attribution under the HLBV method) or their estimated redemption value at each reporting period. At both December 31, 2022 and 2021, redeemable non-controlling interests were reported in the accompanying consolidated balance sheets at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
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
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to common shareholders	$94,926	$70,458	$54,052
Adjustment for accretion of tax equity financing fees	(116)	(116)	(121)
Income attributable to common shareholders	$94,810	$70,342	$53,931
Denominator:
Basic weighted-average shares outstanding	51,841	50,855	47,702
Effect of dilutive securities:
Stock options	1,437	1,413	1,304
Diluted weighted-average shares outstanding	53,278	52,268	49,006
Net income per share attributable to common shareholders:
Basic	$1.83	$1.38	$1.13
Diluted	$1.78	$1.35	$1.10

Potentially dilutive shares (1)	1,108	1,443	1,199

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
14. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS
Our 2010 Stock Incentive Plan (the “2010 Plan”) was adopted by our Board of Directors in May 2010 and approved by our stockholders in June 2010. The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, performance-based stock options, restricted stock units (“RSUs”) and other stock-based awards. Upon its effectiveness, 10,000 shares of our Class A common stock were reserved for issuance under the 2010 Plan. As of December 31, 2020, there were no longer shares available for grant under the 2010 Plan.
Our 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by our Board of Directors in February 2020 and approved by our stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, and other stock-based awards. Upon its effectiveness, 5,000 shares of our Class A common stock were reserved for issuance under the 2020 Plan. As of December 31, 2022, we granted options and RSUs to purchase 3,170 shares of Class A common stock, of which 206 shares were forfeited or expired, leaving 2,036 shares available for grant under the 2020 Plan.
Stock Options
We did not grant awards to individuals who were not either an employee or director of ours during the years ended December 31, 2022, 2021, and 2020.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the collective activity under the plans:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,532	30.336
Granted	1,605	72.691
Exercised	(196)	20.186
Forfeited	(370)	19.503
Expired	(38)	22.974
Outstanding at December 31, 2022	4,533	$45.799	7.6 years	$88,164
Options exercisable at December 31, 2022	1,629	$17.511	5.7 years	$66,600
Expected to vest at December 31, 2022	2,904	$61.673	8.6 years	$21,564

The following table sets forth additional disclosures about our plans:

	Year Ended December 31,
	2022	2021	2020
Aggregate intrinsic value of options exercised	$9,775	$33,494	$19,762
Cash received from stock option exercises	$3,954	$5,563	$8,995
Weighted-average fair value of stock options granted	$37.87	$28.94	$11.52
Stock-based compensation expense (1)	$15,046	$8,716	$1,933
Income tax benefit from stock-based compensation expense	$659	$4,932	$2,826

(1) Included in selling, general, and administrative expenses in the accompanying consolidated statements of income and includes expense in connection with our ESPP and RSUs.
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
The following table sets forth the significant assumptions used in the model:

Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.69% -3.82%	0.92%-1.46%	0.35%-0.76%
Expected volatility	51%-53%	48%-50%	43%-48%
Expected life	6.5 years	6.5 years	6.5 years
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of December 31, 2022, there was approximately $46,747 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the year ended December 31, 2022, we granted awards of RSUs to our non-employee directors under our 2020 Plan. These RSUs represent a promise to deliver shares to participants at a future date after certain vesting conditions are met. RSUs do not have the voting rights of common stock and the shares underlying RSUs are not considered issued and outstanding upon grant. The fair value of RSUs is based on the closing stock price of our common stock on the grant-date and expensed over the requisite service period of the award.
The following table summarizes the activity under the plan:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	—	$—
Granted	13	52.94
Outstanding at December 31, 2022	13	$52.94
Total stock-based compensation expense for the year ended December 31, 2022 related to RSUs was $202.
As of December 31, 2022, none of the RSUs were vested and there was $485 of unrecognized compensation expense related to RSUs that is expected to be recognized over a period of 0.4 years.
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
During the years ended December 31, 2022 and 2021, we issued 36 and 29 shares, respectively, under the ESPP. As of December 31, 2022 and 2021, the amount that had been withheld from employees for future purchases under the ESPP was $179 and $164, respectively.
Other Employee Benefits
We maintain a qualified 401(k) plan covering eligible U.S. employees who have completed the minimum service requirement, as defined by the plans. The plans require us to contribute 100% of the first six percent of base compensation that a participant contributes to the plans.
In 2016, we established a Group Personal Pension Plan for employees in the United Kingdom, for eligible employees who may contribute a portion of their compensation, subject to their age and other limitations established by HM Revenue & Customs. The plan requires us to contribute 100% of the first six percent of base compensation that a participant contributes to the plans.
We also have a Registered Retirement Savings Plan for employees in Canada, for eligible employees who may contribute a portion of their compensation. The plan requires us to contribute 100% of the first six percent of base compensation that a participant contributes to the plans.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth our matching contributions under the plans:

	Year Ended December 31,
	2022	2021	2020
401(k) plan	$6,974	$6,189	$5,650
Group Personal Pension Plan	290	252	202
Registered Retirement Savings Plan	406	405	348
Total matching contributions	$7,670	$6,846	$6,200
15. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” During the year ended December 31, 2021, we accrued a reasonable estimate of the loss, which was included in accrued expenses and other current liabilities in our consolidated balance sheets and we accrued a loss recovery from insurance proceeds which was included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated loss and the loss recovery were included in selling, general, and administrative expenses in our consolidated statements of income for the year ended December 31, 2021. During the year ended December 31, 2022, we entered into a settlement agreement and the net settlement was paid and the loss recovery from insurance proceeds was reversed during this same period.
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition of Chelsea Group Limited which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. We evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555 upon acquisition. The fair value was subsequently increased to $678 as of December 31, 2021, decreased to $358 as of December 31, 2022, and is included in other liabilities on the consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date. The fair value of the earn-out will be re-evaluated at each reporting period and adjustments will be recorded as needed.
In December 2021, we completed an acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2021. During the year ended December 31, 2022, a payment of $275 was made for the month of December 2021 EBITDA target and the fair value of the remaining contingent consideration was increased to $3,800. An increase of $1,934 in the fair value of contingent consideration was included in selling, general and administrative expenses in our consolidated statements of income during the year ended December 31, 2022. The current portion of the contingent consideration is included in accrued expenses and other current liabilities and the non-current portion is included in other liabilities on the consolidated balance sheets.
See Notes 4 and 18 for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
16. GEOGRAPHIC INFORMATION
The following table presents our long-lived assets related to our operations by geographic area:

	As of December 31,
	2022	2021
Long-lived Assets
United States	$1,162,705	$839,231
Canada	24,590	27,964
Other	9,937	2,453
Total long-lived assets	$1,197,232	$869,648
We attribute revenues to customers based on the location of the customer. The following table presents revenues by geographic region:

	Year Ended December 31,
	2022	2021	2020
Revenues
United States	$1,712,326	$1,126,141	$955,436
Canada	53,461	45,782	45,089
Other	58,635	43,774	31,750
Total revenues	$1,824,422	$1,215,697	$1,032,275
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Year Ended December 31,
	2022	2021	2020
(Gain) loss on derivatives	$(906)	$240	$(705)
Interest expense, net of interest income	26,423	14,361	15,422
Amortization of debt discount and debt issuance costs	4,211	2,849	2,686
Foreign currency transaction loss (gain)	144	852	(481)
Government incentives	(2,599)	(1,012)	(1,851)
Other expenses, net	$27,273	$17,290	$15,071
Estimated amortization expense for existing debt discount and debt issuance costs for the next five succeeding fiscal years is as follows:

Estimated Amortization
2023	$3,139
2024	$2,394
2025	$1,660
2026	$1,127
2027	$998
18. FAIR VALUE MEASUREMENT
We recognize certain financial assets and liabilities at fair value on a recurring basis (at least annually). Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs that may be used to measure fair value are as follows:
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2022	2021
Assets
Interest rate swap instruments	2	$5,202	$919
Liabilities
Interest rate swap instruments	2	$9	$6,316
Commodity swap instruments	2	—	1,962
Make-whole provisions	2	5,348	4,800
Contingent consideration	3	4,158	2,838
Total liabilities		$9,515	$15,916
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
We derived the fair value of the contingent consideration of $2,160 from the acquisition of Plug Smart in December 2021 using a Monte Carlo simulated model. The key assumptions used in the model include two scenarios of EBITDA projections, a base case

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
and a higher case, a risk-adjusted discount rate of 14.2%, and estimated EBITDA volatility of 80.0%. We derived the fair value of contingent consideration of $3,800 for the acquisition of Plug Smart as of December 31, 2022 using a Monte Carlo simulated model. The key assumptions used in the model include two scenarios of EBITDA projections, a base case and a higher case, a risk-adjusted discount rate of 16.9%, and estimated EBITDA volatility of 75.0%.
As of December 31, 2022, the key assumptions used in the model related to the contingent consideration from the acquisition of certain assets of Chelsea Group Limited include a discount rate of 18% for purposes of discounting the low and base case scenarios associated with achievement of the financial based earn-out. The probabilities assigned to these scenarios were 50% for both the low and base case scenarios. An increase or decrease in the probability of achievement of any scenario could result in a significant increase or decrease to the estimated fair value of the contingent consideration liability. The fair value of the contingent consideration from this acquisition was $678 as of December 31, 2021 and was decreased to $358 as of December 31, 2022.
The following table sets forth a summary of changes in the fair value of contingent consideration liabilities classified as level 3:

	Year Ended December 31,
	2022	2021
Contingent consideration liabilities balance at the beginning of year	$2,838	$678
Contingent consideration issued in connection with acquisitions	—	2,160
Remeasurement period adjustment	(19)	—
Changes in fair value included in earnings	1,614	—
Payment of contingent consideration	(275)	—
Contingent consideration liabilities balance at the end of year	$4,158	$2,838
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. Long-term debt is the only category of financial instruments where the difference between fair value and recorded book value is notable. At December 31, 2022 and 2021, the fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2022 and 2021.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (level 2)	$869,771	$884,054	$442,429	$436,892
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill, and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. Other than intangible assets acquired from the Plug Smart acquisition, as noted in Note 4, there were no other assets recorded at fair value on a non-recurring basis as of December 31, 2022 or 2021.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our derivative instruments:

		Derivatives as of December 31,
		2022	2021
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$1,748	$—
Interest rate swap contracts	Other liabilities	$9	$6,316
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$3,454	$919
Commodity swap contracts	Other liabilities	$—	$1,962
Make-whole provisions	Other liabilities	$5,348	$4,800
As of December 31, 2022, all but two of our freestanding derivatives were designated as hedging instruments and as of December 31, 2021, all but four of our derivatives were designated as hedging instruments.
The following tables present information about the effects of our derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2022	2021	2020
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$1,037	$2,086	$1,455
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$(2,738)	$(996)	$51
Commodity swap contracts	Other expenses, net	$2,338	$2,325	$(165)
Make-whole provisions	Other expenses, net	$(506)	$(1,089)	$(591)
The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

Year Ended December 31, 2022
Derivatives Designated as Hedging Instruments:
Accumulated loss in AOCI at the beginning of the year	$(4,733)
Unrealized gain recognized in AOCI	4,980
Loss reclassified from AOCI to other expenses, net	1,037
Net gain on derivatives	6,017
AOCI at the end of the year	$1,284

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables present all of our active derivative instruments as of December 31, 2022:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
15-Year, 3.26% Fixed	February 2023	December 2038	$14,084	Designated
7-Year, 2.19% Fixed	February 2016	February 2023	$20,746	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$697
Make-whole provisions	Liability	August 2016	April 2031	$55
Make-whole provisions	Liability	April 2017	February 2034	$46
Make-whole provisions	Liability	November 2020	December 2027	$48
Make-whole provisions	Liability	October 2011	May 2028	$14
Make-whole provisions	Liability	May 2021	April 2045	$129
Make-whole provisions	Liability	July 2021	March 2046	$3,204
Make-whole provisions	Liability	June 2022	March 2042	$1,155

20. BUSINESS SEGMENT INFORMATION
Our reportable segments for the year ended December 31, 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels (formerly Non-Solar Distributed Generation (“Non-Solar DG”)), and All Other. On January 1, 2022, we changed the structure of our internal organization, and our “All Other” segment now includes our U.S.-based enterprise energy management services previously included in our U.S Regions segment and our U.S. Regions segment now includes U.S. project revenue and associated costs previously included in our former Non-Solar DG segment. As a result, previously reported amounts have been reclassified for comparative purposes.
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
Our Alternative Fuels segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and O&M services for customer owned small-scale plants. Our U.S. Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers enterprise energy management services, consulting services, and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments.
For the years ended December 31, 2022, 2021, and 2020, 46.0%, 67.0%, and 71.5%, respectively, of our revenues have been derived from federal, state, provincial, or local government entities, including public housing authorities, public universities and municipal utilities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 21.5%, 32.3%, and 36.6% of our consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Revenues from the U.S. federal government are included in our U.S. Federal segment. Other than the U.S. federal government, one

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
customer represented 39.6% and 10.2% of our revenues during the years ended December 31, 2022 and 2021, respectively. Revenues from this customer is included in our U.S. Regions segment.
The reports of our chief operating decision maker do not include assets at the operating segment level.
The table below presents our business segment information and reconciliation to our consolidated financial statements:

	US Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
2022
Revenues	$1,123,343	$391,891	$58,558	$114,459	$136,171	$1,824,422
(Gain) loss on derivatives	(354)	—	(152)	294	—	(212)
Net interest expense	6,948	1,231	917	8,657	22	17,775
Depreciation and intangible asset amortization	21,463	4,905	1,702	23,354	1,008	52,432
Unallocated corporate activity	—	—	—	—	—	(71,180)
Income before taxes, excluding unallocated corporate activity	88,531	50,866	2,554	22,989	11,959	176,899

2021
Revenues	551,118	392,948	49,483	111,223	110,925	1,215,697
(Gain) loss on derivatives	(1,017)	—	(73)	1,330	—	240
Net interest expense	6,255	1,294	879	5,793	378	14,599
Depreciation and intangible asset amortization	15,699	4,666	1,872	21,080	1,440	44,757
Unallocated corporate activity	—	—	—	—	—	(47,361)
Income before taxes, excluding unallocated corporate activity	38,285	52,388	1,581	27,774	5,477	125,505

2020
Revenues	423,654	377,882	47,757	83,628	99,354	1,032,275
(Gain) loss on derivatives	(744)	—	153	(114)	—	(705)
Net interest expense	6,392	1,694	699	4,467	184	13,436
Depreciation and intangible asset amortization	12,230	3,945	1,584	20,722	1,656	40,137
Unallocated corporate activity	—	—	—	—	—	(39,308)
Income before taxes, excluding unallocated corporate activity	26,227	44,571	1,758	14,509	8,671	95,736
See Note 3 for additional information about our revenues by product line.
21. SUBSEQUENT EVENTS
On February 24, 2023, we signed a definitive purchase and sale agreement to acquire Enerqos Energy Solutions S.r.l., a renewable energy and energy efficiency company headquartered in Milan, Italy. With this acquisition, we expect to expand our portfolio of clean energy projects and solutions throughout Italy. The acquisition is expected to close in March 2023.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP implementation, we updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe this implementation has had or will have a material adverse effect on our internal control over financial reporting.
Except as disclosed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2023 annual meeting of stockholders
Code of Business Conduct and Ethics: We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available under the Investor Relations section of our website located at www.ameresco.com. In addition, we intend to post on our website all disclosures that are required by law or applicable NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Form 10-K.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2023 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Page
(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements”	40
(a)(2)	Financial Statement Schedules: None
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

10.10#	Turnkey Engineering, Procurement, Construction and Maintenance Agreement dated as of October 21, 2021, by and between Ameresco, Inc. and Southern California Edison Company.
10.11**	Form of Non-Employee Director Restricted Stock Unit Agreement
10.12**	Non-Employee Director Compensation Policy
21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of RSM US LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

AMERESCO, INC.
Date: February 28, 2023	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
George P. Sakellaris
/s/ Spencer Doran Hole	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Spencer Doran Hole
/s/ Mark Chiplock	Senior President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Mark Chiplock
/s/ David J. Corrsin	Director	February 28, 2023
David J. Corrsin
/s/ Claire Hughes Johnson	Director	February 28, 2023
Claire Hughes Johnson
/s/ Nickolas Stavropoulos	Director	February 28, 2023
Nickolas Stavropoulos
/s/ Jennifer L. Miller	Director	February 28, 2023
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	February 28, 2023
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	February 28, 2023
Frank V. Wisneski