Form 10-Q
period 2023-03-31
Ameresco, Inc.
filed 2023-05-02
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 28, 2023
Class A Common Stock, $0.0001 par value per share	34,121,362
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2022	1
Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
Signatures	36

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$178,939	$115,534
Restricted cash (1)	21,232	20,782
Accounts receivable, net of allowance of $971 and $911, respectively (1)	130,940	174,009
Accounts receivable retainage, net	35,625	38,057
Costs and estimated earnings in excess of billings (1)	497,762	576,363
Inventory, net	13,609	14,218
Prepaid expenses and other current assets (1)	56,311	38,617
Income tax receivable	7,626	7,746
Project development costs, net	15,930	16,025
Total current assets (1)	957,974	1,001,351
Federal ESPC receivable	539,820	509,507
Property and equipment, net (1)	16,865	15,707
Energy assets, net (1)	1,270,230	1,181,525
Deferred income tax assets, net	3,049	3,045
Goodwill, net	77,810	70,633
Intangible assets, net	8,666	4,693
Operating lease assets (1)	38,189	38,224
Restricted cash, non-current portion (1)	13,406	13,572
Other assets (1)	41,339	38,564
Total assets (1)	$2,967,348	$2,876,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$313,459	$331,479
Accounts payable (1)	285,465	349,126
Accrued expenses and other current liabilities (1)	115,044	89,166
Current portions of operating lease liabilities (1)	5,868	5,829
Billings in excess of cost and estimated earnings	39,326	34,796
Income taxes payable	7,950	1,672
Total current liabilities (1)	767,112	812,068
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	631,676	568,635
Federal ESPC liabilities	520,816	478,497
Deferred income tax liabilities, net	2,869	9,181
Deferred grant income	7,424	7,590
Long-term operating lease liabilities, net of current portion (1)	31,779	31,703
Other liabilities (1)	64,200	49,493
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	46,700	46,623
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2023 and December 31, 2022 of $238,666 and $213,913, respectively. Includes non-recourse liabilities of consolidated VIEs at March 31, 2023 and December 31, 2022 of $41,821 and $50,729, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	March 31, 2023	December 31, 2022
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,132,157 shares issued and 34,030,362 shares outstanding at March 31, 2023, 36,050,157 shares issued and 33,948,362 shares outstanding at December 31, 2022	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	2	2
Additional paid-in capital	310,726	306,314
Retained earnings	534,624	533,549
Accumulated other comprehensive loss, net	(4,645)	(4,051)
Treasury stock, at cost, 2,101,795 shares at March 31, 2023 and December 31, 2022	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	828,922	824,029
Non-controlling interests	65,850	49,002
Total stockholders’ equity	894,772	873,031
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$2,967,348	$2,876,821

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$271,042	$474,002
Cost of revenues	221,094	405,624
Gross profit	49,948	68,378
Earnings from unconsolidated entities	450	637
Selling, general and administrative expenses	41,301	40,329
Operating income	9,097	28,686
Other expenses, net	8,043	7,081
Income before income taxes	1,054	21,605
Income tax (benefit) provision	(503)	2,307
Net income	1,557	19,298
Net income attributable to non-controlling interests and redeemable non-controlling interests	(455)	(1,914)
Net income attributable to common shareholders	$1,102	$17,384

Net income per share attributable to common shareholders:
Basic	$0.02	$0.34
Diluted	$0.02	$0.32
Weighted average common shares outstanding:
Basic	51,963	51,744
Diluted	53,261	53,636

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,557	$19,298
Other comprehensive (loss) income:
Unrealized (loss) gain from interest rate hedges, net of tax	(868)	2,711
Foreign currency translation adjustments	282	67
Total other comprehensive (loss) income	(586)	2,778
Comprehensive income	971	22,076
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(455)	(1,914)
Foreign currency translation adjustments	(8)	—
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(463)	(1,914)
Comprehensive income attributable to common shareholders	$508	$20,162

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022
(In thousands, except share amounts) (Unaudited)

		Class A Common Stock		Class B Common Stock					Treasury Stock
	Redeemable Non-controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Non-controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	$(6,667)	2,101,795	$(11,788)	$—	$704,264
Exercise of stock options	—	92,655	—	—	—	1,708	—	—	—	—	—	1,708
Stock-based compensation expense	—	—	—	—	—	3,531	—	—	—	—	—	3,531
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	2,711	—	—	—	2,711
Foreign currency translation adjustment	—	—	—	—	—	—	—	67	—	—	—	67
Distributions to redeemable non-controlling interests	(448)	—	—	—	—	—		—	—	—	—	—
Accretion of tax equity financing fees	28	—	—	—	—		(28)	—	—	—	—	(28)
Investment fund call option exercise	(238)					238					—	238
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	6,335	6,335
Net income	1,914	—	—	—	—	—	17,384	—	—	—	—	17,384
Balance, March 31, 2022	$47,438	33,808,964	$3	18,000,000	$2	$289,459	$456,088	$(3,889)	2,101,795	$(11,788)	$6,335	$736,210

Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	$(4,051)	2,101,795	$(11,788)	$49,002	$873,031
Exercise of stock options	—	82,000	—	—	—	571	—	—	—	—	—	571
Stock-based compensation expense	—	—	—	—	—	4,037	—	—	—	—	—	4,037
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(868)	—	—	—	(868)
Foreign currency translation adjustment	—	—	—	—	—			274	—	—	8	282
Distributions to redeemable non-controlling interests	(178)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Investment fund call option exercise	196	—	—	—	—	(196)	—	—	—	—	—	(196)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	16,417	16,417
Net income	32	—	—	—	—	—	1,102	—	—	—	423	1,525
Balance, March 31, 2023	$46,700	34,030,362	$3	18,000,000	$2	$310,726	$534,624	$(4,645)	2,101,795	$(11,788)	$65,850	$894,772
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,557	$19,298
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	13,341	11,806
Depreciation of property and equipment	644	734
Increase (decrease) in contingent consideration	121	(320)
Accretion of ARO liabilities	66	36
Amortization of debt discount and debt issuance costs	790	852
Amortization of intangible assets	302	578
Provision for bad debts	93	237
Loss on write-off of long-lived assets	18	—
Earnings from unconsolidated entities	(450)	(637)
Net loss from derivatives	163	1,622
Stock-based compensation expense	4,037	3,531
Deferred income taxes, net	(7,142)	1,284
Unrealized foreign exchange (gain) loss	(29)	132
Changes in operating assets and liabilities:
Accounts receivable	58,954	(40,859)
Accounts receivable retainage	2,439	2,582
Federal ESPC receivable	(33,736)	(46,300)
Inventory, net	608	(914)
Costs and estimated earnings in excess of billings	85,748	(154,325)
Prepaid expenses and other current assets	929	2,813
Project development costs	(1,812)	1,260
Other assets	(1,903)	105
Accounts payable, accrued expenses and other current liabilities	(82,266)	(77,163)
Billings in excess of cost and estimated earnings	9,398	(4,309)
Other liabilities	522	(33)
Income taxes receivable, net	6,380	1,868
Cash flows from operating activities	58,772	(276,122)
Cash flows from investing activities:
Purchases of property and equipment	(1,657)	(889)
Capital investment in energy assets	(89,787)	(55,489)
Capital investment in major maintenance of energy assets	(589)	(1,355)
Acquisitions, net of cash received	(9,182)	—
Loans to joint venture investments	(38)	—
Cash flows from investing activities	(101,253)	(57,733)

See notes to condensed consolidated financial statements.

AMERESCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(366)	$(2,570)
Proceeds from exercises of options and ESPP	571	1,708
Proceeds from senior secured revolving credit facility, net	—	76,000
Proceeds from long-term debt financings	58,188	286,744
Proceeds from Federal ESPC projects	42,309	64,788
Net proceeds from energy asset receivable financing arrangements	4,438	1,925
Contributions from non-controlling interests	16,308	4,594
Distributions to redeemable non-controlling interests, net	(161)	(357)
Payments on long-term debt and financing leases	(15,159)	(77,432)
Cash flows from financing activities	106,128	355,400
Effect of exchange rate changes on cash	42	(196)
Net increase in cash, cash equivalents, and restricted cash	63,689	21,349
Cash, cash equivalents, and restricted cash, beginning of period	149,888	87,054
Cash, cash equivalents, and restricted cash, end of period	$213,577	$108,403

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,135	$4,488
Cash paid for income taxes	$323	$78
Accrued purchases of energy assets	$97,542	$40,683
Non-cash contributions from non-controlling interest	$109	$—

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
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results which may be expected for the full year. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in our annual report on Form 10-K (“2022 Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2023.
Reclassification
Certain prior period amounts were reclassified to conform to the presentation in the current period.
Significant Risks and Uncertainties
Global factors have continued to result in global supply chain disruptions, certain governmental travel and other restrictions, and inflationary pressures.
We have considered the impact of general global economic conditions on the assumptions and estimates used, which may change in response to this evolving situation. Results of future operations and liquidity could be adversely impacted by a number of factors including supply chain disruptions, varying levels of inflation, payments of outstanding receivable amounts beyond normal payment terms, workforce disruptions, and uncertain demand. As of the date of issuance of these condensed consolidated financial statements, we cannot reasonably estimate the extent to which macroeconomic conditions may impact our financial condition, liquidity, or results of operations in the foreseeable future. The ultimate impact of the pandemic and general global economic conditions on our business is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the pandemic subsides.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2022 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses, beginning of period	$911	$2,263
Provision for bad debts	93	237
Account write-offs and other	(33)	(235)
Allowance for credit losses, end of period	$971	$2,265

Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a results of the cessation of the publication of certain London interbank offered rate (“LIBOR”) rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and then amended by ASU 2022-06 in December 2022, extending the adoption date to no later than December 31, 2024, with early adoption permitted. We adopted this guidance upon entering amendments to credit agreements which introduced the secured overnight financing rate as administrated by the Federal Reserve Bank of New York to replace LIBOR as the benchmark. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio to be hedged under the method. ASU 2022-01 is effective for our fiscal year ending beginning after December 15, 2022. We adopted this accounting standard as of January 1, 2023 and the adoption did not have an impact on our condensed consolidated financial statements.
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
Investments - Equity Method and Joint Ventures
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which defines consistent accounting for equity investments for the purpose of receiving income tax credits and other income tax benefits. ASU 2023-02 is effective for our fiscal year ending beginning after December 15, 2023. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three months ended March 31, 2023 and 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2023:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$104,320	$45,549	$14,911	$—	$18,450	$183,230
O&M revenue	5,529	12,700	10	3,686	333	22,258
Energy assets	13,651	1,076	762	24,653	630	40,772
Integrated-PV	—	—	—	—	11,944	11,944
Other	869	231	2,728	—	9,010	12,838
Total revenues	$124,369	$59,556	$18,411	$28,339	$40,367	$271,042

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$298,632	$62,217	$13,951	$—	$18,604	$393,404
O&M revenue	5,080	12,297	11	2,774	91	20,253
Energy assets	10,018	1,090	761	26,487	72	38,428
Integrated-PV	—	—	—	—	11,356	11,356
Other	790	42	2,449	—	7,280	10,561
Total revenues	$314,520	$75,646	$17,172	$29,261	$37,403	$474,002

The following table presents information related to our revenue recognized over time:

	Three Months Ended March 31,
	2023	2022
Percentage of revenue recognized over time	93%	96%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended March 31,
	2023	2022
United States	$233,084	$438,391
Canada	17,234	15,988
Other	20,724	19,623
Total revenues	$271,042	$474,002

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2023	December 31, 2022
Accounts receivable, net	$130,940	$174,009
Accounts receivable retainage, net	$35,625	$38,057
Contract Assets:
Costs and estimated earnings in excess of billings	$497,762	$576,363
Contract Liabilities:
Billings in excess of cost and estimated earnings	$39,326	$34,796
Billings in excess of cost and estimated earnings, non-current (1)	12,510	7,617
Total contract liabilities	$51,836	$42,413

	March 31, 2022	December 31, 2021
Accounts receivable, net	$204,082	$161,970
Accounts receivable retainage, net	$40,555	$43,067
Contract Assets:
Costs and estimated earnings in excess of billings	$460,240	$306,172
Contract Liabilities:
Billings in excess of cost and estimated earnings	$31,729	$35,918
Billings in excess of cost and estimated earnings, non-current (1)	$6,322	$6,481
Total contract liabilities	$38,051	$42,399

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the three months ended March 31, 2023 was primarily due to billings of $286,203 offset by revenue recognized of $190,415. Contract assets also decreased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2023, we recognized revenue of $34,715 and billed $39,082 to customers that had balances which were included in contract liabilities at December 31, 2022.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At March 31, 2023, we had contracted backlog of $2,222,460 of which approximately 33% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $2,612 and $4,209 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended March 31, 2023 and 2022, respectively.
No impairment charges in connection with our project development costs were recorded during the three months ended March 31, 2023 and 2022.
4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
We account for acquisitions using the acquisition method in accordance with ASC 805, Business Combinations. The purchase price for each acquisition is allocated to the assets based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired, which is calculated using level 3 inputs per the fair value hierarchy as defined in Note 11, is recorded as goodwill. Intangible assets, if identified, are also recorded. See Note 5 for additional information.
On February 24, 2023, we signed a definitive purchase and sale agreement to acquire Enerqos Energy Solutions S.r.l. (“Enerqos”), a renewable energy and energy efficiency company headquartered in Milan, Italy. The acquisition closed on March 30, 2023 and the total purchase consideration was $13,584, of which $9,535 has been paid to date. There is no contingent consideration related to this acquisition. Cash acquired was $353, debt assumed was $3,951, and a deferred tax liability, net of $1,114 was recorded. The transaction costs, pro-forma effects of this acquisition on our operations, and contribution to revenue and net income the three months ended March 31, 2023 were not material.
The estimated goodwill of $6,996 from the Enerqos acquisition consists largely of expected benefits, including the combined entities experience and the acquired workforce. This goodwill is not deductible for income tax purposes. The estimated fair value of tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions that are preliminary and subject to adjustments. Any measurement period adjustments made within one year from acquisition date, are recorded as adjustments to goodwill. Any adjustments made beyond the measurement period will be included in our consolidated statements of income.
The results of the acquisition since the date of the acquisition have been included in our operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. We did not complete any acquisitions during the year ended December 31, 2022.
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2022	$39,593	$3,981	$3,236	$—	$23,823	$70,633
Goodwill acquired during the year		—	—	—	6,996	6,996
Currency effects	—	—	4	—	177	181
Balance, March 31, 2023	$39,593	$3,981	$3,240	$—	$30,996	$77,810

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Definite-lived intangible assets, net consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Gross carrying amount	$36,700	32,277
Less - accumulated amortization	(28,034)	(27,584)
Intangible assets, net	$8,666	$4,693
The table below sets forth amortization expense:

		Three Months Ended March 31,
Asset type	Location	2023	2022
Customer contracts	Cost of revenues	$—	$184
All other intangible assets	Selling, general and administrative expenses	302	394
Total amortization expense		$302	$578

6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	March 31, 2023	December 31, 2022
Energy assets (1)	$1,596,171	$1,493,913
Less - accumulated depreciation and amortization	(325,941)	(312,388)
Energy assets, net	$1,270,230	$1,181,525

(1) Includes financing lease assets (see Note 7), capitalized interest and Asset retirement obligations (“ARO”) assets (see tables below).
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended March 31,
Location	2023	2022
Cost of revenues (2)	$13,341	$11,806

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended March 31,
	2023	2022
Capitalized interest	$6,376	$1,312

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	March 31, 2023	December 31, 2022
ARO assets, net	Energy assets, net	$3,612	$2,359

ARO liabilities, non-current	Other liabilities	$4,424	$3,052

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2023	2022
Depreciation expense of ARO assets	$55	$37
Accretion expense of ARO liabilities	$66	$36
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$38,189	$38,224

Current portions of operating lease liabilities	$5,868	$5,829
Long-term portions of operating lease liabilities	31,779	31,703
Total operating lease liabilities	$37,647	$37,532
Weighted-average remaining lease term	13 years	13 years
Weighted-average discount rate	6.0%	6.0%

Financing Leases:
Energy assets	$28,839	$29,365

Current portions of financing lease liabilities	$2,133	$1,992
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	13,898	14,068
Total financing lease liabilities	$16,031	$16,060
Weighted-average remaining lease term	14 years	14 years
Weighted-average discount rate	12.1%	12.1%
The costs related to our leases were as follows:

	Three Months Ended March 31,
	2023	2022
Operating Leases:
Operating lease costs	$2,120	$2,291

Financing Leases:
Amortization expense	526	355
Interest on lease liabilities	444	559

Total lease costs	$3,090	$3,205

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,852	$1,907
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities	$1,319	$367
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2023	$6,138	$3,598
2024	6,790	2,565
2025	5,537	2,213
2026	3,455	2,054
2027	2,814	1,922
Thereafter	30,998	17,890
Total minimum lease payments	55,732	30,242
Less: interest	18,085	14,211
Present value of lease liabilities	$37,647	$16,031
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of March 31, 2023 and relates to lease payments to be made over a 20-year period. We are in process of modifying the terms of this agreement such that the criteria to record a ROU asset and ROU liability may not be met.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back one energy asset for $4,139 in cash proceeds under this facility during the three months ended March 31, 2023. As of March 31, 2023, a majority of the total commitment of $350,000 remained available under this lending commitment.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 for the three months ended March 31, 2023 and 2022.
See Note 19 Subsequent Events for a sale-leaseback that occurred on April 20, 2023.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
Senior secured revolving credit facility (1)	$182,900	$182,900
Senior secured term loans	295,000	295,000
Non-recourse construction revolvers (4)	47,090	45,391
Non-recourse term loans (4)	296,880	255,403
Non-recourse long-term financing facilities (2)	121,455	120,923
Non-recourse financing lease liabilities (3)	16,031	16,060
Acquired debt (5)	3,951	—
Total debt and financing lease liabilities	963,307	915,677
Less: current maturities	313,459	331,479
Less: unamortized discount and debt issuance costs	18,172	15,563
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$631,676	$568,635

(1) At March 31, 2023, funds of $4,345 were available for borrowing under this facility.
(2) These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 7 for additional disclosures.
(3) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 7 for additional disclosures.
(4) Most of these agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.
(5) Debt acquired in connection with the acquisition of Enerqos. See Note 4 for additional information.

Senior Secured Credit Facility - Revolver and Term Loans
On March 17, 2023, we entered into amendment number two to the fifth amended and restated senior secured credit facility with five banks to increase the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.00 for the quarters ending March 31, 2023 and June 30, 2023, and 3.5 thereafter.
Non-recourse Term Shelf Notes, 5.99%, due December 31, 2047
On March 28, 2023, three senior secured notes (“Shelf Notes”) due December 31, 2047 were issued under our shelf facility, with gross proceeds of $22,625. The Shelf Notes bear interest at a fixed rate of 5.99% per annum and are payable quarterly commencing June 30, 2023. At closing, we incurred $282 in lender fees and debt issuance costs. In connection with the Shelf Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $3,123, which was recorded as a debt discount.
Non-recourse Variable Rate Term Loan, 6.38%, due March 28, 2028
On March 30, 2023, we entered into an amended and restated financing agreement (“Amended Agreement”) with the existing bank that extended the maturity date of the loan from March 30, 2023 to March 28, 2028. The Amended Agreement consists of a term loan of $14,084, an incremental term loan of $359 and a letter of credit of $899. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The rate at March 31, 2023 was 6.38%. The remaining principal balance and unpaid interest is due March 28, 2028. As a result of this refinancing, we entered into a new interest rate swap contract with an initial notional amount of $14,084 and termination date of December 31, 2040. See Note 12 Derivative Instruments and Hedging Activities for additional information on this new swap contract.
Non-recourse Fixed Rate Note, 6.50%, due October 31, 2037
On March 31, 2023, we drew down the remaining availability of $30,000 under this facility. As of March 31, 2023, $114,919 was outstanding under this facility, net of unamortized debt discount and issuance costs.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Non-recourse Construction Credit Facility
On March 31, 2023, we entered into a credit agreement for a construction facility with a total commitment of CAD$100,000 which has an availability period of five years. As of March 31, 2023, no funds were drawn under this facility. During the availability period the loans will bear interest at a fixed rate of 2.00% and during the operating period the rate will range from 1.00% to 3.00% as set forth in the agreement. The maturity date is the earlier of twenty years from project commencement date or one year prior to the termination date of the last remaining energy services agreements.
Non-recourse Term Loans
See Note 19 Subsequent Events for information about financings that occurred after March 31, 2023.
9. INCOME TAXES
We recorded a benefit for income taxes of $503 and expense of $2,307 for the three months ended March 31, 2023 and 2022, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 47.7% for the three months ended March 31, 2023, compared to an expense of 10.7% of estimated effective annualized tax rate for the three months ended March 31, 2022.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2023 were the effects of investment tax credits which we are entitled from solar and storage plants placed into service or are forecasted to be placed into service during 2023, tax deductions related to the Section 179D deduction, and foreign earnings and profits taxed in the United States.
Under GAAP accounting rules deferred taxes are shown on a net basis in the condensed consolidated financial statements based on taxing jurisdiction. Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the accompanying condensed consolidated balance sheets.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2022	$900
Balance, March 31, 2023	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $450 at March 31, 2023 and December 31, 2022 (net of the federal benefit on state amounts).
10. COMMITMENTS AND CONTINGENCIES
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
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 4 years from the acquisition date. The fair value remained consistent at $358 at December 31, 2022 and March 31, 2023 and is included in other liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid annually in May, if any of the cumulative revenue targets are achieved. No payments have been made to date.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
business and concluded that the fair value of this earn-out was approximately $3,800 upon acquisition and as of December 31, 2022. At March 31, 2023, the fair value of the contingent consideration was increased to $3,921 and is included in accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. No payments were made during the three months ended March 31, 2023.
See Note 11 for additional information.
11. FAIR VALUE MEASUREMENT
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	March 31, 2023	December 31, 2022
Assets:
Interest rate swap instruments	2	$3,564	$5,202
Total assets		$3,564	$5,202
Liabilities:
Interest rate swap instruments	2	$6	$9
Make-whole provisions	2	8,175	5,348
Contingent consideration	3	4,279	4,158
Total liabilities		$12,460	$9,515
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	March 31, 2023	December 31, 2022
Contingent consideration liability balance at the beginning of period	$4,158	$2,838
Changes in fair value included in earnings	121	(19)
Payment of contingent consideration	—	1,614
Remeasurement period adjustment	—	(275)
Contingent consideration liability balance at the end of period	$4,279	$4,158
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of March 31, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$915,732	$929,104	$869,771	$884,054

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the three months ended March 31, 2023 and the year ended December 31, 2022.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of March 31, 2023 or December 31, 2022.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the three months ended March 31, 2023, we adopted ASU 2020-04, Reference Rate Reform, for two interest rate swap contracts with the transition from LIBOR to SOFR as the reference rate. In March 2023, we dedesignated one interest rate swap contract for a previous loan facility and entered into a new interest rate swap contract to hedge $14,084 of the extended loan facility. The new interest rate swap was designated as a cash flow hedge.
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		March 31, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$630	$1,748
Interest rate swap contracts	Other liabilities	$6	$9
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$2,934	$3,454
Make-whole provisions	Other liabilities	$8,175	$5,348
As of March 31, 2023 and December 31, 2022, all but two of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended March 31,
		2023	2022
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$11	$481
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$458	$(1,262)
Commodity swap contracts	Other expenses, net	$—	$2,606
Make-whole provisions	Other expenses, net	$(295)	$278

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Three Months Ended March 31, 2023
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$1,284
Unrealized loss recognized in AOCI	(879)
Loss reclassified from AOCI to other expenses, net	11
Loss on derivatives	(868)
Accumulated gain in AOCI at the end of the period	$416
The following tables present all of our active derivative instruments as of March 31, 2023:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.70% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.93% Fixed	May 2020	March 2033	$6,968	Not Designated
15.5-Year, 5.40% Fixed	September 2008	March 2024	$13,081	Designated
7.75-Year, 3.16% Fixed	March 2023	December 2040	$14,084	Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$654
Make-whole provisions	Liability	August 2016	April 2031	$50
Make-whole provisions	Liability	April 2017	February 2034	$40
Make-whole provisions	Liability	November 2020	December 2027	$40
Make-whole provisions	Liability	October 2011	May 2028	$10
Make-whole provisions	Liability	May 2021	April 2045	$160
Make-whole provisions	Liability	July 2021	March 2046	$2,865
Make-whole provisions	Liability	June 2022	March 2042	$1,233
Make-whole provisions	Liability	March 2023	December 2047	$3,123

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	March 31,	December 31,
	2023 (1)	2022 (1)
Cash and cash equivalents	$5,486	$10,107
Restricted cash	—	799
Accounts receivable, net	312	590
Costs and estimated earnings in excess of billings	3,714	952
Prepaid expenses and other current assets	8,206	14,322
Total VIE current assets	17,718	26,770
Property and equipment, net	312	89
Energy assets, net	213,946	182,050
Operating lease assets	5,914	4,901
Restricted cash, non-current portion	73	73
Other assets	703	30
Total VIE assets	$238,666	$213,913
Current portions of long-term debt and financing lease liabilities	$2,177	$2,087
Accounts payable	11,434	8,055
Accrued expenses and other current liabilities	1,552	12,559
Current portions of operating lease liabilities	231	117
Total VIE current liabilities	15,394	22,818
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	19,703	19,177
Long-term operating lease liabilities, net of current portion	2,930	5,159
Other liabilities	3,794	3,575
Total VIE liabilities	$41,821	$50,729

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. During the three months ended March 31, 2023, a joint venture member contributed $16,417 to a joint venture which was formed for a specific project. Our joint ventures generated $423 in earnings during the three months ended March 31, 2023.
Equity Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in earnings from unconsolidated entities on the condensed consolidated statements of income.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

	As of
	March 31, 2023	December 31, 2022
Equity method investments	$11,337	$10,855

14. REDEEMABLE NON-CONTROLLING INTERESTS
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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both March 31, 2023 and December 31, 2022 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net income attributable to common shareholders	$1,102	$17,384
Adjustment for accretion of tax equity financing fees	(27)	(28)
Income attributable to common shareholders	$1,075	$17,356
Denominator:
Basic weighted-average shares outstanding	51,963	51,744
Effect of dilutive securities:
Stock options	1,298	1,892
Diluted weighted-average shares outstanding	53,261	53,636
Net income per share attributable to common shareholders:
Basic	$0.02	$0.34
Diluted	$0.02	$0.32

Potentially dilutive shares (1)	1,901	783

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$4,037	$3,531
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of March 31, 2023, there was $45,827 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the three months ended March 31, 2023, we granted 30 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 47 RSUs to certain employees under our 2020 Plan. We did not grant awards to individuals who were not either an employee or director of ours during the three months ended March 31, 2023 and 2022.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three months ended March 31, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended March 31, 2023
Revenues	$124,369	$59,556	$18,411	$28,339	$40,367	$271,042
(Gain) loss on derivatives	(303)	(62)	8	520	—	163
Interest expense, net of interest income	1,403	298	182	2,351	119	4,353
Depreciation and amortization of intangible assets	6,049	1,225	405	5,868	304	13,851
Unallocated corporate activity	—	—	—	—	—	(18,843)
Income before taxes, excluding unallocated corporate activity	7,956	5,212	732	3,515	2,482	19,897

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended March 31, 2022
Revenues	$314,520	$75,646	$17,172	$29,261	$37,403	$474,002
Loss on derivatives	227	51	—	1,344	—	1,622
Interest expense, net of interest income	1,642	306	222	1,790	(7)	3,953
Depreciation and amortization of intangible assets	5,278	1,245	447	5,416	271	12,657
Unallocated corporate activity	—	—	—	—	—	(15,909)
Income before taxes, excluding unallocated corporate activity	18,218	8,886	279	7,422	2,709	37,514
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended March 31,
	2023	2022
Loss on derivatives, net	$163	$1,622
Interest expense, net of interest income	7,193	4,489
Amortization of debt discount and debt issuance costs	790	852
Foreign currency transaction loss (gain)	(157)	116
Government incentives	54	2
Other expenses, net	$8,043	$7,081
19. SUBSEQUENT EVENTS
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140,844 under a non-recourse credit facility. At the closing, the JV drew down $90,921 for construction of an energy asset.
On April 20, 2023, we sold and leased back one energy asset for $72,056 in cash proceeds under our August 2018 master lease and participation agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K (“2022 Form 10-K”) for the year ended December 31, 2022 filed on February 28, 2023 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of the ongoing COVID-19 pandemic and supply chain disruptions and shortage of materials; our expectations related to our agreement with SCE including the impact of any delays; the impact of the U.S. Department of Commerce’s solar panel import investigation and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2022 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. During 2022, we entered into joint venture arrangements in Greece and California and acquired an operating wind farm in Ireland. On March 30, 2023, we closed on the acquisition of Enerqos Energy Solutions S.r.l., a renewable energy and energy efficiency company headquartered in Milan, Italy. With this acquisition, we expect to expand our portfolio of clean energy projects and solutions throughout Italy. The pro forma effects of this acquisition were not material to our operations for the fiscal periods presented.

Key Factors and Trends
The Inflation Reduction Act (“IRA”)
The IRA was signed into law by President Biden on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry, however, we are seeing an increase in engagement as customers assess and prioritize their projects to optimize the potential benefits of the IRA. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, including the result of supply chain challenges, war in Ukraine, evolving relations between the U.S. and China, and other geopolitical tensions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays as well as shortage of certain components needed for our business, such as lithium-ion battery cells, semiconductors, and other components required for our clean energy solutions may continue or become more pronounced.
During the three months ended March 31, 2023, we were impacted by supply chain disruptions and varying levels of inflation, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the three months ended March 31, 2023. We expect the trends of supply chain challenges and inflationary pressures to continue beyond this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
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
Climate Change and Effects of Seasonality
The global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. See “Our business depends in part on federal, state, provincial and local government support or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors in our 2022 Form 10-K.

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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” in Item 1A, Risk Factors in our 2022 Form 10-K.
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
In 2022, SCE also instructed us to adjust the project schedule into 2023. Under the terms of the SCE Agreement, we are entitled to recover costs associated with schedule changes requested by SCE. In the first quarter of 2023, SCE and Ameresco reached an agreement on these costs and as a part of that agreement SCE agreed to accelerate $125 million of future milestone payments on the projects, which we received during the three months ended March 31, 2023.
In early 2023 we made further weather-related force majeure claims due to the record rainfall at the sites. We are working with SCE to analyze and estimate force majeure related costs and the applicability and scope of force majeure relief based on our force majeure claims. If we cannot reach agreement with SCE about extensions to the Guaranteed Completion Date and the applicability of force majeure relief, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with schedule changes, and under certain circumstances SCE may have a right to terminate the agreement.
Despite the delays, the SCE projects progressed further during the three months ended March 31, 2023. Considering the schedule adjustments requested by SCE and the delays disclosed earlier, we anticipate two of the three projects to be in service and achieve substantial completion in early summer 2023. One of the projects, which had already been energized, was impacted by the 2023 weather events described above. We are working with SCE to determine the duration of this delay.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the three months ended March 31, 2023, we granted 30,000 common stock options and awards of 47,434 RSUs to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $45.8 million at March 31, 2023 compared to $46.7 million at December 31, 2022 and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.

Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of March 31,
(In Thousands)	2023	2022
Project Backlog
Fully-contracted backlog	$1,007,620	$1,342,150
Awarded, not yet signed customer contracts	1,963,760	1,754,050
Total project backlog	$2,971,380	$3,096,200
12-month project backlog	$638,550	$1,154,400

O&M Backlog
Fully-contracted backlog	$1,214,840	$1,211,620
12-month O&M backlog	$86,020	$73,400
Our $892 million SCE Agreement was entered into in October 2021 and increased our fully-contracted backlog and 12-month project backlog at March 31, 2022 compared to March 31, 2023. The majority of our revenues under this contract were recognized in 2022.
Total project backlog represents energy efficiency projects that are active within our sales cycle. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle averages 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the subcontractors, what equipment will be used, and assist in arranging for third party financing, as applicable. It takes an average of 12 to 24 months to convert our awarded backlog to fully-contracted backlog. It may take longer, as it depends on the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period.
Our O&M backlog represents expected future revenues under signed multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2022 Form 10-K.
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.5 billion, which includes $98.8 million attributable to a non-controlling interest at March 31, 2023, and $1.3 billion at March 31, 2022. The portion of assets in development related to spending for Energy as a Service assets was approximately $41.2 million and $60.0 million at March 31, 2023 and 2022, respectively. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2023		2022		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$271,042	100.0%	$474,002	100.0%	$(202,960)	(42.8)%
Cost of revenues	221,094	81.6%	405,624	85.6%	(184,530)	(45.5)%
Gross profit	49,948	18.4%	68,378	14.4%	(18,430)	(27.0)%
Earnings from unconsolidated entities	450	0.2%	637	0.2%	(187)	(29.4)%
Selling, general and administrative expenses	41,301	15.2%	40,329	8.5%	972	2.4%
Operating income	9,097	3.4%	28,686	6.1%	(19,589)	(68.3)%
Other expenses, net	8,043	3.0%	7,081	1.5%	962	13.6%
Income before income taxes	1,054	0.4%	21,605	4.6%	(20,551)	(95.1)%
Income tax (benefit) provision	(503)	(0.2)%	2,307	0.5%	(2,810)	(121.8)%
Net income	1,557	0.6%	19,298	4.1%	$(17,741)	(91.9)%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(455)	(0.2)%	(1,914)	(0.4)%	$(1,459)	(76.2)%
Net income attributable to common shareholders	$1,102	0.4%	$17,384	3.7%	$(16,282)	(93.7)%
Our results of operations for the three months ended March 31, 2023 are due to the following:
•Revenues: total revenues for the three months ended March 31, 2023 decreased over 2022 primarily due to a $210.2 million, or 53%, decrease in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the decrease in cost of revenues and gross profit is primarily due to the decrease in project revenues described above. However, our gross profit as a percent of revenues increased due to lower revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended March 31, 2023 increased over 2022 primarily due to higher professional fees and project development costs not realized on projects partially offset by lower miscellaneous costs compared to the prior year related to a settlement of an outstanding legal proceeding during the first quarter of 2022.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended March 31, 2023 increased over 2022 primarily due to higher interest expenses, net of $2.7 million related to increased amounts outstanding on our senior secured debt facility and the timing of government incentive income received. This increase was partially offset by a smaller net loss on derivatives of $0.2 million as compared to a net loss of $1.6 million in the prior period.
•Income before Income Taxes: the decrease in income before income taxes is due to reasons described above.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be lower in 2023 as compared to 2022 primarily due to the effects of additional investment tax credits which we are entitled to from solar and storage plants placed into service or are forecasted to be placed into service during 2023 and higher Section 179D deductions available in 2023 under the IRA.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for the three months ended March 31, 2023 was $0.02, a decrease of $0.32 per share compared to the same period of 2022. Diluted earnings per share for 2023 was $0.02, a decrease of $0.30 per share compared to last year.
Business Segment Analysis
Our reportable segments for the three months ended March 31, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended March 31,
(In Thousands)	2023	2022	Dollar Change	% Change
U.S. Regions	$124,369	$314,520	$(190,151)	(60.5)%
U.S. Federal	59,556	75,646	(16,090)	(21.3)
Canada	18,411	17,172	1,239	7.2
Alternative Fuels	28,339	29,261	(922)	(3.2)
All Other	40,367	37,403	2,964	7.9
Total revenues	$271,042	$474,002	$(202,960)	(42.8)%
•U.S. Regions: revenues decreased primarily due to lower project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage projects, versus the prior period.
•U.S. Federal: the decrease in revenue this quarter versus the prior year quarter is primarily due to lower project revenues. Project revenues decreased year-over-year resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Canada: revenues increased due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects versus the prior period which benefited from early material deliveries to work sites.
•Alternative Fuels: the decrease in revenues is primarily attributed to lower renewable gas production levels at one of our renewable natural gas facilities.
•All Other: All other revenues increased year-over-year primarily due to higher utility SaaS and consulting revenue and higher integrated-PV revenue attributed to increased shipments resulting from increased demand in the oil and gas market.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended March 31,
(In Thousands)	2023	2022	Dollar Change	% Change
U.S. Regions	$7,956	$18,218	$(10,262)	(56.3)%
U.S. Federal	5,212	8,886	(3,674)	(41.3)
Canada	732	279	453	162.4
Alternative Fuels	3,515	7,422	(3,907)	(52.6)
All Other	2,482	2,709	(227)	(8.4)
Unallocated corporate activity	(18,843)	(15,909)	(2,934)	(18.4)
Income before taxes	$1,054	$21,605	$(20,551)	(95.1)%
•U.S. Regions: the decrease is primarily due to the lower revenues described above, partially offset by lower miscellaneous costs related to a settlement of an outstanding legal proceeding during the first quarter of 2022.

•U.S. Federal: the decrease is primarily due to the lower revenues described above.
•Canada: the increase is primarily due to the higher revenues described above partially offset by higher project development costs.
•Alternative Fuels: the decrease is primarily due to higher direct costs related to unplanned maintenance and higher depreciation expense related to the timing of assets placed in operations.
•All Other: the decrease is primarily due to higher salaries and benefits costs, higher project development costs, and higher professional fees, partially offset by the higher revenues described above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher net salaries and benefit costs and interest expenses.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, various forms of other debt and equity offerings. See Note 8 “Debt and Financing Lease Liabilities” for additional information.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations through at least May 2024 and thereafter. With the schedule adjustment requested by SCE and the anticipated timeline for completing the projects, we expect to continue to incur and fund capital expenditures for the SCE battery project into the first half of 2023, net of any cash collected on amounts invoiced.
We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital requirements during these uncertain times. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the duration of supply challenges, and the rate and duration of the inflationary pressures. For example, recent increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past few quarters, ensuring that our assets in development continue to align with our hurdle rates.
Senior Secured Credit Facility — Revolver and Term Loans
On March 17, 2023, we entered into a second amendment to our fifth amended and restated senior secured credit facility, which increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.00 for the quarters ended March 31, 2023 and June 30, 2023, and 3.50 thereafter. As of March 31, 2023, the balance on the senior secured term loans was $295.0 million, the balance on the senior secured revolving credit facility was $182.9 million, and we had funds available of $4.3 million.
Project Financing
Non-recourse Construction Revolvers and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under GAAP to reflect these loans as liabilities on our condensed consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc.
Net proceeds from non-recourse construction revolvers and term loans during the three months ended March 31, 2023 totaled $53.7 million. We also we entered into a credit agreement for a construction facility with a total commitment of CAD$100.0 million and as of March 31, 2023, no funds were drawn under this facility.
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140.8 million under a non-recourse credit facility. At the closing, the JV drew down $90.9 million for construction of an energy asset.
Non-recourse Sale-leasebacks
On April 20, 2023, we sold and leased back one energy asset for $72.1 million in cash proceeds under our August 2018 master lease and participation agreement.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $520.8 million as of March 31, 2023. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $42.3 million during the three months ended March 31, 2023, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $33.7 million during the three months ended March 31, 2023. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
(In Thousands)	2023	2022	$ Change
Cash flows from operating activities	$58,772	$(276,122)	$334,894
Cash flows from investing activities	(101,253)	(57,733)	(43,520)
Cash flows from financing activities	106,128	355,400	(249,272)
Effect of exchange rate changes on cash	42	(196)	238
Total net cash flows	$63,689	$21,349	$42,340
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the three months ended March 31, 2023 increased over the same period last year primarily due to a decrease of $240.1 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project and a $99.8 million decrease in accounts receivable, which were partially offset by decreases of $17.7 million in net income and $5.1 million in accounts payable, accrued expenses and other current liabilities when compared to the prior year period.
Cash Flows from Investing Activities
During the three months ended March 31, 2023 we made capital investments of $89.8 million in new energy assets and $0.6 million in major maintenance of energy assets compared to $55.5 million and $1.4 million, respectively, in 2022. In addition, during the three months ended March 31, 2023 we paid $9.2 million, net of cash received, for the acquisition of Enerqos.
We currently plan to invest approximately $235 million to $285 million in additional capital expenditures during the remainder of 2023, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the three months ended March 31, 2023 were net proceeds from long-term debt of $57.8 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $46.7 million, and contributions from non-controlling interests of $16.3 million partially offset by payments on long-term debt of $15.2 million.
Our primary sources of financing for the three months ended March 31, 2022 were net proceeds from long-term debt financings of $284.2 million, net proceeds received from Federal ESPC projects and energy assets of $66.7 million, partially offset by net payments from our senior secured credit facility of $76.0 million, and payments on long-term debt of $77.4 million.
We currently plan additional project financings of approximately $175 million to $225 million during the remainder of 2023 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of March 31, 2023 and there were no additional uncertain tax positions taken during the three months ended March 31, 2023. We believe our current tax reserves are adequate to cover all known tax uncertainties.
Other than as noted above, there have been no material changes in our critical accounting estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for updates to critical accounting policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2022 Form 10-K.
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
For additional information about certain proceedings, please refer to Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2022 Form 10-K as supplemented and updated in Part II, Item 1A are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended March 31, 2023. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of March 31, 2023, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
3.1
Amended and Restated By-Laws of Ameresco, Inc. (as further amended May 22, 2014). Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on April 24, 2023 (file no. 001-34811) and incorporated herein by reference.

10.1**	Ameresco, Inc. Form of 2023 Executive/Employee RSU Award Agreement
10.2
Fifth Amended and Restated Credit Agreement dated as of March 4, 2022 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), BOFA Securities, Inc. as sole lead arranger and sole bookrunner and Bank of America, N.A. as administrative agent filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 4, 2022 (file no. 001-34811) and incorporated herein by reference.

10.3*
Amendment No. 2 to Fifth Amended and Restated Credit Agreement dated March 17, 2023 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	May 2, 2023	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)