Form 10-Q
period 2023-06-30
Ameresco, Inc.
filed 2023-08-01
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 28, 2023
Class A Common Stock, $0.0001 par value per share	34,200,760
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022	1
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5. Other Information	38
Item 6. Exhibits	40
Signatures	41

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$48,999	$115,534
Restricted cash (1)	39,137	20,782
Accounts receivable, net of allowance of $903 and $911, respectively (1)	123,361	174,009
Accounts receivable retainage, net	37,803	38,057
Costs and estimated earnings in excess of billings (1)	575,113	576,363
Inventory, net	14,127	14,218
Prepaid expenses and other current assets (1)	58,874	38,617
Income tax receivable	7,497	7,746
Project development costs, net	16,956	16,025
Total current assets (1)	921,867	1,001,351
Federal ESPC receivable	499,250	509,507
Property and equipment, net (1)	16,888	15,707
Energy assets, net (1)	1,417,690	1,181,525
Deferred income tax assets, net	3,594	3,045
Goodwill, net	77,846	70,633
Intangible assets, net	8,142	4,693
Operating lease assets (1)	38,833	38,224
Restricted cash, non-current portion (1)	13,677	13,572
Other assets (1)	43,223	38,564
Total assets (1)	$3,041,010	$2,876,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities (1)	$332,999	$331,479
Accounts payable (1)	290,284	349,126
Accrued expenses and other current liabilities (1)	81,008	89,166
Current portions of operating lease liabilities (1)	5,935	5,829
Billings in excess of cost and estimated earnings	40,459	34,796
Income taxes payable	1,564	1,672
Total current liabilities (1)	752,249	812,068
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	784,266	568,635
Federal ESPC liabilities	464,566	478,497
Deferred income tax liabilities, net	7,971	9,181
Deferred grant income	7,319	7,590
Long-term operating lease liabilities, net of current portion (1)	32,487	31,703
Other liabilities (1)	70,175	49,493
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	47,994	46,623
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2023 and December 31, 2022 of $275,589 and $213,913, respectively. Includes non-recourse liabilities of consolidated VIEs at June 30, 2023 and December 31, 2022 of $153,715 and $50,729, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	June 30, 2023	December 31, 2022
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,302,405 shares issued and 34,200,610 shares outstanding at June 30, 2023, 36,050,157 shares issued and 33,948,362 shares outstanding at December 31, 2022	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	317,228	306,314
Retained earnings	540,964	533,549
Accumulated other comprehensive loss, net	(2,884)	(4,051)
Treasury stock, at cost, 2,101,795 shares at June 30, 2023 and December 31, 2022	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	843,525	824,029
Non-controlling interests	30,458	49,002
Total stockholders’ equity	873,983	873,031
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$3,041,010	$2,876,821

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$327,074	$577,397	$598,116	$1,051,399
Cost of revenues	268,425	496,094	489,519	901,718
Gross profit	58,649	81,303	108,597	149,681
Earnings from unconsolidated entities	380	352	830	989
Selling, general and administrative expenses	41,413	38,601	82,714	78,930
Operating income	17,616	43,054	26,713	71,740
Other expenses, net	9,198	5,249	17,241	12,330
Income before income taxes	8,418	37,805	9,472	59,410
Income tax provision (benefit)	5	4,932	(498)	7,239
Net income	8,413	32,873	9,970	52,171
Net income attributable to non-controlling interests and redeemable non-controlling interests	(2,045)	(657)	(2,500)	(2,571)
Net income attributable to common shareholders	$6,368	$32,216	$7,470	$49,600

Net income per share attributable to common shareholders:
Basic	$0.12	$0.62	$0.14	$0.96
Diluted	$0.12	$0.61	$0.14	$0.93
Weighted average common shares outstanding:
Basic	52,127	51,818	52,045	51,781
Diluted	53,211	53,173	53,232	53,407

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income	$8,413	$32,873
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax	820	1,565
Foreign currency translation adjustments	943	(2,030)
Total other comprehensive income (loss)	1,763	(465)
Comprehensive income	10,176	32,408
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(2,045)	(657)
Foreign currency translation adjustments	(2)	—
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(2,047)	(657)
Comprehensive income attributable to common shareholders	$8,129	$31,751

	Six Months Ended June 30,
	2023	2022
Net income	9,970	52,171
Other comprehensive income:
Unrealized (loss) gain from interest rate hedges, net of tax	(48)	4,276
Foreign currency translation adjustments	1,226	(1,963)
Total other comprehensive income	1,178	2,313
Comprehensive income	11,148	54,484
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(2,500)	(2,571)
Foreign currency translation adjustments	(10)	—
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(2,510)	(2,571)
Comprehensive income attributable to common shareholders	$8,638	$51,913

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2023 and 2022
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Retained Earnings		Shares	Amount
Balance, March 31, 2022	$47,438	33,808,964	$3	18,000,000	$2	$289,459	$456,089	$(3,889)	2,101,795	$(11,788)	$6,335	$736,211
Exercise of stock options	—	7,933	—	—	—	158	—	—	—	—	—	158
Stock-based compensation expense	—	—	—	—	—	3,675	—	—	—	—	—	3,675
Employee stock purchase plan	—	16,996	—	—	—	948	—	—	—	—	—	948
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	1,565	—	—	—	1,565
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,030)	—	—	—	(2,030)
Distributions to redeemable non-controlling interests	(204)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	8,851	8,851
Net income	657	—	—	—	—	—	32,216	—	—	—	—	32,216
Balance, June 30, 2022	$47,918	33,833,893	$3	18,000,000	$2	$294,240	$488,278	$(4,354)	2,101,795	$(11,788)	$15,186	$781,567

Balance, March 31, 2023	$46,700	34,030,362	$3	18,000,000	$2	$310,726	$534,624	$(4,645)	2,101,795	$(11,788)	$65,850	$894,772
Exercise of stock options	—	134,600	—	—	—	1,523	—	—	—	—	—	1,523
Stock-based compensation expense	—	—	—	—	—	3,962	—	—	—	—	—	3,962
Employee stock purchase plan	—	24,833	—	—	—	1,017	—	—	—	—	—	1,017
Restricted stock units released	—	10,815	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	820	—	—	—	820
Foreign currency translation adjustment	—	—	—	—	—	—	—	941	—	—	2	943
Distributions to redeemable non-controlling interests	(157)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	28	—	—	—	—	—	(28)	—	—	—	—	(28)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	812	812
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(36,828)	(36,828)
Net income	1,423	—	—	—	—	—	6,368	—	—	—	622	6,990
Balance, June 30, 2023	$47,994	34,200,610	$3	18,000,000	$2	$317,228	$540,964	$(2,884)	2,101,795	$(11,788)	$30,458	$873,983
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and 2022
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	$(6,667)	2,101,795	$(11,788)	$—	$704,264
Exercise of stock options	—	100,588	—	—	—	1,866	—	—	—	—	—	1,866
Stock-based compensation expense	—	—	—	—	—	7,206	—	—	—	—	—	7,206
Employee stock purchase plan	—	16,996	—	—	—	948	—	—	—	—	—	948
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	4,276	—	—	—	4,276
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,963)	—	—	—	(1,963)
Distributions to redeemable non-controlling interests	(651)	—	—	—	—	—		—	—	—	—	—
Accretion of tax equity financing fees	54	—	—	—	—		(54)	—	—	—	—	(54)
Investment fund call option exercise	(238)					238	—				—	238
Contributions from non-controlling interest	—					—	—				15,186	15,186
Net income	2,571	—	—	—	—	—	49,600	—	—	—	—	49,600
Balance, June 30, 2022	$47,918	33,833,893	$3	18,000,000	$2	$294,240	$488,278	$(4,354)	2,101,795	$(11,788)	$15,186	$781,567

Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	$(4,051)	2,101,795	$(11,788)	$49,002	$873,031
Exercise of stock options	—	216,600	—	—	—	2,093	—	—	—	—	—	2,093
Stock-based compensation expense	—	—	—	—	—	7,999	—	—	—	—	—	7,999
Employee stock purchase plan	—	24,833	—	—	—	1,017	—	—	—	—	—	1,017
Restricted stock units released	—	10,815	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(48)	—	—	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,215	—	—	11	1,226
Distributions to redeemable non-controlling interests	(335)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	55	—	—	—	—	—	(55)	—	—	—	—	(55)
Investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	922	922
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(20,521)	(20,521)
Net income	1,456	—	—	—	—	—	7,470	—	—	—	1,044	8,514
Balance, June 30, 2023	$47,994	34,200,610	$3	18,000,000	$2	$317,228	$540,964	$(2,884)	2,101,795	$(11,788)	$30,458	$873,983
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$9,970	$52,171
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	27,725	23,978
Depreciation of property and equipment	1,607	1,404
Increase (decrease) in contingent consideration	155	(320)
Accretion of ARO liabilities	130	72
Amortization of debt discount and debt issuance costs	2,364	2,036
Amortization of intangible assets	991	1,020
Provision for bad debts	579	244
Loss on write-off of long-lived assets	18	—
Earnings from unconsolidated entities	(830)	(989)
Net (gain) loss from derivatives	(261)	555
Stock-based compensation expense	7,999	7,206
Deferred income taxes, net	(3,177)	3,606
Unrealized foreign exchange loss	38	467
Changes in operating assets and liabilities:
Accounts receivable	60,028	(44,334)
Accounts receivable retainage	354	(458)
Federal ESPC receivable	(88,072)	(113,478)
Inventory, net	91	(2,080)
Costs and estimated earnings in excess of billings	15,664	(358,603)
Prepaid expenses and other current assets	1,312	(1,629)
Project development costs	(2,825)	(1,332)
Other assets	(1,867)	(10,020)
Accounts payable, accrued expenses and other current liabilities	(80,555)	126,783
Billings in excess of cost and estimated earnings	13,462	4,073
Other liabilities	1,240	18
Income taxes receivable, net	11	1,767
Cash flows from operating activities	(33,849)	(307,843)
Cash flows from investing activities:
Purchases of property and equipment	(2,662)	(2,525)
Capital investment in energy assets	(261,547)	(124,924)
Capital investment in major maintenance of energy assets	(5,810)	(4,838)
Acquisitions, net of cash received	(9,184)	—
Loans to joint venture investments	(39)	—
Cash flows from investing activities	(279,242)	(132,287)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(5,074)	$(2,756)
Proceeds from exercises of options and ESPP	3,110	2,814
(Payments on) proceeds from senior secured revolving credit facility, net	(80,000)	120,000
Proceeds from long-term debt financings	343,923	307,911
Proceeds from Federal ESPC projects	76,699	121,731
Net proceeds from energy asset receivable financing arrangements	8,114	4,651
Contributions from non-controlling interests	499	12,919
Distributions to non-controlling interest	(20,521)	—
Distributions to redeemable non-controlling interests, net	(338)	(561)
Payments on long-term debt and financing leases	(61,335)	(101,035)
Cash flows from financing activities	265,077	465,674
Effect of exchange rate changes on cash	(61)	(1,291)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,075)	24,253
Cash, cash equivalents, and restricted cash, beginning of period	149,888	87,054
Cash, cash equivalents, and restricted cash, end of period	$101,813	$111,307

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,778	$13,672
Cash paid for income taxes	$2,500	$2,829
Non-cash Federal ESPC settlement	$91,379	$—
Accrued purchases of energy assets	$80,519	$37,683
Non-cash contributions from non-controlling interest	$422	$2,039

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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results which may be expected for the full year. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in our annual report on Form 10-K (“2022 Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2023.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses, beginning of period	$971	$2,265	$911	$2,263
Provision for bad debts	486	7	579	244
Account write-offs and other	(554)	(10)	(587)	(245)
Allowance for credit losses, end of period	$903	$2,262	$903	$2,262
Accounts Receivable Factoring
Ameresco’s wholly-owned subsidiary in Italy entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions on a non-recourse basis. These transactions are accounted for in accordance with ASC Topic 860, Transfers and Servicing and result in a reduction in accounts receivable because the agreements transfer effective control over the receivables, and related risk, to the buyers. Our Italian subsidiary does not retain any interest in the underlying accounts receivable once sold. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets, and

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
cash received is reflected in operating activities in the condensed consolidated statements of cash flows. Factoring fees during the three months ended June 30, 2023 were $1,252 and are included in other expense, net in the condensed consolidated statements of income. See Note 18. Other Expenses, Net.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a results of the cessation of the publication of certain London interbank offered rate (“LIBOR”) rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and then amended by ASU 2022-06 in December 2022, extending the adoption date to no later than December 31, 2024, with early adoption permitted. We adopted this guidance beginning January 1, 2023 upon entering amendments to credit agreements which introduced the secured overnight financing rate as administrated by the Federal Reserve Bank of New York to replace LIBOR as the benchmark. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and six months ended June 30, 2023 and 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2023:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$113,502	$63,904	$11,082	$—	$40,399	$228,887
O&M revenue	6,309	13,901	53	2,295	460	23,018
Energy assets	18,057	2,164	1,334	28,021	430	50,006
Integrated-PV	—	—	—	—	11,486	11,486
Other	1,117	50	2,726	—	9,784	13,677
Total revenues	$138,985	$80,019	$15,195	$30,316	$62,559	$327,074
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$378,646	$85,850	$10,160	$—	$14,464	$489,120
O&M revenue	5,457	13,365	11	2,122	95	21,050
Energy assets	12,253	2,074	1,487	27,070	39	42,923
Integrated-PV	—	—	—	—	12,267	12,267
Other	1,029	139	2,803	—	8,066	12,037
Total revenues	$397,385	$101,428	$14,461	$29,192	$34,931	$577,397

The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2023:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$217,822	$109,453	$25,993	$—	$58,849	$412,117
O&M revenue	11,838	26,601	63	5,981	793	45,276
Energy assets	31,708	3,240	2,096	52,674	1,060	90,778
Integrated-PV	—	—	—	—	23,430	23,430
Other	1,986	281	5,454	—	18,794	26,515
Total revenues	$263,354	$139,575	$33,606	$58,655	$102,926	$598,116
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$677,278	$148,067	$24,111	$—	$33,068	$882,524
O&M revenue	10,537	25,662	22	4,896	186	41,303
Energy assets	22,271	3,164	2,248	53,557	111	81,351
Integrated-PV	—	—	—	—	23,623	23,623
Other	1,819	181	5,252	—	15,346	22,598
Total revenues	$711,905	$177,074	$31,633	$58,453	$72,334	$1,051,399

The following table presents information related to our revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentage of revenue recognized over time	95%	97%	94%	97%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$270,957	$548,880	$504,041	$987,271
Canada	13,566	13,025	30,800	29,013
Other	42,551	15,492	63,275	35,115
Total revenues	$327,074	$577,397	$598,116	$1,051,399

Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Accounts receivable, net	$123,361	$174,009
Accounts receivable retainage, net	$37,803	$38,057
Contract Assets:
Costs and estimated earnings in excess of billings	$575,113	$576,363
Contract Liabilities:
Billings in excess of cost and estimated earnings	$40,459	$34,796
Billings in excess of cost and estimated earnings, non-current (1)	15,659	7,617
Total contract liabilities	$56,118	$42,413

	June 30, 2022	December 31, 2021
Accounts receivable, net	$207,990	$161,970
Accounts receivable retainage, net	$43,444	$43,067
Contract Assets:
Costs and estimated earnings in excess of billings	$663,798	$306,172
Contract Liabilities:
Billings in excess of cost and estimated earnings	$39,787	$35,918
Billings in excess of cost and estimated earnings, non-current (1)	$6,175	$6,481
Total contract liabilities	$45,962	$42,399

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the six months ended June 30, 2023 was primarily due to billings of $436,030 offset by revenue recognized of $413,181. Contract assets are also affected by reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2023, we recognized revenue of $73,585 and billed $80,774 to customers that had balances which were included in contract liabilities at December 31, 2022.
The increase in contract assets for the six months ended June 30, 2022 was primarily due to revenue recognized of $845,211 offset by billings of $492,820. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. In addition, the advance payments and reclassifications exceeded the recognition of revenue as performance obligations were

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
satisfied. For the six months ended June 30, 2022, we billed customers $59,453 and recognized revenue of $64,145 that was previously included in the beginning balance of contract liabilities.
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At June 30, 2023, we had contracted backlog of $2,328,660 of which approximately 36% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $3,605 and $1,771 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the three months ended June 30, 2023 and 2022, respectively. Project development costs of $6,217 and $5,980 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the six months ended June 30, 2023 and 2022, respectively.
No impairment charges in connection with our project development costs were recorded during the three or six months ended June 30, 2023 and 2022.
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
On February 24, 2023, we signed a definitive purchase and sale agreement to acquire Enerqos Energy Solutions S.r.l. (“Enerqos”), a renewable energy and energy efficiency company headquartered in Milan, Italy. The acquisition closed on March 30, 2023 and the total purchase consideration was $13,445, of which $9,535 has been paid. There is no contingent consideration related to this acquisition. Cash acquired was $353, debt assumed was $3,951, and a deferred tax liability, net of $931 was recorded. The transaction costs, pro-forma effects of this acquisition on our operations, and contribution to revenue and net income the three and six months ended June 30, 2023 were not material.
The estimated goodwill of $6,855 from the Enerqos acquisition consists largely of expected benefits, including the combined entities experience and the acquired workforce. This goodwill is not deductible for income tax purposes. The estimated fair value of tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions that are preliminary and subject to adjustments. Any measurement period adjustments made within one year from acquisition date, are recorded as adjustments to goodwill. Any adjustments made beyond the measurement period will be included in our condensed consolidated statements of income.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
A summary of the cumulative consideration paid and allocation of the purchase price for the Enerqos acquisition are presented in the table below:

March 30, 2023
Cash and cash equivalents	$190
Accounts receivable	6,230
Costs and estimated earnings in excess of billings	8,985
Prepaid expenses and other current assets	16,504
Project development costs	5,140
Property and equipment and energy assets	1,234
Goodwill	6,855
Intangible assets	4,438
Long-term restricted cash	163

Accounts payable	(15,480)
Accrued expenses and other current liabilities	(4,510)
Current portions of long-term debt	(15,165)
Deferred income tax liabilities, net	(931)
Other liabilities	(208)
Purchase price	$13,445
Purchase price, net of cash acquired	$13,092
Long-term debt assumed, net of current portions	$3,951
Total fair value of consideration	$13,445
Cash paid	$9,535
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2022	$39,593	$3,981	$3,236	$—	$23,823	$70,633
Goodwill acquired during the year		—	—	—	6,855	6,855
Currency effects	—	—	74	—	284	358
Balance, June 30, 2023	$39,593	$3,981	$3,310	$—	$30,962	$77,846
Definite-lived intangible assets, net consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Gross carrying amount	$37,050	32,277
Less - accumulated amortization	(28,908)	(27,584)
Intangible assets, net	$8,142	$4,693

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Asset type	Location	2023	2022	2023	2022
Customer contracts	Cost of revenues	$—	$137	$—	$321
All other intangible assets	Selling, general and administrative expenses	689	305	991	699
Total amortization expense		$689	$442	$991	$1,020

6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	June 30, 2023	December 31, 2022
Energy assets (1)	$1,758,599	$1,493,913
Less - accumulated depreciation and amortization	(340,909)	(312,388)
Energy assets, net	$1,417,690	$1,181,525

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below).
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2023	2022	2023	2022
Cost of revenues (2)	$14,384	$12,172	$27,725	$23,978

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized interest	$9,642	$2,064	$16,018	$3,908

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	June 30, 2023	December 31, 2022
ARO assets, net	Energy assets, net	$3,559	$2,359

ARO liabilities, non-current	Other liabilities	$4,487	$3,052

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense of ARO assets	$53	$36	$108	$73
Accretion expense of ARO liabilities	$64	$36	$130	$72

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$38,833	$38,224

Current portions of operating lease liabilities	$5,935	$5,829
Long-term portions of operating lease liabilities	32,487	31,703
Total operating lease liabilities	$38,422	$37,532
Weighted-average remaining lease term	13 years	13 years
Weighted-average discount rate	6.1%	6.0%

Financing Leases:
Energy assets	$28,314	$29,365

Current portions of financing lease liabilities	$1,631	$1,992
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	13,504	14,068
Total financing lease liabilities	$15,135	$16,060
Weighted-average remaining lease term	14 years	14 years
Weighted-average discount rate	12.1%	12.1%
The costs related to our leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Leases:
Operating lease costs	$2,316	$2,063	$4,436	$4,354

Financing Leases:
Amortization expense	525	532	1,051	887
Interest on lease liabilities	433	536	877	1,095

Total lease costs	$3,274	$3,131	$6,364	$6,336

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,792	$3,814
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities	$3,486	$1,712
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2023	$4,344	$1,832
2024	7,475	2,565
2025	6,187	2,213
2026	3,990	2,054
2027	3,072	1,922
Thereafter	31,317	17,891
Total minimum lease payments	56,385	28,477
Less: interest	17,963	13,342
Present value of lease liabilities	$38,422	$15,135
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of June 30, 2023 and relates to lease payments to be made over a 20-year period. We are in process of modifying the terms of this agreement such that the criteria to record a ROU asset and ROU liability may not be met.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back four energy assets for $80,384 in cash proceeds under this facility during the six months ended June 30, 2023. As of June 30, 2023, a majority of the total commitment of $350,000 remained available under this lending commitment.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $114 for the three and six months ended June 30, 2023 and 2022.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back three energy assets for $9,201 in cash proceeds under this facility during the six months ended June 30, 2023.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	June 30, 2023	December 31, 2022
Senior secured revolving credit facility (1)	$102,900	$182,900
Senior secured term loans	295,000	295,000
Non-recourse construction revolvers (4)	127,457	45,391
Non-recourse term loans (4)	377,468	255,403
Non-recourse long-term financing facilities (2)	201,836	120,923
Non-recourse financing lease liabilities (3)	15,135	16,060
Non-recourse project financing (5)	18,680	—
Total debt and financing lease liabilities	1,138,476	915,677
Less: current maturities	332,999	331,479
Less: unamortized discount and debt issuance costs	21,211	15,563
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$784,266	$568,635

(1) At June 30, 2023, funds of $20,710 were available for borrowing under this facility.
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
Non-recourse Variable Rate Term Loan, 6.38%, due March 28, 2028
On March 30, 2023, we entered into an amended and restated financing agreement (“Amended Agreement”) with the existing bank that extended the maturity date of the loan from March 30, 2023 to March 28, 2028. The Amended Agreement consists of a term loan of $14,084, an incremental term loan of $359 and a letter of credit of $899. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The rate at March 31, 2023 was 6.38% per annum. The remaining principal balance and unpaid interest is due March 28, 2028. As a result of this refinancing, we entered into a new interest rate swap contract with an initial notional amount of $14,084 and termination date of December 31, 2040. See Note 12 Derivative Instruments and Hedging Activities for additional information on this new swap contract.
Non-recourse Fixed Rate Note, 6.38%, due May 2038 (formerly 6.50%, due October 2037)
On March 31, 2023, we drew down $30,000 under this facility and on May 31, 2023, we entered into the first amendment to the loan agreement that increased the original commitment of $125,000 by an additional $90,000 to $215,000 and at closing we drew down the $90,000. As of June 30, 2023, $204,891 was outstanding under this facility, net of unamortized debt discount and issuance costs.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The first amendment also contained the following amended terms:
•The loan bears interest on the unpaid principal amount thereof from the date made through repayment at an interest rate of 6.38% per annum compared to the original rate of 6.50%.
•The loan maturity date was changed from October 26, 2037 to May 31, 2038

Non-recourse Construction Credit Facility, 2.00%
On March 31, 2023, we entered into a credit agreement for a construction facility with a total commitment of CAD$100,000 which has an availability period of five years. As of June 30, 2023, no funds were drawn under this facility. During the availability period the loans will bear interest at a fixed rate of 2.00% and during the operating period the rate will range from 1.00% to 3.00% as set forth in the agreement. The maturity date is the earlier of twenty years from project commencement date or one year prior to the termination date of the last remaining energy services agreements.
Non-recourse Construction Credit Facility, 6.54%, due July 31, 2024
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140,844 under a non-recourse credit facility. At the closing, the JV drew down $90,921 for construction of an energy asset and drew down an additional $15,113 in May and June 2023.
Monthly payments of interest only on the loan will be due and payable in accordance with the provisions as set forth in the agreement. Any outstanding principal of the loan shall be paid in full no later than the maturity date (or in any event upon acceleration of the loan), together with all accrued and unpaid interest on such amount. The loan will be repaid after the energy asset project achieves provisional acceptance, through a sale-leaseback financing under lease agreements to be entered into between the same parties, the form of which were included in the closing documents.
9. INCOME TAXES
We recorded a provision for income taxes of $5 and $4,932 for the three months ended June 30, 2023 and 2022, respectively. The estimated effective annualized tax rate impacted by the period discrete items is an expense of 0.1% for the three months ended June 30, 2023, compared to an expense of 13.0% of estimated effective annualized tax rate for the three months ended June 30, 2022.
We recorded a benefit for income taxes of $498 and provision of $7,239 for the six months ended June 30, 2023 and 2022, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 5.3% for the six months ended June 30, 2023, compared to an expense of 12.2% of estimated effective annualized tax rate for the six months ended June 30, 2022.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2023 were the effects of investment tax credits which we are entitled from solar and storage plants placed into service or are forecasted to be placed into service during 2023, stock plan compensation deductions and deductions related to the Section 179D.
Under GAAP accounting rules deferred taxes are shown on a net basis in the condensed consolidated financial statements based on taxing jurisdiction. Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the accompanying condensed consolidated balance sheets.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2022	$900
Balance, June 30, 2023	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $450 at June 30, 2023 and December 31, 2022 (net of the federal benefit on state amounts).

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
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 4 years from the acquisition date. The fair value remained consistent at $358 at December 31, 2022 and June 30, 2023. At December 31, 2022 it was included in other liabilities and at June 30, 2023 it was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid no later than May 2024. No payments have been made to date.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $3,800 upon acquisition and as of December 31, 2022. At June 30, 2023, the fair value of the contingent consideration decreased to $915 and is included in accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. The decrease is due to payments of $3,040 made during the six months ended June 30, 2023, partially offset by a $155 increase in fair value.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	June 30, 2023	December 31, 2022
Assets:
Interest rate swap instruments	2	$5,004	$5,202
Total assets		$5,004	$5,202
Liabilities:
Interest rate swap instruments	2	$—	$9
Make-whole provisions	2	8,096	5,348
Contingent consideration	3	1,273	4,158
Total liabilities		$9,369	$9,515
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	June 30, 2023	December 31, 2022
Contingent consideration liability balance at the beginning of period	$4,158	$2,838
Changes in fair value included in earnings	155	(19)
Payment of contingent consideration	(3,040)	1,614
Remeasurement period adjustment	—	(275)
Contingent consideration liability balance at the end of period	$1,273	$4,158
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of June 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,089,390	$1,102,130	$869,771	$884,054
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the six months ended June 30, 2023 and the year ended December 31, 2022.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of June 30, 2023 or December 31, 2022.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the six months ended June 30, 2023, we adopted ASU 2020-04, Reference Rate Reform, for six interest rate swap contracts with the transition from LIBOR to SOFR as the reference rate. In March 2023, we dedesignated one interest rate swap contract for a previous loan facility and entered into a new interest rate swap contract to hedge $14,084 of the extended loan facility. The new interest rate swap was designated as a cash flow hedge. In June 2023, we prepaid one loan facility and terminated the related swap prior to its maturity date.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		June 30, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,676	$1,748
Interest rate swap contracts	Other liabilities	$—	$9
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$3,328	$3,454
Make-whole provisions	Other liabilities	$8,096	$5,348
As of June 30, 2023 and December 31, 2022, all but two of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(222)	$360	$(211)	$841
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(338)	$(759)	$182	$(2,021)
Commodity swap contracts	Other expenses, net	$—	$(92)	—	2,514
Make-whole provisions	Other expenses, net	$(86)	$(216)	(443)	62
The following table presents the changes in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, from our hedging instruments:

Six Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCL at the beginning of the period	$1,284
Unrealized loss recognized in AOCL	163
Loss reclassified from AOCL to other expenses, net	(211)
Loss on derivatives	(48)
Accumulated gain in AOCL at the end of the period	$1,236

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of June 30, 2023:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	May 2020	March 2033	$6,968	Not Designated
7.75-Year, 3.16% Fixed	March 2023	December 2040	$14,084	Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$566
Make-whole provisions	Liability	August 2016	April 2031	$76
Make-whole provisions	Liability	April 2017	February 2034	$59
Make-whole provisions	Liability	November 2020	December 2027	$51
Make-whole provisions	Liability	October 2011	May 2028	$16
Make-whole provisions	Liability	May 2021	April 2045	$144
Make-whole provisions	Liability	July 2021	March 2046	$2,963
Make-whole provisions	Liability	June 2022	March 2042	$1,157
Make-whole provisions	Liability	March 2023	December 2047	$3,064

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	June 30,	December 31,
	2023 (1)	2022 (1)
Cash and cash equivalents	$7,472	$10,107
Restricted cash	—	799
Accounts receivable, net	—	590
Costs and estimated earnings in excess of billings	22,595	952
Prepaid expenses and other current assets	2,374	14,322
Total VIE current assets	32,441	26,770
Property and equipment, net	379	89
Energy assets, net	236,759	182,050
Operating lease assets	5,851	4,901
Restricted cash, non-current portion	73	73
Other assets	86	30
Total VIE assets	$275,589	$213,913
Current portions of long-term debt and financing lease liabilities	$2,185	$2,087
Accounts payable	19,493	8,055
Accrued expenses and other current liabilities	4,012	12,559
Current portions of operating lease liabilities	215	117
Total VIE current liabilities	25,905	22,818
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	120,989	19,177
Long-term operating lease liabilities, net of current portion	6,085	5,159
Other liabilities	736	3,575
Total VIE liabilities	$153,715	$50,729

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. During the six months ended June 30, 2023, joint venture members contributed $922 to joint ventures. One JV member was refunded $20,521, net of adjustments, from debt proceeds received from the JV’s Non-recourse Construction Credit Facility, 6.54%, due July 2024. Our joint ventures generated $622 and $1,044, in earnings during the three and six months ended June 30, 2023, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

	As of
	June 30, 2023	December 31, 2022
Equity method investments	$11,900	$10,855

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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both June 30, 2023 and December 31, 2022 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$6,368	$32,216	$7,470	$49,600
Adjustment for accretion of tax equity financing fees	(28)	(27)	(55)	(54)
Income attributable to common shareholders	$6,340	$32,189	$7,415	$49,546
Denominator:
Basic weighted-average shares outstanding	52,127	51,818	52,045	51,781
Effect of dilutive securities:
Stock options	1,084	1,355	1,187	1,626
Diluted weighted-average shares outstanding	53,211	53,173	53,232	53,407
Net income per share attributable to common shareholders:
Basic	$0.12	$0.62	$0.14	$0.96
Diluted	$0.12	$0.61	$0.14	$0.93

Potentially dilutive shares (1)	1,961	2,798	1,939	2,232

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$3,962	$3,675	$7,999	$7,206
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of June 30, 2023, there was $43,239 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.5 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the six months ended June 30, 2023, we granted 100 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 66 RSUs to certain employees and directors under our 2020 Plan. We did not grant awards to individuals who were not either an employee or director of ours during the six months ended June 30, 2023 and 2022.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and six months ended June 30, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended June 30, 2023
Revenues	$138,985	$80,019	$15,195	$30,316	$62,559	$327,074
(Gain) loss on derivatives	(125)	66	39	(404)	—	(424)
Interest expense, net of interest income	1,715	288	182	3,436	630	6,251
Depreciation and amortization of intangible assets	6,704	1,234	409	6,205	1,037	15,589
Unallocated corporate activity	—	—	—	—	—	(17,131)
Income before taxes, excluding unallocated corporate activity	10,284	8,887	1,189	3,110	2,079	25,549

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended June 30, 2022
Revenues	$397,385	$101,428	$14,461	$29,192	$34,931	$577,397
(Gain) loss on derivatives	(261)	—	45	(851)	—	(1,067)
Interest expense, net of interest income	1,883	315	313	2,193	(18)	4,686
Depreciation and amortization of intangible assets	5,298	1,213	430	5,651	259	12,851
Unallocated corporate activity	—	—	—	—	—	(17,673)
Income before taxes, excluding unallocated corporate activity	32,840	12,011	1,012	6,476	3,139	55,478

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Six months ended June 30, 2023
Revenues	$263,354	$139,575	$33,606	$58,655	$102,926	$598,116
(Gain) loss on derivatives	(428)	4	47	116	—	(261)
Interest expense, net of interest income	3,118	586	364	5,787	749	10,604
Depreciation and amortization of intangible assets	12,753	2,459	814	12,073	1,341	29,440
Unallocated corporate activity	—	—	—	—	—	(35,974)
Income before taxes, excluding unallocated corporate activity	18,240	14,099	1,921	6,625	4,561	45,446

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Six Months Ended June 30, 2022
Revenues	$711,905	$177,074	$31,633	$58,453	$72,334	$1,051,399
(Gain) loss on derivatives	(34)	—	96	493	—	555
Interest expense, net of interest income	3,525	621	535	3,983	(25)	8,639
Depreciation and amortization of intangible assets	10,576	2,458	877	11,067	530	25,508
Unallocated corporate activity	—	—	—	—	—	(33,582)
Income before taxes, excluding unallocated corporate activity	51,058	20,897	1,291	13,898	5,848	92,992
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Gain) loss on derivatives	$(424)	$(1,067)	$(261)	$555
Interest expense, net of interest income	7,222	6,558	14,415	11,047
Amortization of debt discount and debt issuance costs	1,575	1,184	2,365	2,036
Foreign currency transaction loss (gain)	150	598	(7)	714
Government incentives	(577)	(2,024)	(523)	(2,022)
Factoring fees	1,252	—	1,252	—
Other expenses, net	$9,198	$5,249	$17,241	$12,330

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
We provide solutions primarily throughout North America, the U.K., and Europe and our revenues are derived principally from energy efficiency projects, which entail the design, engineering, and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
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
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, including the result of supply chain challenges, war in Ukraine, evolving relations between the U.S. and China, and other geopolitical tensions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, and intermittent supplier delays as well as shortage of certain components needed for our business, such as lithium-ion battery cells, semiconductors, electrical transformers and other components required for our clean energy solutions may continue or become more pronounced.
During the six months ended June 30, 2023, we were impacted by supply chain disruptions and varying levels of inflation, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the six months ended June 30, 2023. We expect the trends of supply chain challenges and inflationary pressures to continue beyond this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
As previously disclosed, in December 2022, as a result of an investigation initiated in April 2022, the U.S Department of Commerce determined that certain imports of crystalline silicon photovoltaic cells and modules manufactured in Cambodia, Thailand, Vietnam, or Malaysia using components from China were circumventing existing Chinese tariffs. While President Biden issued an executive action under which additional duties would not be imposed on imports by U.S importers between June 2022 and June 2024, legislation has been introduced seeking to overturn President Biden’s executive action. While we do not believe this investigation will have a material impact on our business in the near term, any resulting duties or other trade restrictions imposed may disrupt the solar panel supply chain, increase the cost for solar cells and panels, and ultimately impact the demand for clean energy solutions. We are closely monitoring the investigation and any regulations issued in connection with it.
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
The Southern California Edison (“SCE”) Agreement
As discussed in our 2022 Form 10-K, in October 2021, we entered into an agreement with SCE to design and build three grid scale battery energy storage systems (“BESS”) throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“SCE Agreement”). As previously disclosed, our ability to complete these systems by the guaranteed completion date of August 1, 2022 was impacted by supply delays related to COVID-19 lockdowns and changes in Chinese transportation safety policies as well as from unprecedented weather events. As a result of these events, we made certain force majeure claims under the SCE Agreement. SCE also instructed us to adjust the project schedules into 2023. We are continuing to work with SCE to evaluate our force majeure claims and costs related to the schedule changes. If we cannot reach agreement with SCE about the applicability of force majeure relief, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with schedule changes.
Despite the delays, two of the three SCE projects are currently in the commissioning stage and are expected to reach substantial completion during the third quarter of 2023. The third project, which was significantly impacted by the heavy rainfall in California, is expected to reach substantial completion in the fourth quarter of 2023.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the six months ended June 30, 2023, we granted 100,000 common stock options 66,247 RSUs to certain employees and directors under our 2020 Plan. Our unrecognized stock-based compensation expense was $43.2 million at June 30, 2023 compared to $46.7 million at December 31, 2022 and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of June 30,
(In Thousands)	2023	2022
Project Backlog
Fully-contracted backlog	$1,090,010	$1,002,740
Awarded, not yet signed customer contracts	2,145,550	1,828,530
Total project backlog	$3,235,560	$2,831,270
12-month project backlog	$744,970	$756,700

O&M Backlog
Fully-contracted backlog	$1,238,650	$1,196,820
12-month O&M backlog	$84,425	$73,475
Our total project backlog increased at June 30, 2023 compared to June 30, 2022 due to an increase in awarded projects.
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.8 billion, which includes $79.8 million attributable to a non-controlling interest at June 30, 2023, and $1.4 billion at June 30, 2022. The portion of assets in development related to spending for Energy as a Service assets was approximately $41.2 million and $60.0 million at June 30, 2023 and 2022, respectively. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,
	2023		2022		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$327,074	100.0%	$577,397	100.0%	$(250,323)	(43.4)%
Cost of revenues	268,425	82.1%	496,094	85.9%	(227,669)	(45.9)%
Gross profit	58,649	17.9%	81,303	14.1%	(22,654)	(27.9)%
Earnings from unconsolidated entities	380	0.1%	352	0.1%	28	8.0%
Selling, general and administrative expenses	41,413	12.7%	38,601	6.7%	2,812	7.3%
Operating income	17,616	5.4%	43,054	7.5%	(25,438)	(59.1)%
Other expenses, net	9,198	2.8%	5,249	0.9%	3,949	75.2%
Income before income taxes	8,418	2.6%	37,805	6.5%	(29,387)	(77.7)%
Income tax provision	5	—%	4,932	0.9%	(4,927)	(99.9)%
Net income	8,413	2.6%	32,873	5.7%	$(24,460)	(74.4)%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(2,045)	(0.6)%	(657)	(0.1)%	$(1,388)	(211.3)%
Net income attributable to common shareholders	$6,368	1.9%	$32,216	5.6%	$(25,848)	(80.2)%
Our results of operations for the three months ended June 30, 2023 are due to the following:
•Revenues: total revenues for the three months ended June 30, 2023 decreased over 2022 primarily due to a $260.2 million, or 53%, decrease in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the decrease in cost of revenues and gross profit is primarily due to the decrease in project revenues described above. However, our gross profit as a percent of revenues increased due to lower revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended June 30, 2023 increased over 2022 primarily due to higher professional fees, project development costs not realized on projects and amortization expense related to acquired intangible assets.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, accounts receivable factoring, amortization of financing costs and certain government incentives. Other expenses, net for the three months ended June 30, 2023 increased over 2022 primarily due to higher interest expenses, net of $0.7 million related to an increase in the amount of non-recourse project financing outstanding, higher interest rates, higher accounts receivable factoring related costs, and lower government incentive income.
•Income before Income Taxes: the decrease in income before income taxes is due to reasons described above.
•Income Tax Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be lower in 2023 as compared to 2022 primarily due to the effects of additional investment tax credits which we are entitled to from solar and storage plants placed into service or are forecasted to be placed into service during 2023, higher level of compensation deductions related to employee stock option exercises, and higher Section 179D deductions available in 2023 under the IRA.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for the three months ended June 30, 2023 was $0.12, a decrease of $0.50 per share compared to the same period of 2022. Diluted earnings per share for 2023 was $0.12, a decrease of $0.49 per share compared to last year.

	Six Months Ended June 30,
	2023		2022		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$598,116	100.0%	$1,051,399	100.0%	$(453,283)	(43.1)%
Cost of revenues	489,519	81.8%	901,718	85.8%	(412,199)	(45.7)%
Gross profit	108,597	18.2%	149,681	14.2%	(41,084)	(27.4)%
Earnings from unconsolidated entities	830	0.1%	989	0.1%	(159)	(16.1)%
Selling, general and administrative expenses	82,714	13.8%	78,930	7.5%	3,784	4.8%
Operating income	26,713	4.5%	71,740	6.8%	(45,027)	(62.8)%
Other expenses, net	17,241	2.9%	12,330	1.2%	4,911	39.8%
Income before income taxes	9,472	1.6%	59,410	5.7%	(49,938)	(84.1)%
Income tax (benefit) provision	(498)	(0.1)%	7,239	0.7%	(7,737)	(106.9)%
Net income	9,970	1.7%	52,171	5.0%	$(42,201)	(80.9)%
Net income attributable to redeemable non-controlling interest	(2,500)	(0.4)%	(2,571)	(0.2)%	$71	2.8%
Net income attributable to common shareholders	$7,470	1.2%	$49,600	4.7%	$(42,130)	(84.9)%
Our results of operations for the six months ended June 30, 2023 are due to the following:
•Revenues: total revenues for the six months ended June 30, 2023 decreased over 2022 primarily due to a $470.4 million, or 53%, decrease in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the decrease in cost of revenues is primarily due to the decrease in project revenues described above. Gross profit decreased due to decreased revenue, however, our gross profit as a percent of revenues increased due to the lower revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the six months ended June 30, 2023 increased over 2022 primarily due to higher professional fees, project development costs not realized on projects, and IT and telecommunications costs. SG&A expenses for the six months ended June 30, 2022 included higher miscellaneous expenses related to a settlement of an outstanding legal proceeding.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, accounts receivable factoring, amortization of financing costs and certain government incentives. Other expenses, net for the six months ended June 30, 2023 increased over 2022 primarily due to higher interest expenses, net of $3.4 million related to an increase in the amount of non-recourse project financing outstanding and higher interest rates, higher accounts receivable factoring related costs and lower government incentive income.
•Income before Income Taxes: the increase in income before income taxes is due to reasons described above.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was lower in 2023 as compared to 2022 primarily due to the effects of additional investment tax credits which we are entitled to from solar and storage plants placed into service or are forecasted to be placed into service during 2023, higher level of compensation deductions related to employee stock option exercises, and higher Section 179D deductions available in 2023 under the IRA.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for the six months ended June 30, 2023 was $0.14, a decrease of $0.82 per share compared to the same period of 2022. Diluted earnings per share for 2023 was $0.14, a decrease of $0.79 per share compared to last year. The results for the six months ended June 30, 2023 and 2022 reflect a non-cash downward adjustment of $2.5 million and $2.6 million, respectively, related to non-controlling interest activities.

Business Segment Analysis
Our reportable segments for the three and six months ended June 30, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and six-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
U.S. Regions	$138,985	$397,385	$(258,400)	(65.0)%	$263,354	$711,905	$(448,551)	(63.0)%
U.S. Federal	80,019	101,428	(21,409)	(21.1)	139,575	177,074	(37,499)	(21.2)
Canada	15,195	14,461	734	5.1	33,606	31,633	1,973	6.2
Alternative Fuels	30,316	29,192	1,124	3.9	58,655	58,453	202	0.3
All Other	62,559	34,931	27,628	79.1	102,926	72,334	30,592	42.3
Total revenues	$327,074	$577,397	$(250,323)	(43.4)%	$598,116	$1,051,399	$(453,283)	(43.1)%
•U.S. Regions: revenues decreased primarily due to lower project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage projects, versus the prior period.
•U.S. Federal: the decrease in revenue versus the prior year is primarily due to lower project revenues. Project revenues decreased year-over-year resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Canada: revenues increased due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects compared to the prior period.
•Alternative Fuels: the increase in revenues is primarily attributed to increased production levels and more favorable second quarter pricing on renewable identification numbers (“RINs”) generated from our renewable natural gas facilities.
•All Other: All other revenues increased year-over-year primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, as well as revenue related to our acquisition of Enerqos Energy Solutions, versus the prior period.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
U.S. Regions	$10,284	$32,840	$(22,556)	(68.7)%	$18,240	$51,058	$(32,818)	(64.3)%
U.S. Federal	8,887	12,011	(3,124)	(26.0)	14,099	20,897	(6,798)	(32.5)
Canada	1,189	1,012	177	17.5	1,921	1,291	630	48.8
Alternative Fuels	3,110	6,476	(3,366)	(52.0)	6,625	13,898	(7,273)	(52.3)
All Other	2,079	3,139	(1,060)	(33.8)	4,561	5,848	(1,287)	(22.0)
Unallocated corporate activity	(17,131)	(17,673)	542	3.1	(35,974)	(33,582)	(2,392)	(7.1)
Income before taxes	$8,418	$37,805	$(29,387)	(77.7)%	$9,472	$59,410	$(49,938)	(84.1)%
•U.S. Regions: the decrease is primarily due to the lower revenues described above.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, and our general access to credit and equity markets, will be sufficient to fund our operations through at least July 2024 and thereafter. With the schedule adjustment requested by SCE and the anticipated timeline for completing the SCE battery storage projects primarily due to the previously disclosed weather-related issues, we have requested an extension to mid December 2023 to the maturity date for the $220 million delayed draw term loan A under our Senior Secured Credit Facility, which is scheduled to mature on September 4, 2023.
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
Senior Secured Credit Facility — Revolver and Term Loans
On March 17, 2023, we entered into a second amendment to our fifth amended and restated senior secured credit facility, which increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.00 for the quarters ended March 31, 2023 and June 30, 2023, and 3.50 thereafter. As of June 30, 2023, the balance on the senior secured term loans was $295.0 million, the balance on the senior secured revolving credit facility was $102.9 million, and we had funds available of $20.7 million.
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

We entered into a credit agreement for a construction facility with a total commitment of CAD$100.0 million and as of June 30, 2023, no funds were drawn under this facility.
Net proceeds from non-recourse construction revolvers and term loans during the three months ended March 31, 2023 totaled $53.7 million.
On May 31, 2023, we entered into the first amendment to a loan agreement that increased the original commitment of $125,000 by $90.0 million to $215.0 million and at closing we drew down the $90.0 million.
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140.8 million under a non-recourse credit facility. At the closing, the JV drew down $90.9 million for construction of an energy asset and drew down an additional $15.1 million in May and June 2023. Monthly payments of interest only on the loan will be due and payable in accordance with the provisions as set forth in the agreement. Any outstanding principal of the loan and unpaid interest shall be paid in full no later than the maturity date, July 2024. The loan will be repaid after the energy asset project achieves provisional acceptance, through a sale-leaseback financing under lease agreements to be entered into between the same parties, the form of which were included in the closing documents.
Non-recourse Sale-leasebacks
During the six months ended June 30, 2023, we sold and leased back seven energy assets for $89.6 million in cash proceeds under our master sale-leaseback agreements.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $464.6 million as of June 30, 2023. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $76.7 million during the six months ended June 30, 2023, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $88.1 million during the six months ended June 30, 2023. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
(In Thousands)	2023	2022	$ Change
Cash flows from operating activities	$(33,849)	$(307,843)	$273,994
Cash flows from investing activities	(279,242)	(132,287)	(146,955)
Cash flows from financing activities	265,077	465,674	(200,597)
Effect of exchange rate changes on cash	(61)	(1,291)	1,230
Total net cash flows	$(48,075)	$24,253	$(72,328)
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the six months ended June 30, 2023 improved over the same period last year primarily due to a decrease of $374.3 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project and a $104.4 million decrease in accounts receivable, which were partially offset by decreases of $42.2 million in net income and $207.3 million in accounts payable, accrued expenses and other current liabilities when compared to the prior year period.
Cash Flows from Investing Activities
During the six months ended June 30, 2023 we made capital investments of $261.5 million in new energy assets and $5.8 million in major maintenance of energy assets compared to $124.9 million and $4.8 million, respectively, in 2022. In addition, during the six months ended June 30, 2023 we paid $9.2 million, net of cash received, for the acquisition of Enerqos.
We currently plan to invest approximately $150 million to $200 million in additional capital expenditures during the remainder of 2023, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the six months ended June 30, 2023 were net proceeds from long-term debt of $338.8 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $84.8 million, partially offset by payments on our senior secured credit facility of $80.0 million and payments on long-term debt of $61.3 million.
Our primary sources of financing for the six months ended June 30, 2022 were net proceeds from long-term debt financings of $305.2 million, net proceeds received from Federal ESPC projects and energy assets of $126.4 million, and proceeds from our senior secured credit facility of $120.0 million, partially offset by payments on long-term debt of $101.0 million.
We currently plan additional project financings of approximately $250 million to $300 million during the remainder of 2023 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of June 30, 2023 and there were no additional uncertain tax positions taken during the three and six months ended June 30, 2023. We believe our current tax reserves are adequate to cover all known tax uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2022 Form 10-K.

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
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2022 Form 10-K are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended June 30, 2023. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of June 30, 2023, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.

Item 5. Other Information
Director and Officer Trading Arrangements
A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other shares of Class A common stock held by such individuals. Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in a company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
The following table describes contracts, instructions or written plans for the sale or purchase of Company securities adopted by our directors and officers during the quarterly period covered by this report/fourth quarter of 2023 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name (Title)	Action Taken (Date of Action)	Duration of Trading Arrangement	Aggregate Number of Securities
Jennifer Miller, Director	Adoption: 5/22/2023	Until February 11, 2025 or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 40,000 shares

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	August 1, 2023	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)