Form 10-Q
period 2023-09-30
Ameresco, Inc.
filed 2023-11-07
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 3, 2023
Class A Common Stock, $0.0001 par value per share	34,234,525
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5. Other Information	41
Item 6. Exhibits	43
Signatures	44

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$107,776	$115,534
Restricted cash (1)	56,909	20,782
Accounts receivable, net of allowance of $897 and $911, respectively (1)	133,070	174,009
Accounts receivable retainage, net	33,459	38,057
Costs and estimated earnings in excess of billings (1)	591,378	576,363
Inventory, net	13,648	14,218
Prepaid expenses and other current assets (1)	67,864	38,617
Income tax receivable	7,219	7,746
Project development costs, net	18,800	16,025
Total current assets (1)	1,030,123	1,001,351
Federal ESPC receivable	529,382	509,507
Property and equipment, net (1)	17,551	15,707
Energy assets, net (1)	1,656,585	1,181,525
Deferred income tax assets, net	9,439	3,045
Goodwill, net	77,343	70,633
Intangible assets, net	7,347	4,693
Operating lease assets (1)	52,857	38,224
Restricted cash, non-current portion (1)	11,010	13,572
Other assets (1)	69,356	38,564
Total assets (1)	$3,460,993	$2,876,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$409,906	$331,479
Accounts payable (1)	328,155	349,126
Accrued expenses and other current liabilities (1)	93,584	89,166
Current portions of operating lease liabilities (1)	12,703	5,829
Billings in excess of cost and estimated earnings	36,880	34,796
Income taxes payable	1,114	1,672
Total current liabilities (1)	882,342	812,068
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,022,256	568,635
Federal ESPC liabilities	486,019	478,497
Deferred income tax liabilities, net	4,134	9,181
Deferred grant income	7,070	7,590
Long-term operating lease liabilities, net of current portion (1)	38,806	31,703
Other liabilities (1)	73,965	49,493
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	47,275	46,623
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2023 and December 31, 2022 of $304,634 and $213,913, respectively. Includes non-recourse liabilities of consolidated VIEs at September 30, 2023 and December 31, 2022 of $180,085 and $50,729, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2023	December 31, 2022
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,336,341 shares issued and 34,234,546 shares outstanding at September 30, 2023, 36,050,157 shares issued and 33,948,362 shares outstanding at December 31, 2022	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	321,821	306,314
Retained earnings	562,203	533,549
Accumulated other comprehensive loss, net	(3,735)	(4,051)
Treasury stock, at cost, 2,101,795 shares at September 30, 2023 and December 31, 2022	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	868,506	824,029
Non-controlling interests	30,620	49,002
Total stockholders’ equity	899,126	873,031
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,460,993	$2,876,821

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$335,149	$441,296	$933,265	$1,492,695
Cost of revenues	271,493	361,740	761,012	1,263,458
Gross profit	63,656	79,556	172,253	229,237
Earnings from unconsolidated entities	526	488	1,356	1,477
Selling, general and administrative expenses	42,752	41,106	125,466	120,036
Operating income	21,430	38,938	48,143	110,678
Other expenses, net	10,642	7,546	27,883	19,876
Income before income taxes	10,788	31,392	20,260	90,802
Income tax (benefit) provision	(10,054)	3,657	(10,552)	10,896
Net income	20,842	27,735	30,812	79,906
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	423	(344)	(2,077)	(2,915)
Net income attributable to common shareholders	$21,265	$27,391	$28,735	$76,991

Net income per share attributable to common shareholders:
Basic	$0.41	$0.53	$0.55	$1.48
Diluted	$0.40	$0.51	$0.54	$1.44
Weighted average common shares outstanding:
Basic	52,209	51,869	52,104	51,810
Diluted	53,300	53,297	53,259	53,252

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2023	2022
Net income	$20,842	$27,735
Other comprehensive income (loss):
Unrealized gain from interest rate hedges, net of tax	764	1,757
Foreign currency translation adjustments	(1,651)	(3,053)
Total other comprehensive loss	(887)	(1,296)
Comprehensive income	19,955	26,439
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net loss (income)	423	(344)
Foreign currency translation adjustments	36	—
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests	459	(344)
Comprehensive income attributable to common shareholders	$20,414	$26,095

	Nine Months Ended September 30,
	2023	2022
Net income	30,812	79,906
Other comprehensive income:
Unrealized gain from interest rate hedges, net of tax	716	6,033
Foreign currency translation adjustments	(425)	(5,016)
Total other comprehensive income	291	1,017
Comprehensive income	31,103	80,923
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(2,077)	(2,915)
Foreign currency translation adjustments	26	—
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(2,051)	(2,915)
Comprehensive income attributable to common shareholders	$29,052	$78,008

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2023 and 2022
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Retained Earnings		Shares	Amount
Balance, June 30, 2022	$47,918	33,833,893	$3	18,000,000	$2	$294,240	$488,278	$(4,354)	2,101,795	$(11,788)	$15,186	$781,567
Exercise of stock options	—	80,300	—	—	—	1,616	—	—	—	—	—	1,616
Stock-based compensation expense	—	—	—	—	—	3,631	—	—	—	—	—	3,631
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	1,757	—	—	—	1,757
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,053)	—	—	—	(3,053)
Distributions to redeemable non-controlling interests	(212)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	1,658	1,658
Net income	344	—	—	—	—	—	27,391	—	—	—	—	27,391
Balance, September 30, 2022	$48,077	33,914,193	$3	18,000,000	$2	$299,487	$515,642	$(5,650)	2,101,795	$(11,788)	$16,844	$814,540

Balance, June 30, 2023	$47,994	34,200,610	$3	18,000,000	$2	$317,228	$540,964	$(2,884)	2,101,795	$(11,788)	$30,458	$873,983
Exercise of stock options	—	22,150	—	—	—	274	—	—	—	—	—	274
Stock-based compensation expense	—	—	—	—	—	4,319	—	—	—	—	—	4,319
Restricted stock units released	—	11,786	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	764	—	—	—	764
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,615)	—	—	(36)	(1,651)
Distributions to redeemable non-controlling interests	(159)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	26	—	—	—	—	—	(26)	—	—	—	—	(26)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	35	35
Net (loss) income	(586)	—	—	—	—	—	21,265	—	—	—	163	21,428
Balance, September 30, 2023	$47,275	34,234,546	$3	18,000,000	$2	$321,821	$562,203	$(3,735)	2,101,795	$(11,788)	$30,620	$899,126

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	$283,982	$438,732	$(6,667)	2,101,795	$(11,788)	$—	$704,264
Exercise of stock options	—	180,888	—	—	—	3,482	—	—	—	—	—	3,482
Stock-based compensation expense	—	—	—	—	—	10,837	—	—	—	—	—	10,837
Employee stock purchase plan	—	16,996	—	—	—	948	—	—	—	—	—	948
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	6,033	—	—	—	6,033
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,016)	—	—	—	(5,016)
Distributions to redeemable non-controlling interests	(863)	—	—	—	—	—		—	—	—	—	—
Accretion of tax equity financing fees	81	—	—	—	—		(81)	—	—	—	—	(81)
Investment fund call option exercise	(238)	—	—	—	—	238	—	—	—	—	—	238
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	16,844	16,844
Net income	2,915	—	—	—	—	—	76,991	—	—	—	—	76,991
Balance, September 30, 2022	$48,077	33,914,193	$3	18,000,000	$2	$299,487	$515,642	$(5,650)	2,101,795	$(11,788)	$16,844	$814,540

Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	$(4,051)	2,101,795	$(11,788)	$49,002	$873,031
Exercise of stock options	—	238,750	—	—	—	2,367	—	—	—	—	—	2,367
Stock-based compensation expense	—	—	—	—	—	12,318	—	—	—	—	—	12,318
Employee stock purchase plan	—	24,833	—	—	—	1,017	—	—	—	—	—	1,017
Restricted stock units released	—	22,601	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	716	—	—	—	716
Foreign currency translation adjustment	—	—	—	—	—	—	—	(400)	—	—	(25)	(425)
Distributions to redeemable non-controlling interests	(494)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	81	—	—	—	—	—	(81)	—	—	—	—	(81)
Investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	957	957
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(20,521)	(20,521)
Net income	870	—	—	—	—	—	28,735	—	—	—	1,207	29,942
Balance, September 30, 2023	$47,275	34,234,546	$3	18,000,000	$2	$321,821	$562,203	$(3,735)	2,101,795	$(11,788)	$30,620	$899,126
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$30,812	$79,906
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	42,847	36,911
Depreciation of property and equipment	2,849	2,057
Increase in contingent consideration	705	814
Accretion of ARO liabilities	194	108
Amortization of debt discount and debt issuance costs	3,407	2,869
Amortization of intangible assets	1,681	1,462
Provision for bad debts	637	363
Loss on write-off of long-lived assets	18	888
Earnings from unconsolidated entities	(1,356)	(1,477)
Net gain from derivatives	(3,306)	(225)
Stock-based compensation expense	12,318	10,837
Deferred income taxes, net	(13,089)	4,927
Unrealized foreign exchange loss	1,148	466
Changes in operating assets and liabilities:
Accounts receivable	58,135	(47,257)
Accounts receivable retainage	4,589	225
Federal ESPC receivable	(143,647)	(180,249)
Inventory, net	570	(4,287)
Costs and estimated earnings in excess of billings	5,260	(325,057)
Prepaid expenses and other current assets	(10,925)	864
Project development costs	(4,638)	(823)
Other assets	(2,080)	(10,254)
Accounts payable, accrued expenses and other current liabilities	(38,444)	143,026
Billings in excess of cost and estimated earnings	10,104	7,802
Other liabilities	1,200	(436)
Income taxes receivable, net	590	3,371
Cash flows from operating activities	(40,421)	(273,169)
Cash flows from investing activities:
Purchases of property and equipment	(4,597)	(3,981)
Capital investment in energy assets	(445,540)	(182,119)
Capital investment in major maintenance of energy assets	(8,024)	(16,106)
Asset acquisition, net of cash acquired	6,206	—
Contributions to equity investments	(3,489)	—
Acquisitions, net of cash received	(9,183)	—
Loans to joint venture investments	(566)	(458)
Cash flows from investing activities	(465,193)	(202,664)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(8,635)	$(2,885)
Proceeds from exercises of options and ESPP	3,384	4,430
(Payments on) proceeds from senior secured revolving credit facility, net	(115,000)	139,000
Proceeds from long-term debt financings	728,600	331,086
Proceeds from Federal ESPC projects	107,303	173,865
Net proceeds from energy asset receivable financing arrangements	12,514	7,675
Contributions from non-controlling interests	499	13,148
Distributions to non-controlling interest	(20,521)	—
Distributions to redeemable non-controlling interests, net	(494)	(784)
Payment on seller's promissory note	(12,500)	—
Payments on long-term debt and financing leases	(162,749)	(111,341)
Cash flows from financing activities	532,401	554,194
Effect of exchange rate changes on cash	(980)	(1,857)
Net increase in cash, cash equivalents, and restricted cash	25,807	76,504
Cash, cash equivalents, and restricted cash, beginning of period	149,888	87,054
Cash, cash equivalents, and restricted cash, end of period	$175,695	$163,558

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,180	$23,658
Cash paid for income taxes	$2,719	$3,728
Non-cash Federal ESPC settlement	$99,164	$395
Accrued purchases of energy assets	$89,820	$52,744
Non-cash contributions from non-controlling interest	$458	$3,696
Non-cash financing for energy asset project acquisition	$82,964	$—

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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results which may be expected for the full year. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in our annual report on Form 10-K (“2022 Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2023.
Reclassification and Rounding
Certain prior period amounts were reclassified to conform to the presentation in the current period. We round amounts in the condensed consolidated financial statements to thousands and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses, beginning of period	$903	$2,262	$911	$2,263
Provision for bad debts	58	119	637	363
Account write-offs and other	(64)	(19)	(651)	(264)
Allowance for credit losses, end of period	$897	$2,362	$897	$2,362
Accounts Receivable Factoring
Ameresco’s wholly-owned subsidiary in Italy entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions on a non-recourse basis. These transactions are accounted for in accordance with ASC Topic 860, Transfers and Servicing and result in a reduction in accounts receivable because the agreements transfer effective control over the

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
receivables, and related risk, to the buyers. Our Italian subsidiary does not retain any interest in the underlying accounts receivable once sold. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets, and cash received is reflected in operating activities in the condensed consolidated statements of cash flows. Factoring fees during the three and nine months ended September 30, 2023 were $2,075 and $3,326, respectively, and are included in other expense, net in the condensed consolidated statements of income. See Note 18. Other Expenses, Net.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain London interbank offered rate (“LIBOR”) rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and then amended by ASU 2022-06 in December 2022, extending the adoption date to no later than December 31, 2024, with early adoption permitted. We adopted this guidance beginning January 1, 2023 upon entering amendments to credit agreements which introduced the secured overnight financing rate as administrated by the Federal Reserve Bank of New York to replace LIBOR as the benchmark. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
Business Combinations— Joint Venture Formations
In August 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and nine months ended September 30, 2023 and 2022 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2023:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$120,297	$71,779	$12,872	$—	$37,736	$242,684
O&M revenue	6,353	13,838	17	2,073	492	22,773
Energy assets	15,911	1,495	1,274	25,227	352	44,259
Integrated-PV	4	—	—	—	11,611	11,615
Other	674	229	3,371	19	9,525	13,818
Total revenues	$143,239	$87,341	$17,534	$27,319	$59,716	$335,149
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$251,338	$83,878	$8,788	$—	$7,527	$351,531
O&M revenue	5,936	13,524	10	2,251	133	21,854
Energy assets	11,892	1,570	1,264	26,956	—	41,682
Integrated-PV	—	—	—	—	13,616	13,616
Other	2,040	152	2,304	214	7,903	12,613
Total revenues	$271,206	$99,124	$12,366	$29,421	$29,179	$441,296

The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2023:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$338,119	$181,232	$38,865	$—	$96,585	$654,801
O&M revenue	18,191	40,439	80	8,054	1,285	68,049
Energy assets	47,619	4,735	3,370	77,901	1,412	135,037
Integrated-PV	4	—	—	—	35,041	35,045
Other	2,660	510	8,825	19	28,319	40,333
Total revenues	$406,593	$226,916	$51,140	$85,974	$162,642	$933,265
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total
Project revenue	$928,616	$231,945	$32,899	$—	$40,595	$1,234,055
O&M revenue	16,473	39,186	32	7,361	319	63,371
Energy assets	34,163	4,734	3,512	80,513	111	123,033
Integrated-PV	—	—	—	—	37,239	37,239
Other	3,859	333	7,556	—	23,249	34,997
Total revenues	$983,111	$276,198	$43,999	$87,874	$101,513	$1,492,695

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

The following table presents information related to our revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentage of revenue recognized over time	95%	96%	94%	96%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$279,651	$421,939	$783,692	$1,409,210
Canada	15,535	11,416	46,335	40,429
Other	39,963	7,941	103,238	43,056
Total revenues	$335,149	$441,296	$933,265	$1,492,695
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Accounts receivable, net	$133,070	$174,009
Accounts receivable retainage, net	$33,459	$38,057
Contract Assets:
Costs and estimated earnings in excess of billings	$591,378	$576,363
Contract Liabilities:
Billings in excess of cost and estimated earnings	$36,880	$34,796
Billings in excess of cost and estimated earnings, non-current (1)	15,622	7,617
Total contract liabilities	$52,502	$42,413

	September 30, 2022	December 31, 2021
Accounts receivable, net	$219,817	$161,970
Accounts receivable retainage, net	$42,456	$43,067
Contract Assets:
Costs and estimated earnings in excess of billings	$628,529	$306,172
Contract Liabilities:
Billings in excess of cost and estimated earnings	$43,173	$35,918
Billings in excess of cost and estimated earnings, non-current (1)	$6,310	$6,481
Total contract liabilities	$49,483	$42,399

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the nine months ended September 30, 2023 was primarily due to billings of $634,340 offset by revenue recognized of $631,136. Contract assets are also affected by reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
satisfied. For the nine months ended September 30, 2023, we recognized revenue of $130,262 and billed $135,158 to customers that had balances which were included in contract liabilities at December 31, 2022.
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
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At September 30, 2023, we had contracted backlog of $2,426,445 of which approximately 35% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $3,059 and $5,614 were recognized in our condensed consolidated statements of income on projects that converted to customer contracts during the three months ended September 30, 2023 and 2022, respectively. Project development costs of $9,276 and $11,594 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the nine months ended September 30, 2023 and 2022, respectively.
No impairment charges in connection with our project development costs were recorded during the three or nine months ended September 30, 2023 and 2022.
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
Enerqos Energy Solutions S.r.l. (“Enerqos”)
On February 24, 2023, we signed a definitive purchase and sale agreement to acquire Enerqos, a renewable energy and energy efficiency company headquartered in Milan, Italy. The acquisition closed on March 30, 2023 and the total purchase consideration was $13,445, of which $9,535 has been paid. There is no contingent consideration related to this acquisition. Cash acquired was $353, debt assumed was $3,951, and a deferred tax liability, net of $931 was recorded. The transaction costs, pro-forma effects of this acquisition on our operations, and contribution to revenue and net income the three and nine months ended September 30, 2023 were not material.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
A summary of the cumulative consideration paid and allocation of the purchase price for the Enerqos acquisition are presented in the table below:

March 30, 2023
Cash and cash equivalents	$190
Accounts receivable	6,230
Costs and estimated earnings in excess of billings	8,985
Prepaid expenses and other current assets	16,504
Project development costs	5,140
Property and equipment and energy assets	1,234
Goodwill	6,855
Intangible assets	4,438
Long-term restricted cash	163

Accounts payable	(15,480)
Accrued expenses and other current liabilities	(4,510)
Current portions of long-term debt	(15,165)
Deferred income tax liabilities, net	(931)
Other liabilities	(208)
Purchase price	$13,445
Purchase price, net of cash acquired	$13,092
Long-term debt assumed, net of current portions	$3,951
Total fair value of consideration	$13,445
Cash paid	$9,535
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2022	$39,593	$3,981	$3,236	$—	$23,823	$70,633
Goodwill acquired during the year	—	—	—	—	6,855	6,855
Currency effects	—	—	(8)	—	(137)	(145)
Balance, September 30, 2023	$39,593	$3,981	$3,228	$—	$30,541	$77,343
Definite-lived intangible assets, net consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Gross carrying amount	$36,646	32,277
Less - accumulated amortization	(29,299)	(27,584)
Intangible assets, net	$7,347	$4,693

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2023	2022	2023	2022
Customer contracts	Cost of revenues	$—	$138	$—	$459
All other intangible assets	Selling, general and administrative expenses	690	304	1,681	1,003
Total amortization expense		$690	$442	$1,681	$1,462

6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	September 30, 2023	December 31, 2022
Energy assets (1)	$2,012,528	$1,493,913
Less - accumulated depreciation and amortization	(355,943)	(312,388)
Energy assets, net	$1,656,585	$1,181,525

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Also includes the energy asset project acquired in August 2023. See section below for additional information.

August 2023 Purchase and Sale Agreement
On August 4, 2023, we entered into a purchase and sale agreement to acquire an energy asset project and to acquire 100% of the stock of Bright Canyon Energy Corporation (“BCE”) in a two-phased transaction. Phase 1, the purchase of the energy asset project, closed on August 4, 2023 and did not constitute a business in accordance with ASC 805-50, Business Combinations.
The adjusted purchase price for phase 1, net of cash acquired of $11,206, was $76,758, of which $5,000 was paid in cash, $46,694 was financed by the seller, and we assumed a construction loan on the energy asset project for $36,270. In September 2023, we paid $12,500 in principal on the sellers note. As of September 30, 2023, the balance of the seller’s note was $34,194. See Note 8 for additional information about these loans. We also assumed a land lease for the energy asset project. See Note 7. for additional information on the lease.
In the second phase, we plan to acquire BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for a purchase price of $39,100. The completion of the second phase is subject to a number of conditions and third-party consents and is targeted to close late in 2023 or early 2024.
Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2023	2022	2023	2022
Cost of revenues (2)	$15,122	$12,933	$42,847	$36,911

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized interest	$12,824	$3,877	$28,842	$7,785

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	September 30, 2023	December 31, 2022
ARO assets, net	Energy assets, net	$3,499	$2,359

ARO liabilities, non-current	Other liabilities	$4,541	$3,052

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense of ARO assets	$53	$37	$161	$110
Accretion expense of ARO liabilities	$64	$36	$194	$108
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$52,857	$38,224

Current portions of operating lease liabilities	$12,703	$5,829
Long-term portions of operating lease liabilities	38,806	31,703
Total operating lease liabilities	$51,509	$37,532
Weighted-average remaining lease term	19 years	13 years
Weighted-average discount rate	6.4%	6.0%

Financing Leases:
Energy assets	$27,788	$29,365

Current portions of financing lease liabilities	$1,706	$1,992
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	13,421	14,068
Total financing lease liabilities	$15,127	$16,060
Weighted-average remaining lease term	13 years	14 years
Weighted-average discount rate	12.1%	12.1%

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The costs related to our leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Leases:
Operating lease costs	$2,692	$1,890	$7,128	$6,244

Financing Leases:
Amortization expense	526	691	1,577	1,578
Interest on lease liabilities	485	525	1,362	1,620

Total lease costs	$3,703	$3,106	$10,067	$9,442

Supplemental cash flow information related to our leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$5,975	$5,948
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities (1)	$19,255	$2,960

(1) Includes non-monetary lease transactions of $14,249. See disclosure below for additional information.
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2023	$3,134	$1,741
2024	15,166	2,565
2025	10,174	2,213
2026	4,474	2,054
2027	3,460	1,922
Thereafter	37,145	17,891
Total minimum lease payments	73,553	28,386
Less: interest	22,044	13,259
Present value of lease liabilities	$51,509	$15,127
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of September 30, 2023 and relates to lease payments to be made over a 20-year period. We are in process of modifying the terms of this agreement such that the criteria to record a ROU asset and ROU liability may not be met. We also have a future lease commitment for an office lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $1,354 as of September 30, 2023 and relates to lease payments to be made over a 5-year period.
Non-monetary Lease Transactions
We have two lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the nine months ended September 30, 2023 based on the fair market value of the project services or back up power expected to be provided, as noted below.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
In January 2023, a 37-year land lease commenced with the United States Navy (“Navy”), which expires in 2059. We plan to complete an In-Kind Consideration Project (“IKCP”), which the Navy will credit as consideration toward our lease obligation upon the Navy’s final acceptance of the IKCP.
In August 2023, we acquired an energy asset project and assumed the related 30-year land lease agreement with the United States Army (“Army”), which commenced in 2022 and expires in 2052. Once construction of the project is complete, we will provide backup power as a stand ready obligation as consideration toward our lease obligation. See Note 6 Energy Assets, Net for additional information.
Long-term Financing Facilities
These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back five energy assets for $91,137 in cash proceeds under this facility during the nine months ended September 30, 2023. As of September 30, 2023, a majority of the total commitment of $350,000 remained available under this lending commitment.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $57 for the three months ended September 30, 2023 and 2022, respectively, and $171 and $171 for the nine months ended September 30, 2023 and 2022, respectively.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back three energy assets for $9,201 in cash proceeds under this facility during the nine months ended September 30, 2023.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Senior secured revolving credit facility (1)	$67,900	$182,900
Senior secured term loans	240,000	295,000
Non-recourse construction revolvers (2) (4)	410,482	45,391
Non-recourse term loans (3) (4)	538,134	255,403
Non-recourse long-term financing facilities (5)	183,623	120,923
Non-recourse financing lease liabilities (6)	15,127	16,060
Total debt and financing lease liabilities	1,455,266	915,677
Less: current maturities	409,906	331,479
Less: unamortized discount and debt issuance costs	23,104	15,563
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,022,256	$568,635

(1) At September 30, 2023, funds of $38,327 were available for borrowing under this facility.
(2) Includes a construction loan of $36,270 assumed by us for the purchase of an energy asset project. See Note 6 for additional information.
(3) Includes a balance of $34,194 on a sellers note for the purchase of an energy asset project. See Note 6 for additional information.
(4) Most of these agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.
(5) These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 7 for additional disclosures.
(6) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 7 for additional disclosures.

Senior Secured Credit Facility - Revolver and Term Loans
On March 17, 2023, we entered into amendment number two to the fifth amended and restated senior secured credit facility with five banks to increase the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.00 for the quarters ending March 31, 2023 and June 30, 2023, and 3.5 thereafter.
On August 24, 2023, we entered into amendment number three to the fifth amended and restated senior secured credit facility to extend the maturity date of the $220,000 delayed draw term loan A, such that after paying $55,000 in connection with the amendment, $45,000 is due November 15, 2023, and the remaining principal amount is due December 15, 2023. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.25 for the quarter ending September 30, 2023, and 3.50 thereafter.
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
Non-recourse Variable Rate Term Loan, 7.17%, due March 28, 2028
On March 30, 2023, we entered into an amended and restated financing agreement (“Amended Agreement”) with the existing bank that extended the maturity date of the loan from March 30, 2023 to March 28, 2028. The Amended Agreement consists of a term loan of $14,084, an incremental term loan of $359 and a letter of credit of $899. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The rate at September 30, 2023 was 7.17% per annum. The remaining principal balance and unpaid interest is due March 28, 2028. As a result of this refinancing, we entered into a new interest rate swap contract with an initial notional amount of $14,084 and termination date of December 31, 2040. See Note 12 Derivative Instruments and Hedging Activities for additional information on this new swap contract.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Non-recourse Fixed Rate Note, 6.70%, due August 31, 2039 (formerly 6.38%, due May 31, 2038)
On March 31, 2023, we drew down $30,000 under this facility and on May 31, 2023, we entered into the first amendment to the loan agreement that increased the original commitment of $125,000 by an additional $90,000 to $215,000 and at closing we drew down the $90,000.
The first amendment also contained the following amended terms:
•The loan bears interest on the unpaid principal amount thereof from the date made through repayment at an interest rate of 6.38% per annum compared to the original rate of 6.50%.
•The loan maturity date was changed from October 26, 2037 to May 31, 2038
On September 28, 2023, we entered into a second amendment to the loan agreement that increased the maximum commitment from $215,000 to $500,000, continued existing loans to project companies, added certain renewable natural gas project companies to the loan portfolio, and provided that additional wholly- and majority-owned project companies may be added to the loan portfolio subject to certain conditions.
At the closing of the second amendment, we drew down an additional $135,544 under the loan, which was used to pay transaction costs, reimburse project costs incurred by us, make other permitted distributions to Ameresco, and to fund the required reserve accounts. Subject to certain conditions, the facility allows for additional draws to be made up to the remaining principal amount to fund the construction and operation of renewable natural gas projects owned and operated by the project companies. As of September 30, 2023, $334,717 was outstanding under this facility, net of unamortized debt discount and issuance costs.
The second amendment also contained the following amended terms:
•The loan bears interest at a rate of 6.70% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.51% internal rate of return (“IRR”) on funds borrowed under the facility, or the facility discharge date which was extended to August 31, 2049.
•The loan maturity date was changed from May 31, 2038 to August 31, 2039
•All borrowings may be paid before maturity in whole or in part at RNG Holdings’ option after August 30, 2027 provided that the lender’s IRR is achieved, and against a prepayment of 102% of par for prepayments between August 31, 2027 and August 31, 2029 and 101% of par for prepayments between September 1, 2029 and August 30, 2031. No call premium applies for payments after August 30, 2031.
Non-recourse Construction Credit Facility, 2.00%
On March 31, 2023, we entered into a credit agreement for a construction facility with a total commitment of CAD$100,000 which has an availability period of five years. As of September 30, 2023, no funds were drawn under this facility. During the availability period the loans will bear interest at a fixed rate of 2.00% and during the operating period the rate will range from 1.00% to 3.00% as set forth in the agreement. The maturity date is the earlier of twenty years from project commencement date or one year prior to the termination date of the last remaining energy services agreements.
Non-recourse Construction Credit Facility, 6.54%, due July 31, 2024
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140,844 under a non-recourse credit facility. At the closing, the JV drew down $90,921 for construction of an energy asset and subsequently drew down an additional $32,206.
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
Non-recourse Construction Credit Facility, 9.32%, due August 31, 2026
On August 18, 2023, we entered into a construction and development loan agreement which provides a loan in a principal amount of up to $300,000. At the closing, we drew down $200,000 under this facility, of which approximately $187,000 was used to reimburse Ameresco for development and construction costs. Subsequent to closing, we drew down an additional $15,240.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The loan bears interest at a rate of 4.00% plus the greater of (i) Term SOFR for a one-month tenor and (ii) the 10-year United States treasury rate and a fee equal to 0.25% of any unused committed principal amount. The loan matures on August 31, 2026, with a one-year extension option that can be exercised if certain circumstances are met, including payment of a $3,000 extension fee. We plan to accrue the extension fee if the extension becomes probable.
Non-recourse Debt Instruments - Energy Project Asset Acquisition
As discussed in Note 6, on August 4, 2023, we acquired an energy asset project. The adjusted purchase price for phase 1 was $76,758, of which $5,000 was paid in cash, $46,694 was financed by the seller, and we assumed a construction loan on the energy asset project for $36,270.
The construction loan bears interest at a monthly variable SOFR term rate, which was 6.84% per annum at September 30, 2023. Subject to the terms and conditions contained in the assumed credit agreement, the construction loan shall convert into a term loan upon the project’s commercial operation date, which is expected to occur this fiscal year. The term loan shall have a maturity date of April 2030 and, therefore, the construction loan is classified as non-current.
In September 2023, we paid $12,500 in principal on the seller’s promissory note and paid interest at a rate of 5.00%. As of September 30, 2023, the balance of the seller’s note was $34,194, of which $5,900 is expected to be paid on the earlier of the phase 2 close date or December 2023, and the remaining balance of $28,294 is expected to be paid in January 2024, without bearing interest.
9. INCOME TAXES
We recorded a benefit for income taxes of $10,054 and provision of $3,657 for the three months ended September 30, 2023 and 2022, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 93.2% for the three months ended September 30, 2023, compared to an expense of 11.6% of estimated effective annualized tax rate for the three months ended September 30, 2022.
We recorded a benefit for income taxes of $10,552 and provision of $10,896 for the nine months ended September 30, 2023 and 2022, respectively. The estimated effective annualized tax rate impacted by the period discrete items is a benefit of 52.1% for the nine months ended September 30, 2023, compared to an expense of 12.0% of estimated effective annualized tax rate for the nine months ended September 30, 2022.
The principal reasons for the difference between the statutory rate and the estimated annual effective rate for 2023 were the effects of Section 179 Energy Efficient Building deductions, investment tax credits which we are entitled from solar, storage and RNG plants placed into service or are forecasted to be placed into service during 2023, stock plan compensation deductions and deductions related to the Section 179D.
Under GAAP accounting rules deferred taxes are shown on a net basis in the condensed consolidated financial statements based on taxing jurisdiction. Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the accompanying condensed consolidated balance sheets.
The following table sets forth the total amounts of gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance, December 31, 2022	$900
Balance, September 30, 2023	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $450 at September 30, 2023 and December 31, 2022 (net of the federal benefit on state amounts).

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
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over 4 years from the acquisition date. The fair value remained consistent at $358 at December 31, 2022 and September 30, 2023. At December 31, 2022 it was included in other liabilities and at September 30, 2023 it was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The contingent consideration will be paid no later than May 2024. No payments have been made to date.
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $3,800 upon acquisition and as of December 31, 2022. At September 30, 2023, the fair value of the contingent consideration decreased to $1,465 and is included in accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. The decrease is due to payments of $3,040 made during the nine months ended September 30, 2023, partially offset by a $705 increase in fair value.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2023	December 31, 2022
Assets:
Interest rate swap instruments	2	$7,553	$5,202
Total assets		$7,553	$5,202
Liabilities:
Interest rate swap instruments	2	$—	$9
Make-whole provisions	2	6,324	5,348
Contingent consideration	3	1,823	4,158
Total liabilities		$8,147	$9,515
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	September 30, 2023	December 31, 2022
Contingent consideration liability balance at the beginning of period	$4,158	$2,838
Changes in fair value included in earnings	705	(19)
Payment of contingent consideration	(3,040)	1,614
Remeasurement period adjustment	—	(275)
Contingent consideration liability balance at the end of period	$1,823	$4,158
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of September 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,402,242	$1,417,035	$869,771	$884,054
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the nine months ended September 30, 2023 and the year ended December 31, 2022.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of September 30, 2023 or December 31, 2022.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the nine months ended September 30, 2023, we adopted ASU 2020-04, Reference Rate Reform, for six interest rate swap contracts with the transition from LIBOR to SOFR as the reference rate. In March 2023, we dedesignated one interest rate swap contract for a previous loan facility and entered into a new interest rate swap contract to hedge $14,084 of the extended loan facility. The new interest rate swap was designated as a cash flow hedge. In June 2023, we prepaid one loan facility and terminated the related swap prior to its maturity date. In August 2023, we acquired one interest rate swap through an energy asset project acquisition. This interest rate swap was not designated as an effective hedge and we recorded the change in the valuation in other expenses, net in our condensed consolidated statements of income. See Note 6 for additional information about this energy asset project acquisition.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		September 30, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$2,719	$1,748
Interest rate swap contracts	Other liabilities	$—	$9
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$4,834	$3,454
Make-whole provisions	Other liabilities	$6,324	$5,348
As of September 30, 2023 and December 31, 2022, all but 3 of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of Loss (Gain) Recognized in Net Income
	Location of Loss (Gain) Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(546)	$185	$(757)	$1,026
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,281)	$(844)	$(1,160)	$(2,865)
Commodity swap contracts	Other expenses, net	$—	$514	—	3,028
Make-whole provisions	Other expenses, net	$(1,764)	$(450)	(2,146)	(388)
The following table presents the changes in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, from our hedging instruments:

Nine Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCL at the beginning of the period	$1,284
Unrealized gain recognized in AOCL	1,473
Gain reclassified from AOCL to other expenses, net	(757)
Loss on derivatives	716
Accumulated gain in AOCL at the end of the period	$2,007

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of September 30, 2023:

Active Interest Rate Swaps	Effective Date	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2018	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2018	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	June 2017	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	March 2020	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	March 2020	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	May 2020	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	May 2020	March 2033	$6,968	Not Designated
7.75-Year, 3.16% Fixed	March 2023	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2023	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$467
Make-whole provisions	Liability	August 2016	April 2031	$61
Make-whole provisions	Liability	April 2017	February 2034	$45
Make-whole provisions	Liability	November 2020	December 2027	$39
Make-whole provisions	Liability	October 2011	May 2028	$14
Make-whole provisions	Liability	May 2021	April 2045	$73
Make-whole provisions	Liability	July 2021	March 2046	$2,219
Make-whole provisions	Liability	June 2022	March 2042	$957
Make-whole provisions	Liability	March 2023	December 2047	$2,449

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	September 30,	December 31,
	2023 (1)	2022 (1)
Cash and cash equivalents	$8,676	$10,107
Restricted cash	—	799
Accounts receivable, net	—	590
Costs and estimated earnings in excess of billings	19,754	952
Prepaid expenses and other current assets	3,013	14,322
Total VIE current assets	31,443	26,770
Property and equipment, net	275	89
Energy assets, net	238,425	182,050
Operating lease assets	17,577	4,901
Restricted cash, non-current portion	73	73
Other assets	16,841	30
Total VIE assets	$304,634	$213,913
Current portions of long-term debt and financing lease liabilities	$122,524	$2,087
Accounts payable	7,966	8,055
Accrued expenses and other current liabilities	13,173	12,559
Current portions of operating lease liabilities	6,658	117
Total VIE current liabilities	150,321	22,818
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	17,970	19,177
Long-term operating lease liabilities, net of current portion	9,961	5,159
Other liabilities	1,833	3,575
Total VIE liabilities	$180,085	$50,729

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. During the nine months ended September 30, 2023, joint venture members contributed $957 to joint ventures. One JV member was refunded $20,521, net of adjustments, from debt proceeds received from the JV’s Non-recourse Construction Credit Facility, 6.54%, due July 2024.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity method investments in joint ventures:

	As of
	September 30, 2023	December 31, 2022
Equity method investments	$16,204	$10,855

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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both September 30, 2023 and December 31, 2022 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$21,265	$27,391	$28,735	$76,991
Adjustment for accretion of tax equity financing fees	(26)	(27)	(81)	(81)
Income attributable to common shareholders	$21,239	$27,364	$28,654	$76,910
Denominator:
Basic weighted-average shares outstanding	52,209	51,869	52,104	51,810
Effect of dilutive securities:
Stock options	1,091	1,428	1,155	1,442
Diluted weighted-average shares outstanding	53,300	53,297	53,259	53,252
Net income per share attributable to common shareholders:
Basic	$0.41	$0.53	$0.55	$1.48
Diluted	$0.40	$0.51	$0.54	$1.44

Potentially dilutive shares (1)	1,954	1,262	1,950	1,087

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$4,319	$3,631	$12,318	$10,837
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2023, there was $39,632 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the nine months ended September 30, 2023, we granted 140 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 66 RSUs to certain employees and directors under our 2020 Plan. We did not grant awards to individuals who were not either an employee or director of ours during the nine months ended September 30, 2023 and 2022.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and nine months ended September 30, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other.
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
Our Alternative Fuels segment sells electricity and processed renewable natural gas (“RNG”) derived from biomethane from small-scale plants that we own and operate and provides O&M services for customer-owned small-scale RNG plants.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended September 30, 2023
Revenues	$143,239	$87,341	$17,534	$27,319	$59,716	$335,149
Gain on derivatives	(1,658)	(792)	(107)	(490)	—	(3,047)
Interest expense, net of interest income	1,583	278	175	4,762	766	7,564
Depreciation and amortization of intangible assets	7,031	1,229	408	6,668	1,277	16,613
Unallocated corporate activity	—	—	—	—	—	(20,380)
Income before taxes, excluding unallocated corporate activity	15,161	12,128	1,106	820	1,953	31,168

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Three Months Ended September 30, 2022
Revenues	$271,206	$99,124	$12,366	$29,421	$29,179	$441,296
Gain on derivatives	(329)	—	(121)	(330)	—	(780)
Interest expense, net of interest income	1,694	306	196	2,589	(48)	4,737
Depreciation and amortization of intangible assets	5,300	1,219	420	6,391	199	13,529
Unallocated corporate activity	—	—	—	—	—	(18,971)
Income before taxes, excluding unallocated corporate activity	26,349	15,726	191	4,993	3,104	50,363

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Nine months ended September 30, 2023
Revenues	$406,593	$226,916	$51,140	$85,974	$162,642	$933,265
Gain on derivatives	(2,086)	(788)	(60)	(374)	—	(3,308)
Interest expense, net of interest income	4,701	864	539	10,549	1,515	18,168
Depreciation and amortization of intangible assets	19,784	3,688	1,222	18,741	2,618	46,053
Unallocated corporate activity	—	—	—	—	—	(56,354)
Income before taxes, excluding unallocated corporate activity	33,401	26,227	3,027	7,445	6,514	76,614

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	All Other	Total Consolidated
Nine Months Ended September 30, 2022
Revenues	$983,111	$276,198	$43,999	$87,874	$101,513	$1,492,695
(Gain) loss on derivatives	(363)	—	(25)	163	—	(225)
Interest expense, net of interest income	5,219	927	731	6,572	(73)	13,376
Depreciation and amortization of intangible assets	15,876	3,677	1,297	17,458	729	39,037
Unallocated corporate activity	—	—	—	—	—	(52,553)
Income before taxes, excluding unallocated corporate activity	77,407	36,623	1,482	18,891	8,952	143,355
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on derivatives	$(3,045)	$(780)	$(3,306)	$(225)
Interest expense, net of interest income	9,199	7,175	23,614	18,220
Amortization of debt discount and debt issuance costs	1,042	833	3,407	2,869
Foreign currency transaction loss	1,371	318	1,364	1,032
Government incentives	—	—	(522)	(2,020)
Factoring fees	2,075	—	3,326	—
Other expenses, net	$10,642	$7,546	$27,883	$19,876

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K (“2022 Form 10-K”) for the year ended December 31, 2022 filed on February 28, 2023 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, and other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of any delays; the impact of a possible U.S. federal government shutdown and the U.S. Department of Commerce’s solar panel import investigation and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2022 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Key Factors and Trends
The Inflation Reduction Act (“IRA”)
The IRA was signed into law by President Biden on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. While we are seeing an increase in engagement as customers assess and prioritize their projects to optimize the potential benefits of the IRA, we have also experienced some delays in projects as a result of delays in IRA funding and longer periods to convert awarded backlog into contracted backlog. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.
Overall Business Environment and Global Factors
We continue to monitor the impact of global and domestic economic conditions on our operations, financial results, and liquidity, including supply chain challenges, the war in Ukraine, the Israel-Gaza conflict, evolving relations between the U.S. and China, possible U.S. federal government shutdowns and other geopolitical tensions. These conditions are contributing to an increase in the cost of labor and equipment, supply chain and labor challenges and a shortage of certain components needed for our business, such as lithium-ion battery cells, semiconductors, electrical transformers, and other components required for our clean energy solutions. These challenges may continue or become more pronounced and their impact on our future business and results of operations remains uncertain.
Furthermore, for nine months ended September 30, 2023, approximately 24% of our revenue is derived from work for the U.S. federal government, and as such government spending levels influence our financial performance. Based on actions by Congress, federal funding at fiscal year 2023 appropriated levels continues through November 17, 2023. If Congress and the President do not take further action to fund government departments and agencies thereafter, a government shutdown could result. In the event of a shutdown, requirements to furlough employees in government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays. There is uncertainty regarding which government functions would shut down or continue operations during a lapse in appropriations, and corresponding uncertainty regarding the extent or magnitude of potential impacts to our operations.
Our operations and financial results may also be impacted by the previously disclosed investigation by the U.S. Department of Commerce’s into whether imports of crystalline silicon photovoltaic cells and modules manufactured in Cambodia, Thailand, Vietnam, or Malaysia using components from China were circumventing existing Chinese tariffs. President Biden issued an executive action under which additional duties would not be imposed on imports by U.S importers between June 2022 and June 2024. While legislation has been introduced seeking to overturn President Biden’s executive action., we do not believe this investigation will have a material impact on our business in the near term. However, any resulting duties or other trade restrictions imposed may disrupt the solar panel supply chain, increase the cost for solar cells and panels, and ultimately impact the demand for clean energy solutions. We are closely monitoring the investigation and any regulations issued in connection with it.
During the nine months ended September 30, 2023, we were impacted by supply chain disruptions, labor shortages, and varying levels of inflation, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the nine months ended September 30, 2023. We expect the trends of supply chain challenges and inflationary pressures to continue beyond this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
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
Climate change also brings risks, as the impacts have caused us to experience more frequent and severe weather interferences, and this trend is expected to continue. We are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, and climates that experience extreme weather events, such as wildfires, storms or flooding, hurricanes, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. Over the past few months, weather related events have more frequently delayed our ability to complete projects, increased costs, and have impacted the operations of our owned-energy assets. We continuously assess risks from weather related events on our projects and assets and adapt our strategy, but with the effects from climate change becoming more pronounced, we expect this trend to continue.
In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year, however, this may become harder to predict with the potential effects of climate change and potential government shutdowns. As a result of such fluctuations, we may occasionally experience declines in revenues or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
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
Despite the delays, two of the three SCE projects are currently in the commissioning stage and are expected to reach substantial completion by the end of 2023. The third project, which was significantly impacted by the heavy rainfall in California, is expected to reach substantial completion in the first half of 2024.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the nine months ended September 30, 2023, we granted 140,000 common stock options 66,247 RSUs to certain employees and directors under our 2020 Plan. Our unrecognized stock-based compensation expense was $39.6 million at September 30, 2023 compared to $46.7 million at December 31, 2022 and is expected to be recognized over a weighted-average period of two years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of September 30,
(In Thousands)	2023	2022
Project Backlog
Fully-contracted backlog	$1,188,460	$933,295
Awarded, not yet signed customer contracts	2,512,880	1,693,480
Total project backlog	$3,701,340	$2,626,775
12-month project backlog	$765,125	$557,830

O&M Backlog
Fully-contracted backlog	$1,237,985	$1,245,790
12-month O&M backlog	$87,475	$79,150
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
Our O&M backlog represents expected future revenues under signed, multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.8 billion and $1.4 billion, net of amount attributable to a non-controlling interest at September 30, 2023 and 2022, respectively. The portion of assets in development related to spending for Energy as a Service assets was approximately $41.2 million and $36.4 million at September 30, 2023 and 2022, respectively. This is another important metric because it helps us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,
	2023		2022		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$335,149	100.0%	$441,296	100.0%	$(106,147)	(24.1)%
Cost of revenues	271,493	81.0%	361,740	82.0%	(90,247)	(24.9)%
Gross profit	63,656	19.0%	79,556	18.0%	(15,900)	(20.0)%
Earnings from unconsolidated entities	526	0.2%	488	0.1%	38	7.8%
Selling, general and administrative expenses	42,752	12.8%	41,106	9.3%	1,646	4.0%
Operating income	21,430	6.4%	38,938	8.8%	(17,508)	(45.0)%
Other expenses, net	10,642	3.2%	7,546	1.7%	3,096	41.0%
Income before income taxes	10,788	3.2%	31,392	7.1%	(20,604)	(65.6)%
Income tax (benefit) provision	(10,054)	(3.0)%	3,657	0.8%	(13,711)	374.9%
Net income	20,842	6.2%	27,735	6.3%	$(6,893)	(24.9)%
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	423	0.1%	(344)	(0.1)%	$(767)	(223.0)%
Net income attributable to common shareholders	$21,265	6.3%	$27,391	6.2%	$(6,126)	(22.4)%
Our results of operations for the three months ended September 30, 2023 are due to the following:
•Revenues: total revenues for the three months ended September 30, 2023 decreased over 2022 primarily due to a $108.8 million, or 31%, decrease in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project.
•Cost of Revenues and Gross Profit: the decrease in cost of revenues and gross profit is primarily due to the decrease in project revenues described above. However, our gross profit as a percent of revenues increased due to lower revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2023 increased over 2022 primarily due to project development costs not realized on projects, higher professional fees, and amortization expense related to acquired intangible assets, partially offset by decreased salaries and related benefits, and miscellaneous expenses.
•Other Expenses, Net: Other expenses, net for the three months ended September 30, 2023 increased over 2022 primarily due to higher interest expenses, net of $2.0 million related to an increase in the amount of non-recourse project financing outstanding and higher interest rates, $2.1 million in accounts receivable factoring related costs, an increase in foreign currency transaction losses, partially offset by higher gains from derivatives transactions.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be lower in 2023 as compared to 2022 primarily due to the effects of a large Section 179D Energy Efficient Building deduction documented and made available, additional investment tax credits which we are entitled to from solar, storage, and RNG plants placed into service or are forecasted to be placed into service during 2023, higher level of compensation deductions related to employee stock option exercises, and generally higher Section 179D deductions available in 2023 under the IRA.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for the three months ended September 30, 2023 was $0.41, a decrease of $0.12 per share compared to the same period of 2022. Diluted earnings per share for 2023 was $0.40, a decrease of $0.11 per share compared to last year.

	Nine Months Ended September 30,
	2023		2022		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$933,265	100.0%	$1,492,695	100.0%	$(559,430)	(37.5)%
Cost of revenues	761,012	81.5%	1,263,458	84.6%	(502,446)	(39.8)%
Gross profit	172,253	18.5%	229,237	15.4%	(56,984)	(24.9)%
Earnings from unconsolidated entities	1,356	0.1%	1,477	0.1%	(121)	(8.2)%
Selling, general and administrative expenses	125,466	13.4%	120,036	8.0%	5,430	4.5%
Operating income	48,143	5.2%	110,678	7.4%	(62,535)	(56.5)%
Other expenses, net	27,883	3.0%	19,876	1.3%	8,007	40.3%
Income before income taxes	20,260	2.2%	90,802	6.1%	(70,542)	(77.7)%
Income tax (benefit) provision	(10,552)	(1.1)%	10,896	0.7%	(21,448)	196.8%
Net income	30,812	3.3%	79,906	5.4%	$(49,094)	(61.4)%
Net income attributable to redeemable non-controlling interest	(2,077)	(0.2)%	(2,915)	(0.2)%	$838	28.7%
Net income attributable to common shareholders	$28,735	3.1%	$76,991	5.2%	$(48,256)	(62.7)%
Our results of operations for the nine months ended September 30, 2023 are due to the following:
•Revenues: total revenues for the nine months ended September 30, 2023 decreased over 2022 primarily due to a $579.3 million, or 47%, decrease in our project revenues attributed to the timing of revenue recognized as a result of the phase of active projects versus the prior year, including our SCE battery storage project, partially offset by a $12.0 million increase in energy assets revenues.
•Cost of Revenues and Gross Profit: the decrease in cost of revenues is primarily due to the decrease in project revenues described above. Gross profit decreased due to decreased revenue, however, our gross profit as a percent of revenues increased due to the lower revenue contribution from our lower margin SCE battery storage project.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the nine months ended September 30, 2023 increased over 2022 primarily due to project development costs not realized on projects, higher professional fees, and IT and telecommunications costs. These were partially offset by decreased miscellaneous expenses as the nine months ended September 30, 2022 included costs related to a settlement of an outstanding legal proceeding.
•Other Expenses, Net: Other expenses, net for the nine months ended September 30, 2023 increased over 2022 primarily due to higher interest expenses, net of $5.4 million related to an increase in the amount of non-recourse project financing outstanding and higher interest rates, $3.3 million in accounts receivable factoring related costs, lower government incentive income, partially offset by higher gains from derivatives transactions.
•Income Tax (Benefit) Provision: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was lower in 2023 as compared to 2022 primarily due to the effects of a large Section 179D Energy Efficient Building deduction documented and made available, additional investment tax credits which we are entitled to from solar, storage, and RNG plants placed into service or are forecasted to be placed into service during 2023, higher level of compensation deductions related to employee stock option exercises, and generally higher Section 179D deductions available in 2023 under the IRA.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for the nine months ended September 30, 2023 was $0.55, a decrease of $0.93 per share compared to the same period of 2022. Diluted earnings per share for 2023 was $0.54, a decrease of $0.90 per share compared to last year. The results for the nine months ended September 30, 2023 and 2022 reflect a non-cash downward adjustment of $2.1 million and $2.9 million, respectively, related to non-controlling interest activities.
Business Segment Analysis
Our reportable segments for the three and nine months ended September 30, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.

All financial result comparisons made below relate to the three and nine-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
U.S. Regions	$143,239	$271,206	$(127,967)	(47.2)%	$406,593	$983,111	$(576,518)	(58.6)%
U.S. Federal	87,341	99,124	(11,783)	(11.9)	226,916	276,198	(49,282)	(17.8)
Canada	17,534	12,366	5,168	41.8	51,140	43,999	7,141	16.2
Alternative Fuels	27,319	29,421	(2,102)	(7.1)	85,974	87,874	(1,900)	(2.2)
All Other	59,716	29,179	30,537	104.7	162,642	101,513	61,129	60.2
Total revenues	$335,149	$441,296	$(106,147)	(24.1)%	$933,265	$1,492,695	$(559,430)	(37.5)%
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
•Alternative Fuels: the decrease is primarily due to lower production resulting from unplanned downtime at certain facilities.
•All Other: All other revenues increased year-over-year primarily due to higher project revenues in the United Kingdom and Europe resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
U.S. Regions	$15,161	$26,349	$(11,188)	(42.5)%	$33,401	$77,407	$(44,006)	(56.9)%
U.S. Federal	12,128	15,726	(3,598)	(22.9)	26,227	36,623	(10,396)	(28.4)
Canada	1,106	191	915	479.1	3,027	1,482	1,545	104.3
Alternative Fuels	820	4,993	(4,173)	(83.6)	7,445	18,891	(11,446)	(60.6)
All Other	1,953	3,104	(1,151)	(37.1)	6,514	8,952	(2,438)	(27.2)
Unallocated corporate activity	(20,380)	(18,971)	(1,409)	(7.4)	(56,354)	(52,553)	(3,801)	(7.2)
Income before taxes	$10,788	$31,392	$(20,604)	(65.6)%	$20,260	$90,802	$(70,542)	(77.7)%
•U.S. Regions: the decrease is primarily due to the lower revenues described above, partially offset by lower SG&A expenses and other expenses, net.
•U.S. Federal: the decrease is primarily due to the lower revenues described above.
•Canada: the increase is primarily due to the higher revenues described above partially offset by higher project development costs.
•Alternative Fuels: the decrease is primarily due to higher direct costs related to unplanned maintenance, higher depreciation expense related to the timing of assets placed in operations, and increased interest expense, net.
•All Other: the decrease is primarily due to higher SG&A expenses and accounts receivable factoring related costs, partially offset by the higher revenues described above.

•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher net salaries and benefit costs.

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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus asset sales, tax equity transfers, and our general access to credit and equity markets, will be sufficient to fund our operations through at least November 2024 and thereafter. With the adjustments to the anticipated timeline for completing the SCE battery storage projects, we have requested an additional extension to the maturity date for the remaining principal amount of the delayed draw term loan A under our senior secured credit facility, which is scheduled to mature on December 15, 2023. As of the filing date of this Form 10-Q, the remaining principal balance was $90.0 million.
We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital and debt service requirements. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the duration of supply challenges, and the rate and duration of the inflationary pressures. For example, recent increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past few quarters, ensuring that our assets in development continue to align with our hurdle rates.
August 2023 Purchase and Sale Agreement
On August 4, 2023, we entered into a purchase and sale agreement to acquire an energy asset project and to acquire 100% of the stock of Bright Canyon Energy Corporation (“BCE”) in a two-phased transaction. Phase 1, the purchase of the energy asset project, closed on August 4, 2023 and did not constitute a business in accordance with ASC 805-50, Business Combinations.
The adjusted purchase price for phase 1, net of $11.2 million cash acquired, was $76.8 million, of which $5.0 million was paid in cash, $46.7 million was financed by the seller, and we assumed a construction loan on the energy asset project for $36.3 million. Upon completion of the project, this loan will be converted to a term loan. In September 2023, we paid $12.5 million in principal on the seller’s note. As of September 30, 2023, the balance of the seller’s note was $34.2 million, which is expected to be paid with $5.9 million in cash before the end of this fiscal year and the remaining $28.3 million will be paid in January 2024. We have also agreed to sell back to the seller energy credits for the projects acquired as part of this transaction for the fair market value of these credits in early in 2024. We also assumed a land lease for the energy asset project. See Note 7. Leases for additional information on the lease.
In the second phase, we plan to acquire BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for a purchase price of $39.1 million of which $6.6 million would be paid at the closing of the second phase and the remaining $32.5 million would be financed by a seller note accruing interest of 5.0% and payable in August 2024. The completion of the second phase is subject to a number of conditions and third-party consents and is targeted to close late in 2023 or early 2024. We may be required to make additional contingent payments for this acquisition based on certain projects achieving commercial operation and if the projects qualify for higher energy tax credits than expected.

Senior Secured Credit Facility — Revolver and Term Loans
On March 17, 2023, we entered into a second amendment to our fifth amended and restated senior secured credit facility, which increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.00 for the quarters ended March 31, 2023 and June 30, 2023, and 3.50 thereafter.
On August 24, 2023, we entered into a third amendment to our fifth amended and restated senior secured credit facility, which extended the maturity date of our $220.0 million delayed draw term loan A, such that after paying $55.0 million in connection with the amendment, $45.0 million is due November 15, 2023, and the remaining principal amount is due December 15, 2023. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.25 for the quarter ended September 30, 2023, and 3.50 thereafter. As of September 30, 2023, the balance on the senior secured term loans was $240.0 million, the balance on the senior secured revolving credit facility was $67.9 million, and we had funds available of $38.3 million.
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
On March 31, 2023, we entered into a credit agreement for a construction facility with a total commitment of CAD$100.0 million and as of September 30, 2023, no funds were drawn under this facility.
On May 31, 2023, we entered into the first amendment to a loan agreement that increased the original commitment of $125.0 million by $90.0 million to $215.0 million and at closing we drew down the $90.0 million and on September 28, 2023 we entered into the second amendment to this loan agreement that increased the maximum commitment from $215.0 million to $500.0 million, increased the interest rate to 6.70% and changed the maturity date to August 31, 2039. At closing we drew down an additional $135.5 million.
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140.8 million under a non-recourse credit facility. At the closing, the JV drew down $90.9 million for construction of an energy asset and subsequently drew down an additional $32.2 million. Monthly payments of interest only on the loan will be due and payable in accordance with the provisions as set forth in the agreement. Any outstanding principal of the loan and unpaid interest shall be paid in full no later than the maturity date, July 2024. The loan will be repaid after the energy asset project achieves provisional acceptance, through a sale-leaseback financing under lease agreements to be entered into between the same parties, the form of which were included in the closing documents.
On August 18, 2023, we entered into a construction and development loan agreement which provides a loan in a principal amount of up to $300.0 million. At the closing, we drew down $200.0 million under this facility, of which approximately $187.0 million was used to reimburse Ameresco for development and construction costs. Subsequent to closing, we drew down an additional $15.2 million.
The loan bears interest at a rate of 4.00% plus the greater of (i) Term SOFR for a one-month tenor and (ii) the 10-year United States treasury rate and a fee equal to 0.25% of any unused committed principal amount. The loan matures on August 31, 2026, with a one-year extension option that can be exercised if certain circumstances are met, including payment of a $3.0 million extension fee.
Net proceeds from non-recourse construction revolvers and term loans during the nine months ended September 30, 2023 totaled $566.4 million.
Non-recourse Sale-leasebacks
During the nine months ended September 30, 2023, we sold and leased back eight energy assets for $100.3 million in cash proceeds under our master sale-leaseback agreements.

Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $486.0 million as of September 30, 2023. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $107.3 million during the nine months ended September 30, 2023, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $143.6 million during the nine months ended September 30, 2023. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(In Thousands)	2023	2022	$ Change
Cash flows from operating activities	$(40,421)	$(273,169)	$232,748
Cash flows from investing activities	(465,193)	(202,664)	(262,529)
Cash flows from financing activities	532,401	554,194	(21,793)
Effect of exchange rate changes on cash	(980)	(1,857)	877
Total net cash flows	$25,807	$76,504	$(50,697)
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the nine months ended September 30, 2023 improved over the same period last year primarily due to a decrease of $330.3 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project and a $105.4 million decrease in accounts receivable, which were partially offset by decreases of $181.5 million in accounts payable, accrued expenses and other current liabilities and $49.1 million in net income when compared to the prior year period.
Cash Flows from Investing Activities
During the nine months ended September 30, 2023 we made capital investments of $445.5 million in new energy assets and $8.0 million in major maintenance of energy assets compared to $182.1 million and $16.1 million, respectively, in 2022. In addition, during the nine months ended September 30, 2023 we paid $9.2 million, net of cash received, for the acquisition of Enerqos.
We currently plan to invest approximately $25 million to $50 million in additional capital expenditures during the remainder of 2023, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.

Cash Flows from Financing Activities
Our primary sources of financing for the nine months ended September 30, 2023 were net proceeds from long-term debt of $720.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $119.8 million, partially offset by payments on our senior secured credit facility of $115.0 million and payments on long-term debt of $162.7 million.
Our primary sources of financing for the nine months ended September 30, 2022 were net proceeds from long-term debt financings of $328.2 million, net proceeds received from Federal ESPC projects and energy assets of $181.5 million, and proceeds from our senior secured credit facility of $139.0 million, partially offset by payments on long-term debt of $111.3 million.
We currently plan additional project financings of approximately $50 million during the remainder of 2023 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of September 30, 2023 and there were no additional uncertain tax positions taken during the three and nine months ended September 30, 2023. We believe our current tax reserves are adequate to cover all known tax uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2022 Form 10-K.
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

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP implementation, we updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. .
During the nine months ended September 30, 2023, two leases commenced under lease agreements that contained in-kind consideration in the form of services. In connection with these complex lease agreements unique to Ameresco, we updated the design of existing lease controls to support modifications to our business processes and related accounting procedures.
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
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended September 30, 2023. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of September 30, 2023, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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
10.1
Amendment No. 3 to Fifth Amended and Restated Credit Agreement dated as of August 24, 2023 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), BOFA Securities, Inc. as sole lead arranger and sole bookrunner and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 24, 2023 and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	November 7, 2023	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)