Form 10-K
period 2023-12-31
Ameresco, Inc.
filed 2024-02-29
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,550,437,708.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 23, 2024
Class A Common Stock, $0.0001 par value per share	34,282,945
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2024 annual meeting of stockholders are incorporated by reference into Part III.

AMERESCO, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K” or “Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances are forward-looking statements. These statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements include, among other things, statements about:
•our expectations as to the future growth of our business and associated expenses,
•our expectations as to revenue generation,
•the future availability of borrowings under our revolving credit facility and other financing arrangements,
•the expected future growth of the market for energy efficiency and renewable energy solutions,
•our backlog, awarded projects and recurring revenue and the timing of such matters,
•our expectations as to acquisition activity,
•the impact of any restructuring,
•the uses of future earnings,
•the expected energy and cost savings of our projects,
•the expected energy production capacity of our renewable energy plants,
•the impact of the ongoing macroeconomic challenges and global unrest, including supply chain disruptions, and shortage of materials,
•the status of and our expectations related to the subordinated debt raise,

•our expectations related to our agreement with SCE including the impact of any delays,

•the impact of the U.S. Department of Commerce’s solar panel import investigation, and

•the impact of regulation, including the Inflation Reduction Act (“IRA”)
These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Form 10-K and elsewhere in this Report. The forward-looking statements in this Form 10-K represent our views as of the date of this Report. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
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
Drawing from decades of experience, we develop these tailored energy projects for federal, state, and local governments, educational and healthcare institutions, airports, public housing authorities, commercial/industrial customers, transportation and infrastructure, and utilities across the United States, Canada, and Europe.
We have sourced and raised approximately $5.5 billion in project financing while delivering $14.4 billion in energy solutions since our inception. Our growth is driven by staying ahead of the curve and at the leading edge of innovation taking place in the energy sector, offering new products and services to new and existing customers.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and entering into joint venture arrangements has been, and continues to be an important component to our growth strategy. These strategies enable us to broaden our service offerings and expand our geographical reach.
To best serve our expansive customer base, as of December 31, 2023, we have approximately 60 offices located throughout North America, and Europe and more than 1,500 dedicated energy and business professionals with years of proven experience and a strong commitment to customer satisfaction. We offer our customers the resources needed to successfully plan, finance, execute and operate energy programs to create sustained economic and operating benefits to fulfill their unique requirements.

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
In addition, we serve certain customers by developing and building small-scale renewable energy plants located at or close to a customer’s site. Depending on the customer’s preference, we will either retain ownership of the completed plant or build it for the customer. Most of our small-scale renewable energy plants to date consist of solar PV installations and plants constructed adjacent to landfills, which use landfill gas (“LFG”) to generate energy. We also design and build, and own, operate and maintain plants that utilize biogas from wastewater treatment processes. Our largest renewable energy project that we operate for a customer uses biomass as the primary source of energy. For information on how we finance the projects that we own and operate, please see the disclosures under Note 2, “Summary of Significant Accounting Policies”, Note 9, “Debt and Financing Lease Liabilities” and Note 11, “Variable Interest Entities and Equity Method Investments” to our consolidated financial statements in Item 8 of this Report.
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
Ameresco-owned Energy Assets
Ameresco-owned energy assets are small-scale power plants that we develop, design, construct, finance and own/operate and are included in our consolidated balance sheets. These assets may sell electricity, heat, cooling, processed biogas, or renewable biomethane fuel under short-or long-term contracts. We also offer Energy as a Service (“EaaS”), where we design, construct, finance and own/operate various energy conservation measures on a customer’s site and sell them the output or availability of these items under a short-or long-term contract.
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
•wind and hydro sources of energy
•battery storage
Most of our renewable energy assets to date have involved the generation and sale of:
•electricity from solar PV or battery storage
•electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock
In the case of our biogas-fueled projects, we purchase biogas that otherwise would be combusted or vented, process it, and either use it as a renewable fuel source in our energy plants to produce and sell electricity and/or thermal, or sell it as a renewable fuel source to a third party. We also design and build and operate and maintain facilities that process biogas into biomethane (or renewable natural gas) that can be transported, primarily through the nation’s natural gas pipeline grid or in some cases through tanker trucks and sold to third parties. The rights to use the site for the plant and the purchase of raw feedstock fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel prices will increase” in Item 1A, Risk Factors.
As of December 31, 2023, we owned and operated 185 small-scale renewable energy plants including solar PV installations which generate electricity or deliver renewable gas fuel with a combined capacity of approximately 508 megawatt equivalents (“MWe”) and have energy assets in development and construction with a combined capacity of approximately 717 MWe, which includes 48 MWe attributable to a non-controlling interest.
The table below shows the type and number of plants we owned and operated as of December 31, 2023:

Plants Owned and Operated	Quantity
Biogas: RNG	5
Biogas: non-RNG	22
Solar and battery assets	151
Other	7
Total plants owned and operated	185

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
Our Business Segments
Our company is primarily organized by region, where each region may perform our key services under our various lines of business. Our reportable business segments largely follow our regional segmentation. For the year ended December 31, 2023, our reportable business segments were as follows:
•U.S. Regions
•U.S. Federal
•Canada
•Alternative Fuels
•Europe
•All Other
Europe was formerly included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes due to the growth in the segment in 2023.
Our U.S. Regions, U.S. Federal, Canada, and Europe segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services and the development and construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
Our Alternative Fuels segment sells electricity and processed RNG derived from biomethane from small-scale plants that we own and operate and provides O&M services for customer owned small-scale RNG plants.
The “All Other” category offers consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV.
The table below shows the percentage of revenues by segment for the last three years:

	2023	2022	2021
% of Revenues by Segment (1)
U.S. Regions	40.5%	61.6%	45.3%
U.S. Federal	29.3%	21.5%	32.3%
Canada	5.1%	3.2%	4.1%
Alternative Fuels	8.5%	6.3%	9.1%
Europe	11.1%	3.4%	3.8%
All Other	5.5%	4.0%	5.4%
Total revenues	100.0%	100.0%	100.0%

(1) See Note 3 “Revenue from Contracts with Customers” for our disaggregated revenue and Note 20 “Business Segment Information” for additional information.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational, and technical needs. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, digital campaigns, telemarketing, and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2023, we had 168 employees in direct sales.
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
In 2023, we served customers throughout the United States, Canada, and Europe. Approximately 71.8% of our revenues were derived from federal, state, provincial, or local government entities, including public housing authorities, public universities, and municipal utilities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government is considered a single customer and segment for reporting purposes (see table above under “Our Business Segments”). For the year ended December 31, 2023, our largest 20 customers accounted for approximately 56.4% of our total revenues. Other than the U.S. federal government, no customers represented 10% or more of our revenues during this period.
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
Our principal competitors include:
•Smart Energy Solutions: McKinstry, CM3 Building Solutions, CMTA, Inc. (a Legence company), SitelogIQ, ABM Industries, Inc., Southland Industries, Energy Systems Group, LLC, Honeywell, Johnson Controls, NORESCO (a unit of Carrier Global Corporation), Schneider Electric, Siemens Building Technologies, and Trane Technologies (an Ingersoll-Rand company). We compete primarily on the basis of our comprehensive, independent offering of energy efficiency and renewable energy services and the breadth and depth of our expertise.
•Energy Assets: In the LFG and RNG market our principal competitors primarily include large, national project developers and owners of landfills who self-develop projects using LFG from their own landfills, and other national renewable natural gas developers/owners such as Archaea Energy, Montauk Renewables, Vanguard Renewables, Opal Fuels, and divisions of large multi-national oil and gas conglomerates. In the Solar PV and Battery Storage market our principal competitors include NextEra Energy, Inc., Engie SA, Invenergy, EDF Renewables, and Clearway Energy Group LLC. We may also compete with many large independent power producers and utilities, as well as a large number of smaller developers of renewable energy projects. In EaaS, our competitors include Engie SA, Enel X, Schneider Electric SE, and Redaptive, Inc. We compete for renewable energy projects primarily on the basis of our experience, reputation, and ability to identify and complete high quality and cost-effective projects.
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
Regulatory
Various regulations affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government. We are also subject to local regulations in the international jurisdictions where we operate, including Canada, Italy, the United Kingdom, and Greece.
Our projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial, and local permits are required to construct an energy efficiency project or renewable energy plant.
Renewable energy projects are also subject to specific governmental safety and economic regulation. States and the federal government typically do not regulate the transportation or sale of LFG unless it is combined with and distributed with natural gas, but this is not uniform among states and may change from time to time. States regulate the retail sale and distribution of natural gas to end-users, although regulatory exemptions from regulation are available in some states for limited gas delivery activities, such as sales only to a single customer. The sale and distribution of electricity at the retail level is subject to state and provincial regulation, and the sale and transmission of electricity at the wholesale level is subject to federal regulation. While we do not own or operate retail-level electric distribution systems or wholesale-level transmission systems, the prices for the products we offer can be affected by the tariffs, rules and regulations applicable to such systems, as well as the prices that the owners of such systems are able to charge. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as “utilities.” At the federal level, the ownership and operation of, and sale of power from, generation facilities may be subject to regulation under the Public Utility Holding Company Act of 2005 (“PUHCA”), the Federal Power Act (“FPA”), and Public Utility Regulatory Policies Act of 1978 (“PURPA”). Some of our renewable energy projects which are operating as exempt wholesale generators or operating under a special exemption from PUHCA are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission (“FERC”) under the FPA and must comply with certain FERC reporting requirements.
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

As of December 31, 2023, we had a total of 1,503 employees based in 46 U.S. states, including the District of Columbia, eight Canadian provinces, seven office locations throughout the United Kingdom, and one office in Italy.
Philanthropic Activities
We actively participate in philanthropic activities that support our local communities and provide an opportunity for dynamic team building. During 2023, we hosted eight volunteer initiatives sponsored by eight members of our executive management team, our employees were encouraged to use paid community service days to donate time and creative energy to these events as well as organizations that touch them personally and to give back to the environment and their communities. As a result, we experienced increased participation in both the utilization of our volunteer hours and activities.
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
Recruiting is a key element in our commitment to diversity, equity, inclusion, and justice. Our talent team focuses on attracting and recruiting a diverse workforce by partnering with organizations such as the STEM Like a Girl, New England Women in Energy and the Environment, Massachusetts Rehabilitation Commission, Recruit Military, Hiring Our Heroes, and the Society of Women Engineers (Portland, OR Chapter).
During the year ended December 31, 2023, our global workforce is made up of 23% female and 77% male. In addition, 33% of our executive management team are female and 21% of our managers are female.
Benefits with a Purpose
The health, safety, and well-being of our employees continues to be a top priority at Ameresco. In addition to competitive salaries, we are committed to regularly evaluating a competitive benefits portfolio, striving to provide resources to our employees that assist with work-life balance.
While employee healthcare costs and access to a wide variety of medical providers have always been at the top of our criteria list, we also continued to focus our 2023 benefit offerings on choice and specifically our mental health and well-being offerings. We wanted to ensure our employees have a variety of help and resources available, offered in platforms and services they felt comfortable using, should they need it.
In addition, we offered a comprehensive Employee Assistance Plan to all Ameresco employees and their family members should they need assistance with any life planning matters. Through several options of applications of corporate programs, we continued our partnership and memberships to Care.com, Gympass, and Headspace and Virgin Pulse mobile apps.
Career Advancement
Ameresco strives to implement creative ways for our employees to support career advancement. To facilitate our employees’ career development with a focus on retention, we have improved on the frequency of career path discussions, training, and succession planning. During 2023 we have improved upon our performance management process and rolled out a formal mentorship program pairing employees with mentors within our leadership team focusing on established goals and guidance with various skills.
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
For more information on our initiatives noted above, please see our 2023 Environmental, Social and Governance Report to be published in 2024 which will be available at www.ameresco.com.

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
As of December 31, 2023 and 2022, we had backlog of approximately $1.3 billion and $1.0 billion, respectively, in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $2.6 billion and $1.6 billion, respectively. As of December 31, 2023 and 2022, we had O&M backlog of approximately $1.2 billion. Our O&M backlog represents expected future revenues under signed, multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
Development, installation, and construction of our energy efficiency and renewable energy projects, and operation of our renewable energy projects, entails many risks, including:
•failure or delays in receiving components and equipment that meet our requirements,
•failure or delays in obtaining all necessary rights to land access and use,
•failure or delays in receiving quality performance of contractors and other third-party service providers,
•increases (including as a result of inflation) in the cost of labor, equipment, and commodities needed to construct or operate projects,
•failure or delays in obtaining permitting and addressing other regulatory issues, license revocation, and changes in legal requirements,
•failure or delays in obtaining other governmental support or approvals, or in overcoming objections from members of the public or adjoining landowners,
•shortages of equipment or skilled labor,
•unforeseen engineering problems,
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
Any of these factors could give rise to construction delays, costs in excess of our expectations or cause us not to meet commitments given to our customers. We have, for example, experienced disruptions in development, installation and construction as a result of continued supply chain and logistics challenges, facility closures, and we may continue to experience such disruptions. In addition, the impacts of climate change have caused us to experience more frequent and severe weather interferences which has impacted our construction timelines, and this trend may continue. Furthermore, while the passage of the IRA may increase the demand for our service and project offerings, it has also increased demand and cost for labor, equipment and commodities needed for our projects. These factors and events could prevent us from completing construction of our projects, cause defaults under our financing agreements or under contracts that require completion of project construction by a certain time, give rise to liquidated damages or penalties, cause projects to be unprofitable for us, or otherwise impair our business, financial condition, and operating results.
For example, our Turnkey Engineering, Procurement, Construction and Maintenance Agreement and the underlying purchase orders dated as of October 21, 2021 (the “SCE Agreement”) with SCE obligated us to achieve certain substantial completion milestone dates for the facilities no later than August 1, 2022, and for at least two years thereafter meet specified availability and capacity guarantees. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by the guaranteed completion date of August 1, 2022 and made force majeure claims related to such delays. We have been working with SCE to analyze the applicability of force majeure relief to the project delays and SCE has notified us that they intend to withhold liquidated damages for at least one of the three projects. If we fail to satisfy certain milestone obligations, fail come to an agreement with SCE or otherwise resolve matters related to substantial completion or related force majeure relief, or fail to meet the availability and capacity guarantees, we may be subject to liquidated damages and under certain circumstances SCE may have a right to terminate the agreement. This could have a material adverse effect on our reputation, business or results of operations.
A significant decline in the fiscal health of federal, state, provincial, and local governments could reduce demand for our energy efficiency and renewable energy projects.
Historically, including for the years ended December 31, 2023 and 2022, 72% and 46%, respectively, of our revenues have been derived from sales to federal, state, provincial, or local governmental entities, including public housing authorities, public universities, and municipal utilities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services, to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance.

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
We are at times required to spend significant sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built or financed. We will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory approval and prior to our final sale to a customer, if any. We have for example in the past commenced, and may in the future commence, development of certain projects, such as battery and solar projects, prior to having entered into final binding contracts with the customer or financing party.
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
Most of our revenues are derived under multi-year or long-term contracts with our customers, and our revenues are therefore dependent to a large extent on the creditworthiness of our customers. For example, some of our large projects are with subsidiaries of Hawaiian Electric Industries and the impact of the August 2023 wildfires on Hawaiian Electric Industries financial condition could have a negative impact on these projects and our financial condition and ability to complete such projects. During periods of economic downturn, our exposure to credit risks from our customers’ increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Our reliance on one or a few customers for a material portion of our revenue further exacerbates this risk. In the event of non-payment by one or more of our customers, our business, financial condition and operating results could be adversely affected.

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
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services at acceptable prices. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects. We, our subcontractors and other third parties have been impacted by the global supply chain delays and challenges. This has resulted in and may continue to result in delays in our ability to provide our services and complete our projects in a timely manner. In addition, some of the third parties we engage for our design, construction and operation projects operate internationally and our reliance on their products and services may be impacted by economic, political, and labor conditions in those regions as well as the uncertainty caused by the evolving relations between the United States and these regions, including China and the Middle East.
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
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects. For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the remainder of the 19-year performance period of the contract. Several provisions in that contract mitigate the price risk. In addition, although we typically structure our contracts so that our obligation to supply a customer with biogas, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties. Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.

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
Global trade challenges including supply chain delays continue to persist and have been exacerbated by global unrest and wars. These conditions may have long-lasting adverse impact on us and our industries. These conditions, combined with an increased demand for certain products needed for our business, such as lithium-ion battery cells and solar panels has created a shortfall of and increased costs for these products and has caused challenges and delays in our projects and may impact the profitability of our projects. We cannot predict the duration of these global challenges or their impact on our business. If we experience unfavorable global market conditions, our business, prospects, financial condition, and operating results may be harmed.
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
Extreme weather events and other natural disasters, particularly those exacerbated by climate change, could materially affect our ability to complete our projects and develop our assets.
Extreme weather-related incidents and other natural disasters, including wildfires, mudslides, hurricanes, and other storms, can interfere with our ability to complete our projects and develop our assets. Furthermore, such events can impact the operation of assets we own or have provided energy and other performance commitments for. These risks are increasing, as climate change has exacerbated some of the conditions that lead to these extreme weather events and natural disasters. Such an event can result in lost revenue and increased expense thereby having a negative effect on our financial condition and business operations.
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
We have been subject to and may in the future experience cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications. Such cyber and other security threats could compromise the assets we own and operate or data in our systems. In addition, cybersecurity incidents at our vendors, customers and partners may have similar negative impact on our business operations. For example, we engage third-party vendors who receive and store personal and sensitive information in connection with our operations, including our human resources functions such as background checks. We do not have control over or access to the IT infrastructure of these vendors. Our vendors have and may in the future experience network breaches and other cyberattacks. In such instances, we may not be able to fully investigate the incidents and may not be able to implement measures to defend such attacks. Furthermore, third-party vendors may not notify us of such incidents timely or at all, making it more difficult for us to identify and mitigate cybersecurity risks. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our assets, systems and data, there can be no assurance that our efforts will prevent these threats. Because the techniques used to obtain unauthorized access, to disable or degrade systems, and to generate cyberattacks change frequently, have become increasingly more sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely.
As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to protect against these attacks and to identify and remediate any security vulnerabilities. To the extent that any attacks, disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of information, or adversely impact the assets we own or operate, it could cause significant damage to our reputation, affect our relationships with our customers and employees, lead to claims against us and ultimately harm our business and operating results.
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
The small-scale renewable energy plants that we construct and own are subject to various operating risks that may cause them to generate less than expected amounts of processed biogas, electricity, or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, downtime to our plants such as biogas or biomass; or a faster than expected diminishment of such supply. For example, in 2022 we had to undertake some unscheduled maintenance at some of our RNG plants impacting the energy output from such plants. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we have in the past and, could in the future, incur material asset impairment charges if any of our renewable energy plants incur operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.

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
We may not be able to replace an expiring offtake agreement with a contract on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. If we are unable to replace an expiring offtake agreement with an acceptable new revenue contract, the affected site may temporarily or permanently cease operations, or we may be required to sell the power produced by the facility at wholesale prices which are exposed to market fluctuations and risks. In the case of a solar photovoltaic installation that ceases operations, the offtake agreement terms generally require that we remove the assets, including fixing or reimbursing the site owner for any damages caused by the assets or the removal of such assets. Alternatively, we may agree to sell the assets to the site owner, but the terms and conditions, including price, that we would receive in any sale, and the sale price may not be sufficient to replace the revenue previously generated by the small-scale renewable energy plant.

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
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our new acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired.
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
We generate a portion of our revenues from operations outside of the United States, mainly in Canada and Europe. International expansion is one of our growth strategies, and we expect our revenues and operations outside of the United States will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States, and that we may face only to a limited degree in Canada and Europe, including:
•building and managing a highly experienced foreign workforce and overseeing and ensuring the performance of foreign subcontractors,
•increased travel, infrastructure and legal and compliance costs associated with multiple international locations,
•additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment,
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States,
•increased exposure to foreign currency exchange rate risk,
•longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable,
•difficulties in repatriating overseas earnings,
•international and regional economic, political and labor conditions in the countries in which we operate; and
•political unrest, war, incidents of terrorism, pandemics, or responses to such events.
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
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and provide us with tax and other incentives that reduce our costs or increase our revenues. In addition, the U.S. government generally has not taken action to materially burden the international supply chain, which has been important to the development of renewable energy facilities at acceptable prices. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other things, the lack of a satisfactory market for the development and/or financing of renewable energy projects, or adversely impact our ability to complete projects for existing customers and obtain project commitments from new customers. If the U.S. Supreme Court restricts federal agencies’ ability to interpret vague or broad legislation this could also negatively impact the market for the projects and services we provide and our ability to finance them.
For example, recent guidance issued by the Treasury Department and the IRS specified certain types of RNG equipment that is ineligible for the ITC could negatively impact the profitability of our RNG business and our ability to finance our RNG projects. Additionally, import duties or other import restrictions could restrict the global supply of, and raise prices for, supplies needed for our business, such as polysilicon and solar products, batteries, and semiconductors. Such duties or restrictions could increase the overall cost of our product offerings and reduce our ability to offer competitive pricing in certain markets. For example, in August 2023, the U.S. Department of Commerce issued a final ruling in the Auxin Solar trade case that will lead to higher tariffs on certain imported solar products from Malaysia, Vietnam, Thailand, and Cambodia beginning in June 2024. Similarly, other changes in trade regulations or the enforcement of the Uyghur Forced Labor Prevention Act could increase demand and thereby increase prices for compliant products needed for project development. Failure to comply with trade restrictions and other governmental restrictions could subject us to fines and penalties. This could have a negative impact on our business and results of operation. Due to the uncertainty in the regulatory and legislative processes, we cannot determine the effect any such legislation and regulation may have on our products and operations.
A substantial portion of our earnings are derived from the sale of renewable energy certificates (“RECs”) and other environmental attributes, and our failure to be able to sell such attributes could materially adversely affect our business, financial condition and results of operation.
A substantial portion of our earnings are attributable to our sale of renewable energy certificates (“RECs”) and other environmental attributes generated by our energy assets. These attributes are used as compliance purposes for state-specific or U.S. federal policy. We own and operate solar PV installations which derive a significant portion of their revenues from the sale of solar renewable energy certificates (“SRECs”), which are produced as a result of generating electricity. The value of these SRECs is determined by the supply and demand of SRECs in the states in which the solar PV installations are installed. Supply is driven by the number of installations and demand is driven by state-specific laws relating to renewable portfolio standards.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency. The IRA contains extended and expanded clean energy tax credits such as the Investment Tax Credit (“ITC”), the Production Tax Credit (“PTC”), and created other financial incentives designed to promote the development of certain domestic clean energy projects. In order to receive the full value of such credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties. Uncertainty remains under the IRA on which types of projects are eligible for the tax credits and incentives and how projects can demonstrate compliance with the requirements, we may not receive full value of the tax credits and incentives, which could increase our income tax expense, reduce our net income and adversely impact the profitability of our projects or our ability to finance our projects. There is also uncertainly if IRA incentives may be reduced or repealed in the future, especially following the 2024 elections. In addition, the timing of when assets are placed in service has in the past and could in the future impact our tax rate. If we experience unexpected delays in this timing, we may not be able to take advantage of the ITC as expected. If we are not able to utilize the ITC as expected this could have an adverse effect of our financial results.
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
In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2020 through 2023 are subject to audit by federal, state, and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes and tax reserves, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
Furthermore, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above 20 billion euros. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
The design, construction, and operation of our energy efficiency and small-scale renewable energy projects require various governmental approvals and permits and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. We have over the past few years experienced longer lead times in the permitting process for projects and such delays have and may further impair or delay our ability to develop projects. Delays could also increase the cost so substantially that the projects are no longer attractive to us. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for a project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Further, the continued operations of our projects require continuous compliance with permit conditions. This compliance may require capital commitments or result in reduced operations. Any failure to procure, maintain and comply with necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.
In addition, the projects we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county, and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between a government agency and us or one of our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries are currently party to an IDIQ agreement with the U.S. Department of Energy expiring in 2028. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. If we are unable to maintain or renew our IDIQ qualification or similar federal or state qualification regimes, our business could be materially harmed.
Many of our small-scale renewable energy projects are, and other future projects may be, subject to or affected by U.S. federal energy regulation or other regulations that govern the operation, ownership, and sale of the facility, or the sale of electricity from the facility.
PUHCA and the FPA regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, most of our current small-scale renewable energy projects are small power “qualifying facilities” (facilities meeting statutory size, fuel, and filing requirements) that are exempt from regulations under PUHCA, most provisions of the FPA and state rate and financial regulation. Some of our renewable energy projects which are operating as exempt wholesale generators or operating under a special exemption from PUHCA are currently subject to rate regulation for wholesale power sales by the Federal Energy Regulatory Commission (“FERC”) under the FPA and must comply with certain FERC reporting requirements. Also, we may acquire interests in or develop additional generating projects that are not qualifying facilities. Non-qualifying facility projects would be fully subject to FERC corporate and rate regulation and would be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity, and ancillary services, which requires substantial disclosures to and discretionary approvals from FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at negotiated, or market-based, rates if FERC determines that we can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation. In addition, many public utilities (including any non-qualifying facility generator in which we may invest) are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to civil penalties or other risks.
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
Our business is affected by regulations and tariffs that govern the activities and rates of utilities. For example, utility companies are commonly allowed by regulatory authorities to charge fees to some business customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of taking advantage of our services and make them less desirable, thereby harming our business, financial condition, and operating results. Many of our current generating projects are operated as qualifying facilities. FERC regulations under the FPA confer upon these facilities’ key rights to interconnection with local utilities and can entitle qualifying facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these federal laws and regulations could increase our regulatory burdens and costs and could reduce our revenues. State regulatory agencies could award renewable energy certificates or credits that our electric generation facilities produce to our power purchasers, thereby reducing the power sales revenues we otherwise would earn. In addition, modifications to the pricing policies of utilities could require renewable energy systems to charge lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures.
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

Risks Related to our Indebtedness

Our senior credit facility, energy asset financing term loans and construction loans contain financial and operating restrictions that may limit our business activities and our access to credit, and they may not be sufficient to fund our capital needs and growth.
Provisions in our senior credit facility and term loan, project financing term loans and construction loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.
We have a $200 million revolving senior secured credit facility and $75 million term loan that mature March 2025 as well as a $220 million delayed draw term loan that matures April 15, 2024 (collectively, the “Senior Credit Facilities”). As of December 31, 2023, the balance of our Senior Credit Facilities was $279.9 million, $65.0 million of which was outstanding under the delayed draw term loan. These Senior Credit Facilities may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace them on acceptable terms, or at all. The Senior Credit Facilities are subject to quarter end ratio covenants, including a maximum ratio of total funded debt to EBITDA and a debt service coverage ratio (each as defined in the agreement and described in more detail in this Form 10-K) as well as certain other customary operational covenants. EBITDA for purposes of the facilities excludes the results of certain renewable energy projects that we own and which we finance in separate subsidiaries through project financing and the results of our joint ventures. In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants. Our failure to comply with the covenants under our project financing debt or our Senior Credit Facilities may result in the declaration of an event of default and cause us to be unable to borrow under our Senior Credit Facilities. In addition to preventing additional borrowings under these facilities, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under it or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs under our project financing debt or our Senior Credit Facilities, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements, including our Senior Credit Facilities, also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
If our subsidiaries default on their obligations under their debt instruments, we may need to make payments to lenders or to prevent foreclosure on the collateral securing the debt.
We typically set up subsidiaries to own and finance our renewable energy projects. These subsidiaries incur various types of debt which can be used to finance one or more projects. This debt is typically structured as non-recourse or limited recourse debt, which means it is repayable solely from the revenues from the projects financed by the debt and is secured by such projects’ physical assets, major contracts and cash accounts and a pledge of our equity interests in the subsidiaries involved in the projects. Although our subsidiary debt is typically non-recourse to Ameresco, if a subsidiary of ours defaults on such obligations, or if one project financed by a particular subsidiary’s indebtedness encounters difficulties or is terminated, then we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in some or all of the subsidiary’s assets. Furthermore, our $300 million construction and development loan, which we use to finance a number of our early stage development and construction projects, requires us, in the case of default under the facility, a default under our Senior Credit Facilities or a change in control of Ameresco, to make required capital contributions to the borrower entity who then would be required to use the proceeds from the capital contributions to repay the construction and development loan. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets or the requirement to make capital contributions under our construction and development loan could have a material adverse effect on our business, financial condition and operating results.

If we fail to comply with the obligation in our Senior Credit Facilities to use commercially reasonable efforts to raise a minimum of $100 million equity or subordinated debt financing, we could be in default under the Senor Credit Facilities or if the terms of such financing are not favorable to us our financial condition may be adversely impacted
Our Senior Credit Facilities require us to use commercially reasonable efforts (assuming normal market conditions) to raise a minimum of $100 million equity or subordinated debt financing by April 15, 2024. We are currently pursuing a subordinated debt financing but there are no assurances that we will be able to complete such financing on favorable terms or at all. If we fail to comply with the obligation, our lenders could declare that an event of default has occurred and accelerate our indebtedness and we may not have sufficient funds available for repayment.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock is volatile.
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations, some of which are beyond our control. During the year ended December 31, 2023, our Class A common stock has traded at a low of $18.40 and a high of $65.86. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. If the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or operating results. As a result of this volatility, you may not be able to sell your Class A common stock at or above the price you paid for it, and you may lose some or all of your investment. Additionally, although historically there has not been a large short position in our Class A common stock, securities of certain companies have recently experienced extreme and significant volatility as a result of a large aggregate short position driving up the stock price over a short period of time, which is known as a “short squeeze.” Furthermore, some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results, and financial condition.

Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to five votes per share. The lower voting power of our Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.
We have two classes of common stock: Class A common stock, which is listed on the NYSE, and which is entitled to one vote per share, and Class B common stock, which is not listed on any security exchange and is entitled to five votes per share. The difference in the voting power of our Class A and Class B common stock could diminish the market value of our Class A common stock because of the superior voting rights of our Class B common stock and the power those rights confer.

For the foreseeable future, Mr. Sakellaris or his affiliates will be able to control the selection of all members of our board of directors, as well as virtually every other matter that requires stockholder approval, which will severely limit the ability of other stockholders to influence corporate matters.
Except in certain limited circumstances required by applicable law, holders of Class A and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. Mr. Sakellaris, our founder, principal stockholder, president, and chief executive officer, and certain of his family members own all of our Class B common stock, which, together with their Class A common stock, represents approximately 74.5% of the combined voting power of our outstanding Class A and Class B common stock. Under our restated certificate of incorporation, holders of shares of Class B common stock may generally transfer those shares to family members, including spouses and descendants or the spouses of such descendants, as well as to affiliated entities, without having the shares automatically convert into shares of Class A common stock. Therefore, Mr. Sakellaris, his affiliates, and his family members and descendants will, for the foreseeable future, be able to control the outcome of the voting on virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as an acquisition of our company, even if they come to own, in the aggregate, as little as 20% of the economic interest of the outstanding shares of our Class A and Class B common stock. Moreover, these persons may take actions in their own interests that you or our other stockholders do not view as beneficial.

Though we may repurchase shares of our Class A common stock pursuant to our share repurchase program, we are not obligated to do so and if we do, we may purchase only a limited number of shares of Class A common stock.
In 2016, we announced a stock repurchase program under which the Company is authorized to repurchase, in the aggregate, up to $17.6 million of our Class A common stock. We are not obligated to acquire any shares of our Class A common stock, and holders of our Class A common stock should not rely on the share repurchase program to increase their liquidity. Our utilization of the share repurchase program depends upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, tax and other regulatory restrictions, alternative uses of capital, and market and economic conditions. Any stock repurchase would be through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws and regulatory limitations. We may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full number of shares authorized under the program, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Information Technology and Cybersecurity Risk Management
As is the case for all large companies, we are regularly subject to cyberattacks and other cyber incidents and, therefore, cybersecurity occupies a pivotal role within our risk management process. We adhere to a risk-based, multi-layered “defense in depth” approach that is dedicated to the identification, protection, detection, response, and recovery from cyber threats and incidents. We understand that a single technology, process, or business control cannot wholly prevent or mitigate all potential risks. Therefore, we employ a multitude of technologies, processes, and controls, each functioning independently but collectively forming a cohesive strategy aimed at minimizing risk. This strategy is evaluated through various means, such as frequent research and industry security briefings among our information technology group, internal and external audits, independent program assessments, control attestation reports, penetration testing, and other exercises that gauge its effectiveness. Threats and incidents connected with third party service providers are considered and managed under this process as well.
We engage external parties, including consultants, independent privacy assessors, computer security firms and risk management and governance experts, to enhance our cybersecurity oversight. For example, we have engaged an outside consulting firm with expertise in the field to help us assess our systems, monitor risk and implement best practices and to support the internal audit of our cyber security programs and we regularly consults with industry groups on emerging industry trends. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage. Our cybersecurity policies, standards and procedures include cyber and data breach response plans, which are periodically assessed against the National Institute of Standards and Technology Cybersecurity Framework.

We do not believe that there are currently any risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Cybersecurity Governance and Oversight
The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk. The Audit Committee receives and provides feedback on periodic updates from management regarding cybersecurity. Agendas for quarterly updates are developed and adjusted throughout the year to adapt to any emerging risks or key topics and include, a wide range of information, including the prevailing cybersecurity threat landscape, investments in infrastructure, trainings programs and opportunities for bolstering the security of our company's systems and the protection of our products and operations. The full Board of Directors receives regular reports from the Audit Committee and our management on our cyber security program and the emerging threat landscape.
We have a Senior Vice President of Information Technology whose team is responsible for leading company-wide cybersecurity strategy, policy, standards and processes and works across relevant units of Ameresco. Our Senior Vice President of Information Technology has more than thirty years of experience in cybersecurity and information technology and based on his long career with Ameresco he has a deep understanding of our information technology and business needs and the cyber security opportunities and risks we face.
In actioning our cyber security strategy, our management together with our Senior Vice President of Information Technology evaluate the materiality of any cybersecurity threats and incidents utilizing both qualitative and quantitative considerations. Our internal audit team also provides independent testing on aspects of the operations of our cybersecurity program and the supporting control framework.
Our cybersecurity program is designed to ensure the confidentiality, integrity, and availability of data and systems as well as to ensure timely identification of and response to any incidents. This design is geared toward supporting our business objectives and the needs of our valued customers, employees, and other stakeholders. We firmly believe that cybersecurity is a collective responsibility that extends to every employee, and we prioritize it as an ongoing objective. To increase our employees' awareness of cyber threats, we provide education and share best practices through a security awareness training program. This includes receiving regular exercises, cyber-event simulations, training programs and an annual attestation to our Technology Acceptable Use Policy.

See “A failure of our information technology (“IT”) and data security infrastructure or cyber or other security incidents, vulnerabilities or other deficiencies, could adversely impact our business, reputation or results of operation or could cause us to default under our contractual obligations.” in Item 1A, Risk Factors.
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 23,000 square feet under a lease expiring on June 30, 2025. We occupy regional offices in Phoenix, Arizona; Oak Brook, Illinois; Portland, Maine; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Renton, Washington, Richmond Hill, Ontario; London, England; and Milan, Italy each less than 20,000 square feet, under lease agreements. In addition, we lease space, typically of lesser size, for 49 field offices throughout North America and Europe. We also own 183 small-scale renewable energy plants throughout North America and two in Ireland, which are located on sites we own or lease, or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
As of February 23, 2024, and according to the records of our transfer agent, there were 11 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return attained by our Class A common shareholders with the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. The information presented assumes an investment of $100 on

December 31, 2018 and that all dividends were reinvested. The graph shows the value that each of these investments would have had at the end of each year.

	12/31/2018	12/31/2019	12/30/2020	12/30/2021	12/30/2022	12/31/2023
Ameresco, Inc.	$100.00	$124.11	$370.50	$577.59	$405.25	$224.61
Russell 2000 Index	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
NASDAQ Clean Edge Green Energy Index	$100.00	$142.67	$406.35	$395.62	$276.35	$248.97
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the year ended December 31, 2023. As of December 31, 2023, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.

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
We provide solutions primarily throughout the U.S., Canada, and Europe, and our revenues are derived principally from energy efficiency projects, which entail the design, engineering, and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and joint venture arrangements have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach. During 2022, we entered into joint venture arrangements in Greece and California and acquired an operating wind farm in Ireland. During 2023, we acquired Enerqos Energy Solutions S.r.l. (“Enerqos”) a renewable energy and energy efficiency company headquartered in Milan, Italy and entered into a joint venture agreement with Bristol City, U.K. to transform the way the city generates, distributes, stores and uses energy.
On August 4, 2023, we entered into a purchase and sale agreement to acquire an energy asset project and the ability to acquire 100% of the stock of Bright Canyon Energy Corporation (“BCE”) in a two-phased transaction, exclusive of each other. Phase 1, the purchase of the energy asset project, closed on August 4, 2023. In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in one of our consolidated joint ventures and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets.
Key Factors and Trends
The Inflation Reduction Act
The IRA was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations may change if there is a change in the U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded board authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.

Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, including the result of supply chain challenges, war in Ukraine and the Middle East, evolving relations between the U.S. and China, and other geopolitical tensions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including increases in costs for logistics and supply chains, intermittent supplier delays, and shortages of certain components needed for our business, such as lithium-ion battery cells, semiconductors, and other components required for our clean energy solutions may continue or become more pronounced.
During the year ended December 31, 2023, we were impacted by supply chain disruptions and varying levels of inflation, as a result macroeconomic conditions, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain projects, including those pursuant to the SCE Agreement, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the year ended December 31, 2023. We expect the trends of supply chain challenges to continue beyond this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
In August 2023, the U.S. Department of Commerce issued a final ruling in the Auxin Solar trade case related to solar tariff imports that will lead to higher tariffs on certain imported solar products from Malaysia, Vietnam, Thailand, and Cambodia beginning in June 2024. Similarly, other changes in trade regulations and the enforcement of the Uyghur Forced Labor Prevention Act, could disrupt the solar panel supply chain, increase the cost for solar cells and panels, and ultimately impact the demand for clean energy solutions. We are closely monitoring the investigation and any regulations issued in connection with it.

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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” and “Extreme weather events and other natural disasters, particularly those exacerbated by climate change, could materially affect our ability to complete our projects and develop our assets” in Item 1A, Risk Factors.
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. We have been working with SCE to analyze the applicability and scope of force majeure relief based on our force majeure claims. In February 2024, in response to us issuing an invoice to SCE for one of the sites, SCE notified us that they intend to withhold liquidated damages for that project. Our view is that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
We are working closely with SCE on the final steps toward substantial completion for two of the three projects. Construction activities and preparation for commissioning have begun for the third project, which was significantly impacted by the heavy rainfall in California in 2023. This last site is expected to reach substantial completion in the summer of 2024.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the year ended December 31, 2023, we granted 170,000 common stock options to certain employees and 66,247 restricted stock units to our employees and non-employee directors under our 2020 Stock Incentive Plan. Our stock-based compensation expense decreased from $15.0 million for the year ended December 31, 2022 to $10.3 million for the year ended December 31, 2023. Stock-based compensation decreased in 2023, primarily due to the reversal of previously recognized expense of approximately $5.1 million related to performance-based option grants as the estimated probability of such awards vesting was reduced to zero based on the expected attainment of certain performance targets due to revised results in 2023.
In addition, our unrecognized stock-based compensation expense decreased from $46.7 million at December 31, 2022 to $30.1 million at December 31, 2023, and is expected to be recognized over a weighted-average period of two years. See Note 14 “Stock-based Compensation and Other Employee Benefits” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of December 31,
(In Thousands)	2023	2022
Project Backlog (1)
Fully-contracted backlog	$1,323,742	$1,001,325
Awarded, not yet signed customer contracts	2,555,197	1,638,640
Total project backlog	$3,878,939	$2,639,965
12-month project backlog	$718,577	$595,020

(1) Project backlog net of minority interests

O&M Backlog
Fully-contracted backlog	$1,221,661	$1,231,120
12-month O&M backlog	$88,930	$89,520
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2,445.9 million as of December 31, 2023, including $89.8 million attributable to a non-controlling interest, and $1,625.7 million as of December 31, 2022. The portion related to spending for EaaS assets was approximately $399.8 million and $36.4 million at December 31, 2023 and 2022, respectively. These are also important metrics because they help us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income for the periods indicated (1):

	Year Ended December 31,
	2023		2022		Year-Over-Year Change
(In Thousands)	Dollar Amount	% of Revenues	Dollar Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,374,633	100.0%	$1,824,422	100.0%	$(449,789)	(24.7)%
Cost of revenues	1,128,204	82.1%	1,533,589	84.1%	(405,385)	(26.4)%
Gross profit	246,429	17.9%	290,833	15.9%	(44,404)	(15.3)%
Earnings from unconsolidated entities	1,758	0.1%	1,647	0.1%	111	6.7%
Selling, general and administrative expenses	162,138	11.8%	159,488	8.7%	2,650	1.7%
Asset impairments	3,831	0.3%	—	—%	3,831	100.0%
Operating income	82,218	6.0%	132,992	7.3%	(50,774)	(38.2)%
Other expenses, net	43,949	3.2%	27,273	1.5%	16,676	61.1%
Income before income taxes	38,269	2.8%	105,719	5.8%	(67,450)	(63.8)%
Income tax (benefit) provision	(25,635)	(1.9)%	7,170	0.4%	(32,805)	457.5%
Net income	$63,904	4.6%	$98,549	5.4%	$(34,645)	(35.2)%
Net income attributable to non-controlling interest and redeemable non-controlling interest	$(1,434)	(0.1)%	$(3,623)	(0.2)%	$(2,189)	(60.4)%
Net income attributable to common shareholders	$62,470	4.5%	$94,926	5.2%	$(32,456)	(34.2)%

(1) A comparison of our 2022 and 2021 results can be found in Item 7 of our 2022 Form 10-K filed with the SEC.
Our results of operations for the year-ended December 31, 2023 reflect a year-over-year decline in terms of revenues, operating income, and net income attributable to common shareholders. All financial result comparisons are against the prior year period.
•Revenue: total revenues decreased primarily due to a $480.0 million, or 32%, decrease in our project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage project.

•Cost of Revenues and Gross Profit: the decrease in cost of revenues is primarily due to the decrease in project revenues described above, however, our gross profit as a percent of revenues increased due to the lower revenue contribution from our lower margin, design-build SCE battery storage project.
•Selling, General and Administrative Expenses: the increase is primarily due to higher professional fees of $2.5 million, higher project development fees of $2.1 million, partially offset by lower net salaries and benefits of $4.6 million as a result of a decrease in non-cash stock-based compensation expense.
•Asset Impairments: This year includes impairment charges of $1.6 million recorded in 2023 related to two of our landfill gas to energy assets, and a goodwill impairment charge of $2.2 million related to one of our reporting units.
•Other Expenses, Net: Other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Other expenses, net increased primarily due to higher interest expenses, net of interest income of $9.7 million related to increased levels of project debt, a higher average balance on our senior secured debt facility, factoring fees in Italy of $5.8 million, and a decrease in government incentives received of $2.0 million.
•Income before Income Taxes: the decrease is due to reasons described above.
•Income Tax Expense (Benefit): the provision for income taxes is based on various rates set by federal, state, provincial, and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The effective tax rate was lower in 2023 as compared to 2022 primarily due to higher deductions under the Section 179D Energy Efficient Commercial Buildings Deduction for both 2023 under the IRA and for prior periods which were documented and claimed on amended tax returns during 2023, deferred state tax benefits resulting from reduced state tax rates in future periods. The tax benefit rate for 2022 was favorable, primarily due to increases in the benefits associated with energy efficiency tax incentives, including Section 48 Solar Investment Tax Credits, deductions associated with the Section 179D Commercial Buildings Energy Efficiency Tax Deduction, and compensation deductions resulting from employee stock option disqualifying dispositions.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for 2023 was $1.20, a decrease of $0.63 per share compared to 2022. Diluted earnings per share for 2023 was $1.17, a decrease of $0.61 per share, compared to 2022.
Business Segment Analysis
Our reportable segments for the year ended December 31, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels, and Europe. The remaining amounts are included in “All Other”. Europe was formerly included in “All Other” but was disaggregated due to growth in the segment in 2023. As a result, previously reported amounts have been reclassified for comparative purposes. See Note 20 “Business Segment Information” for additional information about our segments.
Revenues

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2023	2022	Dollar Change	% Change
U.S. Regions	$557,122	$1,123,343	$(566,221)	(50.4)%
U.S. Federal	402,884	391,891	10,993	2.8
Canada	70,110	58,558	11,552	19.7
Alternative Fuels	117,075	114,459	2,616	2.3
Europe	152,842	61,645	91,197	147.9
All Other	74,600	74,526	74	0.1
Total revenues	$1,374,633	$1,824,422	$(449,789)	(24.7)%
•U.S. Regions: the decrease is primarily due to a $584.1 million, or 56%, decrease in project revenues attributable to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including our SCE battery storage project, versus the prior year partially offset by a $13.1 million, or 28%, increase in revenue from the growth of our energy assets in operation.
•U.S. Federal: the increase is primarily due to a $8.4 million, or 3%, increase in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year and a $1.6 million, or 3%, increase in O&M revenue.
•Canada: the increase is primarily due to higher project revenues which were partially offset by unfavorable foreign exchange rates.

•Alternative Fuels: the increase is primarily due to a $2.3 million, or 2%, increase in energy asset revenues resulting from the continued growth of our operating portfolio, increased production levels and more favorable pricing on renewable identification numbers (“RIN’s”) generated from our renewable natural gas facilities.
•Europe: revenues increased year-over-year primarily due to higher project revenue of $85.1 million, or 158%, resulting from increased overall activity which included revenues of $52.2 million related to the acquisition of Enerqos earlier in 2023 and increased revenues in Greece of $28.3 million.
•All Other: All other revenues is consistent with the prior year.
Income before Income Taxes and Unallocated Corporate Activity

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2023	2022	Dollar Change	% Change
U.S. Regions	$38,746	$88,531	$(49,785)	(56.2)%
U.S. Federal	49,237	50,866	(1,629)	(3.2)
Canada	3,813	2,554	1,259	49.3
Alternative Fuels	6,215	22,989	(16,774)	(73.0)
Europe	4,188	5,589	(1,401)	(25.1)
All Other	4,442	6,370	(1,928)	(30.3)
Unallocated corporate activity	(68,372)	(71,180)	2,808	3.9
Income before income taxes	$38,269	$105,719	$(67,450)	(63.8)%
•U.S. Regions: the decrease is primarily due to the lower revenues described above, partially offset by lower salaries and benefit costs and lower project development costs.
•U.S. Federal: the decrease is due primarily to higher interest expense.
•Canada: the increase is primarily due to the increase in project revenues described above partially offset by higher project development costs.
•Alternative Fuels: the decrease is primarily due to higher direct costs related to unplanned downtime, higher interest expense, higher depreciation expense related to the timing of assets placed in operations and impairment charges recorded in 2023 related to two of our landfill gas to energy assets.
•Europe: the decrease is primarily due to factoring fees of $5.8 million, increased salaries and benefits, net, and depreciation and amortization as a result of the acquisition of Enerqos, partially offset by the increased revenues noted above.
•All Other: the decrease is primarily due to increased salaries and benefits, net.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the reportable segments. We do not allocate any indirect expenses to the segments. Corporate activity improved primarily due to lower net salaries and benefit costs of $4.7 million, related to a decrease in non-cash stock-based compensation expense, and higher interest income partially offset by higher interest expense of $3.2 million.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, energy project asset acquisitions and business acquisitions that we may fund from time to time

•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell transactions, tax equity transfers, and our general access to credit and equity markets, will be sufficient to fund our operations through at least February 2025. With the adjustments to the anticipated timeline for completing the SCE battery storage projects, we requested an additional extension to the maturity date for the remaining principal amount of the delayed draw term loan A under our senior secured credit facility, which is scheduled to mature April 15, 2024.
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
August 2023 Purchase and Sale Agreement
On August 4, 2023, we entered into a purchase and sale agreement to acquire an energy asset project and the right to acquire 100% of the stock of BCE in a two-phased transaction, exclusive of each other. Phase 1, the purchase of the energy asset project, closed on August 4, 2023 and did not constitute a business in accordance with ASC 805-50, Business Combinations.
The adjusted purchase price for phase 1 was $88.0 million, of which $5.0 million was paid in cash, $46.7 million was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36.3 million. We are in process of converting the construction loan to a term loan. We also received cash of $11.2 million. During the year ended December 31, 2023, we paid $18.4 million in principal on the seller’s note, the balance of which was paid in January 2024. We also agreed to sell back to the seller investment tax credits for the project acquired as part of this transaction for the fair market value of these credits and we received $21.0 million in January 2024 for the transfer of these credits. In addition, we assumed a land lease for the energy asset project. See Note 8 Leases for additional information on the lease.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in one of our consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for a purchase price of $39.1 million, of which $6.6 million was paid at the closing. The remaining $32.5 million was financed by a seller’s note accruing interest of 5.0% and is payable in August 2024. We may be required to make additional contingent payments for this acquisition based on certain projects achieving commercial operation and if the projects qualify for higher energy tax credits than expected.
Senior Secured Credit Facility — Revolver and Term Loans
During the year ended December 31, 2023, we entered into three amendments to our fifth amended and restated senior secured credit facility, which extended the maturity date of our delayed draw term loan A, resulted in $155.0 million paid for the year ended December 31, 2023, $10.0 million due and paid on January 31, 2024 and February 14, 2024, and $10.0 million due on March 31, 2024. The remaining principal amount of our delayed draw term loan is $35.0 million which is due on April 15, 2024. The overall rate table for all loans under the current agreement was also increased by 0.25%. The amendment increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 3.75 for the quarter ending December 31, 2023, and 3.50 thereafter.
As of December 31, 2023, the balance on the senior secured credit facility was $279.9 million and we had funds available of $37.5 million.
After the end of the year, we announced that we had engaged an investment bank to raise subordinated debt as required by the December 2023 amendment to our senior secured credit facility. The debt raise, if successful, would be used to repay outstanding amounts on the senior secured credit facility.

Energy Asset Financing
Energy Asset Construction Facilities, Financing Facilities, and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc., except to the extent of completion guarantees and EPC contracts and certain equity contribution obligations under our August 2023 Construction Credit Facility as described in more detail below.
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
Material energy asset construction and term loan financings during the year ended December 31, 2023 were as follows:
•March 2023 Construction Credit Facility, 2.00% - we entered into a credit agreement for a construction facility with a total commitment of CAD$100.0 million and as of December 31, 2023, no funds were drawn under this facility.
•April 2023 Construction Credit Facility, 6.82%, due July 1, 2024 - one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140.8 million under an energy asset credit facility. At the closing, the JV drew down $90.9 million for construction of an energy asset and subsequently drew down an additional $43.5 million. The loan will be repaid after the energy asset project achieves provisional acceptance, through a sale-leaseback financing under lease agreements entered into between the same parties, as part of the closing documents. We acquired the remaining interest in this JV in January 2024 when we closed on the acquisition of BCE.
•August 2023 Construction Credit Facility, 9.34%, due August 31, 2026 - we entered into a construction and development loan agreement which provides a loan in a principal amount of up to $300.0 million. At the closing, we drew down $200.0 million under this facility, of which approximately $187.0 million was used to reimburse Ameresco for development and construction costs. Subsequent to closing, we drew down an additional $78.9 million. The loan contains a one-year extension option that can be exercised if certain circumstances are met, including payment of a $3.0 million extension fee. The obligations under the loan are guaranteed by all the related subsidiaries and are secured by the subsidiaries’ assets as well as our equity interest in the borrower entity and in the case of default under the facility, a default under our Senior Secured Credit Facility or a change in control of Ameresco, Inc., we are required to make capital contributions to the borrower entity who then would be required to use the proceeds from the capital contributions to repay the construction and development loan.
•October 2022 Financing Facility, 6.70%, due August 31, 2039 - during 2023, we entered into an amendment and an amended and restated loan agreement that increased the original commitment of $125.0 million to $500.0 million, increased the interest rate to 6.70% and changed the maturity date to August 31, 2039. The loan also provides for a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.51% internal rate of return (“IRR”) on funds borrowed under the facility, or the facility discharge date which was extended to August 31, 2049. During 2023, we drew down a total of $276.7 million under this facility.
As of December 31, 2023, our total construction and term loans outstanding was $1.0 billion. See Note 9 “Debt and Financing Lease Liabilities” for additional information about these loans.
Sale-leasebacks and Financing Leases
We have entered into sale-leaseback arrangements for solar PV energy assets with multiple investors and in accordance with Topic 842, Leases, all sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities.
As of December 31, 2023, our total sale-leasebacks classified as long-term financing facilities outstanding was $185.7 million.
As of December 31, 2023, our total financing leases outstanding was $13.9 million. These are our sale-leaseback arrangements entered into as of December 31, 2018 which remain under the previous guidance.

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
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $533.1 million in principal amounts as of December 31, 2023 and $478.5 million as of December 31, 2022. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $154.3 million during the year ended December 31, 2023 and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $260.4 million during the year ended December 31, 2023. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheets as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements in this Report.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Selected Measures of Liquidity and Capital Resources

	December 31,
(In Thousands)	2023	2022
Cash and cash equivalents	$79,271	$115,534
Working capital	$227,000	$189,283
Availability under revolving credit facility	$37,489	$345
Cash Flows
The following table summarizes our changes in cash, cash equivalents, and restricted cash:

	Year Ended December 31,
(In Thousands)	2023	2022
Cash flows used in operating activities	$(69,991)	$(338,288)
Cash flows used in investing activities	(566,943)	(328,358)
Cash flows provided by financing activities	640,803	730,227
Effect of exchange rate changes on cash	(81)	(747)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,788	$62,834
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

Cash Flows from Operating Activities
Our cash flow from operating activities in 2023 improved over 2022 primarily due to a $259.4 million and $49.2 million increase in cash flows from unbilled revenue (costs and estimated earnings in excess of billings) and accounts receivable, respectively, due to the timing of when certain projects are invoiced, including our SCE battery storage project, partially offset by a decrease of $34.6 million in net income.
Cash Flows from Investing Activities
During 2023, we made capital investments of $538.4 million in new energy assets and $7.6 million in major maintenance of energy assets, compared to $304.6 million and $18.0 million, respectively, in 2022. This year we paid $9.2 million, net of cash received, for an acquisition and also contributed $6.0 million to joint venture investments.
We currently plan to invest approximately $350.0 million to $400.0 million in capital investments in 2024, principally for the construction or acquisition of new renewable energy plants.
Cash Flows from Financing Activities
Our primary sources of financing during 2023 were proceeds of $843.5 million from long-term debt financings and construction revolvers, $168.9 million from advances on Federal ESPC projects and energy assets, partially offset by repayments of long-term debt totaling $303.1 million, net payments on our senior secured revolving credit facility of $43.0 million, and distributions to non-controlling interests of $21.8 million.
During 2022, we received net proceeds of $468.5 million from long-term debt financings, $252.7 million from advances on Federal ESPC projects and energy assets, partially offset by repayments of long-term debt totaling $161.9 million.
We currently plan additional financings of $300.0 million to $350.0 million in 2024 to fund the construction or acquisition of new renewable energy plants as discussed above.
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
Impairment Assessments
We evaluate our long-lived assets, including goodwill and intangible assets, for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable, and at least annually (fourth quarter) for goodwill and intangible assets that have indefinite lives. In 2023, we changed the assessment date from December 31, 2023 to October 31, 2023. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends.
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
Based on our assessment during the year ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 net of tax and was primarily driven by a decline in projected cash flows, including revenues and profitability. One reporting unit with goodwill had an estimated fair value that exceeded its carrying value by 16%. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 65% as of December 31, 2023.
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
Interest Rate Risk
We had cash and cash equivalents totaling $79.3 million as of December 31, 2023 and $115.5 million as of December 31, 2022. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenues, expenses, assets, and liabilities that are denominated in foreign currencies, principally the Canadian dollar, GBP, and Euro. Also, a significant number of employees are located in Canada and Europe, and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the United Kingdom. The Euro has been designated as the functional currency for our operations in Europe. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian, United Kingdom, and European subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of these subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2023, due to the weakening of the Canadian dollar and GBP versus the U.S. dollar, our foreign currency translation resulted in a gain of $1.6 million which we recorded as an increase in accumulated other comprehensive income, compared to a loss of $3.4 million for the year ended December 31, 2022. As a consequence, gross profit, operating results, profitability, and cash flows are impacted by relative changes in the value of the Canadian dollar and GBP. We have not repatriated earnings from our foreign subsidiaries but have elected to invest in new business opportunities there. See Note 10, “Income Taxes” to our consolidated financial statements in this Report. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	43
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	46
Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	48
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	49
Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	50
Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022, and December 31, 2021	51
Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ameresco, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in redeemable non-controlling interests and stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Goodwill Impairment
As described in Notes 2 and 5 to the financial statements, management tests the Company’s goodwill, which had a balance of $75.6 million as of December 31, 2023, for impairment, at the reporting unit level, at October 31 of each fiscal year, or more frequently if events or changes in circumstances indicate the asset might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach, using a peer-based guideline company method based on the average of published multiples of earnings of comparable entities with similar operations and economic characteristics. During the year ended December 31, 2023, the Company recorded a goodwill impairment of $2,222 at one reporting unit.
We identified the annual goodwill impairment assessment for the Company’s reporting unit where impairment was identified as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the reporting unit, including management’s forecasts of revenue and expense growth rates, management’s selection of the discount rate for the income approach and management’s estimates of the multiples of earnings of comparable entities with similar operations and economic characteristics for the market approach. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the goodwill impairment assessment.
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
•We evaluated the reasonableness of management’s forecasts of revenue and expense growth rates by comparing the projections to historical results and testing certain contracts contributing to the revenue forecast.
•We tested the underlying data used by management in their development of forecasts of revenue and expense growth rates for accuracy and completeness by agreeing it to source data.
•We utilized valuation specialists to assist in the following procedures, among others:
◦Evaluating the reasonableness of the discount rate and multiples of earnings by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Developing a market participant discount rate using publicly available market data and comparing that discount rate to the discount rate selected by management.
◦Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.
Revenue from Contracts with Customers – Project Revenue
As described in Notes 2 and 3 to the financial statements, the Company’s projects line of business, which relates to the construction of energy efficiency projects, including the design, engineering and installation of technologies and techniques to improve energy efficiency and control the operation of a building’s energy-and-water-consuming systems, recognized revenue of $1.37 billion during the year ended December 31, 2023. Typically, the Company provides a service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The Company’s project revenues are generated from long-term contracts whereby revenue is recognized over time using the cost-based input method. The Company uses total costs incurred on the project relative to the total expected costs to estimate progression towards the satisfaction of the performance obligation.
Estimating the amount of project revenue to record from the Company’s long-term contracts requires management’s judgment in estimating final construction contract profits, which are driven by the total estimated consideration payable by the customer and total estimated contract costs. The Company estimates the total consideration payable by the customer when the contracts contain variable consideration provisions, which can include liquidated damages and/or penalties, based on the most likely amount anticipated to be recognized for transferring the promised goods or services. As a result, the Company may constrain revenue to the extent that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Anticipated contract costs can be incurred over several years and are largely determined based on negotiated or estimated purchase contract terms and consider factors such as historical performance, estimated subcontractor costs and contingency costs.
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
•We selected a sample of project contracts and evaluated the estimates of total costs for each of the project contracts by:
◦Testing the initial project budget by the development of an independent margin expectation for the projects combined with inquiry with the project management team and/or comparing selected items from the underlying budget to the source information used to develop the project budget.
◦Evaluating management’s judgments related to the Company’s ability to achieve the estimates of final construction contract profit as well as achievement on project timelines by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s internal budgets and contract terms.
◦Confirmation of project progression with customers, including identification of any delays in project timeline.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
February 29, 2024

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (1)	$79,271	$115,534
Restricted cash (1)	62,311	20,782
Accounts receivable, net (1)	153,362	174,009
Accounts receivable retainage	33,826	38,057
Costs and estimated earnings in excess of billings (1)	636,163	576,363
Inventory, net	13,637	14,218
Prepaid expenses and other current assets (1)	123,391	38,617
Income tax receivable	5,775	7,746
Project development costs, net	20,735	16,025
Total current assets (1)	1,128,471	1,001,351
Federal ESPC receivable	609,265	509,507
Property and equipment, net (1)	17,395	15,707
Energy assets, net (1)	1,689,424	1,181,525
Goodwill, net	75,587	70,633
Intangible assets, net	6,808	4,693
Operating lease assets (1)	58,586	38,224
Restricted cash, non-current portion	12,094	13,572
Deferred income tax assets, net	26,411	3,045
Other assets (1)	89,735	38,564
Total assets (1)	$3,713,776	$2,876,821
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net of unamortized discount (1)	$322,247	$331,479
Accounts payable (1)	402,752	349,126
Accrued expenses and other current liabilities (1)	108,831	89,166
Current portion of operating lease liabilities (1)	13,569	5,829
Billings in excess of cost and estimated earnings	52,903	34,796
Income taxes payable	1,169	1,672
Total current liabilities (1)	901,471	812,068
Long-term debt and financing lease liabilities, net of current portion, unamortized discount, and debt issuance costs (1)	1,170,075	568,635
Federal ESPC liabilities	533,054	478,497
Deferred income tax liabilities, net	4,479	9,181
Deferred grant income	6,974	7,590
Long-term operating lease liabilities, net of current portion (1)	42,258	31,703
Other liabilities (1)	82,714	49,493
Commitments and contingencies (Note 15)
Redeemable non-controlling interests, net	46,865	46,623
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) of $312,701 as of December 31, 2023 and $213,913 as of December 31, 2022. Includes liabilities of consolidated VIEs of $199,063 as of December 31, 2023 and $50,729 as of December 31, 2022. See Note 11.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Continued)

	December 31,
	2023	2022
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,378,990 shares issued and 34,277,195 shares outstanding at December 31, 2023, 36,050,157 shares issued and 33,948,362 shares outstanding at December 31, 2022	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2023 and 2022	2	2
Additional paid-in capital	320,892	306,314
Retained earnings	595,911	533,549
Accumulated other comprehensive loss, net	(3,045)	(4,051)
Treasury stock, at cost, 2,101,795 shares at December 31, 2023 and 2022	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	901,975	824,029
Non-controlling interests	23,911	49,002
Total stockholders’ equity	925,886	873,031
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$3,713,776	$2,876,821

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,374,633	$1,824,422	$1,215,697
Cost of revenues	1,128,204	1,533,589	985,340
Gross profit	246,429	290,833	230,357
Earnings (loss) from unconsolidated entities	1,758	1,647	(118)
Selling, general and administrative expenses	162,138	159,488	132,904
Asset impairments	3,831	—	1,901
Operating income	82,218	132,992	95,434
Other expenses, net	43,949	27,273	17,290
Income before income taxes	38,269	105,719	78,144
Income tax (benefit) provision	(25,635)	7,170	(2,047)
Net income	63,904	98,549	80,191
Net income attributable to non-controlling interest and redeemable non-controlling interest	(1,434)	(3,623)	(9,733)
Net income attributable to common shareholders	$62,470	$94,926	$70,458
Net income per share attributable to common shareholders:
Basic	$1.20	$1.83	$1.38
Diluted	$1.17	$1.78	$1.35
Weighted average common shares outstanding:
Basic	52,140	51,841	50,855
Diluted	53,228	53,278	52,268
`
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$63,904	$98,549	$80,191
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax effect of $(190), $2,039, and $662, respectively	(538)	6,017	2,793
Foreign currency translation adjustment	1,574	(3,401)	(170)
Total other comprehensive income	1,036	2,616	2,623
Comprehensive income	64,940	101,165	82,814
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(1,434)	(3,623)	(9,733)
Foreign currency translation adjustments	$(30)	$—	$—
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	$(1,464)	$(3,623)	$(9,733)
Comprehensive income attributable to common shareholders	$63,476	$97,542	$73,081

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling Interest (“NCI”)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2020	$38,850	30,224,654	$3	18,000,000	$2	145,496	$368,390	2,101,795	$(11,788)	$(9,290)	$—	$492,813
Equity offering of common stock, net of offering costs of $6,416	—	2,875,000	—	—	—	120,084	—	—	—	—	—	120,084
Exercise of stock options	—	587,775	—	—	—	5,563	—	—	—	—	—	5,563
Stock-based compensation expense	—	—	—	—	—	8,716	—	—	—	—	—	8,716
Employee stock purchase plan	—	28,880	—	—	—	1,364	—	—	—	—	—	1,364
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	2,793	—	2,793
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(170)	—	(170)
Contributions from RNCI, net of tax equity financing fees	2,251	—	—	—	—	—	—	—	—	—	—	—
Distributions to RNCI	(1,009)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	116	—	—	—	—	—	(116)	—	—	—	—	(116)
Investment fund call option exercise	(3,759)	—	—	—	—	2,759	—	—	—	—	—	2,759
Net income	9,733	—	—	—	—	—	70,458	—	—	—	—	70,458
Balance, December 31, 2021	46,182	33,716,309	3	18,000,000	2	283,982	438,732	2,101,795	(11,788)	(6,667)	—	704,264
Exercise of stock options	—	195,888	—	—	—	3,954	—	—	—	—	—	3,954
Stock-based compensation expense	—	—	—	—	—	15,046	—	—	—	—	—	15,046
Employee stock purchase plan	—	36,165	—	—	—	2,009	—	—	—	—	—	2,009
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	6,017	—	6,017
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,401)	—	(3,401)
Distributions to RNCI	(1,039)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	109	—	—	—	—	—	(109)	—	—	—	—	(109)
Investment fund call option exercise	(2,162)	—	—	—	—	1,323	—	—	—	—	—	1,323
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	48,912	48,912
Net income	3,533	—	—	—	—	—	94,926	—	—	—	90	95,016
Balance, December 31, 2022	46,623	33,948,362	3	18,000,000	2	306,314	533,549	2,101,795	(11,788)	(4,051)	49,002	873,031
Exercise of stock options	—	246,250	—	—	—	2,438	—	—	—	—	—	2,438
Stock-based compensation expense	—	—	—	—	—	10,318	—	—	—	—	—	10,318
Employee stock purchase plan	—	60,003	—	—	—	2,017	—	—	—	—	—	2,017
Restricted stock units released	—	22,580	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(538)	—	(538)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,544	30	1,574
Distributions to RNCI	(632)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	108	—	—	—	—	—	(108)	—	—	—	—	(108)
Adjustment to investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	4,203	4,203
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(30,187)	(30,187)
Net income	571	—	—	—	—	—	62,470	—	—	—	863	63,333
Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	2,101,795	$(11,788)	$(3,045)	$23,911	$925,886
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$63,904	$98,549	$80,191
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	59,390	49,755	43,113
Depreciation of property and equipment	4,155	2,665	3,143
Amortization of debt discount and debt issuance costs	4,201	4,211	2,849
Amortization of intangible assets	2,366	1,858	321
Net increase in fair value of contingent consideration	347	1,614	—
Accretion of ARO liabilities	258	146	123
Impairment of goodwill	2,222	—	—
Provision (recoveries of) for bad debts	356	(382)	187
Impairment of long-lived assets / loss on write-off	1,710	937	1,901
In-kind lease expenses, net	(3,164)	—	—
Gain on sale of equity investments	—	—	(575)
(Earnings) loss from unconsolidated entities	(1,758)	(1,647)	118
Net (gain) loss from derivatives	(1,108)	(212)	240
Stock-based compensation expense	10,318	15,046	8,716
Deferred income taxes, net	(27,602)	3,918	(4,760)
Unrealized foreign exchange (gain) loss	(368)	(123)	142
Changes in operating assets and liabilities:
Accounts receivable	52,647	3,477	(15,953)
Accounts receivable retainage	4,337	4,716	(12,882)
Federal ESPC receivable	(260,378)	(259,499)	(249,728)
Inventory, net	581	(5,411)	(232)
Costs and estimated earnings in excess of billings	(13,211)	(272,629)	(113,192)
Prepaid expenses and other current assets	(41,125)	(3,182)	1,770
Project development costs	(5,486)	(685)	1,949
Other assets	(6,896)	(11,327)	(1,870)
Accounts payable, accrued expenses, and other current liabilities	53,238	36,155	83,473
Billings in excess of cost and estimated earnings	26,202	449	(693)
Other liabilities	3,559	(5,074)	(5,036)
Income taxes receivable (payable), net	1,314	(1,613)	4,389
Cash flows from operating activities	(69,991)	(338,288)	(172,296)
Cash flows from investing activities:
Purchases of property and equipment	(5,713)	(5,296)	(4,896)
Capital investment in energy assets	(538,418)	(304,596)	(170,277)
Capital investment in major maintenance of energy assets	(7,636)	(18,007)	(8,602)
Grant award proceeds for energy assets	—	—	774
Proceeds from sale of equity investment	—	—	1,672
Acquisitions, net of cash received	(9,182)	—	(14,928)
Contributions to equity and other investments	(5,429)	—	(9,000)
Loans to joint venture investments	(565)	(459)	—
Cash flows from investing activities	(566,943)	(328,358)	(205,257)

See accompanying notes to consolidated financial statements.
AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2023	2022	2021

Cash flows from financing activities:
Proceeds from equity offering, net of offering costs	$—	$—	$120,084
Payments of debt discount and debt issuance costs	(9,315)	(3,695)	(2,919)
Proceeds from exercises of options and ESPP	4,455	5,963	6,927
Payment of contingent consideration	(1,866)	—	—
(Payments on) proceeds from senior secured revolving credit facility, net	(43,000)	137,900	(8,073)
Proceeds from long-term debt financings	843,498	468,476	185,994
Proceeds from Federal ESPC projects	154,338	238,360	159,216
Net proceeds from energy asset receivable financing arrangements	14,512	14,341	2,033
Investment fund call option exercise	—	(839)	(1,000)
Contributions from non-controlling interest	3,738	32,706	—
Distributions to non-controlling interest	(21,842)	—	—
(Distributions to) proceeds from redeemable non-controlling interests, net	(658)	(1,128)	1,399
Payments on long-term debt and financing leases	(303,057)	(161,857)	(98,200)
Cash flows from financing activities	640,803	730,227	365,461
Effect of exchange rate changes on cash	(81)	(747)	309
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,788	62,834	(11,783)
Cash, cash equivalents, and restricted cash, beginning of year	149,888	87,054	98,837
Cash, cash equivalents, and restricted cash, end of year	$153,676	$149,888	$87,054

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,251	$32,954	$18,782
Cash paid for income taxes	$3,834	$7,278	$2,670
Non-cash Federal ESPC settlement	$99,164	$293,427	$67,286
Accrued purchases of energy assets	$78,382	$88,793	$37,064
Non-cash contributions from non-controlling interest	$464	$16,206	$—
Non-cash financing for energy asset project acquisition	$82,964	$—	$—
Non-cash portion of investment fund call option exercise	$—	$1,323	$2,759

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco”, “we,” “our,” or “us”) was organized as a Delaware corporation on April 25, 2000. We are a leading cleantech integrator and renewable energy asset developer, owner and operator. Our comprehensive portfolio includes energy efficiency, infrastructure upgrades, asset sustainability, and renewable energy solutions delivered to clients throughout North America and Europe. We provide solutions, both services and products, which enable our customers to reduce their energy consumption, lower their operating and maintenance costs and realize environmental benefits. Our comprehensive set of solutions includes upgrades to a facility’s energy infrastructure and the development, construction, and operation of distributed energy resources. We also sell certain solar photovoltaic (“solar PV”) equipment worldwide and operate in the United States, Canada and Europe. We have successfully completed energy saving, environmentally responsible projects with Federal, state and local governments, healthcare and educational institutions, housing authorities, and commercial and industrial customers.
We are compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies), 2) the sale of energy from our energy assets, and 3) direct payment for solar PV equipment and systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, our subsidiaries, certain contracts in which we have a controlling financial interest and three investment funds formed to fund the purchase and operation of solar energy systems, which are consolidated with Ameresco as variable interest entities (“VIEs”). We use a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, we have determined that we are the primary beneficiary in a majority of our operational VIEs. When we have determined we are the primary beneficiary, we evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive income, net, within stockholders’ equity. We prepare our consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification and Rounding
Certain prior period amounts were reclassified to conform to the presentation in the current period. We round amounts in the consolidated financial statements to thousands and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in circumstances could cause actual results to differ materially from those estimates. The estimates and assumptions used in these consolidated financial statements relate to management’s estimates of final construction contract profit in accordance with accounting for long-term contracts, allowance for credit losses, realization of project development costs, leases, fair value of derivative financial instruments, accounting for business acquisitions, stock-based awards, impairment of goodwill and long-lived assets, income taxes, and potential liability in conjunction with contingent consideration.
Self-insured Health Insurance
We are self-insured for employee health insurance and the maximum exposure in fiscal year 2023 under the plan was $200 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in our consolidated balance sheets in accrued

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accrual for this liability could be different than our ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
Significant Risks and Uncertainties
Global factors have continued to result in global supply chain disruptions, certain governmental travel and other restrictions, and inflationary pressures.
We have considered the impact of general global economic conditions on the assumptions and estimates used, which may change in response to this evolving situation. Results of future operations and liquidity could be adversely impacted by a number of factors including supply chain disruptions, varying levels of inflation, payments of outstanding receivable amounts beyond normal payment terms, workforce disruptions, and uncertain demand. As of the date of issuance of these consolidated financial statements, we cannot reasonably estimate the extent to which macroeconomic conditions may impact our financial condition, liquidity, or results of operations in the foreseeable future. The ultimate impact of the general global economic conditions on our business is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time.
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Our methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and our forecasts. Due to the short-term nature of our receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of our customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of our assessment, we also considered the current and expected future economic and market conditions due to global factors and determined that the estimate of credit losses was not significantly impacted as of December 31, 2023 and 2022.
Changes in the allowance for credit losses was as follows:

	Year Ended December 31,
	2023	2022	2021
Allowance for credit loss, beginning of period	$911	$2,263	$2,266
Charges to (recoveries of) costs and expenses, net	356	(382)	187
Account write-offs and other	(364)	(970)	(190)
Allowance for credit loss, end of period	$903	$911	$2,263

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. We classify retainages that are expected to be billed in the next twelve months as current assets. As of December 31, 2023 and 2022, no amounts were determined to be uncollectible.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.
Prepaid expenses and other current assets comprised of the following:

	Year Ended December 31,
	2023	2022
Other receivables	$74,454	$16,877
Deferred project costs	38,240	13,556
Prepaid expenses	10,697	8,184
Prepaid expenses and other current assets	$123,391	$38,617
Other Receivables
Ameresco’s wholly-owned subsidiary in Italy entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions on a non-recourse basis. These transactions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and result in a reduction in accounts receivable because the agreements transfer effective control over the receivables, and related risk, to the buyers. Our Italian subsidiary does not retain any interest in the underlying accounts receivable once sold. Trade accounts receivables balances sold are removed from the consolidated balance sheets, and cash received is reflected in operating activities in the consolidated statements of cash flows. Other receivables sold without recourse total $39,923 at December 31, 2023 and are included in other receivables in the table above. Factoring fees during the twelve months ended December 31, 2023 were $5,844 and are included in other expense, net in the consolidated statements of income. See Note 17. Other Expenses, Net.
Other receivables also include $20,970 which represents the fair value of the portion of investment tax credits that we are contractually required to transfer, which is related to the project we acquired on August 4, 2023. See the Government Grants paragraph below and Note 7. Energy Assets, Net for additional details.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified to energy assets once a change order or other contract resolution is finalized.
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
Property and Equipment
Property and equipment consist primarily of office and computer equipment and is recorded at cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance, and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

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
Routine maintenance costs are expensed as incurred in our consolidated statements of income to the extent that they do not extend the life of the asset. Major maintenance includes upgrades and the refurbishment or replacing of components that are integral to the energy assets operating. In these instances, the costs associated with major maintenance are capitalized and are depreciated over the shorter of the remaining life of the asset or the period up to the next required major maintenance.
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
We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
the carrying value exceeds the fair value of the asset group. Impairment losses are reflected in selling, general, and administrative expenses in the consolidated statements of income. See Note 7. for disclosure on our long-lived asset impairment during the year ended December 31, 2023.
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
We received grant proceeds from the Canadian government in connection with the construction of our energy assets in Canada during the years ended December 31, 2019 and 2020. We have a contribution agreement in place with Natural Resources Canada to fund 50% of the construction costs on a specific pilot project in Ontario. Cash proceeds are recorded as a deferred grant liability. Following commercial operation, the grant is subject to repayment to the government for a five-year period.
Deferred grant income of $6,974 and $7,590 in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively, represents the benefit of the basis difference to be amortized to depreciation expense over the life of the related property.
Non-refundable Transferable Credits Policy Elections
We elect to apply government grant accounting, outside of income taxes, to the portion of the transferable Investment Tax Credit (“ITC”) that we intend to sell. We have an existing policy to account for government grants by analogy to International Accounting Standard (“IAS”) 20 and shall present the credit as a reduction in the cost of the related energy asset and shall measure the grant of the nonmonetary asset at fair value. Based on these policy elections, the benefit of the grant in the amount of $20,970 will be recognized in profit or loss as a reduction to depreciation expense over the life of the energy asset.
We elect to account for credits we intend to use to offset our tax liability under Topic 740. For the initial recognition of the ITC that was not sold in the amount of $8,618, we recognized a deferred tax asset for an allowable carryforward as we benefited in the year the credit was generated. Possible limitations on the carryforward were considered and it was determined that no valuation allowance was required. We also utilized the flow-through method regarding the presentation in the consolidated statements of income, which resulted in a reduction in the income tax provision.
Acquisitions
For acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting in accordance with ASC 805, Business Combinations, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition. Any excess of the consideration we transferred over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. Intangible assets, if identified, are also recorded.
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
In October 2021, the Financial Standards Accounting Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for our fiscal year beginning after December 15, 2022, however, early adoption is permitted. We early adopted this new accounting standard as of January 1, 2021 and applied it to our December 2021 acquisition discussed in Note 4.
In accordance with ASC 805, Business Combinations, our solar project acquisitions do not constitute a business as the assets acquired in each case could be considered a single asset or group of similar assets that made up substantially all of the fair market value of the acquisitions. See Note 7 for information on solar projects we have purchased or are under definitive agreement to purchase.
Goodwill
As noted in the Acquisitions section above, our goodwill is derived when we acquire another business. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually during the fourth quarter and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In 2023, we changed the assessment date from December 31, 2023 to October 31, 2023.
We estimate the fair value of our reporting units and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of the reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the consolidated statements of income. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. See Note 5 for discussion about our goodwill impairment during the year ended December 31, 2023.
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
Other Assets
Other assets consist primarily of notes and contracts receivable due to Ameresco from various customers and also includes the fair value of derivatives determined to be assets, investments in unconsolidated joint ventures, the non-current portions of project development costs, accounts receivable retainages, sale-leaseback deferred loss, deferred contract costs, and assets held for sale. For additional information about assets held for sale, please see Note 21.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities includes use and franchise tax payable of $39,974 and $47,041 as of December 31, 2023 and 2022, respectively, as well as accrued payroll and payroll related expenses, sales tax payable, current portion of contingent consideration, and other accrued operating expenses.
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
Other Liabilities
Other liabilities consist primarily of the long-term portion of deferred revenue related to multi-year operations and maintenance (“O&M”) contracts which expire at various dates through 2050. Other liabilities also include the fair value of derivatives and the long-term portions of sale-leaseback deferred gains. See Note 19 for additional derivative disclosures.
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
Maintenance revenue is recognized using the input method. In most cases, O&M fees are fixed annual fees and we record the revenue on a straight-line basis because the on-site O&M services are typically a distinct series of promises and those services have the same pattern of transfer to the customer (i.e., evenly over time). Some O&M service contract fees are based on time expended and, in those cases, revenue is recorded based on the time expended in that month.
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
In accordance with specific PPA contract terms, we recognize revenues from the sale and delivery of the energy output from renewable energy plants over time as produced and delivered to the customer. Environmental attributes revenue is recognized at a point in time when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that we operate in. In the cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. We have determined that certain PPAs contained a lease component in accordance with ASC 840, Leases, prior to the adoption of Topic 842. We recognized $10,687, $10,904 and $11,726 of operating lease revenue under these agreements during the years ended December 31, 2023, 2022, and 2021, respectively.
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
Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. See Note 10 for additional information on income taxes.

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
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, financing lease assets and liabilities, contingent consideration, short- and long-term borrowings, make-whole provisions, interest rate swaps, and commodity swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, and short-term borrowings approximate fair value.
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
We recognize compensation expense for only the portion of options that are expected to vest. If there are any modifications or cancellations of the underlying invested securities or the terms of the stock option, it may be necessary to accelerate, increase, decrease, or cancel any remaining unamortized stock-based compensation expense.
Share Repurchase Program
In April 2016, our Board of Directors authorized the repurchase of up to $10,000 of our Class A common stock from time to time on the open market or in privately negotiated transactions. Our Board of Directors authorized an increase in the share repurchase to $15,000 of our Class A common stock in February 2017 and to $17,553 of our Class A common stock in August 2019. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. Any repurchased shares will be available for use in connection with our stock plans and for other corporate

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
purposes. The repurchase program has and will be funded using our working capital and borrowings under our revolving line of credit. We account for share repurchases using the cost method and the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021 there were no shares repurchased.
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
We generally aggregate the disclosures of our VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement we have with the VIE including our role and type of interest held in the VIE. As of December 31, 2023, all the VIEs that make up our investment funds (tax equity partnerships) are similar in purpose, design, and our involvement and are aggregated together. Our other consolidated VIEs are similar in purpose, design, and our involvement, and as such, are aggregated together. See Notes 11 and 12 for additional disclosures.
Equity and Cost Method Investments
We have entered into a number of joint ventures and using the methodology described above for VIEs, we determined that we are not the primary beneficiary. We do not consolidate the operations of these joint ventures and treat the joint ventures as equity and cost method investments. See Note 11 for additional information on our equity and cost method investments.
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
In June 2018, October 2018 and December 2019, we formed investment funds (tax equity partnerships) with different third-party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2023, we had three such investment funds remaining, each with a different third-party investor.
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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain London interbank offered rate (“LIBOR”) rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform by virtue of referencing LIBOR, or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and then was

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
amended by ASU 2022-06 in December 2022, extending the adoption date to no later than December 31, 2024, with early adoption permitted. We adopted this guidance beginning January 1, 2023 upon entering amendments to credit agreements which introduced the secured overnight financing rate as administrated by the Federal Reserve Bank of New York to replace LIBOR as the benchmark. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Derivatives and Hedging
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio to be hedged under the method. ASU 2022-01 is effective for our fiscal year ending beginning after December 15, 2022. We adopted this accounting standard as of January 1, 2023 and the adoption did not have an impact on our consolidated financial statements.
Fair Value Measurement
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the measurement criteria for equity securities and refines the disclosure requirements for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for our fiscal year beginning after December 15, 2023. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
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
Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which updates the disclosure or presentation requirements for a variety of topics in the codification. ASU 2023-06 is effective from the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. We will monitor the removal of the requirements from the current regulations and adopt the related amendments, but we do not anticipate this new guidance will have a material impact on our consolidated financial statements as we are currently subject to SEC requirements.
Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosures by requiring enhanced disclosures for significant segment expenses and other segment items. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
Income Taxes (Topic 740) - Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the year ended December 31, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels, and Europe. The remaining amounts are included in “All Other”. Europe was formerly included in “All Other” but was disaggregated due to growth in the segment in 2023. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2023:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Europe	All Other	Total
Project revenue	$465,342	$342,238	$53,737	$—	$138,730	$1,250	$1,001,297
O&M revenue	26,210	53,496	100	10,697	1,980	—	92,483
Energy assets	60,450	6,326	4,223	106,359	1,531	—	178,889
Integrated-PV	4	—	—	—	—	45,739	45,743
Other	5,116	824	12,050	19	10,601	27,611	56,221
Total revenues	$557,122	$402,884	$70,110	$117,075	$152,842	$74,600	$1,374,633
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2022:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Europe	All Other	Total
Project revenue	$1,049,465	$333,846	$44,273	$—	$53,680	$—	$1,481,264
O&M revenue	22,217	51,857	42	10,377	471	1	84,965
Energy assets	47,372	5,822	4,447	104,082	368	—	162,091
Integrated-PV	—	—	—	—	—	49,696	49,696
Other	4,289	366	9,796	—	7,126	24,829	46,406
Total revenues	$1,123,343	$391,891	$58,558	$114,459	$61,645	$74,526	$1,824,422
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2021:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Europe	All Other	Total
Project revenue	$488,507	$340,686	$36,776	$—	$37,970	$21	$903,960
O&M revenue	21,551	47,072	71	9,288	631	—	78,613
Energy assets	39,433	4,913	4,532	101,811	562	—	151,251
Integrated-PV	—	—	—	—	—	41,202	41,202
Other	1,627	277	8,104	124	7,001	23,538	40,671
Total revenues	$551,118	$392,948	$49,483	$111,223	$46,164	$64,761	$1,215,697
See Note 16 for our revenue disaggregated by geographical region.
The following table presents information related to our revenue recognized over time:

	Year Ended December 31,
	2023	2022	2021
Percentage of revenue recognized over time	95%	96%	95%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Accounts receivable, net	$153,362	$174,009
Accounts receivable retainage	33,826	38,057
Contract Assets
Costs and estimated earnings in excess of billings	636,163	576,363
Contract Liabilities
Billings in excess of cost and estimated earnings	52,903	34,796
Billings in excess of cost and estimated earnings, non-current (1)	18,393	7,617
Total contract liabilities	$71,296	$42,413

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the consolidated balance sheets.
The increase in contract assets for the year ended December 31, 2023 was primarily due to revenue recognized of $940,317, offset in part by billings of $886,788. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2023, we recognized revenue of $160,713 and billed $184,174 to customers that had balances which were included in contract liabilities at December 31, 2022.
The increase in contract assets for the year ended December 31, 2022 was primarily due to revenue recognized of $1,371,455, offset in part by billings of $1,103,926. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2022, we recognized revenue of $135,506, and billed $129,749 to customers that had balances which were included in contract liabilities at December 31, 2021.
Performance Obligations
Our remaining performance obligations (“fully-contracted backlog”) represent the unrecognized revenue value of our contract commitments. Our backlog may vary significantly each reporting period based on the timing of major new contract commitments and the fully-contracted backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of our services and their payments to us. At December 31, 2023, we had fully-contracted backlog of $2,545,403 and approximately 32% of our fully-contracted backlog is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
We applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
Contract Acquisition Costs
As of December 31, 2023 and 2022, we had capitalized commission costs of $1,735, related to contracts that were not completed, which were included in other assets in the accompanying consolidated balance sheets. For contracts that have a duration of less than one year, we follow a practical expedient and expense these costs when incurred. During the years ended December 31, 2023 and 2022, the amortization of commission costs related to contracts was not material and have been included in the accompanying consolidated statements of income.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Project Development Costs
The following table presents information related to our project development costs recognized in the consolidated statements of income on projects that converted to customer contracts:

	Year Ended December 31,
	2023	2022	2021
Project development costs recognized	$13,051	$15,507	$12,737
No impairment charges in connection with our commission costs or project development costs were recorded during the years ended December 31, 2023, 2022 and 2021.
4. BUSINESS ACQUISITIONS AND RELATED TRANSACTIONS
Enerqos Energy Solutions S.r.l. (“Enerqos”)
On February 24, 2023, we signed a definitive purchase and sale agreement to acquire Enerqos, a renewable energy and energy efficiency company headquartered in Milan, Italy. The acquisition closed on March 30, 2023 and the total purchase consideration was $13,445, of which $9,535 has been paid. There is no contingent consideration related to this acquisition. Cash acquired was $353, debt assumed was $3,951, and a deferred tax liability, net of $931 was recorded. In accordance with the SEC’s Regulation S-X and GAAP, we evaluated and determined that Enerqos is not deemed to be a significant subsidiary, therefore, we are not presenting the pro-forma effects of this acquisition on our operations.
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
The results of the acquisition since the date of the acquisition have been included in our operations as presented in the accompanying consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows. For the year ended December 31, 2023, we recognized $52,241 of revenue and $1,758 of net income relating to Enerqos since the acquisition closed.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
A summary of the cumulative consideration paid, allocation of the purchase price, and adjustments made for the Enerqos acquisition are presented in the table below:

	Preliminary March 31, 2023	Measurement Period Adjustment	As Adjusted December 31, 2023
Cash	$9,535	$—	$9,535
Long-term debt assumed, net of current portions	3,951	—	3,951
FX adjustment	(41)	—	(41)
Fair value of consideration transferred	$13,445	$—	$13,445

Cash and cash equivalents	190	—	190
Accounts receivable	6,230	—	6,230
Costs and estimated earnings in excess of billings	8,985	—	8,985
Prepaid expenses and other current assets	16,504	—	16,504
Project development costs	5,140	—	5,140
Property and equipment and energy assets	1,234	—	1,234
Intangible assets	4,438	—	4,438
Long-term restricted cash	163	—	163
Accounts payable	(15,480)	—	(15,480)
Accrued expenses and other current liabilities	(4,510)	165	(4,345)
Current portions of long-term debt	(15,165)	—	(15,165)
Deferred income tax liabilities, net	(931)	—	(931)
Other liabilities	(208)	—	(208)
Recognized identifiable assets acquired and liabilities assumed	$6,590	$165	$6,755
Goodwill	$6,855	$(165)	$6,690
Juice Technologies, Inc. (d/b/a Plug Smart)
In November 2021, we entered into a stock purchase agreement to acquire all of the stock of Plug Smart, an Ohio-based energy services company that specializes in the development and implementation of budget neutral capital improvement projects including building controls and building automation systems. In December 2021, we completed the acquisition of Plug Smart and as of December 31, 2023, we paid $21,767 in cash. See table below and Note 18 for additional information on contingent consideration.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
A summary of the cumulative consideration paid, allocation of the purchase price, and adjustments made for the Plug Smart acquisition are presented in the table below:

	Preliminary December 31, 2021	Measurement Period Adjustment	As Adjusted December 31, 2022
Cash	$17,692	$—	$17,692
Fair value of earn out	2,160	(19)	2,141
Hold-back	750	—	750
Working capital adjustment	638	(128)	510
Fair value of consideration transferred	$21,240	$(147)	$21,093

Cash and cash equivalents	2,771	—	2,771
Accounts receivable	3,370	—	3,370
Costs and estimated earnings in excess of billings	1,663	—	1,663
Prepaid expenses and other current assets	1,499	—	1,499
Intangible assets	6,354	(409)	5,945
Operating lease assets	488	—	488
Accounts payable	(1,795)	—	(1,795)
Accrued expenses and other current liabilities	(964)	(127)	(1,091)
Current portion of operating lease liabilities	(145)	—	(145)
Billings in excess of cost and estimated earnings	(2,464)	—	(2,464)
Deferred income tax liabilities	(1,693)	—	(1,693)
Long-term operating lease liabilities, net of current portion	(343)	—	(343)
Recognized identifiable assets acquired and liabilities assumed	$8,741	$(536)	$8,205
Goodwill	$12,499	$389	$12,888

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
Our annual goodwill impairment review is performed during the fourth quarter each year-end using a quantitative approach. We tested goodwill for impairment at the reporting unit level utilizing the income approach which included a discounted cash flow method with a market approach. Based on our assessment during the fourth quarter ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 after taking into account the effect of deferred income taxes. The impairment was primarily driven by a decline in projected cash flows, including revenues and profitability. The impairment charges are included in the asset impairments within the consolidated statements of income for the year ended December 31, 2023. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 16% as of December 31, 2023 and 20% as of December 31, 2022. There was no goodwill impairment for the years ended December 31, 2022 and 2021.
The changes in the goodwill balances by reportable segment are as follows:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2021	$39,204	$3,981	$3,454	$—	$6,627	$17,891	$71,157
Remeasurement adjustments	389	—	—	—		—	389
Foreign currency translation	—	—	(218)	—	(695)	—	(913)
Balance, December 31, 2022	39,593	3,981	3,236	—	5,932	17,891	70,633
Goodwill acquired during the year	—	—	—	—	6,855	—	6,855
Remeasurement adjustments	—	—	—	—	(165)	—	(165)
Impairment charges, net of tax	(2,222)	—	—	—	—	—	(2,222)
Foreign currency translation	—	—	73	—	413	—	486
Balance, December 31, 2023	$37,371	$3,981	$3,309	$—	$13,035	$17,891	$75,587

Accumulated Goodwill Impairment
Balance, December 31, 2022	$—	$—	$(1,016)	$—	$—	$—	$(1,016)
Balance, December 31, 2023	$(2,222)	$—	$(1,016)	$—	$—	$—	$(3,238)

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets, Net
Definite-lived intangible assets, net consisted of the following:

	As of December 31,
	2023	2022
Gross carrying amount
Customer contracts	$8,859	$8,288
Customer relationships	21,182	17,755
Non-compete agreements	3,013	2,980
Technology	2,723	2,713
Tradenames	1,370	541
Total gross carrying amount	37,147	32,277
Accumulated Amortization
Customer contracts	8,859	8,288
Customer relationships	14,979	13,066
Non-compete agreements	3,013	2,980
Technology	2,723	2,713
Tradenames	765	537
Total accumulated amortization	30,339	27,584
Intangible assets, net	$6,808	$4,693
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to fifteen years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the useful life is necessary, or more frequently if events or circumstances warrant. No changes to useful lives were made during the years ended December 31, 2023, 2022, and 2021.
The table below sets forth amortization expense:

		Year Ended December 31,
	Location	2023	2022	2021
Customer contracts	Cost of revenues	$—	$551	$—
Customer relationships	Selling, general and administrative expenses	2,141	1,303	310
Technology	Selling, general and administrative expenses	—	1	8
Tradenames	Selling, general and administrative expenses	225	3	3
Total amortization expense		$2,366	$1,858	$321

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Amortization expense for our definite-lived intangible assets for the next five years to be included in selling, general, and administrative expenses is as follows:

Estimated Amortization Expense
2024	$2,147
2025	2,146
2026	1,714
2027	640
2028	161
Total	$6,808

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Furniture and office equipment	$4,207	$3,023
Computer equipment and software costs	27,199	22,179
Leasehold improvements	2,570	2,483
Automobiles	2,041	1,896
Land	6,943	6,781
Property and equipment, gross	42,960	36,362
Less: accumulated depreciation	(25,565)	(20,655)
Property and equipment, net	$17,395	$15,707
The following table sets forth our depreciation expense on property and equipment:

	Year Ended December 31,
Location	2023	2022	2021
Selling, general & administrative expenses	$4,155	$2,665	$3,143

7. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	December 31,
	2023	2022
Energy assets (1)	$2,054,145	$1,493,913
Less: accumulated depreciation and amortization	(364,721)	(312,388)
Energy assets, net	$1,689,424	$1,181,525

(1) Includes financing lease assets (see Note 8), capitalized interest and ARO assets (see tables below). Also includes the energy asset project acquired in August 2023. See section below for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Energy Asset Acquisitions
In order to expand our portfolio of energy assets, we have acquired energy projects, which did not constitute businesses under the guidance discussed in Note 2.
August 2023 Purchase and Sale Agreement
On August 4, 2023, we entered into a purchase and sale agreement to acquire an energy asset project and rights to acquire 100% of the stock of Bright Canyon Energy Corporation (“BCE”) in a two-phased transaction exclusive of each other. Phase 1, the purchase of the energy asset project, closed on August 4, 2023 and did not constitute a business in accordance with ASC 805-50, Business Combinations.
The adjusted purchase price for phase 1 was $87,964, of which $5,000 was paid in cash, $46,694 was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36,270. We also acquired cash of $11,206. During the year ended December 31, 2023, we paid $18,400 in principal on the sellers note and at December 31, 2023, the balance of the seller’s note was $28,294. See Note 9 for additional information about these loans. We agreed to sell back to the seller investment tax credits for the project acquired as part of this transaction for the fair market value of these credits in early in 2024 and recorded $20,970 in other receivables which is included in prepaid expenses and other current assets in the consolidated balance sheets. This amount was collected in January 2024. We also assumed a land lease for the energy asset project. See Note 8. for additional information on the lease.
On December 28, 2023, we executed an amended and restated purchase and sale agreement, which primarily revised the timing of payments on phase 2. In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for a purchase price of $39,100.
November 2023 Purchase Agreement
On November 1, 2023, we purchased a solar asset project for $3,128, of which $1,251 has been paid to date. The remaining balance of $1,877 is included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2023. The payments are due when certain conditions as outlined in the agreement are met.
2022 Energy Asset Acquisitions
During the year ended December 31, 2022, we purchased two energy projects, one solar and one wind, for $11,022.
Depreciation and Amortization
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Year Ended December 31,
Location	2023	2022	2021
Cost of revenues (1)	$59,390	$49,755	$43,113

(1) Includes depreciation and amortization expense on financing lease assets. See Note 8.
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Year Ended December 31,
	2023	2022	2021
Capitalized interest	$43,561	$13,050	$2,814
Long-lived Asset Impairment
During December 2023, there was a triggering event which caused us to perform an impairment analysis on an energy asset group. The triggering event was related to the requirement to shut down the plant and replace transmission lines due to transfer

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
trip issues. We determined that the cost to overhaul the transfer trip line would be cost prohibitive, therefore, we made a decision to shut the plant down. As a result, we recorded an impairment charge of $1,298, which fully impaired this asset group. During December 2023, there was an additional energy asset group that had successive years of losses, the PPA expires in November 2024, and we expect losses to continue in 2024, therefore, we recorded an impairment charge of $311, which fully impaired this asset group. Both of these asset groups were within the Alternative Fuels segment.
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
The impairment charges are included in asset impairments within the consolidated statements of income for the years ended December 31, 2023 and 2021. There were no impairment charges for the year ended December 31, 2022.
Customer Energy Asset Projects
We include certain customer energy asset projects in our energy assets, as we control and operate the assets as well as obtain financing during the construction and operating periods of the assets. We also carry a liability associated with these energy assets as we have an obligation to the customer for performance of the asset. Provided that performance criteria are met, the customer is responsible for repayment of the liability to the financing party. As of December 31, 2023 there were six energy asset projects which were included in energy assets and as of December 31, 2022, there were five.
The liabilities recognized in association with these customer energy assets were as follows:

	December 31,
Location	2023	2022
Accrued expenses and other current liabilities	$598	$261
Other liabilities	41,680	27,168
Total customer energy asset projects liability	$42,278	$27,429
ARO Assets and ARO Liabilities
Our ARO assets and ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.
The following tables sets forth information related to our ARO assets and ARO liabilities:

		December 31,
	Location	2023	2022
ARO assets, net	Energy assets, net	$4,800	$2,359

ARO liabilities, non-current	Other liabilities	$5,960	$3,052

	Year Ended December 31,
	2023	2022	2021
Depreciation expense of ARO assets	$215	$146	$113
Accretion expense of ARO liabilities	$258	$146	$123

8. LEASES
We enter into a variety of operating lease agreements through the normal course of business including certain administrative offices. The leases are long-term, non-cancelable real estate lease agreements, expiring at various dates through fiscal 2032. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance, and repairs. We also lease vehicles, IT equipment and certain land parcels related to our energy projects, expiring at various dates

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
through fiscal 2059. The office and land leases make up a significant portion of our operating lease activity. Many of these leases have one or more renewal options that allow us, at our discretion, to renew the lease for six months to seven years. Only renewal options that we believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that commence or increase when the related project becomes operational. In these cases, we estimated the commercial operation date used to calculate the ROU asset and minimum lease payments.
A portion of our real estate leases are generally subject to annual changes in the Consumer Price Index (“CPI”). We utilized each lease’s minimum lease payments to calculate the lease balances upon transition. The subsequent increases in rent based on changes in CPI were excluded and will be excluded for future leases from the calculation of the lease balances but will be recorded to the consolidated statements of income as part of our operating lease costs.
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
Rent and related expenses were as follows:

	Year Ended December 31,
	2023	2022	2021
Rent and related expenses	$10,504	$9,199	$9,740
We have a number of leases that are classified as financing leases, which related to transactions that were considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on our financing leases.
The table below sets forth supplemental balance sheet information related to leases:

	December 31,
	2023	2022
Operating Leases
Operating lease assets	$58,586	$38,224

Current portion of operating lease liabilities	$13,569	$5,829
Long-term operating lease liabilities, net of current portion	42,258	31,703
Total Operating lease liabilities	$55,827	$37,532
Weighted-average remaining lease term	18 years	13 years
Weighted-average discount rate	6.6%	6.0%

Financing Leases (1)
Energy assets, net	$27,262	$29,365

Current portions of financing lease liabilities	$871	$1,992
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	13,057	14,068
Total financing lease liabilities	$13,928	$16,060
Weighted-average remaining lease term	13 years	14 years
Weighted-average discount rate	12.05%	12.1%

(1) Includes sale-leaseback transactions entered into prior to January 1, 2019.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The costs related to our leases were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating Leases
Operating lease costs	$9,416	$8,372	$8,780

Financing Leases
Amortization expense	2,103	2,104	2,129
Interest on lease liabilities	1,804	2,147	2,541
Total financing lease costs	3,907	4,251	4,670
Total lease costs	$13,323	$12,623	$13,450

Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,724	$7,978
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$25,225	$4,872

(1) Includes non-monetary lease transactions of $13,941. See disclosure below for additional information.
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2024	$16,390	$2,317
2025	11,068	2,213
2026	5,813	2,054
2027	4,781	1,922
2028	4,186	1,955
Thereafter	79,489	15,935
Total minimum lease payments	$121,727	$26,396
Less: interest	65,900	12,468
Present value of lease liabilities	$55,827	$13,928
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of December 31, 2023 which relate to lease payments to be made over a 20-year period. The energy asset project related to this lease was sold during the year ended December 31, 2023, and once the final closing takes place in 2024 this lease will be assigned to the buyer.
Non-monetary Lease Transactions
We have two lease liabilities consisting of payment obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the twelve months ended December 31, 2023 based on the fair market value of the project services or back up power expected to be provided, as noted below.
In January 2023, a 37-year land lease commenced with the United States Navy (“Navy”), which expires in 2059. We are working to complete an In-Kind Consideration Project (“IKCP”), which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCP.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
In August 2023, we acquired an energy asset project and assumed the related 30-year land lease agreement with the United States Army (“Army”), which commenced in 2022 and expires in 2052. We are providing backup power as a stand ready obligation as consideration towards our lease obligation. See Note 7 Energy Assets, Net for additional information.
Sale-leasebacks and Financing Leases
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance.
The following table presents a summary of amounts related to these sale-leasebacks included in our consolidated balance sheets:

	December 31,
	2023	2022
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,340	1,455
Total deferred loss	$1,455	$1,570

Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	4,085	4,430
Total deferred gain	$4,430	$4,775
Net gains from amortization expense in cost of revenues related to deferred gains and losses were $230, $383 and $230 for the years ended December 31, 2023, 2022, and 2021, respectively.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
During the year ended December 31, 2023, we entered into amendments to this facility which extended the current maturity date to March 31, 2024.
We sold and leased back six energy assets for $103,129 in cash proceeds under this facility during the year ended December 31, 2023. The agreements have low interest rates ranging from 0% to 1.17%, as a result of tax credits which were transferred to the counterparty. As of December 31, 2023, a majority of the total commitment of $350,000 remained available under this lending commitment.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
During the year ended December 31, 2023, we sold and leased back three energy assets for $9,201 in cash proceeds under this facility. As of December 31, 2023, no funding is available under this lending commitment.
See Note 9 for additional information on these financing facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
9. DEBT AND FINANCING LEASE LIABILITIES
Debt was comprised of the following:

	As of December 31,
	2023	2022
Senior secured credit facility, 9.12%, due January 2024 to March 2025 (1) (8)	$279,900	$477,900

June 2020 construction revolver, 6.96%, due March 2024 (2) (8)	$20,705	$39,536
July 2020 construction revolver, 5.92%, due June 2023 (2) (8)	—	5,855
April 2023 construction credit facility, 6.82%, due July 2024	134,415	—
August 2023 construction credit facility, 9.34%, due August 2026	278,858	—
August 2023 construction revolver, 6.85%, due April 2030	36,270	—
Subtotal energy asset construction facilities	$470,248	$45,391

January 2006 variable rate term loan, 0.00%, due June 2024 (2) (3)	$—	$3,403
October 2011 term loan, 6.11% due June 2028 (5)	1,976	2,348
October 2012 variable rate term loan, 7.88%, due June 2025 (4) (8)	34,453	37,204
September 2015 variable rate term loan, 7.21%, due March 2028 (4) (8)	13,747	14,084
August 2016 term loan, 4.95%, due June 2031 (4)	2,253	2,588
March 2017 term loan, 5.00%, due March 2028 (4)	—	2,258
April 2017 term loan, 4.50%, due April 2027 (5)	—	1,846
April 2017 term loan, 5.61%, due February 2034 (4)	1,348	1,437
June 2017 variable rate term loan, 7.81%, due December 2027 (4) (8)	7,158	7,874
June 2018 term loan, 5.15%, due December 2038 (2) (4)	21,063	23,255
June 2018 variable rate term loan, 7.41%, due June 2033 (2) (8) (3)	6,592	6,951
October 2018 variable rate term loan, 7.86%, due October 2029 (2) (8) (5)	6,145	6,977
November 2020 fixed rate note, 3.58%, due December 2027 (4)	2,004	2,425
June 2021 fixed rate note, 4.92%, due June 2045 (4)	3,489	3,474
July 2021 fixed rate note, 3.25%, due March 2046 (2) (4)	35,090	37,302
July 2021 variable rate term loan, 9.01%, due July 2030 (2) (4) (8)	2,140	2,915
June 2022 fixed rate shelf note, 5.45%, due March 2042 (2) (4)	6,395	6,859
October 2022 fixed rate financing facility, 6.70%, due August 2039	349,093	92,203
March 2023 fixed rate shelf note 5.99%, due, December 2047 (2) (4)	21,984	—
August 2023 seller's promissory note, 5.00%, due January 2024	28,294	—
August 2023 fixed rate note, 5.70%, due April 2047 (2)	3,520	—
Various Enerqos financing facilities	17,786	—
Subtotal energy asset term loans	$564,530	$255,403

August 2018 master sale-leaseback, 0.00% to 1.86%, due July 2039 to July 2047 (3) (6)	$163,504	$104,011
December 2020 master sale-leaseback, 0.00%, due December 2040 to March 2043 (4) (6)	22,194	16,912
Subtotal sale-leasebacks	$185,698	$120,923

Financing leases (7)	$13,928	$16,060

Total debt and financing leases	$1,514,304	$915,677
Less: current maturities, net of unamortized discount	322,247	331,479
Less: unamortized discount and debt issuance costs	21,982	15,563
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,170,075	$568,635

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
(7) Financing leases are sale-leaseback arrangements under previous guidance and do not include approximately $12,468 in future interest payments as of December 31, 2023 and $14,212 as of December 31, 2022. See Note 8.

(8) These agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.
The following table presents the aggregate maturities of long-term debt and financing leases as of December 31, 2023:

2024	$324,423
2025	298,569
2026	340,080
2027	62,162
2028	59,250
Thereafter	429,820
Total maturities	$1,514,304
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
We accounted for this amendment as a modification and at closing we incurred $2,048 in lenders fees which were reflected as debt discount and $352 in third party fees which were reflected as debt issuance costs. The unamortized debt discount and issuance costs of the previous agreement are being amortized over the remaining term of the amended agreement, with the exception of $96 of costs relating to a previous syndicated lender which did not participate in this amendment. These costs were expensed in other expenses, net during the year ended December 31, 2023.
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
On March 17, 2023, we entered into amendment number two to the fifth amended and restated senior secured credit facility with five banks to increase the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.00 for the quarters ending March 31, 2023 and June 30, 2023, and 3.50 thereafter.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
On August 24, 2023, we entered into amendment number three to the fifth amended and restated senior secured credit facility to extend the maturity date of the delayed draw term loan A, such that after paying $55,000 in connection with the amendment in August 2023, $45,000 was due November 15, 2023, and the remaining principal amount was due December 15, 2023. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 4.25 for the quarter ending September 30, 2023, and 3.50 thereafter.
On December 11, 2023, we entered into amendment number four to the fifth amended and restated senior secured credit facility to extend the maturity date of the delayed draw term loan A where $10,000 was due and paid on both January 31, 2024 and February 14, 2024, and an additional $10,000 payment due is on March 31, 2024. The remaining principal amount of $35,000 is due on April 15, 2024. There is also an additional 0.125% fee on the delayed draw term loan A, with $81 due on January 31, 2024, $69 due on February 29, 2024, and $56 due on March 31, 2024. The overall rate table for all loans under the current agreement was also increased by 0.25%. The amendment also increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 3.75 for the quarter ending December 31, 2023, and 3.50 thereafter. We made principal payments on the delayed draw term loan A totaling $155,000 during the year ended December 31, 2023.
The amendment also added a covenant that requires Ameresco to use commercially reasonable efforts assuming normal market conditions to raise and, by April 15, 2024, close on a minimum of $100,000 equity or subordinated debt financing if the Cathode site under the Southern California Edison (“SCE”) contract does not achieve substantial completion by January 31, 2024, which was not achieved. Net proceeds from such financing would be required to be used to repay outstanding amounts on the senior secured credit facility.
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
The table below sets forth amounts outstanding under the senior credit facility:

	Rate as of December 31, 2023	As of December 31,
		2023	2022
Term loan A	8.70%	$75,000	$75,000
Delayed draw term loan A	8.70%	$65,000	$220,000
Revolving credit facility	9.54%	$139,900	$182,900
Total senior secured credit facility outstanding		$279,900	$477,900
Less: unamortized debt discount and debt issuance costs		$(884)	$(1,562)
Total senior secured credit facility outstanding, net		$279,016	$476,338
As of December 31, 2023, funds of $37,489 were available for borrowing under the revolving credit facility and we had $12,868 in letters of credit outstanding. We expect to use the remaining funds available under the credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
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
For purposes of our senior secured facility, EBITDA, as defined, excludes the results of certain renewable energy projects that we own and for which financing from others remains outstanding; total funded debt, as defined, includes amounts outstanding under both the term loan and revolver portions of the senior secured credit facility plus other indebtedness, but excludes limited recourse indebtedness of project company subsidiaries; and debt service, as defined, includes principal and interest payments on the indebtedness included in total funded debt other than principal payments on the revolver portion of the facility.
Energy Asset Construction Facilities
June 2020 Construction Revolver, 6.96%, due March 2024
In June 2020, we entered into a revolving construction loan agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects.
In December 2022, we amended and restated the June 2020 construction loan agreement which modified the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR. Per the amendment, this instrument will bear interest at the applicable term SOFR rate plus an applicable margin of 1.61%.
During the year ended December 31, 2023, we entered into amendments to extend this revolver and the current maturity date is March 2024.
During the year ended December 31, 2023, we drew down $11,809 under this revolver. As of December 31, 2023, $20,705 was outstanding and $79,295 was available for borrowing.
March 2023 Construction Credit Facility, 2.00%
On March 31, 2023, we entered into a credit agreement for a construction facility with a total commitment of CAD$100,000 which has an availability period of five years. As of December 31, 2023, no funds were drawn under this facility. During the availability period the loans will bear interest at a fixed rate of 2.00% and during the operating period the rate will range from 1.00% to 3.00% as set forth in the agreement. The maturity date is the earlier of twenty years from project commencement date or one year prior to the termination date of the last remaining energy services agreements.
April 2023 Construction Credit Facility, 6.82%, due July 2024
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140,844 under an energy asset credit facility. At the closing, the JV drew down $90,921 for construction of an energy asset and subsequently drew down an additional $43,493 as of December 31, 2023.
Monthly payments of interest only on the loan will be due and payable in accordance with the provisions as set forth in the agreement. Any outstanding principal of the loan shall be paid in full no later than the maturity date (or in any event upon acceleration of the loan), together with all accrued and unpaid interest on such amount. The loan will be repaid after the energy

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
asset project achieves provisional acceptance, through a sale-leaseback financing under lease agreements entered into between the same parties, as part of the closing documents.
We acquired the remaining interest in this JV in January 2024 when we closed on the acquisition of BCE.
August 2023 Construction Credit Facility, 9.34%, due August 2026
On August 18, 2023, we entered into a construction and development loan agreement which provides a loan in a principal amount of up to $300,000. At the closing, we drew down $200,000 under this facility, of which approximately $187,000 was used to reimburse Ameresco for development and construction costs. Subsequent to closing, we drew down an additional $78,857.
The loan bears interest at a rate of 4.00% plus the greater of (i) Term SOFR for a one-month tenor and (ii) the 10-year United States treasury rate and a fee equal to 0.250% of any unused committed principal amount. The loan matures on August 31, 2026, with a one-year extension option that can be exercised if certain circumstances are met, including payment of a $3,000 extension fee. We plan to accrue the extension fee if the extension becomes probable.
The obligations under the loan are guaranteed by all the related subsidiaries and are secured by the subsidiaries’ assets as well as our equity interest in the borrower entity and in the case of default under the facility, a default under our Senior Secured Credit Facility or a change in control of Ameresco, Inc., we are required to make capital contributions to the borrower entity who then would be required to use the proceeds from the capital contributions to repay the construction and development loan.
Energy Asset Financing Facilities and Term Loans
October 2022 Financing Facility, 6.70%, due August 2039
In October 2022, one of our subsidiaries entered into a loan agreement with a new lender under a credit facility, refinancing a previous credit facility originally signed on October 23, 2020, which was scheduled to expire March 31, 2026.
The new loan was scheduled to mature on October 26, 2037, provided a principal amount of up to $125,000 and bore interest at a rate of 6.50% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.25% “IRR” on funds borrowed under the facility, or the facility discharge date on October 26, 2047. The principal and interest payments are due in quarterly installments based on a five-year amortization schedule with the principal payments being adjusted based on the distributable cash flows from the three renewable natural gas projects owned and operated by the project companies. No up-front, commitment or structuring fees were payable on the credit facility. The obligations under the loan are guaranteed by all the related subsidiaries and are secured by the subsidiaries’ assets as well as our equity interest in the signing subsidiary. Borrowings under the credit facility are otherwise non-recourse to Ameresco.
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
•The loan maturity date was changed from October 26, 2037 to May 31, 2038
On September 28, 2023, we amended and restated this facility to increase the maximum commitment from $215,000 to $500,000, to continue existing loans to project companies, to add certain renewable natural gas project companies to the loan portfolio, and to provide that additional wholly- and majority-owned project companies may be added to the loan portfolio subject to certain conditions.
At the closing of the amendment and restatement, we drew down an additional $135,544 under the loan, which was used to pay transaction costs, reimburse project costs incurred by us, make other permitted distributions to Ameresco, and to fund the required

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
reserve accounts. Subject to certain conditions, the facility allows for additional draws to be made up to the remaining principal amount to fund the construction and operation of renewable natural gas projects owned and operated by the project companies.
The amendment and restatement also contained the following amended terms:
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
At closing, we incurred lender’s fees of $509, which was recorded as debt discount, and $305 in debt issuance costs which were expensed in other expenses, net during the year ended December 31, 2023.
In December 2023, we drew down an additional $21,176 under this facility and as of December 31, 2023, $348,020 was outstanding, net of unamortized debt discount and issuance costs of $1,073.
June 2022 Term Shelf Notes, 5.45%, due March 2042 under July 2021 Financing Facility
In June 2022, two senior secured notes (“Shelf Notes”) due March 31, 2042 were issued under our shelf facility, with gross proceeds of $7,113. The Shelf Notes bear interest at a fixed rate of 5.45% per annum and are payable quarterly commencing September 30, 2022.
March 2023 Term Shelf Notes 5.99%, due December 2047 under July 2021 Financing Facility
On March 28, 2023, three senior secured notes (“Shelf Notes”) due December 31, 2047 were issued under our shelf facility, with gross proceeds of $22,625. The Shelf Notes bear interest at a fixed rate of 5.99% per annum and are payable quarterly commencing June 30, 2023. At closing, we incurred $282 in lender fees and debt issuance costs. In connection with the Shelf Notes, we recorded a derivative instrument for make-whole provisions with an initial value of $3,123, which was recorded as a debt discount.
September 2015 Variable Rate Term Loan, 7.21%, due March 2028
On March 30, 2023, we entered into an amended and restated financing agreement (“Amended Agreement”) with the existing bank that extended the maturity date of the loan from March 30, 2023 to March 28, 2028. The Amended Agreement consists of a term loan of $14,084, an incremental term loan of $359 and a letter of credit of $899. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The rate at December 31, 2023 was 7.21% per annum. The remaining principal balance and unpaid interest is due March 28, 2028. As a result of this refinancing, we entered into a new interest rate swap contract with an initial notional amount of $14,084 and termination date of December 31, 2040. See Note 19 Derivative Instruments and Hedging Activities for additional information on this new swap contract.
Debt Instruments - Energy Project Asset Acquisition
As discussed in Note 4, on August 4, 2023, we acquired an energy asset project. The adjusted purchase price for phase 1 was $87,964.
August 2023 Construction Revolver, 6.85%, due April 2030
In connection with the acquisition, we assumed a construction loan in the amount of $36,270. The construction loan bears interest at a monthly variable SOFR term rate, which was 6.85% per annum. Subject to the terms and conditions contained in the assumed credit agreement, the construction loan should have been converted into a term loan on or prior to July 31, 2023. On February 26, 2024, we received a waiver on this default and converted $36,270 of the construction loan into a term loan, which has a maturity date of April 2030. Therefore, the construction loan was classified as non-current at December 31, 2023.
August 2023 Seller’s Promissory Note, 5.00%, due January 2024
We financed a portion of the purchase price for this acquisition through a seller’s note in the amount of $46,694.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
In September 2023, we paid $12,500 in principal on the seller’s promissory note and paid interest at a rate of 5.00%. As of December 31, 2023, the balance of the seller’s note was $28,294 after $5,900 was paid on December 27, 2023. The remaining balance was paid in January 2024, without bearing interest.
Various Enerqos Financing Facilities
Enerqos has several financing facilities with maturity dates from March 31, 2024 to June 30, 2028 with interest rates ranging from 5.1% to 8.0%.
10. INCOME TAXES
The following table sets forth components of income before income taxes:

	Year Ended December 31,
	2023	2022	2021
Domestic	$30,211	$98,004	$74,256
Foreign	8,058	7,715	3,888
Income before income taxes	$38,269	$105,719	$78,144
The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
Current income tax provision (benefit):
Federal	$34	$(722)	$(779)
State	372	733	1,779
Foreign	1,255	1,202	844
Total current	1,661	1,213	1,844

Deferred income tax (benefit) provision:
Federal	(22,677)	2,528	(8,025)
State	(5,657)	2,300	3,561
Foreign	1,038	1,129	573
Total deferred	(27,296)	5,957	(3,891)
Total income tax (benefit) provision	$(25,635)	$7,170	$(2,047)
Our deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency, sale-leasebacks and other accruals, and net operating loss carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2023	2022
Deferred income tax assets:
Compensation accruals	$4,137	$3,306
Reserves	5,906	4,111
Sale-leasebacks and other accruals	49,300	32,945
Net operating losses	28,565	18,395
Interest limitation	8,273	—
Energy efficiency	82,827	71,433
Deferred revenue	2,114	2,132
Gross deferred income tax assets	181,122	132,322
Valuation allowance	(3,704)	(3,621)
Total deferred income tax assets	$177,418	$128,701
Deferred income tax liabilities:
Depreciation	$(137,966)	$(122,762)
Deferred effect of derivative liability	(2,166)	(1,640)
Canadian capital cost, allowance and amortization	(5,738)	(3,098)
Italy intangibles	(1,324)	—
United Kingdom goodwill amortization	(852)	(952)
Outside basis difference	(6,599)	(5,038)
Interest rate swaps	(841)	(1,347)
Total deferred income tax liabilities	(155,486)	(134,837)
Deferred income tax assets (liabilities), net	$21,932	$(6,136)
Our valuation allowance related to the following items:

	December 31,
	2023	2022
Interest rate swaps (1)	$—	$49
Foreign net operating loss (2)	3,702	3,555
State net operating loss at one of our subsidiaries (3)	2	17
Total valuation allowance	$3,704	$3,621

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of December 31, 2023, we had the following tax loss and credit carryforwards to offset taxable income in prior and future years:

	Amount	Expiration Period
Federal net operating loss carryforwards	$69,130	Indefinite
State net operating loss carryforwards	91,411	Various
Canadian net operating loss carryforwards	32,527	2028 through 2043
Ireland net operating loss carryforwards	324	Indefinite
Spain net operating loss carryforwards	2,302	Indefinite
Total tax loss carryforwards	$195,694

Federal Energy Investment and Production tax credit carryforward	$82,768	2030 through 2043
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The principle reason for the difference between the statutory rate and the estimated annual effective rate for 2023 were the effects of tax deductions related to the Section 179D Commercial Buildings Energy-Efficiency deduction, investment tax credits we are entitled from solar plants which have been placed into service during 2023 and, the deferred benefit for a reduction in future state taxes. The Section 179D deduction available for 2023 was substantially higher compared to prior years because of enhancements to Section 179D in the IRA. In addition, we were able to identify and document a large Section 179D eligible from a prior year that had not previously been available. We also benefited from the deferred effect of a reduction in our future state tax rates resulting from apportionment changes in a major state.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2023	2022	2021
Income before (benefit) provision for income taxes	$38,269	$105,719	$78,144
Federal statutory tax expense	$8,036	$22,201	$16,410
State income taxes, net of federal benefit	(774)	3,844	2,648
Net state impact of deferred rate change	(3,213)	(575)	(502)
Nondeductible expenses	667	2,198	2,572
Impact of reserve for uncertain tax positions	(200)	59	286
Stock-based compensation expense	4	353	(4,618)
Energy efficiency preferences	(30,359)	(21,410)	(17,639)
Foreign items and rate differential	458	37	4
Adjustment State Taxes	(66)	—	—
Redeemable non-controlling interests	(227)	(411)	(2,546)
Valuation allowance	81	(159)	337
Miscellaneous	(42)	1,033	1,001
Total income tax (benefit) provision	$(25,635)	$7,170	$(2,047)
Effective tax rate:
Federal statutory rate expense	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(2.0)%	3.6%	3.4%
Net state impact of deferred rate change	(8.4)%	(0.5)%	(0.6)%
Nondeductible expenses	1.7%	2.1%	3.3%
Impact of reserve for uncertain tax positions	(0.5)%	0.1%	0.4%
Stock-based compensation expense	—%	0.3%	(5.9)%
Energy efficiency preferences	(79.3)%	(20.3)%	(23.2)%
Foreign items and rate differential	1.2%	—%	—%
Adjustment State Taxes	(0.2)%	—%	—%
Redeemable non-controlling interests	(0.6)%	(0.4)%	(3.3)%
Valuation allowance	0.2%	(0.2)%	0.4%
Miscellaneous	(0.1)%	1.1%	1.9%
Effective tax rate	(67.0)%	6.8%	(2.6)%

The following table provides a reconciliation of gross unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$900	$900
Additions for current year tax positions	100	—
Reductions of prior year tax positions	(200)	—
Balance, end of year	$800	$900
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $310 as of December 31, 2023 and $450 as of December 31, 2022 (both net of the federal benefit on state amounts).

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any withholding tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2023 and 2022, we estimated that there were no earnings for which repatriation tax has not been provided.
The tax years 2020 through 2023 remain open to examination by major taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions as components of our income tax provision (benefit) in our consolidated statements of income. We increased income tax expense for these items by $22 in 2023, $22 in 2022, and $14 in 2021.
11. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Investment Funds
Over a period of five years (2015 through 2019), we formed five investment funds (tax equity partnerships) with third party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2023, we had three such investment funds each with a different third-party investor.
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
We follow guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint ventures economic performance, including powers granted to the joint ventures program manager, powers contained in the joint venture governing board and, to a certain extent, a company's economic interest in the joint venture. We analyze our joint ventures and classify them as either:
•a VIE that must be consolidated because we are the primary beneficiary or the joint venture is not a VIE and we hold the majority voting interest with no significant participative rights available to the other partners, or
•a VIE that does not require consolidation and is treated as an equity or cost method investment because we are not the primary beneficiary, or the joint venture is not a VIE and we do not hold the majority voting interest.
Many of our joint ventures are deemed to be VIEs because they lack sufficient equity to finance the activities of the joint venture.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents a summary of amounts related to our VIEs reflected in Note 1 on our consolidated balance sheets:

	As of December 31,
	2023			2022
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$5,099	$16,780	$21,879	$1,715	$8,392	$10,107
Restricted cash	—	—	—	799	—	799
Accounts receivable, net	—	1,977	1,977	24	566	590
Costs and estimated earnings in excess of billings	662	13,409	14,071	951	1	952
Prepaid expenses and other current assets	33	3,749	3,782	35	14,287	14,322
Total VIE current assets	5,794	35,915	41,709	3,524	23,246	26,770
Property and equipment, net	—	267	267	89	—	89
Energy assets, net	79,104	173,808	252,912	84,081	97,969	182,050
Operating lease assets	4,748	12,908	17,656	4,901	—	4,901
Restricted cash, non-current portion	73	—	73	73	—	73
Other assets	10	74	84	30	—	30
Total VIE assets	$89,729	$222,972	$312,701	$92,698	$121,215	$213,913
Current portions of long-term debt and financing lease liabilities	$2,190	$132,427	$134,617	$2,087	$—	$2,087
Accounts payable	1,440	6,490	7,930	48	8,007	8,055
Accrued expenses and other current liabilities	241	22,780	23,021	304	12,255	12,559
Current portions of operating lease liabilities	133	6,953	7,086	117	—	117
Total VIE current liabilities	4,004	168,650	172,654	2,556	20,262	22,818
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	17,167	—	17,167	19,177	—	19,177
Long-term operating lease liabilities, net of current portion	5,063	3,823	8,886	5,159	—	5,159
Other liabilities	356	—	356	866	2,709	3,575
Total VIE liabilities	$26,590	$172,473	$199,063	$27,758	$22,971	$50,729
Equity and Cost Method Investments
Unconsolidated VIEs/joint ventures are accounted for under the equity or cost method. As of the years ended December 31, 2023 and December 31, 2022, we had seven and five unconsolidated joint ventures, respectively. During the year ended December 31, 2023, we invested $5,554 in two new joint ventures. No other material investments were made.
Our investment balances for these equity and cost method investments are included in other assets on the consolidated balance sheets and our pro rata share of net income or loss is included in operating income in the consolidated statements of income.
The following table sets forth the carrying value of our equity and cost method investments in joint ventures:

	As of December 31,
	2023	2022
Equity and cost method investments	$18,709	$10,855
We are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying value show above.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth information about the call and put options for our investment funds outstanding as of December 31, 2023:

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

The call options are exercisable beginning on the date that specified conditions are met for each respective fund. In December 2022 we finalized our purchase of an investor’s membership interest for $839 in cash and reclassified the remaining redeemable non-controlling interest balance to paid-in capital to reflect the additional contribution from us to our wholly-owned subsidiary.
Because the put options represent redemption features that are not solely within our control, the non-controlling interests in these funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value (which is impacted by attribution under the HLBV method) or their estimated redemption value at each reporting period. At both December 31, 2023 and 2022, redeemable non-controlling interests were reported in the accompanying consolidated balance sheets at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to common shareholders	$62,470	$94,926	$70,458
Adjustment for accretion of tax equity financing fees	(108)	(116)	(116)
Income attributable to common shareholders	$62,362	$94,810	$70,342
Denominator:
Basic weighted-average shares outstanding	52,140	51,841	50,855
Effect of dilutive securities:
Stock options	1,087	1,437	1,413
Diluted weighted-average shares outstanding	53,228	53,278	52,268
Net income per share attributable to common shareholders:
Basic	$1.20	$1.83	$1.38
Diluted	$1.17	$1.78	$1.35

Potentially dilutive shares (1)	1,707	1,108	1,443

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
14. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS
Our 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by our Board of Directors in February 2020 and approved by our stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, and other stock-based awards. As of December 31, 2023, there were 1,991 shares available for grant under the 2020 Plan.
Stock Options
We did not grant awards to individuals who were not either an employee or director of ours during the years ended December 31, 2023, 2022, and 2021.
The following table summarizes the collective activity under the plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,533	45.799
Granted	170	41.871
Exercised	(246)	9.900
Forfeited	(193)	62.365
Expired	(9)	63.311
Outstanding at December 31, 2023	4,255	$46.932	6.6 years	$27,539
Options exercisable at December 31, 2023	1,867	$25.241	5.3 years	$25,775
Expected to vest at December 31, 2023	2,387	$63.900	7.6 years	$1,764

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth additional disclosures about our plan:

	Year Ended December 31,
	2023	2022	2021
Aggregate intrinsic value of options exercised	$8,511	$9,775	$33,494
Cash received from stock option exercises	$2,438	$3,954	$5,563
Weighted-average fair value of stock options granted	$23.99	$37.87	$28.94
Stock-based compensation expense (1)	$10,318	$15,046	$8,716
Income tax benefit from stock-based compensation expense	$1,102	$659	$4,932

(1) Included in selling, general, and administrative expenses in the accompanying consolidated statements of income and includes expense in connection with our ESPP and RSUs.
Under the terms of our 2020 Plan, all options expire if not exercised within ten years after the grant date. We typically award options that vest over a five-year period on an annual ratable basis. From time to time, we award options providing for vesting over three years, with one-third vesting on each of the first three anniversaries of the grant date. If the employee ceases to be employed by us for any reason before vested options have been exercised, the employee has 90 days to exercise options that have vested as of the date of such employee’s termination, or they are forfeited.
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
The following table sets forth the significant assumptions used in the model:

Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.35% -4.44%	1.69%-3.82%	0.92%-1.46%
Expected volatility	54%-56%	51%-53%	48%-50%
Expected life	6.5 years	6.5 years	6.5 years
We will continue to use judgment in evaluating the expected term and volatility related to stock-based compensation on a prospective basis and incorporate these factors into the Black-Scholes pricing model. We record forfeitures as they occur. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.
As of December 31, 2023, there was approximately $30,075 of unrecognized compensation expense related to non-vested stock option awards and RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
During the year ended December 31, 2023, we granted awards of RSUs to our employees and non-employee directors under our 2020 Plan. These RSUs represent a promise to deliver shares to participants at a future date after certain vesting conditions are met. RSUs do not have the voting rights of common stock and the shares underlying RSUs are not considered issued and outstanding upon grant. The fair value of RSUs is based on the closing stock price of our common stock on the grant-date and expensed over the requisite service period of the award.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity under the plan:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	13	$52.94
Granted	66	45.33
Vested	(23)	47.83
Forfeited	(4)	48.39
Outstanding at December 31, 2023	52	$45.90
Total stock-based compensation expense for the year ended December 31, 2023 related to RSUs was $1,690.
As of December 31, 2023, 23 of the RSUs were vested and there was $1,604 of unrecognized compensation expense related to RSUs that is expected to be recognized over a period of approximately one year.
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
During the years ended December 31, 2023 and 2022, we issued 60 and 36 shares, respectively, under the ESPP. As of December 31, 2023 and 2022, the amount that had been withheld from employees for future purchases under the ESPP was $182 and $179, respectively.
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
The following table sets forth our matching contributions under the plans:

	Year Ended December 31,
	2023	2022	2021
401(k) plan	$7,561	$6,974	$6,189
Group Personal Pension Plan	652	290	252
Registered Retirement Savings Plan	429	406	405
Total matching contributions	$8,642	$7,670	$6,846

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
15. COMMITMENTS AND CONTINGENCIES
From time to time, we issue letters of credit and performance bonds with our third-party lenders, to provide collateral.
Legal Proceedings
We are involved in a variety of other claims and other legal proceedings generally incidental to our normal business activities. When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings and, if material, disclosed below. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. While the ultimate amount of liability incurred in any of these matters is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims. However, the final outcome of any of these claims and legal proceedings cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. For any other claims where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if potentially material, is disclosed below. We routinely review relevant information with respect to our matters and update our accruals, disclosures and estimates of reasonably possible loss based on such reviews. While the outcome of any of these matters cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our financial condition or results of operations.
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. We have been working with SCE to analyze the applicability and scope of force majeure relief based on our force majeure claims. In February 2024, in response to us issuing an invoice to SCE for one of the sites, SCE notified us that they intend to withhold liquidated damages for that project. Our view is that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
On November 6, 2017, we were served with a complaint filed by a customer against nine contractors, including us, claiming both physical damages to the customer’s tangible property and damages caused by various alleged defects in the design of the project through negligent acts and/or omissions, breaches of contract and breaches of the “implied warranty of good and workmanlike manner.” During the year ended December 31, 2021, we accrued a reasonable estimate of the loss, which was included in accrued expenses and other current liabilities in our consolidated balance sheets, and we accrued a loss recovery from insurance proceeds which was included in prepaid expenses and other current assets in our consolidated balance sheets. The estimated loss and the loss recovery were included in selling, general, and administrative expenses in our consolidated statements of income for the year ended December 31, 2021. During the year ended December 31, 2022, we entered into a settlement agreement and the net settlement was paid and the loss recovery from insurance proceeds was reversed during this same period.
Commitments as a Result of Acquisitions
In August 2018, we completed an acquisition of Chelsea Group Limited which provided for a revenue earn-out contingent upon the acquired business meeting certain cumulative revenue targets over five years from the acquisition date. We evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $555 upon acquisition. The fair value was re-evaluated each period and at December 31, 2023 it was determined that the cumulative revenue earn-out targets were not achieved, and the term expired. Therefore, we decreased the contingent consideration by $358 to $0, which was included in selling, general and administrative expenses in our consolidated statements of income during the year ended December 31, 2023
In December 2021, we completed an acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2022. During the year ended December 31, 2022, a payment of $275 was made for the month of December 2021 EBITDA target and during the year ended December 31, 2023, a payment of $3,040 was made for the fiscal year 2022

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
EBITDA target. The fair value of the remaining contingent consideration was $1,465 at December 31, 2023. An increase of $705 in the fair value of contingent consideration was included in selling, general and administrative expenses in our consolidated statements of income during the year ended December 31, 2023. The current portion of the contingent consideration is included in accrued expenses and other current liabilities and the non-current portion is included in other liabilities on the consolidated balance sheets.
See Notes 4 and 18 for additional information.
16. GEOGRAPHIC INFORMATION
The following table presents our long-lived assets related to our operations by geographic area:

	As of December 31,
	2023	2022
Long-lived Tangible Assets
United States	$1,670,322	$1,162,705
Canada	23,549	24,590
Europe	12,948	9,937
Total long-lived assets	$1,706,819	$1,197,232
We attribute revenues to customers based on the location of the customer. The following table presents revenues by geographic region:

	Year Ended December 31,
	2023	2022	2021
Revenues
United States	$1,161,775	$1,712,326	$1,126,141
Canada	63,367	53,461	45,782
Europe	149,491	58,635	43,774
Total revenues	$1,374,633	$1,824,422	$1,215,697
17. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Year Ended December 31,
	2023	2022	2021
(Gain) loss on derivatives	$(1,108)	$(906)	$240
Interest expense, net of interest income	36,169	26,423	14,361
Amortization of debt discount and debt issuance costs	4,201	4,211	2,849
Foreign currency transaction (gain) loss	(581)	144	852
Government incentives	(576)	(2,599)	(1,012)
Factoring fees	5,844	—	—
Other expenses, net	$43,949	$27,273	$17,290

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Estimated amortization expense for existing debt discount and debt issuance costs for the next five succeeding fiscal years is as follows:

Estimated Amortization
2024	$5,801
2025	$3,158
2026	$2,363
2027	$1,378
2028	$1,245
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2023	2022
Assets
Interest rate swap instruments	2	$3,970	$5,202
Liabilities
Interest rate swap instruments	2	$629	$9
Make-whole provisions	2	6,012	5,348
Contingent consideration	3	1,465	4,158
Total liabilities		$8,106	$9,515
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
The balances and subsequent key assumptions used in the model were as follows:

	At December 31,
	2023	2022
Balance of remaining contingent consideration	$1,465	$3,800
Risk-adjusted discount rate	16.9%	16.9%
Estimated EBITDA volatility	70.0%	75.0%
The balance of contingent consideration from the acquisition of certain assets of Chelsea Group Limited was decreased to $0 at December 31, 2023 from $358 at December 31, 2022 as the cumulative revenue earn-out targets were not achieved and the term expired
The following table sets forth a summary of changes in the fair value of contingent consideration liabilities classified as level 3:

	Year Ended December 31,
	2023	2022
Contingent consideration liabilities balance at the beginning of year	$4,158	$2,838
Remeasurement period adjustment	—	(19)
Changes in fair value included in earnings	347	1,614
Payment of contingent consideration	(3,040)	(275)
Contingent consideration liabilities balance at the end of year	$1,465	$4,158
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. Long-term debt is the only category of financial instruments where the difference between fair value and recorded book value is notable. At December 31, 2023 and 2022, the fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2023 and 2022.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (level 2)	$1,466,458	$1,478,394	$869,771	$884,054
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill, and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. Other than intangible assets acquired from the Enerqos acquisition, as noted in Note 4, there were no other assets recorded at fair value on a non-recurring basis as of December 31, 2023 or 2022.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the twelve months ended December 31, 2023, we adopted ASU 2020-04, Reference Rate Reform, for six interest rate swap contracts with the transition from LIBOR to SOFR as the reference rate. In March 2023, we dedesignated one interest rate swap contract for a previous loan facility and entered into a new interest rate swap contract to hedge $14,084 of the extended loan facility. The new interest rate swap was designated as a cash flow hedge. In June 2023, we prepaid one loan facility and terminated the related swap prior to its maturity date. In August 2023, we acquired one interest rate swap through an energy asset project acquisition. This interest rate swap was not designated as an effective hedge and we recorded the change in the valuation in other expenses, net in our consolidated statements of income. See Note 7 for additional information about this energy asset project acquisition.
The following table presents information about the fair value amounts of our derivative instruments:

		Derivatives as of December 31,
		2023	2022
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$1,023	$1,748
Interest rate swap contracts	Other liabilities	$—	$9
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$2,947	$3,454
Interest rate swap contracts	Other liabilities	$629	$—
Make-whole provisions	Other liabilities	$6,012	$5,348
As of December 31, 2023, all but three of our freestanding derivatives were designated as hedging instruments and as of December 31, 2022, all but two of our derivatives were designated as hedging instruments.
The following tables present information about the effects of our derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2023	2022	2021
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$(770)	$1,037	$2,086
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other expenses, net	$1,354	$(2,738)	$(996)
Commodity swap contracts	Other expenses, net	$—	$2,338	$2,325
Make-whole provisions	Other expenses, net	$(2,462)	$(506)	$(1,089)
The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

Year Ended December 31, 2023
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the year	$1,284
Unrealized gain recognized in AOCI	232
Gain reclassified from AOCI to other expenses, net	(770)
AOCI at the end of the year	$746

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables present all of our active derivative instruments as of December 31, 2023:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	March 2033	$6,968	Not Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$223
Make-whole provisions	Liability	August 2016	April 2031	$49
Make-whole provisions	Liability	April 2017	February 2034	$35
Make-whole provisions	Liability	November 2020	December 2027	$33
Make-whole provisions	Liability	October 2011	May 2028	$6
Make-whole provisions	Liability	May 2021	April 2045	$37
Make-whole provisions	Liability	July 2021	March 2046	$2,334
Make-whole provisions	Liability	June 2022	March 2042	$997
Make-whole provisions	Liability	March 2023	December 2047	$2,298

20. BUSINESS SEGMENT INFORMATION
Our reportable segments for the year ended December 31, 2023 were U.S. Regions, U.S. Federal, Canada, Alternative Fuels, and Europe. The remaining amounts are included in “All Other”. Europe was formerly included in “All Other” but was disaggregated due to growth in the segment in 2023. As a result, previously reported amounts have been reclassified for comparative purposes.
Our U.S. Regions, U.S. Federal, Canada, and Europe segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services which include the construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
Our Alternative Fuels segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and O&M services for customer owned small-scale plants. Our U.S. Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments.
For the years ended December 31, 2023, 2022, and 2021, 71.8%, 46.0%, and 67.0%, respectively, of our revenues have been derived from federal, state, provincial, or local government entities, including public housing authorities, public universities and municipal utilities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 29.3%, 21.5%, and 32.3% of our consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Revenues from the U.S. federal government are included in our U.S. Federal segment. Other than the U.S. federal government, one customer represented 39.6% of our revenues during the year ended December 31, 2022. Revenues from this customer is included in our U.S. Regions segment.
The reports of our chief operating decision maker do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents our business segment information and reconciliation to our consolidated financial statements:

	U.S. Regions	U.S. Federal	Canada	Alternative Fuels	Europe	All Other	Total
2023
Revenues	$557,122	$402,884	$70,110	$117,075	$152,842	$74,600	$1,374,633
Earnings from unconsolidated entities	—	1,758	—	—	—	—	1,758
(Gain) loss on derivatives	(2,326)	857	(136)	497	—	—	(1,108)
Net interest expense (income)	6,169	1,429	834	16,019	2,477	(6)	26,922
Depreciation and intangible asset amortization	27,060	5,343	1,626	26,160	2,290	1,650	64,129
Unallocated corporate activity	—	—	—	—	—	—	(68,372)
Income before taxes, excluding unallocated corporate activity	38,746	49,237	3,813	6,215	4,188	4,442	106,641

2022
Revenues	1,123,343	391,891	58,558	114,459	61,645	74,526	1,824,422
Earnings from unconsolidated entities	—	1,647	—	—	—	—	1,647
(Gain) loss on derivatives	(354)	—	(152)	294	—	—	(212)
Net interest expense (income)	6,948	1,231	917	8,657	25	(3)	17,775
Depreciation and intangible asset amortization	21,463	4,905	1,702	23,354	575	433	52,432
Unallocated corporate activity	—	—	—	—	—	—	(71,180)
Income before taxes, excluding unallocated corporate activity	88,531	50,866	2,554	22,989	5,589	6,370	176,899

2021
Revenues	551,118	392,948	49,483	111,223	46,164	64,761	1,215,697
Loss from unconsolidated entities	(56)	—	—	—	(62)	—	(118)
(Gain) loss on derivatives	(1,017)	—	(73)	1,330	—	—	240
Net interest expense	6,255	1,294	879	5,793	378	—	14,599
Depreciation and intangible asset amortization	15,699	4,666	1,872	21,080	716	724	44,757
Unallocated corporate activity	—	—	—	—	—	—	(47,361)
Income before taxes, excluding unallocated corporate activity	38,285	52,388	1,581	27,774	2,997	2,480	125,505
See Note 3 for additional information about our revenues by product line.
21. ASSETS HELD FOR SALE
During the year ended December 31, 2023, we determined that there were 5 energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. The carrying value of these assets was $38,404, with liabilities directly associated with assets classified as held for sale of $8,351 as of December 31, 2023. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.
The table below reflects the assets and liabilities associated with assets held for sale by segment:

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	December 31, 2023
	U.S. Regions	U.S. Federal	Total
Other assets	$18,895	$18,253	$37,148
Operating lease assets	1,256	—	1,256
Assets classified as held for sale	$20,151	$18,253	$38,404
Accounts payable	(5,418)	(601)	(6,019)
Accrued expenses and other current liabilities	(14)	—	(14)
Billings in excess of cost and estimated earnings	—	(1,088)	(1,088)
Long-term operating lease liabilities, net of current portion	(1,230)	—	(1,230)
Liabilities directly associated with assets classified as held for sale	$(6,662)	$(1,689)	$(8,351)
22. SUBSEQUENT EVENTS
On February 9, 2024, we signed an Equity Purchase Agreement to sell a 40% membership interest of Ameresco Roxana RNG LLC to Republic Services Renewable Energy, LLC for a purchase price of $28,864.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
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
During the year ended December 31, 2023, two leases commenced under lease agreements that contained in-kind consideration in the form of services. In connection with these complex lease agreements unique to Ameresco, we updated the design of existing lease controls to support modifications to our business processes and related accounting procedures.

Except as disclosed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Director and Officer Trading Arrangements
A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other shares of Class A common stock held by such individuals, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons. Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in a company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
The following table describes, for the fourth quarter of 2023, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
George Sakellaris, President, Chief Executive Officer and Director	Termination (November 13, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted (1)	Sale	(2)	(2)
Nicole Bulgarino, Executive Vice President and General Manager, Federal Solutions	Termination (November 20, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted (3)	Sale	(2)	(2)
(1) Adopted on March 8, 2023.
(2) This trading arrangement provided for the automatic sale of shares underlying RSUs in an amount sufficient to satisfy the applicable tax withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligation. The number of shares subject to covered RSUs that could have been sold under this trading arrangement was unknown as the number would have varied based on the extent to which vesting conditions were satisfied, the market price of tour Class A common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.
(3) Adopted on March 9, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2024 annual meeting of stockholders
Code of Business Conduct and Ethics: We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available under the Investor Relations section of our website located at www.ameresco.com. In addition, we intend to post on our website all disclosures that are required by law or applicable NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. None of the material on our website is part of this Form 10-K.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2024 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2024 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2024 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2024 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Page
(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements”	42
(a)(2)	Financial Statement Schedules: None
	Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.
(a)(3)	Exhibits:

Exhibit Number	Exhibit Description
3.1
Restated Certificate of Incorporation of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 27, 2010 and filed with the Commission on July 30, 2010 and incorporated herein by reference.

3.2	Second Amended and Restated By-Laws of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on April 24, 2023 and incorporated herein by reference.
4.1
Specimen Certificate evidencing shares of Class A common stock. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (pre-effective amendment no. 4; reg. no. 333-165821) and incorporated herein by reference.

4.16
Description of Ameresco, Inc. Securities Registered under Section 12 of the Exchange Act. Filed as Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the Commission on March 4, 2020 and incorporated herein by reference.

10.1.1
Fifth Amended and Restated Credit Agreement dated as of March 4, 2022 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), BOFA Securities, Inc. as sole lead arranger and sole bookrunner and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 4, 2022 and incorporated herein by reference.

10.1.2
Amendment No. 1 to Fifth Amended and Restated Credit Agreement dated as of June 9, 2022 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), BOFA Securities, Inc. as sole lead arranger and sole bookrunner and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2022 and filed with the Commission on August 2, 2023

10.1.3
Amendment No. 2 to Fifth Amended and Restated Credit Agreement dated March 17, 2023 among Ameresco, Inc., certain guarantors party thereto, certain lenders party thereto from time to time and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.3 to our Form 10-Q for the quarter ended March 31, 2023 and filed with the Commission on May 2, 2023.

10.1.4
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

10.1.5
Amendment No. 4 to Fifth Amended and Restated Credit Agreement dated as of December 11, 2023 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), and Bank of America, N.A. as Administrative Agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 11, 2023 and incorporated herein by reference.

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
10.5.1+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each non-employee director. Filed as Exhibit 10.6.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 and incorporated herein by reference.

10.5.2+
Form of Indemnification Agreement entered into between Ameresco, Inc. and each employee director. Filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the Commission on March 31, 2011 and incorporated herein by reference.

10.6+
Ameresco, Inc. 2017 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 and filed with the Commission on August 4, 2020 and incorporated herein by reference.

10.7+
Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 and filed with the Commission on August 8, 2019 and incorporated herein by reference.

10.8+
Offer Letter between the Company and Doran Hole dated June 26, 2019. Filed as Exhibit 10.1 to our Current Report on Form 8-k filed with the Commission on July 1, 2019 and incorporated herein by reference.

10.9#
Turnkey Engineering, Procurement, Construction and Maintenance Agreement dated as of October 21, 2021, by and between Ameresco, Inc. and Southern California Edison Company. Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

10.10+
Form of Non-Employee Director Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

10.11*+	Ameresco, Inc. Form of 2023 Executive/Employee RSU Award Agreement.
10.12+
Non-Employee Director Compensation Policy. Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

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
101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Exhibit Number	Description
+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.
#	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: February 29, 2024	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
George P. Sakellaris
/s/ Spencer Doran Hole	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Spencer Doran Hole
/s/ Mark Chiplock	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Mark Chiplock
/s/ David J. Corrsin	Director	February 29, 2024
David J. Corrsin
/s/ Claire Hughes Johnson	Director	February 29, 2024
Claire Hughes Johnson
/s/ Nickolas Stavropoulos	Director	February 29, 2024
Nickolas Stavropoulos
/s/ Jennifer L. Miller	Director	February 29, 2024
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	February 29, 2024
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	February 29, 2024
Frank V. Wisneski
/s/ Charles R. Patton	Director	February 29, 2024
Charles R. Patton