Form 10-K/A
period 2023-12-31
Ameresco, Inc.
filed 2024-03-11
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 23, 2024
Class A Common Stock, $0.0001 par value per share	34,282,945
Class B Common Stock, $0.0001 par value per share	18,000,000

Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts	PCAOB ID:	49
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2024 annual meeting of stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1” or “Form 10-K/A”) amends the Annual Report on Form 10-K for the period ended December 31, 2023, originally filed on February 29, 2024 (the “Original Form 10-K”) of Ameresco, Inc. (the “Company”, “we” or “our”) solely to include Exhibit 97.1 to the Form 10-K/A, our Dodd-Frank Compensation Recovery Policy, which was inadvertently omitted. There are no other changes to the Original Form 10-K.
This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements”
(a)(2)	Financial Statement Schedules: None
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

10.11+
Ameresco, Inc. Form of 2023 Executive/Employee RSU Award Agreement. Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Commission on February 29, 2024 and incorporated herein by reference.

10.12+
Non-Employee Director Compensation Policy. Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

21.1
Subsidiaries of Ameresco, Inc. Filed as Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Commission on February 29, 2024 and incorporated herein by reference..

23.1
Consent of RSM US LLP. Filed as Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Commission on February 29, 2024 and incorporated herein by reference.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Ameresco, Inc. Dodd-Frank Compensation Recovery Policy
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

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Exhibit Number	Description
*	Filed herewith.
**	Furnished herewith.
+	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.
#	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date: March 11, 2024	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer