Form 10-Q
period 2024-03-31
Ameresco, Inc.
filed 2024-05-07
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 1, 2024
Class A Common Stock, $0.0001 par value per share	34,338,602
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2024 (Unaudited) and December 31, 2023	1
Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2024 and 2023 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended March 31, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5. Other Information	38
Item 6. Exhibits	39
Signatures	40

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$77,681	$79,271
Restricted cash (1)	57,737	62,311
Accounts receivable, net of allowance of $898 and $903, respectively (1)	146,836	153,362
Accounts receivable retainage, net	32,158	33,826
Costs and estimated earnings in excess of billings (1)	652,428	636,163
Inventory, net	13,076	13,637
Prepaid expenses and other current assets (1)	118,813	123,391
Income tax receivable	4,836	5,775
Project development costs, net	22,907	20,735
Total current assets (1)	1,126,472	1,128,471
Federal ESPC receivable	577,651	609,265
Property and equipment, net (1)	17,170	17,395
Energy assets, net (1)	1,788,569	1,689,424
Deferred income tax assets, net	25,677	26,411
Goodwill, net	75,311	75,587
Intangible assets, net	6,197	6,808
Operating lease assets (1)	69,348	58,586
Restricted cash, non-current portion (1)	12,553	12,094
Other assets (1)	104,318	89,735
Total assets (1)	$3,803,266	$3,713,776
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$539,201	$322,247
Accounts payable (1)	437,240	402,752
Accrued expenses and other current liabilities (1)	109,954	108,831
Current portions of operating lease liabilities (1)	14,220	13,569
Billings in excess of cost and estimated earnings	61,267	52,903
Income taxes payable	398	1,169
Total current liabilities (1)	1,162,280	901,471
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,011,576	1,170,075
Federal ESPC liabilities	504,689	533,054
Deferred income tax liabilities, net	4,584	4,479
Deferred grant income	6,737	6,974
Long-term operating lease liabilities, net of current portion (1)	50,710	42,258
Other liabilities (1)	88,619	82,714
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	43,908	46,865
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2024 and December 31, 2023 of $194,752 and $312,701, respectively. Includes liabilities of consolidated VIEs at March 31, 2024 and December 31, 2023 of $45,878 and 199,063, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	March 31, 2024	December 31, 2023
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,421,956 shares issued and 34,320,161 shares outstanding at March 31, 2024, 36,378,990 shares issued and 34,277,195 shares outstanding at December 31, 2023	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	327,367	320,892
Retained earnings	592,947	595,911
Accumulated other comprehensive loss, net	(3,592)	(3,045)
Treasury stock, at cost, 2,101,795 shares at March 31, 2024 and December 31, 2023	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	904,939	901,975
Non-controlling interests	25,224	23,911
Total stockholders’ equity	930,163	925,886
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,803,266	$3,713,776

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$298,406	$271,042
Cost of revenues	251,413	221,094
Gross profit	46,993	49,948
Earnings from unconsolidated entities	555	450
Selling, general and administrative expenses	39,555	41,301
Operating income	7,993	9,097
Other expenses, net	14,171	8,043
(Loss) income before income taxes	(6,178)	1,054
Income tax provision (benefit)	—	(503)
Net (loss) income	(6,178)	1,557
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,241	(455)
Net (loss) income attributable to common shareholders	$(2,937)	$1,102

Net (loss) income per share attributable to common shareholders:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02
Weighted average common shares outstanding:
Basic	52,289	51,963
Diluted	52,289	53,261

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(6,178)	$1,557
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate hedges, net of tax	539	(868)
Foreign currency translation adjustments	(1,162)	282
Total other comprehensive loss	(623)	(586)
Comprehensive (loss) income	(6,801)	971
Comprehensive (loss) income attributable to non-controlling interests and redeemable non-controlling interests:
Net loss (income)	3,241	(455)
Foreign currency translation adjustments	76	(8)
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,317	(463)
Comprehensive (loss) income attributable to common shareholders	$(3,484)	$508

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Retained Earnings		Shares	Amount
Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	$(4,051)	2,101,795	$(11,788)	$49,002	$873,031
Exercise of stock options	—	82,000	—	—	—	571	—	—	—	—	—	571
Stock-based compensation expense	—	—	—	—	—	4,037	—	—	—	—	—	4,037
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(868)	—	—	—	(868)
Foreign currency translation adjustment	—	—	—	—	—	—	—	274	—	—	8	282
Distributions to redeemable non-controlling interests	(178)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Investment fund call option exercise	196	—	—	—	—	(196)	—	—	—	—	—	(196)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	16,417	16,417
Net income	32	—	—	—	—	—	1,102	—	—	—	423	1,525
Balance, March 31, 2023	$46,700	34,030,362	$3	18,000,000	$2	$310,726	$534,624	$(4,645)	2,101,795	$(11,788)	$65,850	$894,772

Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	$(3,045)	2,101,795	$(11,788)	$23,911	$925,886
Exercise of stock options	—	31,889	—	—	—	183	—	—	—	—	—	183
Stock-based compensation expense	—	—	—	—	—	3,026	—	—	—	—	—	3,026
Restricted stock units released	—	11,077	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	539	—	—	—	539
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,086)	—	—	(76)	(1,162)
Distributions to redeemable non-controlling interests	(129)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from non-controlling interests	—	—	—	—	—	3,040	—	—	—	—	25,824	28,864
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(63)	(63)
Purchase of shares from non-controlling interest	—	—	—	—	—	226	—	—	—	—	(23,986)	(23,760)
Net loss	(2,855)	—	—	—	—	—	(2,937)	—	—	—	(386)	(3,323)
Balance, March 31, 2024	$43,908	34,320,161	$3	18,000,000	$2	$327,367	$592,947	$(3,592)	2,101,795	$(11,788)	$25,224	$930,163
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(6,178)	$1,557
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation of energy assets, net	17,124	13,341
Depreciation of property and equipment	1,175	644
Increase in contingent consideration	—	121
Accretion of ARO liabilities	66	66
Amortization of debt discount and debt issuance costs	982	790
Amortization of intangible assets	539	302
Provision for bad debts	1	93
Loss on write-off of long-lived assets	—	18
Non-cash project revenue related to in-kind leases	(775)	—
Earnings from unconsolidated entities	(555)	(450)
Net (gain) loss from derivatives	(2,359)	163
Stock-based compensation expense	3,026	4,037
Deferred income taxes, net	687	(7,142)
Unrealized foreign exchange loss (gain)	806	(29)
Changes in operating assets and liabilities:
Accounts receivable	5,899	58,954
Accounts receivable retainage	1,580	2,439
Federal ESPC receivable	(26,395)	(33,736)
Inventory, net	561	608
Costs and estimated earnings in excess of billings	(7,842)	85,748
Prepaid expenses and other current assets	104	929
Income taxes receivable, net	180	6,380
Project development costs	(1,728)	(1,812)
Other assets	(1,413)	(1,903)
Accounts payable, accrued expenses and other current liabilities	23,849	(82,266)
Billings in excess of cost and estimated earnings	9,160	9,398
Other liabilities	2,323	522
Cash flows from operating activities	20,817	58,772
Cash flows from investing activities:
Purchases of property and equipment	(962)	(1,657)
Capital investment in energy assets	(105,633)	(89,787)
Capital investment in major maintenance of energy assets	(5,355)	(589)
Net proceeds from equity method investment	12,956	—
Contributions to equity method investments	(4,776)	—
Acquisitions, net of cash received	—	(9,182)
Loans to joint venture investments	—	(38)
Cash flows from investing activities	(103,770)	(101,253)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(590)	$(366)
Proceeds from exercises of options and ESPP	183	571
Proceeds from senior secured revolving credit facility, net	20,100	—
Proceeds from long-term debt financings	89,321	58,188
Proceeds from Federal ESPC projects	19,581	42,309
Net proceeds from energy asset receivable financing arrangements	4,748	4,438
Contributions from non-controlling interests	28,864	16,308
Distributions to non-controlling interest	(63)	—
Distributions to redeemable non-controlling interests, net	(133)	(161)
Payment on seller's promissory note	(29,441)	—
Payments on long-term debt and financing leases	(55,196)	(15,159)
Cash flows from financing activities	77,374	106,128
Effect of exchange rate changes on cash	(126)	42
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,705)	63,689
Cash, cash equivalents, and restricted cash, beginning of period	153,676	149,888
Cash, cash equivalents, and restricted cash, end of period	$147,971	$213,577

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,911	$13,135
Cash paid for income taxes	$59	$323
Non-cash Federal ESPC settlement	$49,926	$—
Accrued purchases of energy assets	$88,447	$97,542
Non-cash contributions from non-controlling interest	$—	$109
Non-cash financing for energy asset project acquisition	$32,500	$—

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
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results which may be expected for the full year. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our annual report on Form 10-K (“2023 Form 10-K”) filed with the Securities and Exchange Commission on February 29, 2024.
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
Significant Risks and Uncertainties
Global factors have continued to result in global supply chain disruptions and inflationary pressures.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2023 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses, beginning of period	$903	$911
Charges to (recoveries of) costs and expenses, net	1	93
Account write-offs and other	(6)	(33)
Allowance for credit losses, end of period	$898	$971
Accounts Receivable Factoring
Ameresco’s wholly-owned subsidiary in Italy entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions on a non-recourse basis. These transactions are accounted for in accordance with ASC Topic 860, Transfers and Servicing and result in a reduction in accounts receivable because the agreements transfer effective control over the receivables, and related risk, to the buyers. Our Italian subsidiary does not retain any interest in the underlying accounts

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
receivable once sold. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets, and cash received is reflected in operating activities in the condensed consolidated statements of cash flows. Factoring fees during the three months ended March 31, 2024 and 2023 were $169 and $0, respectively, and are included in other expense, net in the condensed consolidated statements of income. See Note 18. Other Expenses, Net.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.
Prepaid expenses and other current assets comprised of the following:

	March 31, 2024	December 31, 2023
Other receivables	$44,014	$74,454
Deferred project costs	65,020	38,240
Prepaid expenses	9,779	10,697
Prepaid expenses and other current assets	$118,813	$123,391
Recent Accounting Pronouncements

Business Combinations— Joint Venture Formations
In August 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated consolidated financial statements.
Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which updates the disclosure or presentation requirements for a variety of topics in the codification. ASU 2023-06 is effective from the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. We will monitor the removal of the requirements from the current regulations and adopt the related amendments, but we do not anticipate this new guidance will have a material impact on our condensed consolidated financial statements as we are currently subject to SEC requirements.
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
Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify how to determine if a profits interest or similar award is within the scope of ASC 718 or is not a share-based payment arrangement and is within the scope of other guidance. ASU 2024-01 is effective for fiscal years

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
beginning after December 15, 2024. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
Codification Improvements—Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, to remove references to various FASB Concepts Statements based on suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three months ended March 31, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2024:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$116,211	$43,479	$41,424	$3,163	$7	$204,284
O&M revenue	6,933	15,278	747	2,377	—	25,335
Energy assets	13,754	1,929	171	27,300	—	43,154
Other	1,387	204	1,780	19	22,243	25,633
Total revenues	$138,285	$60,890	$44,122	$32,859	$22,250	$298,406
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2023:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$119,231	$45,549	$17,200	$—	$1,250	$183,230
O&M revenue	5,539	12,700	333	3,686	—	22,258
Energy assets	14,407	1,076	519	24,653	117	40,772
Other	1,365	231	1,044	—	22,142	24,782
Total revenues	$140,542	$59,556	$19,096	$28,339	$23,509	$271,042

The following table presents information related to our revenue recognized over time:

	Three Months Ended March 31,
	2024	2023
Percentage of revenue recognized over time	94%	93%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended March 31,
	2024	2023
United States	$239,099	$233,084
Canada	15,180	17,234
Europe	44,127	20,724
Total revenues	$298,406	$271,042
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Accounts receivable, net	$146,836	$153,362
Accounts receivable retainage, net	32,158	33,826
Contract Assets:
Costs and estimated earnings in excess of billings	$652,428	$636,163
Contract Liabilities:
Billings in excess of cost and estimated earnings	$61,267	$52,903
Billings in excess of cost and estimated earnings, non-current (1)	19,883	18,688
Total contract liabilities	$81,150	$71,591

	March 31, 2023	December 31, 2022
Accounts receivable, net	$130,940	$174,009
Accounts receivable retainage, net	35,625	38,057
Contract Assets:
Costs and estimated earnings in excess of billings	$497,762	$576,363
Contract Liabilities:
Billings in excess of cost and estimated earnings	$39,326	$34,796
Billings in excess of cost and estimated earnings, non-current (1)	12,510	7,617
Total contract liabilities	$51,836	$42,413

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the three months ended March 31, 2024 was primarily due to billings of $210,475 offset by revenue recognized of $203,216. Contract assets are also affected by reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2024, we recognized revenue of $60,748 and billed $46,306 to customers that had balances which were included in contract liabilities at December 31, 2023.
The decrease in contract assets for the three months ended March 31, 2023 was primarily due to billings of $286,203 offset by revenue recognized of $190,415. Contract assets also decreased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied.. For the three months ended March 31, 2023, we recognized revenue of $34,715 and billed $39,082 to customers that had balances which were included in the beginning balance of contract liabilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At March 31, 2024, we had contracted backlog of $2,658,592 of which approximately 32% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $3,120 and $2,612 were recognized in our condensed consolidated statements of (loss) income on projects that converted to customer contracts during the three months ended March 31, 2024 and 2023, respectively.
No impairment charges in connection with our project development costs were recorded during the three or three months ended March 31, 2024 and 2023.
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
The results of the acquisition since the date of the acquisition have been included in our operations as presented in the accompanying condensed consolidated statements of (loss) income, condensed consolidated statements of comprehensive (loss) income and condensed consolidated statements of cash flows. For the quarter ended March 31, 2024, we recognized $4,178 of revenue and $740 of net loss relating to Enerqos.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
A summary of the cumulative consideration paid and allocation of the purchase price for the Enerqos acquisition are presented in the table below:

	Preliminary March 31, 2023	Measurement Period Adjustment	As Adjusted December 31, 2023
Cash	$9,535	$—	$9,535
Long-term debt assumed, net of current portions	3,951	—	3,951
FX adjustment	(41)	—	(41)
Fair value of consideration transferred	$13,445	$—	$13,445

Cash and cash equivalents	$190	$—	$190
Accounts receivable	6,230	—	6,230
Costs and estimated earnings in excess of billings	8,985	—	8,985
Prepaid expenses and other current assets	16,504	—	16,504
Project development costs	5,140	—	5,140
Property and equipment and energy assets	1,234	—	1,234
Intangible assets	4,438	—	4,438
Long-term restricted cash	163	—	163
Accounts payable	(15,480)	—	(15,480)
Accrued expenses and other current liabilities	(4,510)	165	(4,345)
Current portions of long-term debt	(15,165)	—	(15,165)
Deferred income tax liabilities, net	(931)	—	(931)
Other liabilities	(208)	—	(208)
Recognized identifiable assets acquired and liabilities assumed	$6,590	$165	$6,755
Goodwill	$6,855	$(165)	$6,690
5. GOODWILL AND INTANGIBLE ASSETS, NET
Due to the change in the structure of our internal organization, a portion of our goodwill was allocated to two new reporting units based on their relative fair values as of January 1, 2024. See Note 3 for additional information about the organizational changes. The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2023	$40,681	$3,981	$13,034	$—	$17,891	$75,587
Goodwill acquired during the year	—	—	—	—	—	—
Fair value allocation	(1,474)	—	—	—	1,474	—
Currency effects	(70)	—	(206)	—	—	(276)
Balance, March 31, 2024	$39,137	$3,981	$12,828	$—	$19,365	$75,311
Definite-lived intangible assets, net consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Gross carrying amount	$36,960	37,147
Less - accumulated amortization	(30,763)	(30,339)
Intangible assets, net	$6,197	$6,808

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended March 31,
Asset type	Location	2024	2023
All other intangible assets	Selling, general and administrative expenses	539	302
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	March 31, 2024	December 31, 2023
Energy assets (1)	$2,170,223	$2,054,145
Less - accumulated depreciation and amortization	(381,654)	(364,721)
Energy assets, net	$1,788,569	$1,689,424

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Also includes the energy asset projects acquired in January 2024. See section below for additional information.

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
The purchase price for phase 1 was $87,964, of which $5,000 was paid in cash, $46,694 was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36,270. We also acquired cash of $11,206. During the year ended December 31, 2023, we paid $18,400 in principal on the sellers note. In January 2024, the purchase price was increased by $1,147 and we paid off the seller’s note in the amount of $29,441. We also assumed a land lease for the energy asset project.
On December 28, 2023, we executed an amended and restated purchase and sale agreement, which primarily revised the timing of payments on phase 2. In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $47,956, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The remaining balance due of $5,617 is included in accrued expenses and other current liabilities at March 31, 2024. We also assumed four land leases for the energy asset projects.
Phase 2, the purchase of the energy asset projects did not constitute a business in accordance with ASC 805-50, Business Combinations.
See Note 8 for additional information about these loans, Note 7 for information on the leases and Note 10 for potential additional commitments.
Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Three Months Ended March 31,
Location	2024	2023
Cost of revenues (2)	$17,124	$13,341

(2) Includes depreciation and amortization on financing lease assets (see Note 7).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended March 31,
	2024	2023
Capitalized interest	$14,872	$6,376

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	March 31, 2024	December 31, 2023
ARO assets, net	Energy assets, net	$4,619	$4,800

ARO liabilities, non-current	Other liabilities	$5,886	$5,960

	Three Months Ended March 31,
	2024	2023
Depreciation expense of ARO assets	$44	$55
Accretion expense of ARO liabilities	$66	$66
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$69,348	$58,586

Current portions of operating lease liabilities	$14,220	$13,569
Long-term portions of operating lease liabilities	50,710	42,258
Total operating lease liabilities	$64,930	$55,827
Weighted-average remaining lease term	19 years	18 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$26,736	$27,262

Current portions of financing lease liabilities	$1,027	$871
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	12,871	13,057
Total financing lease liabilities	$13,898	$13,928
Weighted-average remaining lease term	13 years	13 years
Weighted-average discount rate	12.05%	12.05%

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The costs related to our leases were as follows:

	Three Months Ended March 31,
	2024	2023
Operating Leases:
Operating lease costs	$3,056	$2,120

Financing Leases:
Amortization expense	526	526
Interest on lease liabilities	392	444

Total lease costs	$3,974	$3,090

Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$4,932	$1,852
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities (1)	$12,736	$1,319

(1) Includes non-monetary lease transactions of $10,378. See disclosure below for additional information.
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2024	$12,766	$2,207
2025	12,403	2,213
2026	7,093	2,054
2027	6,006	1,922
2028	5,061	1,955
Thereafter	61,421	15,935
Total minimum lease payments	104,750	26,286
Less: interest	39,820	12,388
Present value of lease liabilities	$64,930	$13,898
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of March 31, 2024 and relates to lease payments to be made over a 20-year period. We are in process of modifying the terms of this agreement such that the criteria to record a ROU asset and ROU liability may not be met.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the three months ended March 31, 2024 based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Sale-leasebacks
These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back one energy assets for $4,444 in cash proceeds under this facility during the three months ended March 31, 2024. As of March 31, 2024, we have available funds remaining under this lending commitment.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $57 for the three months ended March 31, 2024 and 2023, respectively.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants. As of March 31, 2024, we were in default under this agreement as we had failed to satisfy the insurance requirements and historical coverage ratio under this agreement. On May 3, 2024, we received a waiver of this default.
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
Senior secured revolving credit facility (1)	$160,000	$140,000
Senior secured term loans	108,750	139,900
Energy asset construction facilities (2)	469,904	470,248
Energy asset term loans (2)	632,883	564,530
Sale-leasebacks (3)	185,863	185,698
Financing lease liabilities (4)	13,898	13,928
Total debt and financing lease liabilities	1,571,298	1,514,304
Less: current maturities	539,201	322,247
Less: unamortized discount and debt issuance costs	20,521	21,982
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,011,576	$1,170,075

(1) At March 31, 2024, funds of $27,269 were available for borrowing under this facility.
(2) Most of these agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.
(3) These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities. See Note 7 for additional disclosures.
(4) Financing lease liabilities are sale-leaseback arrangements under previous guidance. See Note 7 for additional disclosures.
Senior Secured Term Loans
On April 10, 2024, we entered into amendment number five to the fifth amended and restated senior secured credit facility to extend the maturity date of the delayed draw term loan A (“DDTLA”) from March 4, 2025 to August 15, 2024. The amendment also included the following modifications:
•principal installments on the DDTLA of $5,000 at closing of the amendment and $7,500 each on or before May 15, 2024, June 15, 2024, and July 15, 2024, with the balance of $7,500 due on August 15, 2024,
•the date by which we shall use commercially reasonable efforts to raise $100,000 in equity or subordinated debt financing was changed from April 15, 2024 to May 15, 2024.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
October 2022, Financing Facility, 6.70%, due August 31, 2039
During the three months ended March 31, 2024, we drew down an additional $35,448 and at March 31, 2024, $376,836 was outstanding under this facility, net of unamortized debt discount and issuance costs.
April 2023, Construction Credit Facility, 6.80%, due July 31, 2024
During the three months ended March 31, 2024, we drew down an additional $5,001 and at March 31, 2024, $138,260 was outstanding under this facility, net of unamortized debt discount. At March 31, 2024, there was no availability remaining.
August 2023, Construction Credit Facility, 9.32%, due August 31, 2026
During the three months ended March 31, 2024, we drew down an additional $31,204 and at March 31, 2024, $296,931 was outstanding under this facility, net of unamortized debt discount and issuance costs. We were in default on this credit facility due to administrative errors, for which a waiver was received on April 5, 2024.
Debt Instruments - Energy Project Asset Acquisitions
As discussed in Note 6, on August 4, 2023, we acquired an energy asset project. The purchase price for phase 1 was $87,964, of which $5,000 was paid in cash, $46,694 was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36,270. During the year ended December 31, 2023, we paid $18,400 in principal on the seller’s note. In January 2024, the purchase price was increased by $1,147 and we paid off the seller’s note in the amount of $29,441.
On February 26, 2024, the construction loan in the amount of $36,270 was converted into a term loan and has a maturity date of April 2030. The term loan bears a base SOFR interest rate of 5.33% at March 31, 2024, and an applicable margin of 1.635% per annum for four years after the term conversion date and 1.76% per annum for the following two years. The interest and principal is paid quarterly commencing on March 31, 2024. We failed to achieve the final conditions required to convert the term loan on or prior to March 31, 2024, however, a waiver was obtained on May 1, 2024 and the deadline of achieving the final conditions was extended to May 31, 2024.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $47,956, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The note bears interest at fixed rate of 5.0% per annum and the principal and interest is due on August 2024.
April 2024, Senior Secured Notes, due June 30, 2042
On April 5, 2024, an Omnibus Amendment and Reaffirmation Agreement was executed with reference to the Note Purchase and Private Shelf Agreement, dated as of July 27, 2021, and two new series B notes (first lien and second lien) were authorized in the amounts of $92,512 and $12,657, with a maturity date of June 30, 2042. Gross proceeds from the initial issuance on April 5, 2024 were $83,282 and $12,292 with the remainder to be issued upon achieving certain permitting-related and other administrative conditions. The notes bear interest at fixed rates of 6.20% and 8.00%, respectively, per annum and the interest is payable quarterly commencing September 30, 2024. At closing, we incurred $1,052 in lenders fees and debt issuance costs. Proceeds from these notes in the amount of $86,462 were used to pay a portion of the August 2023 construction credit facility.
9. INCOME TAXES
We recorded a provision for income taxes of $0 and benefit of $503 for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate was 0.0% for the three months ended March 31, 2024, compared to a benefit of 47.7% for the three months ended March 31, 2023. The principal reasons for the higher effective rate for 2024 is due to the effects of a smaller Section 179D Energy Efficient Building deduction, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024, state taxes, and foreign earnings.

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
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. We have been working with SCE to analyze the applicability and scope of force majeure relief based on our force majeure claims. In February 2024, in response to us issuing an invoice to SCE for one of the sites, SCE notified us that they intend to withhold liquidated damages for that project. Our view is that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $1,465 upon acquisition and as of December 31, 2023. At March 31, 2024, the fair value of the contingent consideration remained consistent at $1,465 and is included in accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. See Note 11 for additional information.
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We shall record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of March 31, 2024, none of the earn-out amounts are considered probable and estimable.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	March 31, 2024	December 31, 2023
Assets:
Interest rate swap instruments	2	$5,172	$3,970
Liabilities:
Interest rate swap instruments	2	$—	$629
Make-whole provisions	2	4,755	6,012
Contingent consideration	3	1,465	1,465
Total liabilities		$6,220	$8,106
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	March 31, 2024	December 31, 2023
Contingent consideration liability balance at the beginning of period	$1,465	$4,158
Changes in fair value included in earnings	—	347
Payment of contingent consideration	—	(3,040)
Contingent consideration liability balance at the end of period	$1,465	$1,465
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of March 31, 2024		As of December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,527,006	$1,536,879	$1,466,458	$1,478,394
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the three months ended March 31, 2024 and the year ended December 31, 2023.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of March 31, 2024 or December 31, 2023.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		March 31, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,752	$1,023
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$3,420	$2,947
Interest rate swap contracts	Other liabilities	$—	$629
Make-whole provisions	Other liabilities	$4,755	$6,012
As of March 31, 2024 and December 31, 2023, all but 3 of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net (Loss) Income
	Location of (Gain) Loss Recognized in Net (Loss) Income	Three Months Ended March 31,
		2024	2023
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(276)	$11
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,102)	$458
Make-whole provisions	Other expenses, net	$(1,257)	$(295)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Three Months Ended March 31, 2024
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$746
Unrealized gain recognized in AOCI	815
Gain reclassified from AOCI to other expenses, net	(276)
Gain on derivatives	539
Accumulated gain in AOCI at the end of the period	$1,285

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of March 31, 2024:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	March 2033	$6,968	Not Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$169
Make-whole provisions	Liability	August 2016	April 2031	$35
Make-whole provisions	Liability	April 2017	February 2034	$27
Make-whole provisions	Liability	November 2020	December 2027	$26
Make-whole provisions	Liability	October 2011	May 2028	$2
Make-whole provisions	Liability	May 2021	April 2045	$11
Make-whole provisions	Liability	July 2021	March 2046	$2,085
Make-whole provisions	Liability	June 2022	March 2042	$797
Make-whole provisions	Liability	March 2023	December 2047	$1,603

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	March 31, 2024 (1)			December 31, 2023 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$1,556	$6,529	$8,085	$5,099	$16,780	$21,879
Accounts receivable, net	—	4,645	4,645	—	1,977	1,977
Costs and estimated earnings in excess of billings	1,169	14,230	15,399	662	13,409	14,071
Prepaid expenses and other current assets	26	3,164	3,190	33	3,749	3,782
Total VIE current assets	2,751	28,568	31,319	5,794	35,915	41,709
Property and equipment, net	—	—	—	—	267	267
Energy assets, net	77,768	79,394	157,162	79,104	173,808	252,912
Operating lease assets	4,708	943	5,651	4,748	12,908	17,656
Restricted cash, non-current portion	73	—	73	73	—	73
Other assets	10	537	547	10	74	84
Total VIE assets	$85,310	$109,442	$194,752	$89,729	$222,972	$312,701
Current portions of long-term debt and financing lease liabilities	$2,180	$—	$2,180	$2,190	$132,427	$134,617
Accounts payable	1,406	13,940	15,346	1,440	6,490	7,930
Accrued expenses and other current liabilities	223	4,908	5,131	241	22,780	23,021
Current portions of operating lease liabilities	138	95	233	133	6,953	7,086
Total VIE current liabilities	3,947	18,943	22,890	4,004	168,650	172,654
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	16,754	—	16,754	17,167	—	17,167
Long-term operating lease liabilities, net of current portion	5,036	897	5,933	5,063	3,823	8,886
Other liabilities	301	—	301	356	—	356
Total VIE liabilities	$26,038	$19,840	$45,878	$26,590	$172,473	$199,063

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an equity purchase agreement and sold a 40% interest in a consolidated joint venture for $28,864 in cash.
During the three months ended March 31, 2024, we acquired the remaining interest in one joint venture when we closed on the phase 2 acquisition of BCE as discussed in Note 6.
Equity and Cost Method Investments
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
During the three months ended March 31, 2024, one of our equity method investments was sold to another company. We received distributions and net proceeds totaling $12,956 and recognized a gain on the sale in the amount of $89, which is included earnings from unconsolidated entities in the condensed consolidated statements of income.
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	March 31, 2024	December 31, 2023
Equity and cost method investments	$10,927	$18,709
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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both March 31, 2024 and December 31, 2023 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net (loss) income attributable to common shareholders	$(2,937)	$1,102
Adjustment for accretion of tax equity financing fees	(27)	(27)
(Loss) income attributable to common shareholders	$(2,964)	$1,075
Denominator:
Basic weighted-average shares outstanding	52,289	51,963
Effect of dilutive securities:
Stock options	—	1,298
Diluted weighted-average shares outstanding	52,289	53,261
Net (loss) income per share attributable to common shareholders:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Potentially dilutive shares (1)	2,676	1,901

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$3,026	$4,037
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of March 31, 2024, there was $33,866 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the three months ended March 31, 2024, we granted 524 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 93 RSUs to certain employees and directors under our 2020 Plan. We did not grant awards to individuals who were not either an employee or director of ours during the three months ended March 31, 2024 and 2023.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three months ended March 31, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
Our North America Regions, U.S. Federal and Europe segments offer energy efficiency products and services which include the design, engineering and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions and services and the development and construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat or cooling from renewable sources of energy and O&M services.
Our Alternative Fuels segment sells electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock from small-scale plants that we own and operate, and provides O&M services for customer-owned small-scale plants.
The “All Other” category includes consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Three months ended March 31, 2024
Revenues	$138,285	$60,890	$44,122	$32,859	$22,250	$298,406
Gain on derivatives	(1,256)	(795)	—	(308)	—	(2,359)
Interest expense, net of interest income	1,697	775	918	5,682	—	9,072
Depreciation and amortization of intangible assets	8,074	2,016	496	7,196	596	18,378
Unallocated corporate activity	—	—	—	—	—	(22,143)
Income before taxes, excluding unallocated corporate activity	5,593	7,357	(592)	1,176	2,431	15,965

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Three Months Ended March 31, 2023
Revenues	$140,542	$59,556	$19,096	$28,339	$23,509	$271,042
(Gain) loss on derivatives	(295)	(62)	—	520	—	163
Interest expense, net of interest income	1,585	298	121	2,351	(2)	4,353
Depreciation and amortization of intangible assets	6,453	1,225	175	5,868	131	13,852
Unallocated corporate activity	—	—	—	—	—	(18,843)
Income before taxes, excluding unallocated corporate activity	8,250	5,212	123	3,515	2,797	19,897
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended March 31,
	2024	2023
(Gain) loss on derivatives	$(2,359)	$163
Interest expense, net of interest income	14,235	7,193
Amortization of debt discount and debt issuance costs	982	790
Foreign currency transaction loss (gain)	1,132	(157)
Government incentives	12	54
Factoring fees	169	—
Other expenses, net	$14,171	$8,043
19. ASSETS HELD FOR SALE
During the three months ended March 31, 2024, we determined that there were five energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. The carrying value of these assets was $58,748 and $38,404 as of March 31, 2024 and December 31, 2023, respectively, with liabilities directly associated with assets classified as held for sale of $13,097 and $8,351 as of March 31, 2024 and December 31, 2023, respectively. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below reflects the assets and liabilities associated with assets held for sale by segment:

	March 31, 2024			December 31, 2023
	North America Regions	U.S. Federal	Total	North America Regions	U.S. Federal	Total
Other assets	$19,835	$36,920	$56,755	$18,895	$18,253	$37,148
Operating lease assets	1,250	743	1,993	1,256	—	1,256
Assets classified as held for sale	$21,085	$37,663	$58,748	$20,151	$18,253	$38,404

Accounts payable	$183	$9,900	$10,083	$5,418	$601	$6,019
Accrued expenses and other current liabilities	4	13	17	14	—	14
Billings in excess of cost and estimated earnings	—	1,015	1,015	—	1,088	1,088
Long-term operating lease liabilities, net of current portion	1,252	730	1,982	1,230	—	1,230
Liabilities directly associated with assets classified as held for sale	$1,439	$11,658	$13,097	$6,662	$1,689	$8,351

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K (“2023 Form 10-K”) for the year ended December 31, 2023 filed on February 29, 2024 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, and other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of any delays; the impact of a possible U.S. federal government shutdown and the U.S. Department of Commerce’s solar panel import investigation and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2023 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
Ameresco is a leading clean technology integrator and renewable energy asset developer, owner, and operator. Our comprehensive portfolio includes energy efficiency, infrastructure upgrades, asset sustainability, and renewable energy supply solutions. We help organizations meet energy savings and energy management challenges with an integrated comprehensive approach to energy efficiency and renewable energy. Leveraging budget neutral solutions, including energy savings performance contracts (“ESPCs”) and power purchase agreements (“PPAs”), we aim to eliminate the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
Drawing from decades of experience, Ameresco develops tailored energy management projects for its customers in the commercial, industrial, local, state, and federal government, K-12 education, higher education, healthcare, public housing sectors, and utilities.
We provide solutions primarily throughout North America and Europe and our revenues are derived principally from energy efficiency projects, which entail the design, engineering, and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach.

Key Factors and Trends
The Inflation Reduction Act (“IRA”)
The IRA was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations may change if there is a change in the U.S. administration or if government agencies’ authority to interpret federal law is restricted as a result of the Supreme Court’s review of the Chevron doctrine under which federal government agencies have been awarded broad authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.
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
During the three months ended March 31, 2024, we were impacted by supply chain disruptions and varying levels of inflation, as a result macroeconomic conditions. These conditions caused delays in the timely delivery of material to customer sites, delays and disruptions in the completion of certain projects, increased shipping and transportation costs, and increased component and labor costs. This negatively impacted our results of operations during the three months ended March 31, 2024. We expect the trends of supply chain challenges to continue. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
In August 2023, the U.S. Department of Commerce issued a final ruling in the Auxin Solar trade case related to solar tariff imports that will lead to higher tariffs on certain imported solar products from Malaysia, Vietnam, Thailand, and Cambodia beginning in June 2024. Similarly, other tariff cases, changes in trade regulations, and the enforcement of the Uyghur Forced Labor Prevention Act could disrupt the solar panel supply chain and increase the cost for solar cells, panels, and transport costs. This could ultimately impact the demand for clean energy solutions and increase our costs. We are closely monitoring the investigation and any regulations issued in connection with it.

Climate Change and Effects of Seasonality
The global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception, and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. See “Our business depends in part on federal, state, provincial and local government support or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors in our 2023 Form 10-K.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” and “Extreme weather events and other natural disasters, particularly those exacerbated by climate change, could materially affect our ability to complete our projects and develop our assets” in Item 1A, Risk Factors in our 2023 Form 10-K.
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. We have been working with SCE to analyze the applicability and scope of force majeure relief based on our force majeure claims. In February 2024, in response to us issuing an invoice to SCE for one of the sites, SCE notified us that they intend to withhold liquidated damages for that project. Our view is that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
We have completed performance testing and are working closely with SCE on the final checklist for substantial completion for two of the three projects. Commissioning activities have begun on the third project, which was significantly impacted by the heavy rainfall in California in 2023. This last site is expected to reach substantial completion in the summer of 2024.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the three months ended March 31, 2024, we granted 524,003 common stock options and 93,050 restricted stock units (“RSUs”) to certain employees and directors under our 2020 Plan. Our unrecognized stock-based compensation expense was $33.9 million at March 31, 2024 compared to $30.1 million at December 31, 2023 and is expected to be recognized over a weighted-average period of two years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of March 31,
(In Thousands)	2024	2023
Project Backlog
Fully-contracted backlog	$1,459,600	$1,007,620
Awarded, not yet signed customer contracts	2,560,462	1,963,760
Total project backlog	$4,020,062	$2,971,380
12-month project backlog	$774,931	$638,550

O&M Backlog
Fully-contracted backlog	$1,198,992	$1,214,840
12-month O&M backlog	$87,890	$86,020
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
We define our 12-month backlog as the estimated amount of revenues that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2023 Form 10-K.
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.6 billion and $1.4 billion, net of amount attributable to a non-controlling interest at March 31, 2024 and 2023, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2024		2023		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$298,406	100.0%	$271,042	100.0%	$27,364	10.1%
Cost of revenues	251,413	84.3%	221,094	81.6%	30,319	13.7%
Gross profit	46,993	15.7%	49,948	18.4%	(2,955)	(5.9)%
Earnings from unconsolidated entities	555	0.2%	450	0.2%	105	23.3%
Selling, general and administrative expenses	39,555	13.3%	41,301	15.2%	(1,746)	(4.2)%
Operating income	7,993	2.7%	9,097	3.4%	(1,104)	(12.1)%
Other expenses, net	14,171	4.7%	8,043	3.0%	6,128	76.2%
(Loss) income before income taxes	(6,178)	(2.1)%	1,054	0.4%	(7,232)	(686.1)%
Income tax provision (benefit)	—	—%	(503)	(0.2)%	(503)	(100.0)%
Net (loss) income	(6,178)	(2.1)%	1,557	0.6%	$(7,735)	(496.8)%
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,241	1.1%	(455)	(0.2)%	$(3,696)	(812.3)%
Net (loss) income attributable to common shareholders	$(2,937)	(1.0)%	$1,102	0.4%	$(4,039)	(366.5)%
Our results of operations for the three months ended March 31, 2024 are due to the following:
•Revenues: total revenues for the three months ended March 31, 2024 increased over 2023 primarily due to a $21.1 million, or 11%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit decreased due to lower revenue contribution from our SCE battery storage project and gross profit as a percent of revenues decreased due to a higher mix of lower margin projects.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended March 31, 2024 decreased over 2023 primarily due to lower salaries and related benefits as a result of a decrease in non-cash stock-based compensation expense, project development costs, and professional fees.
•Other Expenses, Net: Other expenses, net for the three months ended March 31, 2024 increased over 2023 primarily due to higher interest expenses, net of $7.0 million related to an increase in the amount of energy asset financings outstanding and higher interest rates, foreign currency transaction losses of $1.1 million compared to a gain of $0.2 million in the prior year quarter, partially offset by gains from derivatives transactions of $2.4 million versus a loss of $0.2 million.
•Income Tax Benefit: : the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be higher in 2024 as compared to 2023 primarily due to the effects of a smaller Section 179D Energy Efficient Building deduction, partially offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024, state taxes, and foreign earnings.
•Net (Loss) Income and (Loss) Earnings Per Share: Net (loss) income attributable to common shareholders decreased due to the reasons described above. Basic and diluted earnings per share for the three months ended March 31, 2024 was a loss of $(0.06), a decrease of $0.08 per share compared to the same period of 2023.

Business Segment Analysis
Our reportable segments for the three months ended March 31, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended March 31,
(In Thousands)	2024	2023	Dollar Change	% Change
North America Regions	$138,285	$140,542	$(2,257)	(1.6)%
U.S. Federal	60,890	59,556	1,334	2.2
Europe	44,122	19,096	25,026	131.1
Alternative Fuels	32,859	28,339	4,520	15.9
All Other	22,250	23,509	(1,259)	(5.4)
Total revenues	$298,406	$271,042	$27,364	10.1%
•North America Regions: revenues decreased primarily due to lower project revenues of $3.0 million resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, including lower revenue contribution from our SCE battery storage projects.
•U.S. Federal: the increase in revenue versus the prior year is primarily due to higher O&M revenue attributed to the timing of activity on certain long-term contracts and higher energy asset revenue partially offset by lower project revenues. Project revenues decreased year-over-year resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Europe: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects compared to the prior period including revenues related to the addition of our Enerqos acquisition in Italy.
•Alternative Fuels: the increase is primarily due to increase in energy asset revenues resulting from the continued growth of our operating portfolio, increased production levels and stronger pricing on renewable identification numbers (“RIN’s”) generated from our renewable natural gas facilities, and higher project revenues.
•All Other: All other revenues decreased year-over-year primarily due to lower project and integrated-PV revenues partially offset by increased consulting revenue.
(Loss) Income before Taxes and Unallocated Corporate Activity

	Three Months Ended March 31,
(In Thousands)	2024	2023	Dollar Change	% Change
North America Regions	$5,593	$8,250	$(2,657)	(32.2)%
U.S. Federal	7,357	5,212	2,145	41.2
Europe	(592)	123	(715)	(581.3)
Alternative Fuels	1,176	3,515	(2,339)	(66.5)
All Other	2,431	2,797	(366)	(13.1)
Unallocated corporate activity	(22,143)	(18,843)	(3,300)	(17.5)
(Loss) Income before taxes	$(6,178)	$1,054	$(7,232)	(686.1)%
•North America Regions: the decrease is primarily due to the lower revenues and gross profit as a percent of revenues described above, partially offset by lower SG&A expenses and other expenses, net.

•U.S. Federal: the increase is primarily due to the higher revenues described above and higher gross profit as a percent of revenues partially offset by increased SG&A expenses.
•Europe: the decrease is primarily due to the higher SG&A expenses and other expenses, net partially offset by higher revenues described above.
•Alternative Fuels: the decrease is primarily due to higher interest expenses.
•All Other: the decrease is primarily due to lower revenues described above, partially offset by lower SG&A expenses.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher interest expenses, net and foreign currency transaction losses partially offset by lower salaries and related benefits.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, and various forms of other debt and equity offerings. See Note 8 “Debt and Financing Lease Liabilities” for additional information.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus asset sales, tax equity transfers, and our general access to credit and equity markets, will be sufficient to fund our operations through at least May 2025 and thereafter.
We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital and debt service requirements. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the duration of supply challenges, the rate and duration of the inflationary pressures, and other events affecting our liquidity. For example, recent increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past few quarters, ensuring that our assets in development continue to align with our hurdle rates.
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

The purchase price for phase 1 was $88.0 million, of which $5.0 million was paid in cash, $46.7 million was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36.3 million. We also acquired $11.2 million cash. During the year ended December 31, 2023, we paid $18.4 million in principal on the seller’s note. In January 2024, the purchase price was increased by $1.1 million, and we paid off the seller’s note in the amount of $29.4 million. We agreed to sell back to the seller investment tax credits for the project acquired as part of this transaction for the fair market value of these credits in early in 2024 and received $21.0 million in cash during the three months ended March 31, 2024.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48.0 million, of which $9.8 million was paid in cash, and $32.5 million was financed through a seller’s note.

The remaining balance due of $5.6 million is included in accrued expenses and other current liabilities at March 31, 2024. We also assumed four land leases for the energy asset projects.
Senior Secured Term Loans
On April 10, 2024, we entered into amendment number five to the fifth amended and restated senior secured credit facility to extend the maturity date of the delayed draw term loan A (“DDTLA”) from March 4, 2025 to August 15, 2024. The amendment also included the following modifications:
•principal installments on the DDTLA of $5 million when we entered into the amendment and $8 million each on or before May 15, 2024, June 15, 2024, and July 15, 2024, with the balance of $7,500 due on August 15, 2024,
•the date by which we shall use commercially reasonable efforts to raise $100 million in equity or subordinated debt financing was changed from April 15, 2024 to May 15, 2024.
As of March 31, 2024, the balance on the senior secured term loans was $108.8 million, the balance on the senior secured revolving credit facility was $160.0 million, and we had funds available of $27.3 million.
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
Our project financing facilities contain various financial and other covenant requirements which include debt service coverage ratios and total funded debt to EBITDA, as defined in the facilities. Any failure to comply with the financial or other covenants of our project financings would result in inability to distribute funds from the wholly-owned subsidiary to Ameresco, Inc. or constitute an event of default in which the lenders may have the ability to accelerate the amounts outstanding, including all accrued interest and unpaid fees.
Material energy asset construction and term loan financings during the quarter ended March 31, 2024 were as follows:
•October 2022, Financing Facility, 8.51% - we drew down an additional $35.4 million
•August 2023, Construction Credit Facility, 9.32% - we drew down an additional $31.2 million
Net proceeds from energy asset construction facilities and term loans during the three months ended March 31, 2024 totaled $80.7 million.
Sale-leasebacks and Financing Leases
During the three months ended March 31, 2024, we sold and leased back one energy assets for $4.4 million in cash proceeds under our master sale-leaseback agreements.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $504.7 million as of March 31, 2024. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $19.6 million during the three months ended March 31, 2024, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $26.4 million during the three months ended March 31, 2024. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
(In Thousands)	2024	2023	$ Change
Cash flows from operating activities	$20,817	$58,772	$(37,955)
Cash flows from investing activities	(103,770)	(101,253)	(2,517)
Cash flows from financing activities	77,374	106,128	(28,754)
Effect of exchange rate changes on cash	(126)	42	(168)
Total net cash flows	$(5,705)	$63,689	$(69,394)
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the three months ended March 31, 2024 decreased over the same period last year primarily due to an increase of $93.6 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project and a $53.1 million increase in accounts receivable, which were partially offset by increases of $106.1 million in accounts payable, accrued expenses and other current liabilities when compared to the prior year period.
Cash Flows from Investing Activities
During the three months ended March 31, 2024 we made capital investments of $105.6 million in new energy assets and $5.4 million in major maintenance of energy assets compared to $89.8 million and $0.6 million, respectively, in 2023.
We currently plan to invest approximately $235 million to $285 million in additional capital expenditures during the remainder of 2024, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the three months ended March 31, 2024 were net proceeds from long-term debt of $88.7 million, contributions from a non-controlling interest of $28.9 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $24.3 million, net proceeds from our senior secured credit facility of $20.1 million partially offset by payments on long-term debt of $55.2 million and the seller’s note for the BCE phase 1 acquisition of $29.4 million.
We currently plan additional project financings of approximately $220 million to $270 million during the remainder of 2024 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of March 31, 2024 and there were no additional uncertain tax positions taken during the three months ended March 31, 2024. We believe our current tax reserves are adequate to cover all known tax uncertainties.
Other than as noted above, there have been no material changes in our critical accounting estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for updates to critical accounting policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2023 Form 10-K.
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
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2023 Form 10-K are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended March 31, 2024. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of March 31, 2024, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 5 to Fifth Amended and Restated Credit Agreement dated as of April 10, 2024 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 10, 2024 and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	May 7, 2024	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)