Form 10-Q
period 2024-06-30
Ameresco, Inc.
filed 2024-08-06
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 2, 2024
Class A Common Stock, $0.0001 par value per share	34,402,515
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2024 (Unaudited) and December 31, 2023	1
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	43
Item 6. Exhibits	45
Signatures	46

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$150,278	$79,271
Restricted cash (1)	68,082	62,311
Accounts receivable, net of allowance of $2,060 and $903, respectively (1)	154,665	153,362
Accounts receivable retainage, net	39,225	33,826
Costs and estimated earnings in excess of billings (1)	651,748	636,163
Inventory, net	12,484	13,637
Prepaid expenses and other current assets (1)	134,375	123,391
Income taxes receivable	4,819	5,775
Project development costs, net	24,280	20,735
Total current assets (1)	1,239,956	1,128,471
Federal ESPC receivable	552,376	609,265
Property and equipment, net (1)	16,995	17,395
Energy assets, net (1)	1,813,649	1,689,424
Deferred income tax assets, net	29,512	26,411
Goodwill, net	75,245	75,587
Intangible assets, net	5,639	6,808
Operating lease assets (1)	68,194	58,586
Restricted cash, non-current portion (1)	14,740	12,094
Other assets (1)	148,796	89,735
Total assets (1)	$3,965,102	$3,713,776
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$523,832	$322,247
Accounts payable (1)	497,026	402,752
Accrued expenses and other current liabilities (1)	100,198	108,831
Current portions of operating lease liabilities (1)	13,618	13,569
Billings in excess of cost and estimated earnings	97,493	52,903
Income taxes payable	220	1,169
Total current liabilities (1)	1,232,387	901,471
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,078,995	1,170,075
Federal ESPC liabilities	511,226	533,054
Deferred income tax liabilities, net	4,365	4,479
Deferred grant income	6,669	6,974
Long-term operating lease liabilities, net of current portion (1)	48,545	42,258
Other liabilities (1)	97,946	82,714
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	43,777	46,865
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2024 and December 31, 2023 of $196,379 and $312,701, respectively. Includes liabilities of consolidated VIEs at June 30, 2024 and December 31, 2023 of $43,071 and $199,063, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	June 30, 2024	December 31, 2023
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,504,310 shares issued and 34,402,515 shares outstanding at June 30, 2024, 36,378,990 shares issued and 34,277,195 shares outstanding at December 31, 2023	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	332,356	320,892
Retained earnings	597,930	595,911
Accumulated other comprehensive loss, net	(3,800)	(3,045)
Treasury stock, at cost, 2,101,795 shares at June 30, 2024 and December 31, 2023	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	914,703	901,975
Non-controlling interests	26,489	23,911
Total stockholders’ equity	941,192	925,886
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,965,102	$3,713,776

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$437,982	$327,074	$736,388	$598,116
Cost of revenues	372,813	268,425	624,226	489,519
Gross profit	65,169	58,649	112,162	108,597
Earnings from unconsolidated entities	10	380	565	830
Selling, general and administrative expenses	44,226	41,413	83,781	82,714
Operating income	20,953	17,616	28,946	26,713
Other expenses, net	15,759	9,198	29,930	17,241
Income (loss) before income taxes	5,194	8,418	(984)	9,472
Income tax provision (benefit)	—	5	—	(498)
Net income (loss)	5,194	8,413	(984)	9,970
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(184)	(2,045)	3,057	(2,500)
Net income attributable to common shareholders	$5,010	$6,368	$2,073	$7,470

Net income attributable to common shareholders
Basic	$0.10	$0.12	$0.04	$0.14
Diluted	$0.09	$0.12	$0.04	$0.14
Weighted average common shares outstanding:
Basic	52,355	52,127	52,322	52,045
Diluted	53,113	53,211	53,016	53,232

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2024	2023
Net income	$5,194	$8,413
Other comprehensive (loss) income:
Unrealized gain from interest rate hedges, net of tax	75	820
Foreign currency translation adjustments	(189)	943
Total other comprehensive (loss) income	(114)	1,763
Comprehensive income	5,080	10,176
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(184)	(2,045)
Foreign currency translation adjustments	(94)	(2)
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(278)	(2,047)
Comprehensive income attributable to common shareholders	$4,802	$8,129

	Six Months Ended June 30,
	2024	2023
Net (loss) income	(984)	9,970
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax	614	(48)
Foreign currency translation adjustments	(1,351)	1,226
Total other comprehensive (loss) income	(737)	1,178
Comprehensive (loss) income	(1,721)	11,148
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests:
Net loss (income)	3,057	(2,500)
Foreign currency translation adjustments	(18)	(10)
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,039	(2,510)
Comprehensive income attributable to common shareholders	$1,318	$8,638

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2024 and 2023
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests (“NCI”)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Retained Earnings		Shares	Amount
Balance, March 31, 2023	$46,700	34,030,362	$3	18,000,000	$2	$310,726	$534,624	$(4,645)	2,101,795	$(11,788)	$65,850	$894,772
Exercise of stock options	—	134,600	—	—	—	1,523	—	—	—	—	—	1,523
Stock-based compensation expense	—	—	—	—	—	3,962	—	—	—	—	—	3,962
Employee stock purchase plan	—	24,833	—	—	—	1,017	—	—	—	—	—	1,017
Restricted stock units released	—	10,815	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	820	—	—	—	820
Foreign currency translation adjustment	—	—	—	—	—	—	—	941	—	—	2	943
Distributions to RNCI	(157)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	28	—	—	—	—	—	(28)	—	—	—	—	(28)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	812	812
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(36,828)	(36,828)
Net income	1,423	—	—	—	—	—	6,368	—	—	—	622	6,990
Balance, June 30, 2023	$47,994	34,200,610	$3	18,000,000	$2	$317,228	$540,964	$(2,884)	2,101,795	$(11,788)	$30,458	$873,983

Balance, March 31, 2024	$43,908	34,320,161	$3	18,000,000	$2	$327,367	$592,947	$(3,592)	2,101,795	$(11,788)	$25,224	$930,163
Exercise of stock options	—	30,700	—	—	—	321	—	—	—	—	—	321
Stock-based compensation expense	—	—	—	—	—	3,678	—	—	—	—	—	3,678
Employee stock purchase plan	—	32,841	—	—	—	990	—	—	—	—	—	990
Restricted stock units released	—	18,813	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	75	—	—	—	75
Foreign currency translation adjustment	—	—	—	—	—	—	—	(283)	—	—	94	(189)
Distributions to RNCI	(158)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	1,928	1,928
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(941)	(941)
Net income	—	—	—	—	—	—	5,010	—	—	—	184	5,194
Balance, June 30, 2024	$43,777	34,402,515	$3	18,000,000	$2	$332,356	$597,930	$(3,800)	2,101,795	$(11,788)	$26,489	$941,192
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and 2023
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	$(4,051)	2,101,795	$(11,788)	$49,002	$873,031
Exercise of stock options	—	216,600	—	—	—	2,093	—	—	—	—	—	2,093
Stock-based compensation expense	—	—	—	—	—	7,999	—	—	—	—	—	7,999
Employee stock purchase plan	—	24,833	—	—	—	1,017	—	—	—	—	—	1,017
Restricted stock units released	—	10,815	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(48)	—	—	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,215	—	—	11	1,226
Distributions to RNCI	(335)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	55	—	—	—	—	—	(55)	—	—	—	—	(55)
Investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	922	922
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(20,521)	(20,521)
Net income	1,456	—	—	—	—	—	7,470	—	—	—	1,044	8,514
Balance, June 30, 2023	$47,994	34,200,610	$3	18,000,000	$2	$317,228	$540,964	$(2,884)	2,101,795	$(11,788)	$30,458	$873,983

Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	$(3,045)	2,101,795	$(11,788)	$23,911	$925,886
Exercise of stock options	—	62,589	—	—	—	504	—	—	—	—	—	504
Stock-based compensation expense	—	—	—	—	—	6,704	—	—	—	—	—	6,704
Employee stock purchase plan	—	32,841	—	—	—	990	—	—	—	—	—	990
Restricted stock units released	—	29,890	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	614	—	—	—	614
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,369)	—	—	18	(1,351)
Distributions to RNCI	(287)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	54	—	—	—	—	—	(54)	—	—	—	—	(54)
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	27,752	30,792
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Purchase of shares from NCI	—	—	—	—	—	226	—	—	—	—	(23,986)	(23,760)
Net (loss) income	(2,855)	—	—	—	—	—	2,073	—	—	—	(202)	1,871
Balance, June 30, 2024	$43,777	34,402,515	$3	18,000,000	$2	$332,356	$597,930	$(3,800)	2,101,795	$(11,788)	$26,489	$941,192
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(984)	$9,970
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation of energy assets, net	35,685	27,725
Depreciation of property and equipment	2,452	1,607
Increase in contingent consideration	—	155
Accretion of ARO liabilities	154	130
Amortization of debt discount and debt issuance costs	2,322	2,364
Amortization of intangible assets	1,076	991
Provision for credit losses	1,211	579
Loss on disposal of assets and impairment loss	382	18
Non-cash project revenue related to in-kind leases	(2,347)	—
Earnings from unconsolidated entities	(565)	(830)
Net gain from derivatives	(3,968)	(261)
Stock-based compensation expense	6,704	7,999
Deferred income taxes, net	687	(3,177)
Unrealized foreign exchange loss	1,027	38
Changes in operating assets and liabilities:
Accounts receivable	5,943	60,028
Accounts receivable retainage	(5,525)	354
Federal ESPC receivable	(85,788)	(88,072)
Inventory, net	1,153	91
Costs and estimated earnings in excess of billings	(27,779)	15,664
Prepaid expenses and other current assets	24,698	1,312
Income taxes receivable, net	21	11
Project development costs	(3,719)	(2,825)
Other assets	(3,118)	(1,867)
Accounts payable, accrued expenses and other current liabilities	72,777	(80,555)
Billings in excess of cost and estimated earnings	46,969	13,462
Other liabilities	4,663	1,240
Cash flows from operating activities	74,131	(33,849)
Cash flows from investing activities:
Purchases of property and equipment	(2,066)	(2,662)
Capital investments in energy assets	(227,383)	(261,547)
Capital investments in major maintenance of energy assets	(10,527)	(5,810)
Net proceeds from equity method investments	12,956	—
Contributions to equity method investments	(6,192)	—
Acquisitions, net of cash received	—	(9,184)
Loans to joint venture investments	—	(39)
Cash flows from investing activities	(233,212)	(279,242)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(6,008)	$(5,074)
Proceeds from exercises of options and ESPP	1,494	3,110
Payments on senior secured revolving credit facility, net	(34,900)	(80,000)
Proceeds from long-term debt financings	359,331	343,923
Proceeds from Federal ESPC projects	120,128	76,699
Net proceeds from energy asset receivable financing arrangements	5,280	8,114
Contributions from non-controlling interests	30,792	499
Distributions to non-controlling interest	(1,004)	(20,521)
Distributions to redeemable non-controlling interests, net	(263)	(338)
Payment on seller's promissory note	(29,441)	—
Payments on debt and financing leases	(206,974)	(61,335)
Cash flows from financing activities	238,435	265,077
Effect of exchange rate changes on cash	70	(61)
Net increase (decrease) in cash, cash equivalents, and restricted cash	79,424	(48,075)
Cash, cash equivalents, and restricted cash, beginning of period	153,676	149,888
Cash, cash equivalents, and restricted cash, end of period	$233,100	$101,813

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,528	$31,778
Cash paid for income taxes	$824	$2,500
Non-cash Federal ESPC settlement	$143,936	$91,379
Accrued purchases of energy assets	$89,593	$80,519
Non-cash contributions from non-controlling interest	$—	$422
Non-cash financing for energy asset project acquisition	$32,500	$—

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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results which may be expected for the full year. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our annual report on Form 10-K (“2023 Form 10-K”) filed with the Securities and Exchange Commission on February 29, 2024 as amended on March 11, 2024.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses, beginning of period	$898	$971	$903	$911
Charges to costs and expenses, net	1,210	486	1,211	579
Account write-offs and other	(48)	(554)	(54)	(587)
Allowance for credit losses, end of period	$2,060	$903	$2,060	$903
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	June 30, 2024	December 31, 2023
Other receivables	$17,185	$74,454
Deferred project costs	105,746	38,240
Prepaid expenses	11,444	10,697
Prepaid expenses and other current assets	$134,375	$123,391
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
Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify how to determine if a profits interest or similar award is within the scope of ASC 718 or is not a share-based payment arrangement and is within the scope of other guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and six months ended June 30, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2024:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$178,742	$68,080	$70,064	$13,884	$(7)	$330,763
O&M revenue	8,511	14,628	895	2,136	—	26,170
Energy assets	19,746	3,724	189	29,728	29	53,416
Other	1,132	305	1,911	104	24,181	27,633
Total revenues	$208,131	$86,737	$73,059	$45,852	$24,203	$437,982
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2023:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$124,584	$63,904	$40,399	$—	$—	$228,887
O&M revenue	6,362	13,901	460	2,295	—	23,018
Energy assets	19,391	2,164	452	28,021	(22)	50,006
Other	1,434	50	2,214	—	21,465	25,163
Total revenues	$151,771	$80,019	$43,525	$30,316	$21,443	$327,074
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2024:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$294,953	$111,559	$111,488	$17,047	$—	$535,047
O&M revenue	15,444	29,906	1,642	4,513	—	51,505
Energy assets	33,500	5,653	360	57,028	29	96,570
Other	2,519	509	3,691	123	46,424	53,266
Total revenues	$346,416	$147,627	$117,181	$78,711	$46,453	$736,388

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2023:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$243,815	$109,453	$57,599	$—	$1,250	$412,117
O&M revenue	11,901	26,601	793	5,981	—	45,276
Energy assets	33,798	3,240	971	52,674	95	90,778
Other	2,799	281	3,258	—	43,607	49,945
Total revenues	$292,313	$139,575	$62,621	$58,655	$44,952	$598,116

The following table presents information related to our revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage of revenue recognized over time	96%	95%	95%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$349,500	$270,957	$588,599	$504,041
Canada	15,416	13,566	30,596	30,800
Europe	73,066	42,551	117,193	63,275
Total revenues	$437,982	$327,074	$736,388	$598,116

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Accounts receivable, net	$154,665	$153,362
Accounts receivable retainage, net	39,225	33,826
Contract Assets:
Costs and estimated earnings in excess of billings	$651,748	$636,163
Contract Liabilities:
Billings in excess of cost and estimated earnings	$97,493	$52,903
Billings in excess of cost and estimated earnings, non-current (1)	20,340	18,688
Total contract liabilities	$117,833	$71,591

	June 30, 2023	December 31, 2022
Accounts receivable, net	$123,361	$174,009
Accounts receivable retainage, net	37,803	38,057
Contract Assets:
Costs and estimated earnings in excess of billings	$575,113	$576,363
Contract Liabilities:
Billings in excess of cost and estimated earnings	$40,459	$34,796
Billings in excess of cost and estimated earnings, non-current (1)	15,659	7,617
Total contract liabilities	$56,118	$42,413

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the six months ended June 30, 2024 was primarily due to revenue recognized of $490,125 offset by billings of $494,441. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2024, we recognized revenue of $148,279 and billed $153,688 to customers that had balances which were included in contract liabilities at December 31, 2023.
The decrease in contract assets for the six months ended June 30, 2023 was primarily due to billings of $436,030 offset by revenue recognized of $413,181. Contract assets are also affected by reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2023, we recognized revenue of $73,585 and billed $80,774 to customers that had balances which were included in the beginning balance of contract liabilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At June 30, 2024, we had contracted backlog of $2,836,452 of which approximately 32% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Project Development Costs
Project development costs of $3,164 and $3,605 were recognized in our condensed consolidated statements of income on projects that converted to customer contracts during the three months ended June 30, 2024 and 2023, respectively. Project development costs of $6,284 and $6,217 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the six months ended June 30, 2024 and 2023, respectively.
No impairment charges in connection with our project development costs were recorded during the three or six months ended June 30, 2024 and 2023.
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
The estimated goodwill of $6,855 from the Enerqos acquisition consists largely of expected benefits, including the combined entities experience and the acquired workforce. This goodwill is not deductible for income tax purposes. The estimated fair value of tangible and intangible assets acquired, and liabilities assumed are based on management's estimates and assumptions that are preliminary and subject to adjustments. Any adjustments made beyond the measurement period will be included in our condensed consolidated statements of income.
The results of the acquisition since the date of the acquisition have been included in our operations as presented in the accompanying condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. For the three months ended June 30, 2024, we recognized $8,855 of revenue and $989 of net loss relating to Enerqos and for the six months ended June 30, 2024, we recognized $13,033 of revenue and $1,729 of net loss relating to Enerqos. For the three and six months ended June 30, 2023, we recognized $13,041 of revenue and $182 of net income relating to Enerqos.

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
5. GOODWILL AND INTANGIBLE ASSETS, NET
Due to the change in the structure of our internal organization, a portion of our goodwill was allocated to two new reporting units based on their relative fair values as of January 1, 2024. See Note 3 for additional information about the organizational changes. The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2023	$40,681	$3,981	$13,034	$—	$17,891	$75,587
Fair value allocation	(1,474)	—	—	—	1,474	—
Currency effects	(102)	—	(240)	—	—	(342)
Balance, June 30, 2024	$39,105	$3,981	$12,794	$—	$19,365	$75,245
Definite-lived intangible assets, net consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Gross carrying amount	$36,928	37,147
Less - accumulated amortization	(31,289)	(30,339)
Intangible assets, net	$5,639	$6,808

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Asset type	Location	2024	2023	2024	2023
All other intangible assets	Selling, general and administrative expenses	$537	$689	$1,076	$991
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	June 30, 2024	December 31, 2023
Energy assets (1)	$2,213,897	$2,054,145
Less - accumulated depreciation and amortization	(400,248)	(364,721)
Energy assets, net	$1,813,649	$1,689,424

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
On December 28, 2023, we executed an amended and restated purchase and sale agreement, which primarily revised the timing of payments on phase 2. In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $47,956, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The remaining balance due of $4,011 is included in accrued expenses and other current liabilities at June 30, 2024. We also assumed four land leases for the energy asset projects.
See Note 8 for additional information about the BCE-related loans, Note 7 for information on the leases and Note 10 for potential additional commitments.
Phase 2, the purchase of the energy asset projects did not constitute a business in accordance with ASC 805-50, Business Combinations.
Transfer of Investment Tax Credits
On June 27, 2024 we sold investment tax credits (“ITC”) on four energy assets to a third party at a fair value of $23,667 which was received during the three months ended June 30, 2024. We also received a deposit of $239 for the sale of ITC on four additional energy assets at a total fair value of $23,867. The benefit from the sale of the ITC will be recognized in profit or loss as a reduction to depreciation expense over the life of the energy assets.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2024	2023	2024	2023
Cost of revenues (2)	$18,561	$14,384	$35,685	$27,725

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capitalized interest	$15,578	$9,642	$30,450	$16,018

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	June 30, 2024	December 31, 2023
ARO assets, net	Energy assets, net	$4,551	$4,800

ARO liabilities, non-current	Other liabilities	$5,971	$5,960

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense of ARO assets	$66	$53	$110	$108
Accretion expense of ARO liabilities	$88	$64	$154	$130

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$68,194	$58,586

Current portions of operating lease liabilities	$13,618	$13,569
Long-term portions of operating lease liabilities	48,545	42,258
Total operating lease liabilities	$62,163	$55,827
Weighted-average remaining lease term	19 years	18 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$26,210	$27,262

Current portions of financing lease liabilities	$683	$871
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	12,749	13,057
Total financing lease liabilities	$13,432	$13,928
Weighted-average remaining lease term	12 years	13 years
Weighted-average discount rate	12.02%	12.05%
The costs related to our leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Leases:
Operating lease costs	$3,176	$2,316	$6,232	$4,436

Financing Leases:
Amortization expense	526	525	1,052	1,051
Interest on lease liabilities	389	433	781	877

Total lease costs	$4,091	$3,274	$8,065	$6,364

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$9,682	$3,792
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities (1)	$13,573	$3,486

(1) Includes non-monetary lease transactions of $10,378. See disclosure below for additional information.
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2024	$8,541	$1,149
2025	12,674	2,214
2026	7,303	2,054
2027	6,177	1,922
2028	5,155	1,955
Thereafter	61,393	15,934
Total minimum lease payments	101,243	25,228
Less: interest	39,080	11,796
Present value of lease liabilities	$62,163	$13,432
We have future lease commitments for office and ground leases which do not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of these commitments total $18,859 as of June 30, 2024 and relate to lease payments to be made over 5 to 25 years. This includes a ground lease totaling $10,500 that we are in process of modifying such that the criteria to record a ROU asset and ROU liability may not be met.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the six months ended June 30, 2024 based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Sale-leasebacks
These facilities are accounted for as failed sale leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back two energy assets for $22,116 in cash proceeds under this facility during the six months ended June 30, 2024. As of June 30, 2024, we have available funds remaining under this lending commitment.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $114 for the three and six months ended June 30, 2024 and 2023, respectively.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants. We were in default under this agreement as we had failed to satisfy the insurance requirements and historical coverage ratio under this agreement. On May 3, 2024, we received a waiver on this default.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	June 30, 2024	December 31, 2023
Senior secured revolving credit facility (1)	$105,000	$140,000
Senior secured term loans	72,500	139,900
Second lien term loan	100,000	—
Energy asset construction facilities (2)	427,346	470,248
Energy asset term loans (2)	718,373	564,530
Sale-leasebacks (3)	199,353	185,698
Financing lease liabilities (4)	13,432	13,928
Total debt and financing lease liabilities	1,636,004	1,514,304
Less: current maturities	523,832	322,247
Less: unamortized discount and debt issuance costs	33,177	21,982
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,078,995	$1,170,075

(1) At June 30, 2024, funds of $81,996 were available for borrowing under this facility.
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
On June 28, 2024, we entered into amendment number six to the fifth amended and restated senior secured credit facility to modify certain of the covenants and other terms to permit us to enter into the second lien credit agreement (as defined below) and to incur indebtedness and make certain other conforming changes in connection with our entry into the second lien credit agreement.
June 2024, Second Lien Term Loan, due June 28, 2029
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100,000 with a maturity date of June 28, 2029. The term loan bears an interest rate of SOFR (5.353% at June 30, 2024), plus an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029. At closing, we incurred $3,623 in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $82,105 and $15,000 were used to pay towards our revolving credit facility and the outstanding portion of the DDTLA, respectively, under our senior secured credit facility at closing.
April 2024, Term Notes, due June 30, 2042
On April 5, 2024, an omnibus amendment and reaffirmation agreement was executed with reference to the note purchase and private shelf agreement, dated as of July 27, 2021, and two new series B notes (first lien and second lien) were authorized in the amounts of $92,512 and $12,657, with a maturity date of June 30, 2042. Gross proceeds from the initial issuance on April 5, 2024 were $83,282 and $12,292 with the remainder to be issued upon achieving certain permitting-related and other

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
administrative conditions. The notes bear interest at fixed rates of 6.20% and 8.00%, respectively, per annum and the interest is payable quarterly commencing September 30, 2024. At closing, we incurred $1,296 in lenders fees and debt issuance costs. Proceeds from these notes in the amount of $86,462 were used to pay a portion of the August 2023 construction credit facility. In connection with these notes, we recorded two derivative instruments for make-whole provisions with initial values of $8,733 and $647, respectively, which were recorded as debt discount.
October 2022, Financing Facility, 6.70%, due August 31, 2039
During the six months ended June 30, 2024, we drew down an additional $38,280 and at June 30, 2024, $373,852 was outstanding under this facility, net of unamortized debt discount and issuance costs.
April 2023, Construction Credit Facility, 6.81%, due August 16, 2024
During the six months ended June 30, 2024, we drew down an additional $6,429 and at June 30, 2024, $140,506 was outstanding under this facility, net of unamortized debt discount. On July 31, 2024, we executed an extension on this facility updating the maturity date from July 31, 2024 to August 16, 2024.
August 2023, Construction Credit Facility, 9.34%, due August 31, 2026
During the six months ended June 30, 2024, we drew down an additional $82,785 and at June 30, 2024, $252,126 was outstanding under this facility, net of unamortized debt discount and issuance costs. We were in default on this credit facility due to administrative errors, for which a waiver was received on June 27, 2024.
Debt Instruments - Energy Asset Acquisitions
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
On February 26, 2024, the construction loan in the amount of $36,270 was converted into a term loan and has a maturity date of April 2030. The term loan bears a base SOFR interest rate of 5.35% at June 30, 2024, and an applicable margin of 1.635% per annum for four years after the term conversion date and 1.76% per annum for the following two years. The interest and principal are paid quarterly commencing on June 30, 2024. We failed to achieve the final conditions required to convert the term loan on or prior to June 30, 2024, therefore, the $35,696 outstanding balance was classified as current debt at June 30, 2024. We are negotiating a waiver with the lender that will become effective when the final conditions are met, which is expected to be during the quarter ending September 30, 2024.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $47,956, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The note bore interest at a fixed rate of 5.0% per annum and the principal and interest was due in August 2024. The note was amended on August 2, 2024 to provide that it be paid in four installments through December 16, 2024 and bears interest at a rate of 5.0% per annum through August 2, 2024 and a rate of 9.0% per annum thereafter.
9. INCOME TAXES
We recorded a provision for income taxes of $0 and $5 for the three months ended June 30, 2024 and 2023, respectively.
We recorded a provision for income taxes of $0 and benefit of $498 for the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate was 0.0% for the three months ended June 30, 2024, compared to the effective tax rate of 0.1% for the three months ended June 30, 2023. The principal reasons for the higher effective rate for 2024 is due to the effects of a smaller Section 179D Energy Efficient Building deduction, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024, state taxes, and foreign earnings.

The effective tax rate was 0.0% for the six months ended June 30, 2024, compared to a benefit of 5.3% for the six months ended June 30, 2023. The principal reasons for the higher effective rate for 2024 is due to the effects of a smaller Section 179D Energy

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Efficient Building deduction, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024, state taxes, and foreign earnings.
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
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather, and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. We have been working with SCE to analyze the applicability and scope of force majeure relief based on our force majeure claims and we expect that SCE will withhold liquidated damages for at least two of the three projects. Our view is that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out after payments of $3,040 was approximately $1,465 at December 31, 2023 and June 30, 2024, and is included in accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. See Note 11 for additional information.
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of June 30, 2024, none of the earn-out amounts are considered probable and estimable.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	June 30, 2024	December 31, 2023
Assets:
Interest rate swap instruments	2	$5,503	$3,970
Liabilities:
Interest rate swap instruments	2	$—	$629
Make-whole provisions	2	12,750	6,012
Contingent consideration	3	1,465	1,465
Total liabilities		$14,215	$8,106
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	June 30, 2024	December 31, 2023
Contingent consideration liability balance at the beginning of period	$1,465	$4,158
Changes in fair value included in earnings	—	347
Payment of contingent consideration	—	(3,040)
Contingent consideration liability balance at the end of period	$1,465	$1,465
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of June 30, 2024		As of December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,584,047	$1,589,395	$1,466,458	$1,478,394
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the six months ended June 30, 2024 and the year ended December 31, 2023.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of June 30, 2024 or December 31, 2023.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		June 30, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,853	$1,023
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$3,650	$2,947
Interest rate swap contracts	Other liabilities	$—	$629
Make-whole provisions	Other liabilities	$12,750	$6,012
As of June 30, 2024 and December 31, 2023, all but 3 of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income (Loss)
	Location of (Gain) Loss Recognized in Net Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(271)	$(222)	$(547)	$(211)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(229)	$(338)	$(1,331)	$182
Make-whole provisions	Other expenses, net	$(1,380)	$(86)	$(2,637)	$(443)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Six Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$746
Unrealized gain recognized in AOCI	1,161
Gain reclassified from AOCI to other expenses, net	(547)
Gain on derivatives	614
Accumulated gain in AOCI at the end of the period	$1,360

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of June 30, 2024:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	March 2033	$6,968	Not Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$241
Make-whole provisions	Liability	August 2016	April 2031	$30
Make-whole provisions	Liability	April 2017	February 2034	$26
Make-whole provisions	Liability	November 2020	December 2027	$24
Make-whole provisions	Liability	October 2011	May 2028	$1
Make-whole provisions	Liability	May 2021	April 2045	$11
Make-whole provisions	Liability	July 2021	March 2046	$2,310
Make-whole provisions	Liability	June 2022	March 2042	$870
Make-whole provisions	Liability	March 2023	December 2047	$1,348
Make-whole provisions	Liability	April 2024	June 2042	$7,390
Make-whole provisions	Liability	April 2024	June 2042	$499

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	June 30, 2024 (1)			December 31, 2023 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$2,362	$3,421	$5,783	$5,099	$16,780	$21,879
Accounts receivable, net	—	1,308	1,308	—	1,977	1,977
Costs and estimated earnings in excess of billings	2,417	16,380	18,797	662	13,409	14,071
Prepaid expenses and other current assets	20	2,671	2,691	33	3,749	3,782
Total VIE current assets	4,799	23,780	28,579	5,794	35,915	41,709
Property and equipment, net	—	—	—	—	267	267
Energy assets, net	77,425	85,066	162,491	79,104	173,808	252,912
Operating lease assets	4,668	—	4,668	4,748	12,908	17,656
Restricted cash, non-current portion	73	—	73	73	—	73
Other assets	10	558	568	10	74	84
Total VIE assets	$86,975	$109,404	$196,379	$89,729	$222,972	$312,701
Current portions of long-term debt and financing lease liabilities	$2,174	$—	$2,174	$2,190	$132,427	$134,617
Accounts payable	1,379	11,635	13,014	1,440	6,490	7,930
Accrued expenses and other current liabilities	222	5,533	5,755	241	22,780	23,021
Current portions of operating lease liabilities	142	—	142	133	6,953	7,086
Total VIE current liabilities	3,917	17,168	21,085	4,004	168,650	172,654
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	16,594	—	16,594	17,167	—	17,167
Long-term operating lease liabilities, net of current portion	5,010	—	5,010	5,063	3,823	8,886
Other liabilities	382	—	382	356	—	356
Total VIE liabilities	$25,903	$17,168	$43,071	$26,590	$172,473	$199,063

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in a consolidated joint venture and we received $28,864 in cash.
During the six months ended June 30, 2024, we acquired the remaining interest in one joint venture when we closed on the phase 2 acquisition of BCE as discussed in Note 6.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
During the six months ended June 30, 2024, one of our equity method investments was sold to another company. We received distributions and net proceeds totaling $12,956 and recognized a gain on the sale in the amount of $89, which is included earnings from unconsolidated entities in the condensed consolidated statements of income.
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	June 30, 2024	December 31, 2023
Equity and cost method investments	$12,271	$18,709
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
The call options are exercisable beginning on the date that specified conditions are met for each respective fund. The call option start date for two of these funds began in April 2024 and June 2024. The put options for the investment funds are exercisable beginning on the date that specified conditions are met for each respective fund.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both June 30, 2024 and December 31, 2023 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$5,010	$6,368	$2,073	$7,470
Adjustment for accretion of tax equity financing fees	(27)	(28)	(54)	(55)
Income attributable to common shareholders	$4,983	$6,340	$2,019	$7,415
Denominator:
Basic weighted-average shares outstanding	52,355	52,127	52,322	52,045
Effect of dilutive securities:
Stock options	758	1,084	694	1,187
Diluted weighted-average shares outstanding	53,113	53,211	53,016	53,232
Net income per share attributable to common shareholders:
Basic	$0.10	$0.12	$0.04	$0.14
Diluted	$0.09	$0.12	$0.04	$0.14

Potentially dilutive shares (1)	2,228	1,961	2,092	1,939

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$3,678	$3,962	$6,704	$7,999
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of June 30, 2024, there was $31,609 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.1 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the six months ended June 30, 2024, we granted 554 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 122 RSUs to certain employees and directors under our 2020 Plan. We did not grant awards to individuals who were not either an employee or director of ours during the six months ended June 30, 2024 and 2023.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and six months ended June 30, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Three Months Ended June 30, 2024
Revenues	$208,131	$86,737	$73,059	$45,852	$24,203	$437,982
(Gain) loss on derivatives	(1,381)	(231)	—	3	—	(1,609)
Interest expense, net of interest income	2,514	1,416	858	5,749	—	10,537
Depreciation and amortization of intangible assets	8,796	2,859	514	7,019	716	19,904
Unallocated corporate activity	—	—	—	—	—	(22,632)
Income before taxes, excluding unallocated corporate activity	8,843	9,384	1,833	4,846	2,920	27,826

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Three Months Ended June 30, 2023
Revenues	$151,771	$80,019	$43,525	$30,316	$21,443	$327,074
(Gain) loss on derivatives	(86)	66	—	(404)	—	(424)
Interest expense, net of interest income	1,897	288	630	3,436	—	6,251
Depreciation and amortization of intangible assets	7,112	1,235	611	6,204	427	15,589
Unallocated corporate activity	—	—	—	—	—	(17,131)
Income before taxes, excluding unallocated corporate activity	11,019	8,887	1,080	3,111	1,452	25,549

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Six months ended June 30, 2024
Revenues	$346,416	$147,627	$117,181	$78,711	$46,453	$736,388
Gain on derivatives	(2,637)	(1,026)	—	(305)	—	(3,968)
Interest expense, net of interest income	4,211	2,191	1,776	11,431	—	19,609
Depreciation and amortization of intangible assets	16,870	4,875	1,010	14,215	1,312	38,282
Unallocated corporate activity	—	—	—	—	—	(44,775)
Income before taxes, excluding unallocated corporate activity	14,436	16,741	1,241	6,022	5,351	43,791

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Six Months Ended June 30, 2023
Revenues	$292,313	$139,575	$62,621	$58,655	$44,952	$598,116
(Gain) loss on derivatives	(381)	4	—	116	—	(261)
Interest expense, net of interest income	3,482	586	751	5,787	(2)	10,604
Depreciation and amortization of intangible assets	13,565	2,460	785	12,072	558	29,440
Unallocated corporate activity	—	—	—	—	—	(35,974)
Income before taxes, excluding unallocated corporate activity	19,269	14,099	1,203	6,626	4,249	45,446
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on derivatives	$(1,609)	$(424)	$(3,968)	$(261)
Interest expense, net of interest income	14,809	7,222	29,044	14,415
Amortization of debt discount and debt issuance costs	1,340	1,575	2,322	2,365
Foreign currency transaction loss (gain)	546	150	1,678	(7)
Government incentives	—	(577)	—	(523)
Factoring & other fees	673	1,252	854	1,252
Other expenses, net	$15,759	$9,198	$29,930	$17,241
19. ASSETS HELD FOR SALE
During the six months ended June 30, 2024, we determined that there were sixteen energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. The carrying value of these assets was $101,520 and $38,404 as of June 30, 2024 and December 31, 2023, respectively, with liabilities directly associated with assets classified as held for sale of $16,341 and $8,351 as of June 30, 2024 and December 31, 2023, respectively. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below reflects the assets and liabilities associated with assets held for sale by segment:

	June 30, 2024			December 31, 2023
	North America Regions	U.S. Federal	Total	North America Regions	U.S. Federal	Total
Other assets	$55,569	$42,612	$98,181	$18,895	$18,253	$37,148
Operating lease assets	2,599	740	3,339	1,256	—	1,256
Assets classified as held for sale	$58,168	$43,352	$101,520	$20,151	$18,253	$38,404

Accounts payable	$7,713	$3,762	$11,475	$5,418	$601	$6,019
Accrued expenses and other current liabilities	63	—	63	14	—	14
Billings in excess of cost and estimated earnings	—	1,088	1,088	—	1,088	1,088
Long-term operating lease liabilities, net of current portion	2,973	742	3,715	1,230	—	1,230
Liabilities directly associated with assets classified as held for sale	$10,749	$5,592	$16,341	$6,662	$1,689	$8,351

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K (“2023 Form 10-K”) for the year ended December 31, 2023 filed on February 29, 2024 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, and other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of any delays; the impact of a possible U.S. federal government shutdown and the U.S. Department of Commerce’s solar panel import investigation and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2023 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Key Factors and Trends
The Inflation Reduction Act (“IRA”)
The IRA was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, there is uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA and its interpretations may change if there is a change in the U.S. administration or as a result of government agencies’ authority to interpret federal law having been restricted following the Supreme Court’s reversal of the Chevron doctrine which had awarded federal government agencies broad authority to interpret broad or ambiguous legislation. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.
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
During the six months ended June 30, 2024, we were impacted by supply chain disruptions and varying levels of inflation, as a result macroeconomic conditions. These conditions caused delays in the timely delivery of material to customer sites, delays and disruptions in the completion of certain projects, increased shipping and transportation costs, and increased component and labor costs. This negatively impacted our results of operations during the six months ended June 30, 2024. We expect the trends of supply chain challenges to continue. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
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
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. We have been working with SCE to analyze the applicability and scope of force majeure relief based on our force majeure claims. We expect that SCE will withhold liquidated damages for at least two of the three projects. Our view is that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
SCE has approved the performance testing and together we are working closely on the final checklist for substantial completion for two of the three projects. Commissioning and testing activities have begun on the third project, which was significantly impacted by the heavy rainfall in California in 2023. This last site is expected to reach substantial completion in September 2024.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the six months ended June 30, 2024, we granted 553,503 common stock options and 122,366 restricted stock units (“RSUs”) to certain employees and directors under our 2020 Plan. Our unrecognized stock-based compensation expense was $31.6 million at June 30, 2024, compared to $30.1 million at December 31, 2023, and is expected to be recognized over a weighted-average period of two years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of June 30,
(In Thousands)	2024	2023
Project Backlog
Fully-contracted backlog	$1,650,562	$1,090,010
Awarded, not yet signed customer contracts	2,762,481	2,145,550
Total project backlog	$4,413,043	$3,235,560
12-month project backlog	$817,369	$744,970

O&M Backlog
Fully-contracted backlog	$1,185,890	$1,238,650
12-month O&M backlog	$89,773	$84,425
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
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.3 billion and $1.7 billion, net of amount attributable to a non-controlling interest at June 30, 2024 and 2023, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,
	2024		2023		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$437,982	100.0%	$327,074	100.0%	$110,908	33.9%
Cost of revenues	372,813	85.1%	268,425	82.1%	104,388	38.9%
Gross profit	65,169	14.9%	58,649	17.9%	6,520	11.1%
Earnings from unconsolidated entities	10	—%	380	0.1%	(370)	(97.4)%
Selling, general and administrative expenses	44,226	10.1%	41,413	12.7%	2,813	6.8%
Operating income	20,953	4.8%	17,616	5.4%	3,337	18.9%
Other expenses, net	15,759	3.6%	9,198	2.8%	6,561	71.3%
Income before income taxes	5,194	1.2%	8,418	2.6%	(3,224)	(38.3)%
Income tax provision	—	—%	5	—%	(5)	(100.0)%
Net income	5,194	1.2%	8,413	2.6%	$(3,219)	(38.3)%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(184)	—%	(2,045)	(0.6)%	$(1,861)	(91.0)%
Net income attributable to common shareholders	$5,010	1.1%	$6,368	1.9%	$(1,358)	(21.3)%
Our results of operations for the three months ended June 30, 2024 are due to the following:
•Revenues: total revenues for the three months ended June 30, 2024 increased over 2023 primarily due to a $101.9 million, or 45%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percent of revenues decreased due primarily to cost budget revisions on our SCE battery storage projects and mix of lower-margin projects.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended June 30, 2024 increased over 2023 primarily due to charges to credit losses and other miscellaneous charges, and higher project development costs, partially offset by lower salaries and related benefits as a result of a decrease in non-cash stock-based compensation expense.
•Other Expenses, Net: Other expenses, net for the three months ended June 30, 2024 increased over 2023 primarily due to higher interest expenses, net of $7.6 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates, partially offset by increased gains from derivatives transactions of $1.2 million.
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
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above, partially offset by a decrease in net income attributable to non-controlling interest (“NCI)”) and redeemable NCI. Basic and diluted earnings per share for the three months ended June 30, 2024 was $0.10 and $0.09, respectively, a decrease compared to the same period of 2023.

	Six Months Ended June 30,
	2024		2023		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$736,388	100.0%	$598,116	100.0%	$138,272	23.1%
Cost of revenues	624,226	84.8%	489,519	81.8%	134,707	27.5%
Gross profit	112,162	15.2%	108,597	18.2%	3,565	3.3%
Earnings from unconsolidated entities	565	0.1%	830	0.1%	(265)	(31.9)%
Selling, general and administrative expenses	83,781	11.4%	82,714	13.8%	1,067	1.3%
Operating income	28,946	3.9%	26,713	4.5%	2,233	8.4%
Other expenses, net	29,930	4.1%	17,241	2.9%	12,689	73.6%
(Loss) income before income taxes	(984)	(0.1)%	9,472	1.6%	(10,456)	(110.4)%
Income tax benefit	—	—%	(498)	(0.1)%	498	100.0%
Net (loss) income	(984)	(0.1)%	9,970	1.7%	$(10,954)	(109.9)%
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,057	0.4%	(2,500)	(0.4)%	$5,557	222.3%
Net income attributable to common shareholders	$2,073	0.3%	$7,470	1.2%	$(5,397)	(72.2)%
Our results of operations for the six months ended June 30, 2024 are due to the following:
◦Revenues: total revenues for the six months ended June 30, 2024 increased over 2023 primarily due to a $122.9 million, or 30%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
◦Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percent of revenues decreased due primarily to cost budget revisions on our SCE battery storage projects and mix of lower-margin projects.
◦Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the six months ended June 30, 2024 increased over 2023 primarily due to an increase in charges to credit losses and other miscellaneous charges, and higher insurance costs partially offset by lower salaries and related benefits as a result of a decrease in non-cash stock-based compensation expense, project development costs, and professional fees.
◦Other Expenses, Net: Other expenses, net for the six months ended June 30, 2024 increased over 2023 primarily due to higher interest expenses, net of $14.6 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates, foreign currency transaction losses of $1.7 million, partially offset by increased gains from derivatives transactions of $3.7 million.
◦Income Tax Benefit: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be higher in 2024 as compared to 2023 primarily due to the effects of a smaller Section 179D Energy Efficient Building deduction, partially offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024, state taxes, and foreign earnings.
◦Net (Loss) Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above, partially offset by a net loss attributable to NCI and redeemable NCI this year compared to income in the prior year. Basic and diluted earnings per share for the six months ended June 30, 2024 was $0.04 per share, a decrease of $0.10 per share compared to the same period of 2023.
Business Segment Analysis
Our reportable segments for the three and six months ended June 30, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and six-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
North America Regions	$208,131	$151,771	$56,360	37.1%	$346,416	$292,313	$54,103	18.5%
U.S. Federal	86,737	80,019	6,718	8.4	147,627	139,575	8,052	5.8
Europe	73,059	43,525	29,534	67.9	117,181	62,621	54,560	87.1
Alternative Fuels	45,852	30,316	15,536	51.2	78,711	58,655	20,056	34.2
All Other	24,203	21,443	2,760	12.9	46,453	44,952	1,501	3.3
Total revenues	$437,982	$327,074	$110,908	33.9%	$736,388	$598,116	$138,272	23.1%
•North America Regions: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•U.S. Federal: the increase in revenue versus the prior year is primarily due to higher project revenue attributed to the timing of activity on certain long-term contracts and higher energy asset revenue.
•Europe: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects in the United Kingdom compared to the prior period.
•Alternative Fuels: the increase is primarily due to higher project revenues and an increase in energy asset revenues resulting from the continued growth of our operating portfolio, increased production levels and stronger pricing on renewable identification numbers (“RIN’s”) generated from our renewable natural gas facilities, and higher project revenues.
•All Other: All other revenues increased year-over-year primarily due to increased consulting revenue.
Income (Loss) before Taxes and Unallocated Corporate Activity

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
North America Regions	$8,843	$11,019	$(2,176)	(19.7)%	$14,436	$19,269	$(4,833)	(25.1)%
U.S. Federal	9,384	8,887	497	5.6	16,741	14,099	2,642	18.7
Europe	1,833	1,080	753	69.7	1,241	1,203	38	3.2
Alternative Fuels	4,846	3,111	1,735	55.8	6,022	6,626	(604)	(9.1)
All Other	2,920	1,452	1,468	101.1	5,351	4,249	1,102	25.9
Unallocated corporate activity	(22,632)	(17,131)	(5,501)	(32.1)	(44,775)	(35,974)	(8,801)	(24.5)
Income (loss) before taxes	$5,194	$8,418	$(3,224)	(38.3)%	$(984)	$9,472	$(10,456)	(110.4)%
•North America Regions: the decrease is primarily due to the lower gross profit as a percent of revenues, partially offset by higher gains on derivatives.
•U.S. Federal: the increase is primarily due to the higher revenues described above and higher gross profit as a percent of revenues partially offset by increased SG&A expenses and interest expenses, net.
•Europe: the increase is primarily due to the increased revenues described above, partially offset by higher SG&A expenses.

•Alternative Fuels: the increase for the three-month period is primarily due to the increased revenues described above partially offset by higher interest expenses. The decrease for the six-month period is primarily due to higher interest expenses partially offset by higher revenues.
•All Other: the increase is primarily due to higher revenues described above and lower SG&A expenses.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity increased primarily due to higher interest expenses, net and foreign currency transaction losses partially offset by lower salaries and related benefits.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, our second lien term loan and various forms of other debt and equity offerings. See Note 8 “Debt and Financing Lease Liabilities” for additional information.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus asset sales, tax equity transfers, ITC sales, and our general access to credit and equity markets, will be sufficient to fund our operations through at least August 2025 and thereafter.
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

The purchase price for phase 1 was $88.0 million, of which $5.0 million was paid in cash, $46.7 million was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36.3 million. We also acquired $11.2 million cash. During the year ended December 31, 2023, we paid $18.4 million in principal on the seller’s note. In January 2024, the purchase price was increased by $1.1 million, and we paid off the seller’s note in the amount of $29.4 million. We agreed to sell back to the seller investment tax credits for the project acquired as part of this transaction for the fair market value of these credits in early in 2024 and received $21.0 million in cash during the three months ended June 30, 2024.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48.0 million, of which $9.8 million was paid in cash at closing, and $32.5 million was financed through a seller’s note. The remaining balance due of $4.0 million is included in accrued expenses and other current liabilities at June 30, 2024. We also assumed four land leases for the energy asset projects.

The seller’s note bore interest at a fixed rate of 5.0% per annum and the principal and interest was due in August 2024. The note was amended on August 2, 2024 to provide that it be paid in four installments through December 16, 2024 and bears interest at a rate of 5.0% per annum through August 2, 2024 and a rate of 9.0% per annum thereafter.
Senior Secured Credit Facility
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
On June 28, 2024, we entered into amendment number six to the fifth amended and restated senior secured credit facility to modify certain of the covenants and other terms to permit us to enter into the second lien credit agreement (as defined below) and to incur indebtedness and make certain other conforming changes in connection with our entry into the second lien credit agreement.
As of June 30, 2024, the balance on the senior secured term loans was $72.5 million, the balance on the senior secured revolving credit facility was $105.0 million, and we had funds available of $82.0 million.
June 2024, Second Lien Term Loan, due June 28, 2029
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100.0 million with a maturity date of June 28, 2029. The term loan bears an interest rate of SOFR (5.353% at June 30, 2024), and an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029. At closing, we incurred $3.6 million in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $82.1 million and $15.0 million were used to pay towards our credit facility and the outstanding portion of the DDTLA, respectively, under our senior secured credit facility at closing.
Energy Asset Financing
Energy Asset Construction Facilities, Financing Facilities, and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our condensed consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc., except to the extent of completion guarantees and EPC contracts and certain equity contribution obligations under our August 2023 Construction Credit Facility as described in more detail below.
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
Material energy asset construction and term loan financings during the six months ended June 30, 2024 were as follows:
•April 2024, Term Notes, due June 30, 2042 - On April 5, 2024, an omnibus amendment and reaffirmation agreement was executed with reference to the note purchase and private shelf agreement, dated as of July 27, 2021, and two new series B notes (first lien and second lien) were authorized in the amounts of $92.5 million and $12.7 million, with a maturity date of June 30, 2042. Gross proceeds from the initial issuance on April 5, 2024 were $83.3 million and $12.3 million with the remainder to be issued upon achieving certain permitting-related and other administrative conditions. Proceeds from these notes in the amount of $86.5 million were used to pay a portion of the August 2023 construction credit facility.

•October 2022, Financing Facility, 8.51% - we drew down an additional $38.3 million.
•August 2023, Construction Credit Facility, 9.34% - we drew down an additional $82.8 million.
Net proceeds from energy asset construction facilities and term loans during the six months ended June 30, 2024 totaled $230.2 million.
We failed to achieve the final conditions required to convert the term loan related to debt we assumed on an energy asset acquisition on or prior to June 30, 2024, therefore, the $35,696 outstanding balance was classified as current debt at June 30, 2024. We are negotiating a waiver with the lender that will become effective when the final conditions are met, which is expected to be during the quarter ending September 30, 2024.
Sale-leasebacks and Financing Leases
During the six months ended June 30, 2024, we sold and leased back two energy assets for $22.1 million in cash proceeds under our master sale-leaseback agreements.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $511.2 million as of June 30, 2024. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $120.1 million during the six months ended June 30, 2024, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $85.8 million during the six months ended June 30, 2024. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
(In Thousands)	2024	2023	$ Change
Cash flows from operating activities	$74,131	$(33,849)	$107,980
Cash flows from investing activities	(233,212)	(279,242)	46,030
Cash flows from financing activities	238,435	265,077	(26,642)
Effect of exchange rate changes on cash	70	(61)	131
Total net cash flows	$79,424	$(48,075)	$127,499
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the six months ended June 30, 2024 increased over the same period last year primarily due to increases of $153.3 million in accounts payable, accrued expenses and other current liabilities, $33.5 million in deferred revenue (billings in excess of cost and estimated earnings), and $23.4 million in prepaid expenses and other current assets, partially offset by decreases of $54.1 million in accounts receivable and $43.4 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project when compared to the prior year period.
Cash Flows from Investing Activities
During the six months ended June 30, 2024 we made capital investments of $227.4 million in new energy assets and $10.5 million in major maintenance of energy assets compared to $261.5 million and $5.8 million, respectively, in 2023.
We currently plan to invest approximately $110 million to $160 million in additional capital expenditures during the remainder of 2024, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the six months ended June 30, 2024 were net proceeds from long-term debt of $353.3 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $125.4 million, contributions from a non-controlling interest of $30.8 million, offset by payments on long-term debt of $207.0 million, net payments on our senior secured credit facility of $34.9 million, and payments on the seller’s note for the BCE phase 1 acquisition of $29.4 million.
Our primary sources of financing for the six months ended June 30, 2023 were net proceeds from long-term debt of $338.8 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $84.8 million, partially offset by payments on our senior secured credit facility of $80.0 million and payments on long-term debt of $61.3 million.
We currently plan additional project financings of approximately $100 million to $150 million during the remainder of 2024 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of June 30, 2024 and there were no additional uncertain tax positions taken during the three and six months ended June 30, 2024. We believe our current tax reserves are adequate to cover all known tax uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2023 Form 10-K.

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
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below and in Part I, Item 1A of our 2023 Form 10-K are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Risks Related to our Indebtedness
Our senior secured credit facility, second lien term loan, energy asset financing term loans and construction loans contain financial and operating restrictions that may limit our business activities and our access to credit, and they may not be sufficient to fund our capital needs and growth.
Provisions in our senior secured credit facility and second lien term loans, project financing term loans and construction loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We have a $200 million revolving senior secured credit facility and $75 million term loan that mature March 2025 (collectively, the “Senior Credit Facilities”) and a $100 million second lien term loan that matures June 2029. As of June 30, 2024, the balance of our Senior Credit Facilities was $178 million, and $100 million was outstanding under our second lien term loan. These Senior Credit Facilities and the second lien term loan may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace them on acceptable terms, or at all. The Senior Credit Facilities and second lien term loan are subject to quarter end ratio covenants, including a maximum ratio of total funded debt to EBITDA and a debt service coverage ratio (each as defined in the agreement and described our filings with the SEC) as well as certain other customary operational covenants. EBITDA for purposes of the facilities excludes the results of certain renewable energy projects that we own and which we finance in separate subsidiaries through project financing and the results of our joint ventures. In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants. Our failure to comply with the covenants under our project financing debt, our Senior Credit Facilities or our second lien term loan may result in the declaration of an event of default and cause us to be unable to borrow under our Senior Credit Facilities. In addition to preventing additional borrowings under these facilities, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under it or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs under our project financing debt, our Senior Credit Facilities or our second lien term loan, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements, including our Senior Credit Facilities and our second lien term loan, also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended June 30, 2024. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of June 30, 2024, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
Item 5. Other Information
During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1.1
Amendment No. 5 to Fifth Amended and Restated Credit Agreement dated as of April 10, 2024 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 10, 2024 and incorporated herein by reference.

10.1.2
Amendment No. 6 to Fifth Amended and Restated Credit Agreement dated as of June 28, 2024 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 28, 2024 and incorporated herein by reference.

10.2
Second Lien Credit Agreement date as of June 28, 2024 among Ameresco, Inc, certain of its subsidiaries, the lenders (as defined therein) and Nuveen EIC Administration LLC as administrative agent. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on June 28, 2024 and incorporated herein by reference.

10.3+	Ameresco, Inc. 2017 Employee Stock Purchase Plan as amended.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	August 6, 2024	By:	/s/ Spencer Doran Hole
Spencer Doran Hole
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)