Form 10-Q
period 2024-09-30
Ameresco, Inc.
filed 2024-11-08
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 4, 2024
Class A Common Stock, $0.0001 par value per share	34,442,751
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5. Other Information	44
Item 6. Exhibits	45
Signatures	46

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$113,502	$79,271
Restricted cash (1)	71,868	62,311
Accounts receivable, net of allowance of $2,064 and $903, respectively (1)	230,298	153,362
Accounts receivable retainage, net	43,466	33,826
Costs and estimated earnings in excess of billings (1)	572,804	636,163
Inventory, net	11,973	13,637
Prepaid expenses and other current assets (1)	155,353	123,391
Income taxes receivable	4,468	5,775
Project development costs, net	20,819	20,735
Total current assets (1)	1,224,551	1,128,471
Federal ESPC receivable	565,964	609,265
Property and equipment, net (1)	16,777	17,395
Energy assets, net (1)	1,882,588	1,689,424
Deferred income tax assets, net	36,607	26,411
Goodwill, net	75,922	75,587
Intangible assets, net	5,387	6,808
Operating lease assets (1)	77,609	58,586
Restricted cash, non-current portion (1)	19,021	12,094
Other assets (1)	77,812	89,735
Total assets (1)	$3,982,238	$3,713,776
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$343,247	$322,247
Accounts payable (1)	399,244	402,752
Accrued expenses and other current liabilities (1)	101,259	108,831
Current portions of operating lease liabilities (1)	12,242	13,569
Billings in excess of cost and estimated earnings	108,020	52,903
Income taxes payable	655	1,169
Total current liabilities (1)	964,667	901,471
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,317,517	1,170,075
Federal ESPC liabilities	520,497	533,054
Deferred income tax liabilities, net	2,601	4,479
Deferred grant income	6,806	6,974
Long-term operating lease liabilities, net of current portion (1)	58,007	42,258
Other liabilities (1)	102,645	82,714
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	42,761	46,865
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2024 and December 31, 2023 of $214,969 and $312,701, respectively. Includes liabilities of consolidated VIEs at September 30, 2024 and December 31, 2023 of $47,259 and $199,063, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2024	December 31, 2023
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,544,586 shares issued and 34,442,751 shares outstanding at September 30, 2024, 36,378,990 shares issued and 34,277,195 shares outstanding at December 31, 2023	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	336,425	320,892
Retained earnings	615,503	595,911
Accumulated other comprehensive loss, net	(2,803)	(3,045)
Treasury stock, at cost, 2,101,835 shares at September 30, 2024 and 2,101,795 shares at December 31, 2023	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	937,342	901,975
Non-controlling interests	29,395	23,911
Total stockholders’ equity	966,737	925,886
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,982,238	$3,713,776

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$500,873	$335,149	$1,237,261	$933,265
Cost of revenues	423,734	271,493	1,047,960	761,012
Gross profit	77,139	63,656	189,301	172,253
Earnings from unconsolidated entities	159	526	724	1,356
Selling, general and administrative expenses	42,139	42,752	125,920	125,466
Operating income	35,159	21,430	64,105	48,143
Other expenses, net	21,469	10,642	51,399	27,883
Income before income taxes	13,690	10,788	12,706	20,260
Income tax benefit	(3,324)	(10,054)	(3,324)	(10,552)
Net income	17,014	20,842	16,030	30,812
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	585	423	3,642	(2,077)
Net income attributable to common shareholders	$17,599	$21,265	$19,672	$28,735

Net income attributable to common shareholders
Basic	$0.34	$0.41	$0.37	$0.55
Diluted	$0.33	$0.40	$0.37	$0.54
Weighted average common shares outstanding:
Basic	52,413	52,209	52,352	52,104
Diluted	53,243	53,300	53,098	53,259

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2024	2023
Net income	$17,014	$20,842
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax	(1,060)	764
Foreign currency translation adjustments	2,003	(1,651)
Total other comprehensive income (loss)	943	(887)
Comprehensive income	17,957	19,955
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests:
Net loss	585	423
Foreign currency translation adjustments	54	36
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	639	459
Comprehensive income attributable to common shareholders	$18,596	$20,414

	Nine Months Ended September 30,
	2024	2023
Net income	16,030	30,812
Other comprehensive income:
Unrealized (loss) gain from interest rate hedges, net of tax	(446)	716
Foreign currency translation adjustments	652	(425)
Total other comprehensive income	206	291
Comprehensive income	16,236	31,103
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests:
Net loss (income)	3,642	(2,077)
Foreign currency translation adjustments	36	26
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,678	(2,051)
Comprehensive income attributable to common shareholders	$19,914	$29,052

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2024 and 2023
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests (“NCI”)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount		Retained Earnings		Shares	Amount
Balance, June 30, 2023	$47,994	34,200,610	$3	18,000,000	$2	$317,228	$540,964	$(2,884)	2,101,795	$(11,788)	$30,458	$873,983
Exercise of stock options	—	22,150	—	—	—	274	—	—	—	—	—	274
Stock-based compensation expense	—	—	—	—	—	4,319	—	—	—	—	—	4,319
Restricted stock units released	—	11,786	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	764	—	—	—	764
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,615)	—	—	(36)	(1,651)
Distributions to RNCI	(159)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	26	—	—	—	—	—	(26)	—	—	—	—	(26)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	35	35
Net (loss) income	(586)	—	—	—	—	—	21,265	—	—	—	163	21,428
Balance, September 30, 2023	$47,275	34,234,546	$3	18,000,000	$2	$321,821	$562,203	$(3,735)	2,101,795	$(11,788)	$30,620	$899,126

Balance, June 30, 2024	$43,777	34,402,515	$3	18,000,000	$2	$332,356	$597,930	$(3,800)	2,101,795	$(11,788)	$26,489	$941,192
Exercise of stock options & share sales to cover taxes, net	—	7,500	—	—	—	405	—	—	—	—	—	405
Stock-based compensation expense	—	—	—	—	—	3,664	—	—	—	—	—	3,664
Restricted stock units released	—	32,736	—	—	—	—	—	—	40	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(1,060)	—	—	—	(1,060)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,057	—	—	(54)	2,003
Distributions to RNCI	(130)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	26	—	—	—	—	—	(26)	—	—	—	—	(26)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	2,997	2,997
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(364)	(364)
Net (loss) income	(912)	—	—	—	—	—	17,599	—	—	—	327	17,926
Balance, September 30, 2024	$42,761	34,442,751	$3	18,000,000	$2	$336,425	$615,503	$(2,803)	2,101,835	$(11,788)	$29,395	$966,737
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	$(4,051)	2,101,795	$(11,788)	$49,002	$873,031
Exercise of stock options	—	238,750	—	—	—	2,367	—	—	—	—	—	2,367
Stock-based compensation expense	—	—	—	—	—	12,318	—	—	—	—	—	12,318
Employee stock purchase plan	—	24,833	—	—	—	1,017	—	—	—	—	—	1,017
Restricted stock units released	—	22,601	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	716	—	—	—	716
Foreign currency translation adjustment	—	—	—	—	—	—	—	(400)	—	—	(25)	(425)
Distributions to RNCI	(494)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	81	—	—	—	—	—	(81)	—	—	—	—	(81)
Investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	957	957
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(20,521)	(20,521)
Net income	870	—	—	—	—	—	28,735	—	—	—	1,207	29,942
Balance, September 30, 2023	$47,275	34,234,546	$3	18,000,000	$2	$321,821	$562,203	$(3,735)	2,101,795	$(11,788)	$30,620	$899,126

Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	$(3,045)	2,101,795	$(11,788)	$23,911	$925,886
Exercise of stock options & share sales to cover taxes, net	—	70,089	—	—	—	909	—	—	—	—	—	909
Stock-based compensation expense	—	—	—	—	—	10,368	—	—	—	—	—	10,368
Employee stock purchase plan	—	32,841	—	—	—	990	—	—	—	—	—	990
Restricted stock units released	—	62,626	—	—	—	—	—	—	40	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(446)	—	—	—	(446)
Foreign currency translation adjustment	—	—	—	—	—	—	—	688	—	—	(36)	652
Distributions to RNCI	(418)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	80	—	—	—	—	—	(80)	—	—	—	—	(80)
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	30,749	33,789
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,367)	(1,367)
Purchase of shares from NCI	—	—	—	—	—	226	—	—	—	—	(23,986)	(23,760)
Net (loss) income	(3,766)	—	—	—	—	—	19,672	—	—	—	124	19,796
Balance, September 30, 2024	$42,761	34,442,751	$3	18,000,000	$2	$336,425	$615,503	$(2,803)	2,101,835	$(11,788)	$29,395	$966,737
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$16,030	$30,812
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	57,352	42,847
Depreciation of property and equipment	3,699	2,849
Increase in contingent consideration	87	705
Accretion of ARO liabilities	243	194
Amortization of debt discount and debt issuance costs	3,764	3,407
Amortization of intangible assets	1,615	1,681
Provision for credit losses	1,292	637
Loss on disposal of assets	515	18
Non-cash project revenue related to in-kind leases	(2,971)	—
Earnings from unconsolidated entities	(724)	(1,356)
Net gain from derivatives	(267)	(3,306)
Stock-based compensation expense	10,368	12,318
Deferred income taxes, net	(3,914)	(13,089)
Unrealized foreign exchange (gain) loss	(898)	1,148
Changes in operating assets and liabilities:
Accounts receivable	(64,045)	58,135
Accounts receivable retainage	(9,753)	4,589
Federal ESPC receivable	(110,841)	(143,647)
Inventory, net	1,664	570
Costs and estimated earnings in excess of billings	126,694	5,260
Prepaid expenses and other current assets	15,112	(10,925)
Income taxes receivable, net	798	590
Project development costs	(4,456)	(4,638)
Other assets	(4,664)	(2,080)
Accounts payable, accrued expenses and other current liabilities	13,511	(38,444)
Billings in excess of cost and estimated earnings	42,215	10,104
Other liabilities	6,796	1,200
Cash flows from operating activities	99,222	(40,421)
Cash flows from investing activities:
Purchases of property and equipment	(3,053)	(4,597)
Capital investments in energy assets	(341,794)	(445,540)
Capital investments in major maintenance of energy assets	(13,597)	(8,024)
Asset acquisition, net of cash acquired	—	6,206
Net proceeds from equity method investments	13,091	—
Contributions to equity method investments	(10,442)	(3,489)
Grant award received on energy asset	403	—
Acquisitions, net of cash received	—	(9,183)
Loans to joint venture investments	—	(566)
Cash flows from investing activities	(355,392)	(465,193)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Payments of debt discount and debt issuance costs	$(10,114)	$(8,635)
Proceeds from exercises of options and ESPP	1,899	3,384
Payments on senior secured revolving credit facility, net	(33,400)	(115,000)
Proceeds from long-term debt financings	663,598	728,600
Proceeds from Federal ESPC projects	129,399	107,303
Net proceeds from energy asset receivable financing arrangements	5,216	12,514
Contributions from non-controlling interests	33,789	499
Distributions to non-controlling interest	(1,367)	(20,521)
Distributions to redeemable non-controlling interests, net	(418)	(494)
Payment on seller's promissory note	(41,941)	(12,500)
Payments on debt and financing leases	(441,603)	(162,749)
Cash flows from financing activities	305,058	532,401
Effect of exchange rate changes on cash	1,827	(980)
Net increase in cash, cash equivalents, and restricted cash	50,715	25,807
Cash, cash equivalents, and restricted cash, beginning of period	153,676	149,888
Cash, cash equivalents, and restricted cash, end of period	$204,391	$175,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,172	$51,180
Cash paid for income taxes	$1,946	$2,719
Non-cash Federal ESPC settlement	$143,936	$99,164
Accrued purchases of energy assets	$53,696	$89,820
Non-cash contributions from non-controlling interest	$—	$458
Non-cash financing for energy asset project acquisition	$32,500	$82,964

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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results which may be expected for the full year. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our annual report on Form 10-K (“2023 Form 10-K”) filed with the Securities and Exchange Commission on February 29, 2024 as amended on March 11, 2024.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses, beginning of period	$2,060	$903	$903	$911
Charges to costs and expenses, net	81	58	1,292	637
Account write-offs and other	(77)	(64)	(131)	(651)
Allowance for credit losses, end of period	$2,064	$897	$2,064	$897
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	September 30, 2024	December 31, 2023
Other receivables	$14,462	$74,454
Deferred project costs	128,426	38,240
Prepaid expenses	12,465	10,697
Prepaid expenses and other current assets	$155,353	$123,391
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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and nine months ended September 30, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2024:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$258,977	$66,162	$49,943	$10,295	$—	$385,377
O&M revenue	10,284	15,817	480	1,844	—	28,425
Energy assets	20,444	7,096	197	31,393	—	59,130
Other	1,906	38	1,993	5	23,999	27,941
Total revenues	$291,611	$89,113	$52,613	$43,537	$23,999	$500,873
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2023:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$133,169	$71,779	$37,736	$—	$—	$242,684
O&M revenue	6,369	13,838	492	2,073	—	22,772
Energy assets	17,185	1,495	326	25,227	26	44,259
Other	977	229	1,946	19	22,263	25,434
Total revenues	$157,700	$87,341	$40,500	$27,319	$22,289	$335,149
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2024:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$553,930	$177,721	$161,431	$27,342	$—	$920,424
O&M revenue	25,728	45,723	2,122	6,357	—	79,930
Energy assets	53,944	12,749	557	88,421	29	155,700
Other	4,425	547	5,684	128	70,423	81,207
Total revenues	$638,027	$236,740	$169,794	$122,248	$70,452	$1,237,261

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2023:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total
Project revenue	$376,984	$181,232	$95,335	$—	$1,250	$654,801
O&M revenue	18,270	40,439	1,285	8,054	—	68,048
Energy assets	50,983	4,735	1,297	77,901	121	135,037
Other	3,776	510	5,204	19	65,870	75,379
Total revenues	$450,013	$226,916	$103,121	$85,974	$67,241	$933,265

The following table presents information related to our revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage of revenue recognized over time	97%	95%	96%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$431,918	$279,651	$1,020,517	$783,692
Canada	16,337	15,535	46,933	46,335
Europe	52,618	39,963	169,811	103,238
Total revenues	$500,873	$335,149	$1,237,261	$933,265

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
Accounts receivable, net	$230,298	$153,362
Accounts receivable retainage, net	43,466	33,826
Contract Assets:
Costs and estimated earnings in excess of billings	$572,804	$636,163
Contract Liabilities:
Billings in excess of cost and estimated earnings	$108,020	$52,903
Billings in excess of cost and estimated earnings, non-current (1)	20,808	18,393
Total contract liabilities	$128,828	$71,296

	September 30, 2023	December 31, 2022
Accounts receivable, net	$133,070	$174,009
Accounts receivable retainage, net	33,459	38,057
Contract Assets:
Costs and estimated earnings in excess of billings	$591,378	$576,363
Contract Liabilities:
Billings in excess of cost and estimated earnings	$36,880	$34,796
Billings in excess of cost and estimated earnings, non-current (1)	15,622	7,617
Total contract liabilities	$52,502	$42,413

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the nine months ended September 30, 2024 was primarily due to billings of $921,597, offset by revenue recognized of $807,913. Contract assets also decreased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2024, we recognized revenue of $284,842 and billed $271,173 to customers that had balances which were included in contract liabilities at December 31, 2023.
The increase in contract assets for the nine months ended September 30, 2023 was primarily due to billings of $634,340 offset by revenue recognized of $631,136. Contract assets are also affected by reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2023, we recognized revenue of $130,262 and billed $135,158 to customers that had balances which were included in the beginning balance of contract liabilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At September 30, 2024, we had contracted backlog of $3,273,978 of which approximately 33% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $4,546 and $3,059 were recognized in our condensed consolidated statements of income on projects that converted to customer contracts during the three months ended September 30, 2024 and 2023, respectively. Project development costs of $10,830 and $9,276 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the nine months ended September 30, 2024 and 2023, respectively.
No impairment charges in connection with our project development costs were recorded during the three or nine months ended September 30, 2024 and 2023.
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
The following table sets forth the revenue and net (loss) income for Enerqos:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$6,891	$18,300	$19,924	$31,341
Net (loss) income	(887)	637	$(2,616)	$819

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
5. GOODWILL AND INTANGIBLE ASSETS, NET
Due to the change in the structure of our internal organization, a portion of our goodwill was allocated to two new reporting units based on their relative fair values as of January 1, 2024. See Note 3 for additional information about the organizational changes. The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2023	$40,681	$3,981	$13,034	$—	$17,891	$75,587
Fair value allocation	(1,474)	—	—	—	1,474	—
Currency effects	(64)	—	399	—	—	335
Balance, September 30, 2024	$39,143	$3,981	$13,433	$—	$19,365	$75,922
Definite-lived intangible assets, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Gross carrying amount	$37,694	37,147
Less - accumulated amortization	(32,307)	(30,339)
Intangible assets, net	$5,387	$6,808

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2024	2023	2024	2023
All other intangible assets	Selling, general and administrative expenses	$539	$690	$1,615	$1,681
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	September 30, 2024	December 31, 2023
Energy assets (1)	$2,304,905	$2,054,145
Less - accumulated depreciation and amortization	(422,317)	(364,721)
Energy assets, net	$1,882,588	$1,689,424

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Also includes the energy asset projects acquired in January 2024 and excludes energy assets held for sale. See section below and Note 19 for additional information.

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
On December 28, 2023, we executed an amended and restated purchase and sale agreement, which primarily revised the timing of payments on phase 2. In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48,035, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The remaining balance due of $5,696 was paid during the nine months ended September 30, 2024. In September 2024, we paid a portion of the seller’s note in the amount of $12,500. We also assumed four land leases for the energy asset projects.
See Note 8 for additional information about the BCE-related loans, Note 7 for information on the leases and Note 10 for potential additional commitments.
Phase 2, the purchase of the energy asset projects did not constitute a business in accordance with ASC 805-50, Business Combinations.
Transfer of Investment Tax Credits
On June 27, 2024 we sold investment tax credits (“ITC”) on four energy assets to a third party at a fair value of $23,667 which was received during the three months ended June 30, 2024. We also received a deposit of $239 for the sale of ITC on four additional energy assets at a total fair value of $23,867. During the quarter ended September 30, 2024 we sold the ITC on the remaining four energy assets and received proceeds of $23,628. The benefit from the sale of the ITC will be recognized in profit or loss as a reduction to depreciation expense over the life of the energy assets.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2024	2023	2024	2023
Cost of revenues (2)	$21,667	$15,122	$57,352	$42,847

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalized interest	$12,001	$12,824	$42,451	$28,842

The following tables sets forth information related to our ARO assets and ARO liabilities:

	Location	September 30, 2024	December 31, 2023
ARO assets, net	Energy assets, net	$4,495	$4,800

ARO liabilities, non-current	Other liabilities	$6,071	$5,960

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense of ARO assets	$65	$53	$175	$161
Accretion expense of ARO liabilities	$89	$64	$243	$194

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$77,609	$58,586

Current portions of operating lease liabilities	$12,242	$13,569
Long-term portions of operating lease liabilities	58,007	42,258
Total operating lease liabilities	$70,249	$55,827
Weighted-average remaining lease term	19 years	18 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$25,684	$27,262

Current portions of financing lease liabilities	$766	$871
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	12,655	13,057
Total financing lease liabilities	$13,421	$13,928
Weighted-average remaining lease term	12 years	13 years
Weighted-average discount rate	12.02%	12.05%
The costs related to our leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Leases:
Operating lease costs	$3,358	$2,692	$9,590	$7,128

Financing Leases:
Amortization expense	526	526	1,578	1,577
Interest on lease liabilities	495	485	1,276	1,362

Total lease costs	$4,379	$3,703	$12,444	$10,067

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$13,530	$5,975
Right-of-use assets (“ROU”) obtained in exchange for new operating lease liabilities (1)	$24,810	$19,255

(1) Includes non-monetary lease transactions of $10,378. See disclosure below for additional information.
The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2024	$4,536	$1,121
2025	14,123	2,213
2026	8,816	2,054
2027	7,671	1,922
2028	6,288	1,955
Thereafter	77,763	15,935
Total lease payments	119,197	25,200
Less: interest	48,948	11,779
Present value of lease liabilities	$70,249	$13,421
We have a future lease commitment for a ground lease which does not yet meet the criteria for recording a ROU asset or ROU liability. The net present value of this commitment totals $10,500 as of September 30, 2024 and relates to lease payments to be made over 25 years. We are in process of modifying this ground lease such that the criteria to record a ROU asset and ROU liability may not be met.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the nine months ended September 30, 2024 based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Sale-leasebacks
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants.
We sold and leased back three energy assets for $24,286 in cash proceeds under this facility during the nine months ended September 30, 2024. As of September 30, 2024, we have available funds remaining under this lending commitment.
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $58 and $172 for the three and nine months ended September 30, 2024 and 2023, respectively.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
August 2024 Sale-leaseback

On April 18, 2023 we entered into lease agreements with two investors and on August 14, 2024 we sold and leased back an energy asset for $234,788, of which 50% was allocated to each investor under these agreements. One lease has an expiration date of August 14, 2034 with an option to extend to August 14, 2044 while the other has an expiration date of August 14, 2044. At closing, we incurred $2,833 in lenders’ fees and debt issuance costs. In August 2024, we used $140,844 of the proceeds to pay off the April 2023 Construction Credit Facility. See Note 8 for additional information. As of September 30, 2024, we have no available funds remaining under this lending commitment.
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	September 30, 2024	December 31, 2023
Senior secured revolving credit facility (1)	$106,500	$140,000
Senior secured term loans	71,250	139,900
Second lien term loan	100,000	—
Energy asset construction facilities (2)	327,365	470,248
Energy asset term loans (2)	708,437	564,530
Sale-leasebacks (3)	370,344	185,698
Financing lease liabilities (4)	13,421	13,928
Total debt and financing lease liabilities	1,697,317	1,514,304
Less: current maturities	343,247	322,247
Less: unamortized discount and debt issuance costs	36,553	21,982
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,317,517	$1,170,075

(1) At September 30, 2024, funds of $67,110 were available for borrowing under this facility.
(2) Most of these agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.
(3) These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities. See Note 7 for additional disclosures.
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
June 2024, Second Lien Term Loan, due June 28, 2029
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100,000 with a maturity date of June 28, 2029. The term loan bears an interest rate of SOFR (5.309% at September 30, 2024), plus an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029. As of September 30, 2024, we incurred $5,124 in lenders fees and debt issuance costs. Proceeds from this term

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
loan in the amount of $82,105 and $15,000 were used to pay towards our revolving credit facility and the outstanding portion of the DDTLA, respectively, under our senior secured credit facility at closing.
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
October 2022, Financing Facility, 6.70%, due August 31, 2039
During the nine months ended September 30, 2024, we drew down an additional $38,280 and at September 30, 2024, $369,170 was outstanding under this facility, net of unamortized debt discount and issuance costs.
April 2023, Construction Credit Facility, 6.64%, due August 16, 2024
During the nine months ended September 30, 2024, we drew down an additional $6,429. On July 31, 2024, we executed an extension on this facility updating the maturity date from July 31, 2024 to August 16, 2024. In connection with the August 2024 Sale-leaseback, as disclosed in Note 7, we paid off this facility in the amount of $140,844.
August 2023, Construction Credit Facility, 9.16%, due August 31, 2026
During the nine months ended September 30, 2024, we drew down an additional $137,019 and at September 30, 2024, $292,292 was outstanding under this facility, net of unamortized debt discount and issuance costs. We were in default on this credit facility due to administrative errors, for which a waiver was received on June 27, 2024.
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
On February 26, 2024, the construction loan in the amount of $36,270 was converted into a term loan and has a maturity date of April 2030. The term loan bears a base SOFR interest rate of 5.31% at September 30, 2024, and an applicable margin of 1.635% per annum for four years after the term conversion date and 1.76% per annum for the following two years. The interest and principal are paid quarterly commencing on March 31, 2024. We failed to achieve the final conditions required to convert the term loan on or prior to June 30, 2024, therefore, the $35,696 outstanding balance was classified as current debt at June 30, 2024. We received a waiver and met the final conditions on August 14, 2024 and the current and non-current debt was classified accordingly at September 30, 2024.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48,035, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The note bore interest at a fixed rate of 5.0% per annum and the principal and interest was due in August 2024. The note was amended on August 2, 2024 to provide that it be paid in four installments through December 16, 2024 and bears interest at a rate of 5.0% per annum through August 2, 2024 and a rate of 9.0% per annum thereafter. The note was also amended on September 17, 2024 to provide that it be paid in three installments through November 1, 2024. In September 2024, we paid a portion of the seller’s note in the amount of $12,500.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
9. INCOME TAXES
We recorded a benefit for income taxes of $3,324 for the three and nine months ended September 30, 2024 and $10,054 for the three months ended September 30, 2023 and $10,552 for the nine months ended September 30, 2023.
The effective tax rate benefit was 24.3% for the three months ended September 30, 2024, compared to the effective tax rate benefit of 93.2% for the three months ended September 30, 2023. The principal reasons for the higher effective rate for 2024 are primarily due to the effects of foreign earnings, a smaller period discrete benefit and lower current year forecast for Section 179D Energy Efficient Building deductions, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024.

The effective tax rate benefit was 26.2% for the nine months ended September 30, 2024, compared to an effective tax rate benefit of 52.1% for the nine months ended September 30, 2023. The principal reasons for the higher effective rate for 2024 are primarily due to the effects of foreign earnings, a smaller period discrete benefit and lower current year forecast for Section 179D Energy Efficient Building deductions, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024.
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
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather, and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. On August 30 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting a set-off of liquidated damages for these two projects. The agreement confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters and our view continues to be that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out after payments of $3,040 was approximately $1,465 at December 31,

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
2023. At September 30, 2024 the fair value of the contingent consideration increased to $1,552 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The increase is due to a $87 increase in fair value. See Note 11 for additional information.
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of September 30, 2024, none of the earn-out amounts are considered probable and estimable.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2024	December 31, 2023
Assets:
Interest rate swap instruments	2	$2,943	$3,970
Liabilities:
Interest rate swap instruments	2	$983	$629
Make-whole provisions	2	14,344	6,012
Contingent consideration	3	1,552	1,465
Total liabilities		$16,879	$8,106
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	September 30, 2024	December 31, 2023
Contingent consideration liability balance at the beginning of period	$1,465	$4,158
Changes in fair value included in earnings	87	347
Payment of contingent consideration	—	(3,040)
Contingent consideration liability balance at the end of period	$1,552	$1,465
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of September 30, 2024		As of December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,643,666	$1,647,343	$1,466,458	$1,478,394

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the nine months ended September 30, 2024 and the year ended December 31, 2023.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of September 30, 2024 or December 31, 2023.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		September 30, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$457	$1,023
Interest rate swap contracts	Other liabilities	$38	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$2,486	$2,947
Interest rate swap contracts	Other liabilities	$945	$629
Make-whole provisions	Other liabilities	$14,344	$6,012
As of September 30, 2024 and December 31, 2023, all but 3 of our freestanding derivatives were designated as hedging instruments.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income
	Location of (Gain) Loss Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(259)	$(546)	$(806)	$(757)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$2,109	$(1,281)	$778	$(1,160)
Make-whole provisions	Other expenses, net	$1,592	$(1,764)	$(1,045)	$(2,146)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Nine Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$746
Unrealized gain recognized in AOCI	360
Gain reclassified from AOCI to other expenses, net	(806)
Loss on derivatives	(446)
Accumulated gain in AOCI at the end of the period	$300
The following tables present all of our active derivative instruments as of September 30, 2024:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	March 2033	$6,968	Not Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$252
Make-whole provisions	Liability	August 2016	April 2031	$33
Make-whole provisions	Liability	April 2017	February 2034	$34
Make-whole provisions	Liability	November 2020	December 2027	$21
Make-whole provisions	Liability	October 2011	May 2028	$4
Make-whole provisions	Liability	May 2021	April 2045	$48
Make-whole provisions	Liability	July 2021	March 2046	$2,376
Make-whole provisions	Liability	June 2022	March 2042	$917
Make-whole provisions	Liability	March 2023	December 2047	$1,826
Make-whole provisions	Liability	April 2024	June 2042	$8,359
Make-whole provisions	Liability	April 2024	June 2042	$475

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	September 30, 2024 (1)			December 31, 2023 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$1,328	$10,067	$11,395	$5,099	$16,780	$21,879
Accounts receivable, net	—	13,760	13,760	—	1,977	1,977
Costs and estimated earnings in excess of billings	2,699	—	2,699	662	13,409	14,071
Prepaid expenses and other current assets	30	1,859	1,889	33	3,749	3,782
Income taxes receivable	—	625	625	—	—	—
Project development costs, net	—	14,244	14,244	—	—	—
Total VIE current assets	4,057	40,555	44,612	5,794	35,915	41,709
Property and equipment, net	—	—	—	—	267	267
Energy assets, net	75,985	89,544	165,529	79,104	173,808	252,912
Intangible assets net	—	26	26	—	—	—
Operating lease assets	4,627	—	4,627	4,748	12,908	17,656
Restricted cash, non-current portion	73	—	73	73	—	73
Other assets	—	102	102	10	74	84
Total VIE assets	$84,742	$130,227	$214,969	$89,729	$222,972	$312,701
Current portions of long-term debt and financing lease liabilities	$2,200	$—	$2,200	$2,190	$132,427	$134,617
Accounts payable	1,350	7,403	8,753	1,440	6,490	7,930
Accrued expenses and other current liabilities	208	1,549	1,757	241	19,627	19,868
Current portions of operating lease liabilities	146	—	146	133	6,953	7,086
Billings in excess of cost and estimated earnings	—	12,719	12,719	—	3,153	3,153
Income Taxes Payable	—	262	262	—	—	—
Total VIE current liabilities	3,904	21,933	25,837	4,004	168,650	172,654
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	16,028	—	16,028	17,167	—	17,167
Long-term operating lease liabilities, net of current portion	5,002	—	5,002	5,063	3,823	8,886
Other liabilities	392	—	392	356	—	356
Total VIE liabilities	$25,326	$21,933	$47,259	$26,590	$172,473	$199,063

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in a consolidated joint venture, and we received $28,864 in cash. We also received additional contributions totaling $4,925 as of September 30, 2024.
During the nine months ended September 30, 2024, we acquired the remaining interest in one joint venture when we closed on the phase 2 acquisition of BCE as discussed in Note 6.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Equity and Cost Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in earnings from unconsolidated entities on the condensed consolidated statements of income.
During the nine months ended September 30, 2024, one of our equity method investments was sold to another company. We received distributions and net proceeds totaling $13,091 and recognized a gain on the sale in the amount of $224, which is included in earnings from unconsolidated entities in the condensed consolidated statements of income.
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	September 30, 2024	December 31, 2023
Equity and cost method investments	$16,729	$18,709
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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both September 30, 2024 and December 31, 2023 redeemable non-controlling interests were reported at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$17,599	$21,265	$19,672	$28,735
Adjustment for accretion of tax equity financing fees	(26)	(26)	(80)	(81)
Income attributable to common shareholders	$17,573	$21,239	$19,592	$28,654
Denominator:
Basic weighted-average shares outstanding	52,413	52,209	52,352	52,104
Effect of dilutive securities:
Stock options	830	1,091	746	1,155
Diluted weighted-average shares outstanding	53,243	53,300	53,098	53,259
Net income per share attributable to common shareholders:
Basic	$0.34	$0.41	$0.37	$0.55
Diluted	$0.33	$0.40	$0.37	$0.54

Potentially dilutive shares (1)	2,204	1,954	2,084	1,950

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$3,664	$4,319	$10,368	$12,318
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2024, there was $29,027 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.9 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the nine months ended September 30, 2024, we granted 627 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 122 RSUs to certain employees and directors under our 2020 Plan. We did not grant awards to individuals who were not either an employee or director of ours during the nine months ended September 30, 2024 and 2023.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments for the three and nine months ended September 30, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.

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
Our Alternative Fuels segment sells electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock from small-scale plants that we own and operate and provides O&M services for customer-owned small-scale plants.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Three Months Ended September 30, 2024
Revenues	$291,611	$89,113	$52,613	$43,537	$23,999	$500,873
Loss on derivatives	1,592	1,342	—	767	—	3,701
Interest expense, net of interest income	3,577	2,017	1,371	6,203	(1)	13,167
Depreciation and amortization of intangible assets	9,552	4,751	503	7,494	689	22,989
Unallocated corporate activity	—	—	—	—	—	(20,046)
Income (loss) before taxes, excluding unallocated corporate activity	22,662	9,543	(3,285)	2,236	2,580	33,736

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Three Months Ended September 30, 2023
Revenues	$157,700	$87,341	$40,500	$27,319	$22,289	$335,149
Gain on derivatives	(1,764)	(791)	—	(492)	—	(3,047)
Interest expense, net of interest income	1,758	278	764	4,764	—	7,564
Depreciation and amortization of intangible assets	7,437	1,229	645	6,669	633	16,613
Unallocated corporate activity	—	—	—	—	—	(20,380)
Income before taxes, excluding unallocated corporate activity	15,712	12,129	1,049	820	1,458	31,168

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Nine months ended September 30, 2024
Revenues	$638,027	$236,740	$169,794	$122,248	$70,452	$1,237,261
(Gain) loss on derivatives	(1,045)	316	—	462	—	(267)
Interest expense, net of interest income	7,788	4,208	3,147	17,634	(1)	32,776
Depreciation and amortization of intangible assets	26,422	9,626	1,513	21,709	2,001	61,271
Unallocated corporate activity	—	—	—	—	—	(64,821)
Income before taxes, excluding unallocated corporate activity	37,098	26,284	(2,044)	8,258	7,931	77,527

	North America Regions	U.S. Federal	Europe	Alternative Fuels	All Other	Total Consolidated
Nine Months Ended September 30, 2023
Revenues	$450,013	$226,916	$103,121	$85,974	$67,241	$933,265
Gain on derivatives	(2,145)	(787)	—	(376)	—	(3,308)
Interest expense, net of interest income	5,240	864	1,515	10,551	(2)	18,168
Depreciation and amortization of intangible assets	21,002	3,689	1,430	18,741	1,191	46,053
Unallocated corporate activity	—	—	—	—	—	(56,354)
Income before taxes, excluding unallocated corporate activity	34,981	26,228	2,252	7,446	5,707	76,614
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss (gain) on derivatives	$3,701	$(3,045)	$(267)	$(3,306)
Interest expense, net of interest income	18,416	9,199	47,460	23,614
Amortization of debt discount and debt issuance costs	1,442	1,042	3,764	3,407
Foreign currency transaction (gain) loss	(2,219)	1,371	(541)	1,364
Government incentives	(189)	—	(188)	(522)
Factoring & other fees	318	2,075	1,171	3,326
Other expenses, net	$21,469	$10,642	$51,399	$27,883
19. ASSETS HELD FOR SALE
During the three months ended September 30, 2024, we entered into thirteen membership interest purchase agreements which converted energy assets designated as held for sale during 2024 to projects, by which we are able to recognize revenue under their respective engineering, procurement, and construction contracts. These assets had a carrying value of $54,012 at the time of the sale and during the period we recognized revenue of $67,673 and gross profit of $12,702 in the condensed consolidated statements of income.
During the nine months ended September 30, 2024, we identified five assets that previously met the criteria to be classified as held for sale, but we no longer have the intent to sell the assets. As of December 31, 2023, the carrying value of these assets was

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
$33,851 with liabilities associated with assets classified as held for sale of $5,546. As a result of the change in circumstances, the balances for these assets were reclassified to held and used and the reclassification did not have a material impact to current period results.
As of September 30, 2024, we determined that there were five energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.
The table below reflects the assets and liabilities associated with assets held for sale by segment:

	September 30, 2024			December 31, 2023
Balance Sheet Location	North America Regions	U.S. Federal	Total	North America Regions	U.S. Federal	Total
Other assets	$19,321	$401	$19,722	$18,895	$18,253	$37,148
Operating lease assets	1,700	—	1,700	1,256	—	1,256
Assets classified as held for sale	$21,021	$401	$21,422	$20,151	$18,253	$38,404

Accounts payable	$2,975	$—	$2,975	$5,418	$601	$6,019
Accrued expenses and other current liabilities	493	—	493	14	—	14
Billings in excess of cost and estimated earnings	—	—	—	—	1,088	1,088
Long-term operating lease liabilities, net of current portion	1,832	—	1,832	1,230	—	1,230
Liabilities directly associated with assets classified as held for sale	$5,300	$—	$5,300	$6,662	$1,689	$8,351

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K (“2023 Form 10-K”) for the year ended December 31, 2023 filed on February 29, 2024 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth, the impact of changes in the U.S. administration and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, and other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of any delays; the impact of a possible U.S. federal government shutdown; the U.S. Department of Commerce’s solar panel import investigation; the imposition of additional tariffs, and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2023 Form 10-K and Part II, Item 1A of our Q2 2024 Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Key Factors and Trends
The Inflation Reduction Act (“IRA”)
The IRA was signed into law on August 16, 2022. The bill invests nearly $369 billion in energy and climate policies. The provisions of the IRA are intended to, among other things, incentivize domestic clean energy investment, manufacturing, and deployment. The IRA incentivizes the deployment of clean energy technologies by extending and expanding federal incentives such as the ITC and the Production Tax Credit (“PTC”). We view the enactment of the IRA as favorable for the overall business climate for the renewable energy industry. However, uncertainty related to the applicability of the IRA to our current and planned projects and the scope of the IRA, and its interpretations may change as a result of the change in the U.S. administration or as a result of government agencies’ authority to interpret federal law being restricted as a result of the Supreme Court’s overturning of the Chevron doctrine. We may also continue to experience a delay in our sales cycles and new award activity as our customers consider the applicability of the IRA and as financing projects may take longer as result of this uncertainty. The IRA may increase the competition in our industry and as such increase the demand and cost for labor, equipment and commodities needed for our projects.
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global conditions on our operations, financial results, and liquidity, such as the impact of supply chain challenges, the war in Ukraine and the Middle East, the volatile U.S. political climate, including uncertainty regarding the impact of the results of the U.S. presidential election and evolving relations between the U.S. and China. The impact to our future operations, results of operations as a result of these global trends, remains uncertain and the challenges we face, such as demand for our products and services, governmental support for clean energy, an increase in costs for logistics and supply chains, intermittent supplier delays, and shortages of certain components needed for our business, such as lithium-ion battery cells, semiconductors, and other components required for our clean energy solutions may continue or become more pronounced.
During the nine months ended September 30, 2024, we were impacted by supply chain disruptions and varying levels of inflation, as a result macroeconomic conditions. These conditions caused delays in the timely delivery of material to customer sites, delays and disruptions in the completion of certain projects, increased shipping and transportation costs, and increased component and labor costs. This negatively impacted our results of operations during the nine months ended September 30, 2024. We expect the trends of supply chain challenges to continue. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
In August 2023, the U.S. Department of Commerce issued a final ruling in the Auxin Solar trade case related to solar tariff imports that will lead to higher tariffs on certain imported solar products from Malaysia, Vietnam, Thailand, and Cambodia beginning in June 2024. Similarly, the imposition of additional tariffs, changes in trade regulations, and the enforcement of the Uyghur Forced Labor Prevention Act could disrupt the solar panel supply chain and increase the cost for components and services required for our clean energy solutions. This could ultimately impact the demand for clean energy solutions and increase our costs. We are closely monitoring the investigation and any related trade and tariff regulations.
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
On August 30 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting both a set-off of liquidated damages which are still in dispute and $3 million that SCE withheld for additional work SCE required. Upon final acceptance of these two projects, we will invoice SCE for the remaining final acceptance milestone payments for these projects. The Agreement also confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. Ameresco is continuing discussions with SCE on these matters and its view continues to be that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
The third project is expected to reach substantial completion during the fourth quarter of 2024.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the nine months ended September 30, 2024, we granted 626,503 common stock options and 122,366 restricted stock units (“RSUs”) to certain employees and directors under our 2020 Plan. Our unrecognized stock-based compensation expense was $29.0 million at September 30, 2024, compared to $30.1 million at December 31, 2023, and is expected to be recognized over a weighted-average period of two years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of September 30,
(In Thousands)	2024	2023
Project Backlog
Fully-contracted backlog	$1,852,774	$1,188,460
Awarded, not yet signed customer contracts	2,656,082	2,512,880
Total project backlog	$4,508,856	$3,701,340
12-month project backlog	$976,530	$765,125

O&M Backlog
Fully-contracted backlog	$1,421,204	$1,237,985
12-month O&M backlog	$91,380	$87,475
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
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.3 billion and $1.8 billion, net of amount attributable to a non-controlling interest at September 30, 2024 and 2023, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,
	2024		2023		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$500,873	100.0%	$335,149	100.0%	$165,724	49.4%
Cost of revenues	423,734	84.6%	271,493	81.0%	152,241	56.1%
Gross profit	77,139	15.4%	63,656	19.0%	13,483	21.2%
Earnings from unconsolidated entities	159	—%	526	0.1%	(367)	(69.8)%
Selling, general and administrative expenses	42,139	8.4%	42,752	12.8%	(613)	(1.4)%
Operating income	35,159	7.0%	21,430	6.4%	13,729	64.1%
Other expenses, net	21,469	4.3%	10,642	3.2%	10,827	101.7%
Income before income taxes	13,690	2.7%	10,788	3.2%	2,902	26.9%
Income tax benefit	(3,324)	(0.7)%	(10,054)	(3.0)%	(6,730)	(66.9)%
Net income	17,014	3.4%	20,842	6.2%	(3,828)	(18.4)%
Net loss attributable to non-controlling interests and redeemable non-controlling interests	585	0.1%	423	0.1%	162	38.3%
Net income attributable to common shareholders	$17,599	3.5%	$21,265	6.3%	$(3,666)	(17.2)%
Our results of operations for the three months ended September 30, 2024 are due to the following:
•Revenues: total revenues for the three months ended September 30, 2024 increased over 2023 primarily due to a $142.7 million, or 59%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percent of revenues decreased due primarily to cost budget revisions on our SCE battery storage projects and a mix of lower-margin projects.
•Earnings from Unconsolidated Entities: the decrease in earnings from unconsolidated entities is due to the sale of one of our equity method investments during the first quarter of 2024.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2024 decreased over 2023 primarily due to lower professional fees partially offset by higher occupancy costs, salaries and related benefits and insurance.
•Other Expenses, Net: Other expenses, net for the three months ended September 30, 2024 increased over 2023 primarily due to higher interest expenses, net of $9.2 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates and increased losses from derivatives transactions of $6.7 million, partially offset by increased gains from foreign currency transactions of $3.6 million and a decrease in factoring fees of $1.8 million.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be higher in 2024 as compared to 2023 primarily due to the effects of foreign earnings, a smaller period discrete benefit and lower current year forecast for Section 179D Energy Efficient Building deductions, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024.

•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above, partially offset by a lower net loss attributable to NCI and redeemable NCI this year compared to the prior year. Basic and diluted earnings per share for the three months ended September 30, 2024 was $0.34 and $0.33, respectively, a decrease of $0.07 in per share compared to the same period of 2023.

	Nine Months Ended September 30,
	2024		2023		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,237,261	100.0%	$933,265	100.0%	$303,996	32.6%
Cost of revenues	1,047,960	84.7%	761,012	81.5%	286,948	37.7%
Gross profit	189,301	15.3%	172,253	18.5%	17,048	9.9%
Earnings from unconsolidated entities	724	0.1%	1,356	0.1%	(632)	(46.6)%
Selling, general and administrative expenses	125,920	10.2%	125,466	13.4%	454	0.4%
Operating income	64,105	5.2%	48,143	5.2%	15,962	33.2%
Other expenses, net	51,399	4.2%	27,883	3.0%	23,516	84.3%
Income before income taxes	12,706	1.0%	20,260	2.2%	(7,554)	(37.3)%
Income tax benefit	(3,324)	(0.3)%	(10,552)	(1.1)%	(7,228)	(68.5)%
Net income	16,030	1.3%	30,812	3.3%	(14,782)	(48.0)%
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	3,642	0.3%	(2,077)	(0.2)%	5,719	275.3%
Net income attributable to common shareholders	$19,672	1.6%	$28,735	3.1%	$(9,063)	(31.5)%
Our results of operations for the nine months ended September 30, 2024 are due to the following:
◦Revenues: total revenues for the nine months ended September 30, 2024 increased over 2023 primarily due to a $265.6 million, or 41%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
◦Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percent of revenues decreased due primarily to cost budget revisions on our SCE battery storage projects and a mix of lower-margin projects.
◦Earnings from Unconsolidated Entities: the decrease in earnings from unconsolidated entities is due to the sale of one of our equity method investments to during the first quarter of 2024.
◦Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the nine months ended September 30, 2024 increased over 2023 primarily due to higher insurance and occupancy costs, other miscellaneous charges, and charges to credit losses partially offset by lower professional fees and salaries and related benefits as a result of a decrease in non-cash stock-based compensation expense, and lower project development costs.
◦Other Expenses, Net: Other expenses, net for the nine months ended September 30, 2024 increased over 2023 primarily due to higher interest expenses, net of $23.8 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates, increased losses from derivatives transactions of $3.0 million, partially offset by increased gains from foreign currency transaction of $1.9 million and a decrease in factoring fees of $2.2 million.
◦Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. We expect the effective tax rate will be higher in 2024 as compared to 2023 primarily due to the effects of foreign earnings, a smaller period discrete benefit and lower current year forecast for Section 179D Energy Efficient Building deductions, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2024.
◦Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above, partially offset by a net loss attributable to NCI and redeemable NCI this year compared to income in the prior year. Basic and diluted earnings per share for the nine months ended September 30, 2024 was $0.37 per share, a decrease of $0.18 in basic earnings per share and a decrease of $0.17 in diluted earnings per share compared to the same period of 2023.
Business Segment Analysis
Our reportable segments for the three and nine months ended September 30, 2024 were North America Regions, U.S. Federal, Europe, Alternative Fuels and All Other. On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and nine-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
North America Regions	$291,611	$157,700	$133,911	84.9%	$638,027	$450,013	$188,014	41.8%
U.S. Federal	89,113	87,341	1,772	2.0	236,740	226,916	9,824	4.3
Europe	52,613	40,500	12,113	29.9	169,794	103,121	66,673	64.7
Alternative Fuels	43,537	27,319	16,218	59.4	122,248	85,974	36,274	42.2
All Other	23,999	22,289	1,710	7.7	70,452	67,241	3,211	4.8
Total revenues	$500,873	$335,149	$165,724	49.4%	$1,237,261	$933,265	$303,996	32.6%
•North America Regions: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•U.S. Federal: the increase in revenue versus the prior year is primarily due to higher energy asset revenue, partially offset by lower project revenue attributed to the timing of activity on certain long-term contracts.
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
•All Other: All other revenues increased year-over-year primarily due to increased consulting revenue.
Income before Taxes and Unallocated Corporate Activity

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
North America Regions	$22,662	$15,712	$6,950	44.2%	$37,098	$34,981	$2,117	6.1%
U.S. Federal	9,543	12,129	(2,586)	(21.3)	26,284	26,228	56	0.2
Europe	(3,285)	1,049	(4,334)	(413.2)	(2,044)	2,252	(4,296)	(190.8)
Alternative Fuels	2,236	820	1,416	172.7	8,258	7,446	812	10.9
All Other	2,580	1,458	1,122	77.0	7,931	5,707	2,224	39.0
Unallocated corporate activity	(20,046)	(20,380)	334	1.6	(64,821)	(56,354)	(8,467)	(15.0)
Income before taxes	$13,690	$10,788	$2,902	26.9%	$12,706	$20,260	$(7,554)	(37.3)%

•North America Regions: the increase is primarily due to the increased revenues noted above and lower SG&A expenses, partially offset by higher interest expenses, net and lower gains on derivatives.
•U.S. Federal: the decrease for the three-month period is primarily due to higher interest expenses, net, lower gains on derivatives, and increased SG&A expenses and interest expenses, net, partially offset by higher revenues described above and higher gross profit as a percent of revenues. The increase for the nine-month period is primarily due to the higher revenues described above and higher gross profit as a percent of revenues partially offset by increased SG&A expenses and interest expenses, net.
•Europe: the decrease is primarily due to lower gross profit as a percent of revenues due to a mix of lower-margin projects, as well as increases in interest expenses, net and higher SG&A expenses, partially offset by lower factoring fees.
•Alternative Fuels: the is primarily due to the increased revenues described above and lower SG&A expenses, partially offset by higher interest expenses and losses on derivatives.
•All Other: the increase is primarily due to higher revenues described above and lower SG&A expenses.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity decreased for the three-month period is primarily due to lower SG&A expenses and increased gains from foreign currency transactions, partially offset by higher interest expenses, net. Corporate activity increased for the nine-month period primarily due to higher interest expenses, net partially offset by higher foreign currency transaction gains.

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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus asset sales, tax equity transfers, ITC sales, and our general access to credit and equity markets, will be sufficient to fund our operations through at least November 2025 and thereafter.
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
The purchase price for phase 1 was $88.0 million, of which $5.0 million was paid in cash, $46.7 million was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36.3 million. We also acquired $11.2 million cash. During the year ended December 31, 2023, we paid $18.4 million in principal on the seller’s note. In January 2024, the purchase price was increased by $1.1 million, and we paid off the seller’s note in the amount of $29.4 million. We agreed to sell back to the seller investment tax credits for the project acquired as part of this transaction for the fair market value of these credits in early in 2024 and received $21.0 million in cash during March 2024.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48.0 million, of which $9.8 million was paid in cash at closing, and $32.5 million was financed through a seller’s note. The remaining balance due of $5.7 million was paid during nine months ended September 30, 2024. We also assumed four land leases for the energy asset projects.
The seller’s note bore interest at a fixed rate of 5.0% per annum and the principal and interest was due in August 2024. The note was amended on August 2, 2024 to provide that it be paid in four installments through December 16, 2024 and bears interest at a rate of 5.0% per annum through August 2, 2024 and a rate of 9.0% per annum thereafter. The note was also amended on September 17, 2024 to provide that it be paid in three installments through November 1, 2024. In September 2024, we paid a portion of the seller’s note in the amount of $12.5 million.
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
As of September 30, 2024, the balance on the senior secured term loans was $71.3 million, the balance on the senior secured revolving credit facility was $106.5 million, and we had funds available of $67.1 million.
June 2024, Second Lien Term Loan, due June 28, 2029
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100.0 million with a maturity date of June 28, 2029. The term loan bears an interest rate of SOFR (5.309% at September 30, 2024), and an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029. As of September 30, 2024, we incurred $5.1 million in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $82.1 million and $15.0 million were used to pay towards our credit facility and the outstanding portion of the DDTLA, respectively, under our senior secured credit facility at closing.
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
Material energy asset construction and term loan financings during the nine months ended September 30, 2024 were as follows:
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
•October 2022, Financing Facility, 6.70% - we drew down an additional $38.3 million.
•August 2023, Construction Credit Facility, 9.16% - we drew down an additional $137.0 million.
Net proceeds from energy asset construction facilities and term loans during the nine months ended September 30, 2024 totaled $301.4 million.
Sale-leasebacks and Financing Leases
During the nine months ended September 30, 2024, we sold and leased back three energy assets for $24.3 million in cash proceeds under our master sale-leaseback agreements.
On April 18, 2023, in connection with the April 2023, Construction Credit Facility, we entered into lease agreements with two investors and on August 14, 2024 we sold and leased back an energy asset for $234.8 million, of which 50% was allocated to each investor under these agreements. One lease has an expiration date of August 14, 2034 with an option to extend to August 14, 2044 while the other as an expiration date of August 14, 2044. At closing, we incurred $2.8 million in lenders fees and debt issuance costs. In August 2024, we used $140.8 million of the proceeds to pay off the April 2023, Construction Credit Facility. As of September 30, 2024, we have no available funds remaining under this lending commitment.

Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $520.5 million as of September 30, 2024. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $129.4 million during the nine months ended September 30, 2024, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $110.8 million during the nine months ended September 30, 2024. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.

Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(In Thousands)	2024	2023	$ Change
Cash flows from operating activities	$99,222	$(40,421)	$139,643
Cash flows from investing activities	(355,392)	(465,193)	109,801
Cash flows from financing activities	305,058	532,401	(227,343)
Effect of exchange rate changes on cash	1,827	(980)	2,807
Total net cash flows	$50,715	$25,807	$24,908
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the nine months ended September 30, 2024 increased over the same period last year primarily due to increases in cash flows of $121.4 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced, including our SCE battery storage project when compared to the prior year period, $26.0 million in prepaid expenses and other current assets, $52.0 million in accounts payable, accrued expenses and other current liabilities, $32.8 million in Federal ESPC receivable, and $32.1 million in deferred revenue (billings in excess of cost and estimated earnings), partially offset by decreases of $122.2 million in accounts receivable and $14.8 million in net income.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024 we made capital investments of $341.8 million in new energy assets and $13.6 million in major maintenance of energy assets compared to $445.5 million and $8.0 million, respectively, in 2023.
We currently plan to invest approximately $20 million to $75 million in additional capital expenditures during the remainder of 2024, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the nine months ended September 30, 2024 were net proceeds from long-term debt of $653.5 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $134.6 million, contributions from a non-controlling interest of $33.8 million, offset by payments on long-term debt of $441.6 million, net, payments on the seller’s note for the BCE phase 1 and 2 acquisitions of $41.9 million, and net payments on our senior secured revolving credit facility of $33.4 million.
Our primary sources of financing for the nine months ended September 30, 2023 were net proceeds from long-term debt of $720.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $119.8 million, partially offset by payments on long-term debt of $162.7 million and net payments on our senior secured revolving credit facility of $115.0 million.
We currently plan additional project financings of approximately $50 million during the remainder of 2024 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Income Taxes
We have reviewed all tax positions taken as of September 30, 2024 and there were no additional uncertain tax positions taken during the three and nine months ended September 30, 2024. We believe our current tax reserves are adequate to cover all known tax uncertainties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2023 Form 10-K.
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
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K and Part II, Item 1A of our Q2 2024 Form 10-Q.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2023 Form 10-K and updated in Part II, Item 1A of our Q2 2024 Form 10-Q are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended September 30, 2024. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of September 30, 2024, there were shares having a dollar value of approximately $5.9 million that may yet be purchased under the Repurchase Program.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted by our directors and officers during the quarter ended September 30, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name (Title)	Action Taken (Date of Action)	Duration of Trading Arrangement	Aggregate Number of Securities
Nickolaus Stavropoulos, Director	Adoption: 9/6/2024	Until September 6, 2025 or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 54,000 shares

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	November 8, 2024	By:	/s/ Mark Chiplock
Mark Chiplock
Executive Vice President and Chief Financial Officer (duly authorized and principal financial officer)