Form 10-K
period 2024-12-31
Ameresco, Inc.
filed 2025-02-28
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $919,337,629.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 24, 2025
Class A Common Stock, $0.0001 par value per share	34,541,213
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2025 annual meeting of stockholders are incorporated by reference into Part III.

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
•the uses of future earnings,
•the expected energy and cost savings of our projects,
•the expected energy production capacity of our renewable energy plants,
•the impact of ongoing macroeconomic challenges and global unrest, including supply chain disruptions, and shortage of materials,
•our expectations related to our agreement with SCE and associated liquidated damages,

•the impact of tariffs and

•the impact of changes in regulation, including the Inflation Reduction Act (“IRA”)
These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors that could cause actual results and the timing of certain events to differ materially and adversely from the future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Form 10-K and elsewhere in this Report. The forward-looking statements in this Form 10-K represent our views as of the date of this Report. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.
ADDITIONAL NOTES
The terms “Ameresco,” “Company,” “we,” “our,” “us,” or “ourselves” included in this Report mean Ameresco, Inc. and its consolidated subsidiaries, collectively.
Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values.

PART I
Item 1. Business
Company Overview
Ameresco is a leading energy solutions provider dedicated to helping customers reduce costs, enhance resilience, and decarbonize to net zero in the global energy transition. Our comprehensive portfolio includes implementing smart energy efficiency solutions, upgrading aging infrastructure, and developing, constructing, and operating distributed energy resources.
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
Drawing from decades of experience, Ameresco reduces energy use and delivers diversified generation solutions to Federal, state and local governments, utilities, educational and healthcare institutions, housing authorities, and commercial and industrial customers across the North America and Europe.
We have sourced and raised approximately $6.4 billion in project financing while delivering $16.2 billion in energy solutions since our inception. Our growth is driven by staying ahead of the curve and at the leading edge of innovation taking place in the energy sector, offering new products and services to new and existing customers.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and entering into joint venture arrangements has been, and continues to be an important component to our growth strategy. These strategies enable us to broaden our service offerings and expand our geographical reach. We have also taken steps to ensure our business is strategically aligned with our core offerings and as part of these efforts, in 2024, we divested an energy technology and advisory services company which allows us to focus on our primary business areas while actively pursuing new growth opportunities within our target markets.
To best serve our expansive customer base, as of December 31, 2024, we have approximately 60 offices located throughout North America and Europe and more than 1,500 dedicated energy and business professionals with years of proven experience and a strong commitment to customer satisfaction. We offer our customers the resources needed to successfully plan, finance, execute and operate energy programs to create sustained economic and operating benefits to fulfill their unique requirements.

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
As of December 31, 2024, we owned and operated 209 small-scale renewable energy plants including solar PV installations which generate electricity or deliver renewable gas fuel with a combined capacity of approximately 731 megawatt equivalents (“MWe”) and have energy assets in development and construction with a combined capacity of approximately 637 MWe.
The table below shows the type and number of plants we owned and operated as of December 31, 2024:

Plants Owned and Operated	Quantity
Biogas: RNG (1)	8
Biogas: non-RNG	20
Solar and battery assets	176
Other	5
Total plants owned and operated	209
(1) Includes 1 plant co-owned with non-controlling interest holder

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
Our Business Segments
Our company is primarily organized by region, where each region may perform our key services under our various lines of business. Our reportable business segments largely follow our regional segmentation. For the year ended December 31, 2024, our reportable business segments were as follows:
•North America Regions
•U.S. Federal
•All Other
•Renewable Fuels (previously Alternative Fuels)
•Europe

On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
Our North America Regions, U.S. Federal, and Europe segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services and the development and construction of small-scale plants that we own or develop for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
Our Renewable Fuels segment sells electricity and processed RNG derived from biomethane from small-scale plants that we own and operate and provides O&M services for customer owned small-scale RNG plants.
The “All Other” category offers software and consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV.
The table below shows the percentage of revenues by segment for the last three years:

	2024	2023	2022
% of Revenues by Segment (1)
North America Regions	49.7%	44.8%	64.3%
U.S. Federal	21.0%	29.3%	21.5%
Renewable Fuels	9.8%	8.5%	6.3%
Europe	14.2%	10.9%	3.2%
All Other	5.3%	6.5%	4.7%
Total revenues	100.0%	100.0%	100.0%

(1) See Note 3 “Revenue from Contracts with Customers” for our disaggregated revenue and Note 20 “Business Segment Information” for additional information.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational, and technical needs. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, digital campaigns, telemarketing, and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2024, we had 166 employees in direct sales.
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
In 2024, we served customers throughout North America and Europe. Approximately 67.3% of our revenues were derived from federal, state, provincial, or local government entities, including public housing authorities, public universities, and municipal utilities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government is considered a single customer and segment for reporting purposes (see table above under “Our Business Segments”). For the year ended December 31, 2024, our largest 20 customers accounted for approximately 56.8% of our total revenues. Other than the U.S. federal government, no customers represented 10% or more of our revenues during this period.
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
Regulatory
Various regulations affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government. We are also subject to local regulations in the international jurisdictions where we operate, including Canada, the United Kingdom and elsewhere in Europe.
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
The breath of our team coupled with our deep bench of technical expertise enables us to tackle the most complex energy opportunities. Supporting our employees and the communities in which we serve is paramount to our success.
We focus on team-based employee philanthropy, wellness-focused employee benefits, and donating our time to our local communities through education and training.

As of December 31, 2024, we had a total of 1,509 employees based in 43 U.S. states, including the District of Columbia, eight Canadian provinces, five locations throughout the United Kingdom, one location in Italy, and one in Greece.
Philanthropic Activities
We actively participate in philanthropic activities that support our local communities and provide an opportunity for dynamic team building. During 2024, we hosted eight volunteer initiatives sponsored by members of our executive management team. Our employees were encouraged to use paid community service days to donate time and creative energy to these events as well as organizations that touch them personally and to give back to the environment and their communities. As a result, we experienced increased participation in both the utilization of our volunteer hours and activities.
Culture and Engagement
We welcome, support, and celebrate many ways of thinking. We believe innovation demands variety of thought, and Ameresco has done well by welcoming and celebrating employees from a wide range of backgrounds. We are proud to be an employer that believes in equal opportunity for everyone.
To foster a healthy, vibrant, and innovative environment, we educate our employees on collaborative and respectful problem-solving skills and how to navigate different points of view in a positive and productive way.
Recruiting is a key element in our commitment to equal opportunity. We are keen to bring talented and qualified individuals into our company. Our talent team focuses on bringing a wide range of candidates into our pipeline and is trained in skills-based recruiting to identify qualified candidates that meet our needs.
Benefits with a Purpose
The health, safety, and well-being of our employees continues to be a top priority at Ameresco. In addition to competitive salaries, we are committed to regularly evaluating a competitive benefits portfolio, striving to provide resources to our employees that assist with work-life balance.
While employee healthcare costs and access to a wide variety of medical providers have always been at the top of our criteria list, we also continued to focus our 2024 benefit offerings on choice and our mental health and well-being offerings. We want to ensure our employees have a variety of help and resources available, offered through platforms and services they feel comfortable using, should they need it.
In addition, we offer a comprehensive Employee Assistance Plan to all Ameresco global employees and their family members should they need assistance with life planning matters. Through our benefit offerings, our employees can also take advantage of tools and benefits to enhance their physical, mental or financial health.
Career Advancement
Ameresco strives to implement creative ways for our employees to support career advancement. To facilitate our employees’ career development with a focus on retention, we have increased the frequency of career path discussions, training, and succession planning. During 2024, we also improved our performance management process and continued our mentorship program pairing employees with mentors within our leadership team focusing on established goals and guidance with various skills.
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
We launched Udemy for Business as our cornerstone of digital learning and development that is available to all employees globally. In 2024, we also launched a manager development program focused on enhancing management and leadership skills for managers across all parts of the organization.
We provide a tuition reimbursement program to support career development within our organization. In addition, we support employee growth by investing in career advancing certification programs.
For more information on our initiatives noted above, please see our 2024 Impact Report to be published in 2025 which will be available at www.ameresco.com.

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
The sales cycle for energy efficiency and renewable energy projects in general take from 18 to 42 months, with sales to federal government and housing authority customers tending to require the longest sales processes. Our sales cycle has been further lengthened as a result of macroeconomic conditions as well as uncertainly stemming from changes in regulations and policies that may be implemented by the new U.S. administration, and we cannot predict the timeline for our selling cycle in the current conditions. Our existing and potential customers generally follow extended budgeting and procurement processes and sometimes must engage in regulatory approval processes related to our services. Our customers often use outside consultants and advisors, which contributes to a longer sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a favorable site for solar PV, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2024 and 2023, we had backlog of approximately $2.5 billion and $1.3 billion, respectively, in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $2.3 billion and $2.6 billion, respectively. As of December 31, 2024 and 2023, we had O&M backlog of approximately $1.4 billion and $1.2 billion, respectively. Our O&M backlog represents expected future revenues under signed, multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
Any of these factors could give rise to construction delays, costs in excess of our expectations or cause us not to meet commitments given to our customers. We have, for example, experienced disruptions in development, installation and construction as a result of continued supply chain and logistics challenges, and we may continue to experience such disruptions. In addition, the impacts of climate change have caused us to experience more frequent and severe weather interferences which has impacted our construction timelines, and this trend may continue. These factors and events could prevent us from completing construction of our projects, cause defaults under our financing agreements or under contracts that require completion of project construction by a certain time, give rise to liquidated damages or penalties, cause projects to be unprofitable for us, or otherwise impair our business, financial condition, and operating results.
For example, our Turnkey Engineering, Procurement, Construction and Maintenance Agreement and the underlying purchase orders dated as of October 21, 2021 (the “SCE Agreement”) with SCE obligated us to achieve certain substantial completion milestone dates for the facilities no later than August 1, 2022, and for at least two years thereafter meet specified availability and capacity guarantees. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by the guaranteed completion date of August 1, 2022 and made force majeure claims related to such delays. While we have reached an agreement with SCE on substantial completion of two out of three battery energy storage system projects, the resolution of our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief, as well as any cost recovery we may be entitled to remain subject to dispute. If we fail to come to an agreement with SCE or otherwise resolve matters related to substantial completion or related force majeure relief, or fail to meet the availability and capacity guarantees, we may be subject to liquidated damages up to the maximum amount of $89 million. This could have a material adverse effect on our reputation, business, and results of operations.
A significant decline in the fiscal health of federal, state, provincial, and local governments could reduce demand for our energy efficiency and renewable energy projects and a significant reduction of the federal workforce could delay federal contracting and adversely impact our federal business.
Historically, including for the years ended December 31, 2024 and 2023, 67% and 72%, respectively, of our revenues have been derived from sales to federal, state, provincial, or local governmental entities, including public housing authorities, public universities, and municipal utilities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services, to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance. Furthermore, a significant reduction of the federal workforce could delay federal contracting and otherwise have an adverse effect on our federal projects and our financial performance.

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
In ESPCs for governmental entities, the methodologies for computing energy savings may be less favorable than for non-governmental customers and may be modified during the contract period. We may be liable for price reductions if the projected savings cannot be substantiated. In addition to the right of the federal government to terminate its contracts with us, federal government contracts are conditioned upon the continuing approval by Congress of the necessary spending to honor such contracts. Congress often appropriates funds for a program on a September 30 fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of many major Governmental programs, contracts often may not be fully funded, and additional monies are then committed to the contract only if, as and when appropriations are made by Congress for future fiscal years. Similar practices are likely to also affect the availability of funding for our contracts with Canadian, as well as state, provincial, and local government entities. If one or more of our government contracts were terminated or reduced, or if appropriations for the funding of one or more of our contracts is delayed or terminated, our business, financial condition and operating results could be adversely affected. Furthermore, recent presidential executive orders directing the review and potential termination of funds appropriated through the IRA and the Infrastructure Investment and Jobs Act (“IIJA”) has resulted in delays in construction on some of our projects and may cause further delays or cancellations of projects and existing contracts, which could have an adverse affect on our financial condition and results of operations.
The projects we undertake for our customers generally require significant capital, which our customers or we may finance through third parties, and such financing may not be available to our customers or to us on favorable terms, if at all.
Our projects for customers are typically financed by third parties. For small-scale renewable energy plants that we own, as well as certain larger projects for customers, we typically rely on a combination of our working capital and debt to finance construction costs. If we or our customers are unable to raise funds on acceptable terms when needed or if we do not have sufficient working capital or availability under our existing financing arrangements, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Delays in customer projects could also subject us to claims by customers. Furthermore, the terms of financing arrangements that we may enter into, including increases in interest rates as compared to historical rates, have in the past and could in the future impact the profitability of our projects. In addition, any inability by us or our customers to raise the funds necessary to finance our projects or construction costs could materially harm our business, financial condition, and operating results.

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
Most of our revenues are derived under multi-year or long-term contracts with our customers, and our revenues are therefore dependent to a large extent on the creditworthiness of our customers. During periods of economic downturn and if our customers’ risk exposure increases, e.g. as a result of catastrophic events such as the wild fires in Los Angeles and Hawaii, our exposure to credit risks from our customers’ increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Our reliance on one or a few customers for a material portion of our revenue further exacerbates this risk. In the event of non-payment by one or more of our customers, our business, financial condition and operating results could be adversely affected.

Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.
We are subject to seasonal fluctuations and construction cycles, particularly in areas that experience colder weather during the winter months, such as the northern United States and Canada, and other areas that experience extreme weather events, such as wildfires, storms, or flooding, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. As a result, our revenues and operating income in the third and fourth quarter are typically higher, and our revenues and operating income in the first quarter are typically lower, than in other quarters of the year. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner or at prices that are acceptable to us could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services at acceptable prices. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects. We, our subcontractors and other third parties have been impacted by the global supply chain delays and challenges. This has resulted in and may continue to result in delays in our ability to provide our services and complete our projects in a timely manner. In addition, some of the third parties we engage for our design, construction and operation projects operate internationally and our reliance on their products and services may be impacted by economic, political, and labor conditions in those regions.
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
We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel and component prices will increase.
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects. For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the remainder of the 18-year performance period of the contract. Several provisions in that contract mitigate the price risk. In addition, although we typically structure our contracts so that our obligation to supply a customer with biogas, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties. We may also not be able to pass on to our customers cost increases we may experience as a result of the various tariffs that have been imposed on a variety of components needed for our projects. Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.

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
Global trade challenges including supply chain delays continue to persist and have been exacerbated by global unrest and wars. These conditions may have long-lasting adverse impact on us and our industries. These conditions, combined with an increased demand for certain products needed for our business, such as lithium-ion battery cells, inverters, and solar panels has created a shortfall of and increased costs for these products and has caused challenges and delays in our projects and may impact the profitability of our projects. We cannot predict the duration of these global challenges or their impact on our business. If we experience unfavorable global market conditions, our business, prospects, financial condition, and operating results may be harmed. The 'America First' trade policy has introduced a variety of tariffs and may further strain trade relations, create inflationary pressures, and cause additional supply chain disruptions. These changes may affect our ability to source materials and products, potentially leading to increased costs and operational challenges.
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
We have been subject to and may in the future experience cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications. This risk may increase as we implement artificial intelligence features into our operations. Such cyber and other security threats could compromise the assets we own and operate or data in our systems. In addition, cybersecurity incidents at our vendors, customers and partners may have similar negative impact on our business operations. For example, we engage third-party vendors who receive and store personal and sensitive information in connection with our operations, including our human resources functions such as background checks. We do not have control over or access to the IT infrastructure of these vendors. Our vendors have and may in the future experience network breaches and other cyberattacks. In such instances, we may not be able to fully investigate the incidents and may not be able to implement measures to defend such attacks. Furthermore, third-party vendors may not notify us of such incidents timely or at all, making it more difficult for us to identify and mitigate cybersecurity risks. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our assets, systems and data, there can be no assurance that our efforts will prevent these threats. Because the techniques used to obtain unauthorized access, to disable or degrade systems, and to generate cyberattacks change frequently, have become increasingly more sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely.
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
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than we do and could focus their substantial financial resources to develop a competitive advantage, others may be smaller and able to adapt to the constantly changing demand of the market more quickly. The passage of the IRA and the opportunities it brings could intensify competition in our industry. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

Our small-scale renewable energy plants may not generate expected levels of output.
The small-scale renewable energy plants that we construct and own are subject to various operating risks that may cause them to generate less than expected amounts of processed biogas, electricity, or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, downtime to our plants such as biogas or biomass; or a faster than expected diminishment of such supply. For example, in previous years, we had to undertake some unscheduled maintenance at some of our RNG plants impacting the energy output from such plants. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we have in the past and, could in the future, incur material asset impairment charges if any of our renewable energy plants incur operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.

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

Furthermore, certain of our facilities, projects and suppliers are located in or operate in locations that are susceptible to natural disasters. The frequency of weather-related natural disasters may be increasing due to climate change. The occurrence of a natural disaster, such as tornados, earthquakes, droughts, floods, wildfires or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business or damage or destroy our facilities. While we maintain insurance to protect against these and other risks, some of these events may be excluded from insurance coverage or our coverage may not be sufficient against all hazards or liabilities to which we may be subject. Insurance may also not continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, project development costs, interest costs related to project financing and certain energy assets. In addition, we have considerable unamortized assets. We have in the past incurred charges, and may from time to time in future periods be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (i) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (ii) any pending acquisition that is not consummated; (iii) any project that is not expected to be successfully completed; and (iv) any goodwill or other intangible assets that are determined to be impaired.

In response to such charges and costs and other market factors, we may be required to implement restructuring plans in an effort to reduce the size and cost of our operations and to better match our resources with our market opportunities. As a result of such actions, we would expect to incur restructuring expenses and accounting charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition, and results of operations. These include potential disruption to our operations, the development of our small-scale renewable energy projects and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense. See also Note 2, “Summary of Significant Accounting Policies” and Note 5, “Goodwill and Intangible Assets, Net”, to our consolidated financial statements appearing in Item 8 of this Report.
Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results, and our joint ventures could expose us to additional risks and liabilities.
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
We own, and in the future may acquire or establish, operating or development projects through joint ventures. Joint ventures inherently involve a lesser degree of control over business operations. Our joint venture partners may have economic and business interests that are inconsistent with ours, we may lack sole decision-making authority, and disputes between us and our joint venture partners could subject us to delays, litigation and increased expenses. Some of our joint venture projects may be capital intensive and if our joint venture partner does not contribute capital they are required to, this could result in delays in our development projects and increased our capital expenditures. These factors could have a material adverse effect on our business, financial condition, and operating results.

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
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and provide us with tax and other incentives that reduce our costs or increase our revenues. In addition, the U.S. government historically has not taken action to materially burden the international supply chain, which has been important to the development of renewable energy facilities at acceptable prices. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other things, the lack of a satisfactory market for the development and/or financing of renewable energy projects, or adversely impact our ability to complete projects for existing customers and obtain project commitments from new customers. Recent executive orders directing the review and potential termination of funds appropriated through the IRA and the IIJA may result in delays or cancellations of our projects and existing contracts, adversely affecting our financial condition and results of operations.
There is limited Battery Energy Storage System (“BESS”) supply capacity outside of China and a significant portion of electrical equipment used in our offerings are imported from Canada and Mexico and we also use a significant amount of imported steel in our products. Import duties or other import restrictions, including the Uyghur Forced Labor Protection Act, restrict the global supply of, and raise prices for, supplies needed for our business. Such duties or restrictions has increased and may further increase the overall cost of our product offerings and reduce our ability to offer competitive pricing in certain markets or cause our suppliers to cancel their supply contracts with us. With the 'America First' trade policy tariffs have been imposed on components needed for our offerings, and additional tariffs may come into effect. These tariffs, restrictions may cause strained trade relations and affect our ability to source materials and products and result in procurement schedule delays, increased costs and operational challenges and decreased demand for our offerings. Failure to comply with trade restrictions and other governmental restrictions could subject us to fines and penalties. This could have a negative impact on our business and results of operation.
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

We sometimes seek to sell forward a portion of our SRECs and other environmental attributes under contracts to fix the revenues from those attributes for financing purposes or hedge against future declines in prices of such environmental attributes. If our renewable energy facilities do not generate the amount of renewable energy attributes sold under such forward contracts or if for any reason the renewable energy we generate does not produce SRECs or other environmental attributes for a particular state, we may be required to make up the shortfall of SRECs or other environmental attributes under such forward contracts through purchases on the open market or make payments of liquidated damages. RECs are created through state law requirements for utilities to purchase a portion of their energy from renewable energy sources and changes in state laws or regulation relating to RECs may adversely affect the availability of RECs or other environmental attributes and the future prices for RECs or other environmental attributes, which could have an adverse effect on our business, financial condition, and results of operations. The current regulatory regime also creates uncertainty related to the future market for such environmental attributes and this could have an adverse effect on the earnings we generate from such attributes.
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
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency, clean electricity and biofuel production. The IRA extended and expanded clean energy tax credits such as the Investment Tax Credit (“ITC”), the Production Tax Credit (“PTC”), and created other financial incentives designed to promote the development of certain domestic clean energy projects. In order to receive the full value of such credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties. Uncertainty remains under the IRA on which types of projects are eligible for the tax credits and incentives and how projects can demonstrate compliance with various IRA requirements. As a result, we may not receive full value of the tax credits and incentives, which could increase our income tax expense, reduce our net income and adversely impact the profitability of our projects or our ability to finance our projects. In addition, the timing of when assets are placed in service has in the past and could in the future impact our tax rate. If we experience unexpected delays in this timing, we may not be able to take advantage of the ITC as expected. The U.S. Congress may look to alter or repeal various energy tax incentives included in the IRA, which could potentially impact projects in development or future project economics. Similarly, recent presidential executive orders directing the review and potential termination of funds appropriated through the IRA and IIJA are also creating uncertainty of whether these financial incentives could be reduced or repealed in the future. If we are not able to utilize the ITC as expected, this could have an adverse effect of our financial results.
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
In addition, like other companies, we have and may in the future be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2021 through 2024 are subject to audit by federal, state, and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes and tax reserves, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
Furthermore, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 140 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above 20 billion euros. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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

Risks Related to our Indebtedness

Our senior credit facility, second lien term loan, energy asset financing term loans and construction loans contain financial and operating restrictions that may limit our business activities and our access to credit, and they may not be sufficient to fund our capital needs and growth.
Provisions in our senior credit facility and term loan and second lien term loan, project financing term loans and construction loans impose customary restrictions on our and certain of our subsidiaries’ business activities and uses of cash and other collateral. These agreements also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests.
We have a $200 million revolving senior secured credit facility and $100 million term loan that mature December 28, 2028 (collectively, the “Senior Credit Facilities”) and a $100 million second lien term loan that matures June 2029. As of December 31, 2024, the balance of our Senior Credit Facilities was $148 million. These Senior Credit Facilities and second lien term loan may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace them on acceptable terms, or at all. The Senior Credit Facilities and second lien term loan are subject to quarter end ratio covenants, including a maximum ratio of total funded debt to EBITDA and a debt service coverage ratio (each as defined in the agreement and described in more detail in this Form 10-K) as well as certain other customary operational covenants. EBITDA for purposes of the facilities excludes the results of certain renewable energy projects that we own and which we finance in separate subsidiaries through project financing and the results of our joint ventures. In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants. Our failure to comply with the covenants under our project financing debt, our Senior Credit Facilities or second lien term loan may result in the declaration of an event of default and cause us to be unable to borrow under our Senior Credit Facilities. In addition to preventing additional borrowings under the Senior Credit Facilities, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under our Senior Credit Facilities, senior term loan or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs under our project financing debt, our Senior Credit Facilities or second lien term loan, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements, including our Senior Credit Facilities and second lien term loan, also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
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
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations, some of which are beyond our control. During the year ended December 31, 2024, our Class A common stock has traded at a low of $17.55 and a high of $39.68. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. If the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or operating results. As a result of this volatility, you may not be able to sell your Class A common stock at or above the price you paid for it, and you may lose some or all of your investment. Additionally, although historically there has not been a large short position in our Class A common stock, securities of certain companies have recently experienced extreme and significant volatility as a result of a large aggregate short position driving up the stock price over a short period of time, which is known as a “short squeeze.” Furthermore, some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results, and financial condition.

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
We engage external parties, including consultants, independent privacy assessors, computer security firms and risk management and governance experts, to enhance our cybersecurity oversight. For example, we have engaged an outside consulting firm with expertise in the field to help us assess our systems, monitor risk and implement best practices and to support the internal audit of our cyber security programs and we regularly consult with industry groups on emerging industry trends. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage. Our cybersecurity policies, standards and procedures include cyber and data breach response plans, which are periodically assessed against the National Institute of Standards and Technology Cybersecurity Framework.

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
Our Senior Vice President of Information Technology is responsible for leading our company-wide cybersecurity strategy, policy, standards and processes and together with our whole information technology team works across relevant units of Ameresco. Our Senior Vice President of Information Technology has more than thirty years of experience in cybersecurity and information technology and based on his long career with Ameresco he has a deep understanding of our information technology and business needs and the cyber security opportunities and risks we face.
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
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 14,200 square feet under a lease expiring on October 31, 2029. We occupy regional offices in Phoenix, Arizona; Oak Brook, Illinois; Portland, Maine; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Richmond Hill, Ontario; London, England; and Milan, Italy each less than 20,000 square feet, under lease agreements. In addition, we lease space, typically of lesser size, for 50 field offices throughout North America and Europe. We also own 207 small-scale renewable energy plants throughout North America and two in Ireland, which are located on sites we own or lease, or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
As of February 24, 2025, and according to the records of our transfer agent, there were 11 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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

The following graph compares the cumulative total return attained by our Class A common shareholders with the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. The information presented assumes an investment of $100 on December 31, 2019 and that all dividends were reinvested. The graph shows the value that each of these investments would have had at the end of each year.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Ameresco, Inc.	$100.00	$298.51	$465.37	$326.51	$180.97	$134.17
Russell 2000 Index	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
NASDAQ Clean Edge Green Energy Index	$100.00	$284.83	$277.30	$193.70	$174.51	$141.58
Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the year ended December 31, 2024. As of December 31, 2024, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.

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
Overview
Ameresco is a leading energy solutions provider dedicated to helping customers navigate the energy transition. Our comprehensive portfolio includes implementing smart energy efficiency solutions, upgrading aging infrastructure, and developing, constructing, and operating distributed energy resources.
Drawing from decades of experience, Ameresco reduces energy use and delivers diversified generation solutions to Federal, state and local governments, utilities, educational and healthcare institutions, housing authorities, and commercial and industrial customers.
We provide solutions primarily throughout North America and Europe, and our revenues are derived principally from energy efficiency projects, which entail the design, engineering, and installation of equipment and other measures that incorporate a range of innovative technology and techniques to improve the efficiency and control the operation of a facility’s energy infrastructure; this can include designing and constructing a central plant or cogeneration system for a customer providing power, heat and/or cooling to a building, or other small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy. We also derive revenue from long-term O&M contracts, energy supply contracts for renewable energy operating assets that we own, integrated-PV, and consulting and enterprise energy management services.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and joint venture arrangements have been an important part of our growth enabling us to broaden our service offerings and expand our geographical reach.
Key Factors and Trends
Regulatory Environment and Federal Policies
Federal policies play an important role in our business and our business benefits from regulatory measures and various tax credits, such as the Investment Tax Credit (“ITC”) and the Production Tax Credit (“PTC”) and funds appropriated through the IRA and the IIJA. The scope of these tax credits and the availability of funding through the IRA and IIJA may evolve with the new U.S. administration. Recent presidential executive orders that directed a review and potential termination of funds appropriated through the IRA and the IIJA have resulted in some pauses and cancellations of our projects. We also anticipate that federal workforce reductions and other cost savings initiatives may cause additional delays, extend our sales cycles and impact new award activity. However, we continue to believe there is a long-term demand for our budget neutral, cost-saving solutions.
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, such as the impact of tariffs, supply chain challenges, the wars in Ukraine and the Middle East, evolving relations between the U.S. and China, and other geopolitical tensions. Import duties, tariffs and other import restrictions, including the Uyghur Forced Labor Protection Act, restrict the global supply of, and raise prices for, supplies needed for our business. In addition, tariffs and trade restrictions that have been introduced any may be introduced as part of the 'America First' trade policy may further increase the cost of components needed for our offerings and may strain trade relations, create inflationary pressures and cause additional supply chain disruptions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including increases in costs for logistics and supply chains, intermittent supplier delays, and shortages of certain components needed for our business, such as electrical equipment, steel and aluminum as well as BESS equipment or components required for our projects and clean energy solutions may continue or become more pronounced.
During the year ended December 31, 2024, we were impacted by supply chain disruptions and varying levels of inflation, as a result macroeconomic conditions, causing delays in the timely delivery of material to customer sites and delays and disruptions in the completion of certain project, and increased shipping and transportation costs, as well as increased component and labor costs. This negatively impacted our results of operations during the year ended December 31, 2024. We expect to experience continued supply chain challenges beyond this year. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
These tariffs, restrictions, and strained trade relations may affect our ability to source materials and products, potentially leading to increased costs and operational challenges and decreased demand for or offerings. We are closely monitoring the regulatory environment and actions of the current administrations that could impact our business.

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
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”). On August 30 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting both an offset of liquidated damages which are still in dispute and $3 million that SCE withheld for additional work SCE required. Upon final acceptance of these two projects, we will invoice SCE for the remaining final acceptance milestone payments for these projects. The SCE Agreement also confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters and our view continues to be that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the year ended December 31, 2024, we granted 791,503 common stock options to certain employees and 122,366 restricted stock units (“RSUs”) to our employees and non-employee directors under our 2020 Stock Incentive Plan. Our stock-based compensation expense increased from $10.3 million for the year ended December 31, 2023 to $14.1 million for the year ended December 31, 2024. Stock-based compensation increased in 2024, primarily due to the increase in options and RSUs granted, partially offset by a decrease in the weighted average fair value of stock options and RSUs granted.
In addition, our unrecognized stock-based compensation expense decreased from $30.1 million at December 31, 2023 to $28.0 million at December 31, 2024, and is expected to be recognized over a weighted-average period of two years. See Note 14 “Stock-based Compensation and Other Employee Benefits” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of December 31,
(In Thousands)	2024	2023
Project Backlog (1)
Fully-contracted backlog	$2,544,304	$1,323,742
Awarded, not yet signed customer contracts	2,274,012	2,555,197
Total project backlog	$4,818,316	$3,878,939
12-month project backlog	$1,145,729	$718,577

(1) Project backlog net of non-controlling interests

O&M Backlog
Fully-contracted backlog	$1,378,087	$1,221,661
12-month O&M backlog	$98,734	$88,930
Total project backlog represents energy efficiency projects that are active within our sales cycle, either full-contracted or awarded. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the subcontractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 24 months to result in a signed contract and convert to fully-contracted backlog. It may take longer, as it depends on the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period.
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.3 billion as of December 31, 2024, and $2.4 billion, including $90 million attributable to a non-controlling interest, as of December 31, 2023. The portion related to spending for EaaS assets was approximately $538.4 million and $399.8 million at December 31, 2024 and 2023, respectively. These are also important metrics because they help us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income for the periods indicated (1):

	Year Ended December 31,
	2024		2023		Year-Over-Year Change
(In Thousands)	Dollar Amount	% of Revenues	Dollar Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,769,928	100.0%	$1,374,633	100.0%	$395,295	28.8%
Cost of revenues	1,513,837	85.5%	1,128,204	82.1%	385,633	34.2%
Gross profit	256,091	14.5%	246,429	17.9%	9,662	3.9%

Selling, general and administrative expenses	173,761	9.8%	162,138	11.8%	11,623	7.2%
Gain on sale of business, net	38,007	2.1%	—	—%	38,007	100.0%
Asset impairments	12,384	0.7%	3,831	0.3%	8,553	223.3%
Earnings from unconsolidated entities	792	—%	1,758	0.1%	(966)	(54.9)%
Operating income	108,745	6.1%	82,218	6.0%	26,527	32.3%
Interest and other expenses, net	74,805	4.2%	43,949	3.2%	30,856	70.2%
Income before income taxes	33,940	1.9%	38,269	2.8%	(4,329)	(11.3)%
Income tax benefit	(20,000)	(1.1)%	(25,635)	(1.9)%	(5,635)	(22.0)%
Net income	$53,940	3.0%	$63,904	4.6%	$(9,964)	(15.6)%
Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest	$2,817	0.2%	$(1,434)	(0.1)%	$(4,251)	(296.4)%
Net income attributable to common shareholders	$56,757	3.2%	$62,470	4.5%	$(5,713)	(9.1)%

(1) A comparison of our 2023 and 2022 results can be found in Item 7 of our 2023 Form 10-K filed with the SEC.
Our results of operations for the year-ended December 31, 2024 reflect a year-over-year increase in terms of revenues, operating income, and net income attributable to common shareholders. All financial result comparisons are against the prior year period.
•Revenue: total revenues increased primarily due to a $337.4 million, or 34%, increase in our project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increased project revenues described above, however, our gross profit as a percent of revenues decreased primarily due to cost overruns on two large-scale legacy projects and a mix of lower-margin projects.
•Earnings from Unconsolidated Entities: the decrease in earnings from unconsolidated entities is due to the sale of one of our equity method investments during the first quarter of 2024.
•Gain on Sale of Business, Net: in 2024, we divested an energy technology and advisory services company and recognized a gain of $38.0 million, net of transaction expenses.

•Selling, General and Administrative Expenses: the increase is primarily due to higher net salaries and benefits of $8.3 million, of which $3.8 million is from increased non-cash stock-based compensation expense, higher insurance of $1.6 million and occupancy costs of $1 million, partially offset by a decrease in professional fees of $2.0 million.
•Asset Impairments: This year includes long-lived asset impairment charges of $12.4 million recorded in 2024 primarily related to one of our landfill gas to energy assets and solar panels purchased under the IRS safe harbor provisions for renewable energy projects. Last year included long-lived asset impairment charges of $1.6 million related to two of our landfill gas to energy assets, and a goodwill impairment charge of $1.6 million, which was $2.2 million after taking into account the effect of deferred income taxes related to one of our reporting units.
•Interest and Other Expenses, Net: Interest and other expenses, net, includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs and certain government incentives. Interest and other expenses, net increased primarily due to higher interest expenses, net of interest income of $28.9 million related to increased levels of project debt and higher rate paid on our second lien term loan, and foreign currency transaction losses of $3.8 million versus gains of $0.6 million last year.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial, and local authorities and is affected by generated tax credits and differences between financial accounting and tax reporting requirements. The tax benefit was lower in 2024 as compared to 2023 because we incurred additional tax expense from the deferred effect of an increase in our future effective state tax rates resulting from apportionment changes and the Section 179D Energy Efficient Commercial Buildings Deduction available for 2024 was lower due to the timing of project completions, offset by higher tax credits generated as a result of new U.S. Treasury regulations related to renewable gas projects. The tax benefit for 2023 was favorable, primarily due to higher deductions under Section 179D and deferred state tax benefits resulting from reduced state tax rates.
•Net Income and Earnings Per Share: Net income attributable to common shareholders decreased due to the reasons described above. Basic earnings per share for 2024 was $1.08, a decrease of $0.12 per share compared to 2023. Diluted earnings per share for 2024 was $1.07, a decrease of $0.10 per share, compared to 2023.
Business Segment Analysis
Our reportable segments for the year ended December 31, 2024 were North America Regions, U.S. Federal, Europe, and Renewable Fuels (formerly Alternative Fuels). On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes. See Note 20 “Business Segment Information” for additional information about our segments.
Revenues

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2024	2023	Dollar Change	% Change
North America Regions	$878,828	$616,434	$262,394	42.6%
U.S. Federal	372,536	402,884	(30,348)	(7.5)
Renewable Fuels	173,342	117,075	56,267	48.1
Europe	250,574	149,354	101,220	67.8
All Other	94,648	88,886	5,762	6.5
Total revenues	$1,769,928	$1,374,633	$395,295	28.8%
•North America Regions: the increase is primarily due to a $243.3 million, or 47%, increase in project revenues attributable to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•U.S. Federal: the decrease is primarily due to a $48.2 million, or 14%, decrease in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year, partially offset by increases of $11.1 million in energy asset revenue and $6.6 million in O&M revenue.
•Renewable Fuels: the increase is primarily due to higher project revenues of $43.4 million and a $15.6 million increase in energy asset revenues resulting from the continued growth of our operating portfolio, increased production levels and stronger pricing on renewable identification numbers (“RIN’s”) generated from our renewable natural gas facilities.

•Europe: revenues increased primarily due to higher project revenue of $100.1 million, or 72%, resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects in the United Kingdom compared to the prior period.
•All Other: All other revenues were higher primarily due to increased consulting revenue.
Income (Loss) before Income Taxes and Unallocated Corporate Activity

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2024	2023	Dollar Change	% Change
North America Regions	$40,903	$40,869	$34	0.1%
U.S. Federal	41,964	49,266	(7,302)	(14.8)
Renewable Fuels	(1,395)	6,216	(7,611)	(122.4)
Europe	776	3,637	(2,861)	(78.7)
All Other	47,083	6,653	40,430	607.7
Unallocated corporate activity	(95,391)	(68,372)	(27,019)	(39.5)
Income before income taxes	$33,940	$38,269	$(4,329)	(11.3)%
•North America Regions: the increase is primarily due to the higher revenues described above, offset by lower gross profit as a percent of revenues primarily due to cost overruns on two large-scale legacy projects and increased depreciation and intangible amortization and interest expense, and a loss on derivatives this year versus a gain last year.
•U.S. Federal: the decrease is due primarily to the decreased revenues described above, higher interest expense, net of $3.6 million and lower earnings from unconsolidated entities of $1.1 million.
•Renewable Fuels: the decrease is primarily due to higher asset impairment charges of $7.6 million on one of our landfill gas to energy assets and higher interest expense of $9.5 million, partially offset by the higher revenues described above.
•Europe: the decrease is primarily due to a higher mix of lower-margin projects, increased salaries and benefits, net, and higher interest expense, partially offset by decreased bank discount fees.
•All Other: the increase is primarily due to a gain of $38.0 million on the sale of business, net and increased consulting revenue.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the reportable segments. We do not allocate any indirect expenses to the segments. Corporate expenses increased primarily due higher interest expense, net of $11.1 million, higher net salaries and benefit costs of $7.6 million, including an increase in non-cash stock-based compensation expense of $3.8 million, and foreign currency transaction losses of $2.5 million versus gains of $0.5 million last year.
Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, second lien term loan, and various forms of other debt (see “Energy Asset Financing” below).
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least February 2026.

We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate and that we can meet our capital and debt service requirements. This may include limiting discretionary spending across the organization and re-prioritizing our capital projects amid times of political unrest, the duration of supply challenges, and the rate and duration of the inflationary pressures, and other events affecting our liquidity. For example, recent increases in inflation and interest rates have impacted overall market returns on assets. We have therefore been particularly prudent in our capital commitments over the past few quarters, ensuring that our assets in development continue to align with our hurdle rates.
Divestiture of a Business
On December 31, 2024, we completed the sale of a business. As a result of this transaction, we received net proceeds of $54.2 million, and recorded a gain of $38.0 million, net of transaction costs of $2.2 million, from this disposition. At closing we prepaid $57.0 million towards our senior secured term loan.
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
The adjusted purchase price for phase 1 was $88.0 million, of which $5.0 million was paid in cash, $46.7 million was financed through a seller’s note, and we assumed a construction loan on the energy asset project for $36.3 million. The construction loan was converted to a term loan in February 2024 and has a maturity date of April 2030. We also received cash of $11.2 million. In January 2024 we paid off the remaining balance on the seller’s note in the amount of $29.4 million. We sold back to the seller ITCs for the project acquired as part of this transaction for the fair market value of these credits and we received $21.0 million in early 2024 for the transfer of these credits. In addition, we assumed a land lease for the energy asset project. See Note 8 “Leases” for additional information on the lease.
In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in one of our consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for a purchase price of $39.1 million, of which $6.6 million was paid at the closing. The remaining $32.5 million was financed by a seller’s note accruing interest of 5.0%, through August 2024 and was adjusted to 9% per annum until the note was paid off in full in November 2024. We may be required to make additional contingent payments for this acquisition based on certain projects achieving commercial operation and if the projects qualify for higher energy tax credits than expected.
Senior Secured Credit Facility — Revolver and Term Loans
During the year ended December 31, 2024, we entered into a number of amendments to our fifth amended and restated senior secured credit facility (the “Senior Secured Credit Facility”) , which extended the maturity date of our delayed draw term loan A (“DDTLA”). The overall rate table for all loans under the agreement was also increased by 0.25%. The amendments increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 3.75 for the quarter ending December 31, 2024, and 3.50 thereafter. On June 28, 2024, we entered into amendment number six to the fifth amended and restated senior secured credit facility to modify certain of the covenants and other terms to permit us to enter into the second lien credit agreement (as defined below) and to incur indebtedness and make certain other conforming changes in connection with our entry into the second lien credit agreement. The remaining balance on the DDTLA of $15 million was paid off with the proceeds from the second lien credit agreement.
As of December 31, 2024, the balance on the senior secured credit facility was $148.0 million and we had funds available of $21.1 million.
On January 23, 2025, we refinanced our Senior Secured Credit Facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”). At closing we paid approximately $2.0 million in lender’s fees.
The restated credit agreement amended and restated the Senior Secured Credit Facility to provide for the following facilities:
•a $225 million revolving credit facility, maturing on December 28, 2028, and
•a $100 million term loan A, maturing on December 28, 2028.
Second Lien Term Loan
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100 million with a maturity date of June 28, 2029. The term loan bears an interest rate of Secured Overnight Financing Rate (“SOFR”) (4.692% at December 31, 2024), plus an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029.
Energy Asset Financing
Energy Asset Construction and Operating Facilities, Sale-leasebacks, and Financing Leases
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc., except to the extent of completion guarantees and EPC contracts and certain equity contribution obligations under our August 2023 Construction Credit Facility as described in more detail below.
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
Other than what is included above, significant financings during the year ended December 31, 2024 were as follows:
•April 2023, 6.82%, due July 31, 2024 - one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140.8 million under an energy asset credit facility. We acquired the remaining interest in this JV in January 2024 when we closed on the acquisition of BCE. In August 2024, this construction loan was repaid through a sale-leaseback financing under lease agreements entered into between the same parties, as part of the original closing. See “August 2024 Master Sale-leaseback” below.
•August 2023, 8.53%, due August 31, 2026 - we entered into a construction and development loan agreement, which provides a loan in a principal amount of up to $300.0 million. At the closing, we drew down $200.0 million under this facility, of which approximately $187.0 million was used to reimburse Ameresco for development and construction costs. On December 18, 2024, we amended the loan agreement to increase the principal amount up to $400.0 million, extend the maturity date to December 15, 2027, and set a minimum rate of interest at 6.00% and a Term SOFR Floor of 2.00%. Additionally, an accordion option providing for an option to increase the principal amount to $500.0 million, for which we paid a $0.3 million fee. The accordion option can be exercised no later than June 18, 2026 and only if certain circumstances are met. At closing, we incurred $3.2 million in lenders fees and debt issuance costs. The obligations under the loan are guaranteed by all the subsidiaries that are part of the loan portfolio and are secured by the subsidiaries’ assets as well as Ameresco Inc.'s equity interest in the subsidiary which is the borrower entity. In the case of default under the facility, a default under our Senior Secured Credit Facility or a change in control of Ameresco, Inc., we are required to make capital contributions to the borrower entity who then would be required to use the proceeds from the capital contributions to repay the construction and development loan.
As of December 31, 2024, our total energy asset construction and operating facilities outstanding was $1.0 billion. See Note 9 “Debt and Financing Lease Liabilities” for additional information about these loans.
Sale-leasebacks and Financing Leases
We have entered into sale-leaseback arrangements for solar PV energy assets with multiple investors and in accordance with Topic 842, Leases, all sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities.
During the year ended December 31, 2024, we discovered a defect in a Battery Energy Storage System (“BESS”) that we installed for a customer under a long-term power purchase agreement for a project financed under the August 2018 master sale-leaseback agreement. As a result, the BESS had to be removed. Our financing partner has agreed to temporarily waive any events of default and refrain from pursuing remedies available under the master sale-leaseback associated with the BESS failure until December 31, 2025 to allow remediation of the issue (subject to certain conditions). We have fully funded lease payments due under the master lease agreement through December 31, 2025 into a reserve account from which lease payments will be made.
August 2024 Master Sale-leaseback - On April 18, 2023 we entered into lease agreements with two investors and on August 14, 2024 we sold and leased back an energy asset for $234.8 million, of which 50% was allocated to each investor under these agreements. One lease has an expiration date of August 14, 2034 with an option to extend to August 14, 2044 while the other has an expiration date of August 14, 2044. At closing, we used $140.8 million of the proceeds to pay off the April 2023 construction credit facility and made rent prepayments of $60.1 million.
As of December 31, 2024, our total sale-leasebacks classified as long-term financing facilities outstanding was $399.4 million.
As of December 31, 2024, our total financing leases outstanding was $12.9 million. These are our sale-leaseback arrangements entered into as of December 31, 2018 which remain under the previous guidance.
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
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $555.4 million in principal amounts as of December 31, 2024 and $533.1 million as of December 31, 2023. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $164.8 million during the year ended December 31, 2024 and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $158.9 million during the year ended December 31, 2024. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheets as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements in this Report.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Selected Measures of Liquidity and Capital Resources

	December 31,
(In Thousands)	2024	2023
Cash and cash equivalents	$108,516	$79,271
Working capital	$412,126	$227,000
Availability under revolving credit facility	$21,099	$37,489
Cash Flows
The following table summarizes our changes in cash, cash equivalents, and restricted cash:

	Year Ended December 31,
(In Thousands)	2024	2023
Cash flows from operating activities	$117,598	$(69,991)
Cash flows from investing activities	(386,637)	(566,943)
Cash flows from financing activities	313,944	640,803
Effect of exchange rate changes on cash	(203)	(81)
Net increase in cash, cash equivalents, and restricted cash	$44,702	$3,788

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
Cash Flows from Operating Activities
Our cash flow from operating activities in 2024 improved over 2023 primarily due to a decrease in the use of cash from Federal ESPC receivables of $101.4 million, increase in cash flows of $90.5 million from accounts payable, accrued expenses, and other current liabilities, $68.2 million from unbilled revenue, and $63.7 million from prepaid expenses and other current assets which includes the sale of ITCs on energy assets for $47.5 million. These were partially offset by decreased cash flows of $149.5 million from accounts receivable.
Cash Flows from Investing Activities
During 2024, we made capital investments of $417.0 million in new energy assets and $17.1 million in major maintenance of energy assets, compared to $538.4 million and $7.6 million, respectively, in 2023. As noted above, we sold a business in December 2024 and received net proceeds of $54.2 million,
We currently plan to invest approximately $350.0 million to $400.0 million in capital investments in 2025, principally for the construction or acquisition of new renewable energy plants.
Cash Flows from Financing Activities
Our primary sources of financing during 2024 were proceeds of $643.5 million from energy asset debt financings, $170.8 million from advances on Federal ESPC projects and energy assets, proceeds from the second lien term loan of $100.0 million, contributions from non-controlling interest of $35.4 million, partially offset by repayments of energy asset debt and financing leases totaling $424.4 million, repayments of long-term corporate debt of $127.0 million, and payments on the seller’s promissory note of $61.9 million.
During 2023, we received net proceeds of $843.5 million from long-term energy asset debt financings, $168.9 million from advances on Federal ESPC projects and energy assets, partially offset by repayments of long-term corporate debt of $155.0 million, repayments of energy asset debt totaling $148.1 million, and net payments on our senior secured revolving credit facility of $43.0 million.
We currently plan additional financings of $300.0 million to $350.0 million in 2025 to fund the construction or acquisition of new renewable energy plants as discussed above.
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
Impairment Assessments
We evaluate our long-lived assets, including goodwill and intangible assets, for impairment as events or changes in circumstances indicate the carrying value of these assets may not be fully recoverable, and at least annually (fourth quarter) for goodwill and intangible assets that have indefinite lives. In 2023, we changed the assessment date from December 31st to October 31st. Examples of such triggering events applicable to our assets include a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends.
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
We had no goodwill impairments for the year ended December 31, 2024 and reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 49%. During the year ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 net of tax and was primarily driven by a decline in projected cash flows, including revenues and profitability. One reporting unit with goodwill had an estimated fair value that exceeded its carrying value by 16%. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 65% as of December 31, 2023.
Derivative Financial Instruments
We account for our interest rate swaps and our make-whole provisions as derivative financial instruments which are carried on our consolidated balance sheets at fair value.
The fair value of our interest rate swaps are determined based on observable market data in combination with expected cash flows for each instrument. Among the key drivers of value are interest rates, since the future floating rates are unknown. The value of our interest rate swaps will change in subsequent periods as counterparty credit risk and forward expectations of the floating rate change. Therefore, depending on how the yield curve changes in subsequent measuring periods, a swap can become an asset or a liability for us. In addition, model inputs used in swap analyses can also substantially affect the fair value of the swaps.
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
Any changes in the fair value of our derivatives designated as hedging instruments are recorded as adjustments to other comprehensive (loss) income and any changes in fair value of our derivatives not designated hedging instruments are recorded in interest and other expenses, net in our consolidated statements of income. See Note 19 “Derivative Instruments and Hedging Activities” for more information.
Income Taxes
We are subject to income taxes in the U.S. and six foreign jurisdictions. Significant judgment is required in determining income tax expense, deferred tax assets and liabilities and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period. We took advantage of the Safe Harbor commence-construction provisions contained in IRS Notice 2018-59 by pre-purchasing solar equipment in 2019 thereby preserving the ability to take 30% ITC for projects placed in service before 2024. However, the IRA signed by the President on August 16, 2022 increased the ITC rate back to 30% for projects placed in service after January 1, 2022 and before January 1, 2033. If these or other deductions and credits expire without being extended, or otherwise are reduced or eliminated, our effective tax rate would increase, which could increase our income tax expense and reduce our net income. In addition, our tax rate has historically been significantly impacted by the IRC Section 179D deduction. This deduction is related to energy-efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. That Act made changes to the way the deduction is calculated. If those changes result in lower levels of energy efficiency improvements, it could impact the deduction available and the tax rate. On December 12, 2024, the U.S. Department of the Treasury and IRS issued final regulations regarding ITCs for Section 48 of the Internal Revenue Code, including the ITCs for energy generation, energy storage technology, qualified biogas property, and interconnection property. We are taking additional ITCs on our renewable gas projects consistent with the regulation language permitting separate ownership.
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
Interest Rate Risk
We had cash and cash equivalents totaling $108.5 million as of December 31, 2024 and $79.3 million as of December 31, 2023. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.
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
Foreign Currency Risk
We have revenues, expenses, assets, and liabilities that are denominated in foreign currencies, principally the Canadian dollar, GBP, and Euro. Also, a significant number of employees are located in Canada and Europe, and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the United Kingdom. The Euro has been designated as the functional currency for our operations in Europe. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian, United Kingdom, and European subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of these subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2024, due to the weakening of the CAD, GBP, and EUR versus the U.S. dollar, our foreign currency translation resulted in a loss of $3.2 million which we recorded as a decrease in accumulated other comprehensive income, compared to a gain of $1.6 million for the year ended December 31, 2023. As a consequence, gross profit, operating results, profitability, and cash flows are impacted by relative changes in the value of the CAD, GB and EUR. We have not repatriated earnings from our foreign subsidiaries but have elected to invest in new business opportunities there. See Note 10, “Income Taxes” to our consolidated financial statements in this Report. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	43
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	46
Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022	48
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022	49
Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the years ended December 31, 2024, December 31, 2023, and December 31, 2022	50
Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023, and December 31, 2022	51
Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ameresco, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in redeemable non-controlling interests and stockholders' equity and cash flows for each of the three years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Goodwill Impairment
As described in Notes 2 and 5 to the financial statements, management tests the Company’s goodwill, which had a balance of $66.3 million as of December 31, 2024, for impairment, at the reporting unit level, at October 31 of each fiscal year, or more frequently if events or changes in circumstances indicate the goodwill might be impaired. To test goodwill for impairment, management compares the estimated fair value of each reporting unit with the carrying amount of each reporting unit, including the recorded goodwill. In estimating the fair value of each reporting unit, management uses a methodology which combines an income approach, using a discounted cash flows method, with a market approach, using a peer-based guideline company method based on the average of published multiples of earnings and/or revenue of comparable entities with similar operations and economic characteristics.
We identified the annual goodwill impairment assessments for two reporting units with aggregate goodwill of $22.2 million as a critical audit matter because of the significant estimates and assumptions used by management when estimating the fair value of the reporting units, including management’s forecasts of revenue and expense growth rates, management’s selection of the discount rates for the income approaches and management’s estimates of the multiples of earnings and/or revenue of comparable entities with similar operations and economic characteristics for the market approaches. Auditing management’s estimates and assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the goodwill impairment assessments.
Our audit procedures related to the annual goodwill impairment assessments for the two reporting units included the following, among others:
•We obtained an understanding of the relevant controls relating to management’s goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions used in the estimates of fair value, including forecasted revenue and expense growth rates, the selected discount rates, and the selected multiples of earnings and revenue.
•We evaluated the reasonableness of management’s forecasts of revenue and expense growth rates by comparing the projections to historical results and testing certain contracts contributing to the revenue forecasts.
•We evaluated the comparability of the guideline public companies identified by management based upon publicly available market data.
•We tested the underlying data used by management in their development of forecasts of revenue and expense growth rates for accuracy and completeness by agreeing it to source data.
•We utilized valuation specialists to assist in the following procedures, among others:
◦Evaluating the reasonableness of the discount rates and multiples of earnings and revenue by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.
Revenue from Contracts with Customers – Project Revenue
As described in Notes 2 and 3 to the financial statements, the Company’s projects line of business, which relates to the construction of energy efficiency projects, including the design, engineering and installation of technologies and techniques to improve energy efficiency and control the operation of a building’s energy-and-water-consuming systems, recognized revenue of $1.34 billion during the year ended December 31, 2024. Typically, the Company provides a service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The Company’s project revenues are generated from long-term contracts whereby revenue is recognized over time using the cost-based input method. The Company uses total costs incurred on the project relative to the total expected costs to estimate progression towards the satisfaction of the performance obligation.
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
•We selected a sample of project contracts and evaluated the estimates of total costs for each of the project contracts by:
◦Testing the initial project budget by the development of an independent contract profit margin expectation for the projects combined with inquiry with the project management team and/or comparing selected items from the underlying budget to the source information used to develop the project budget.
◦Evaluating management’s judgments related to the Company’s ability to achieve both the estimates of final construction contract profit and the project timeline as well as management’s estimates of total consideration payable when contracts contain variable consideration by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s internal budgets and contract terms.
◦Confirming project progression with customers, including identification of any delays in the project timeline.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
February 28, 2025

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (1)	$108,516	$79,271
Restricted cash (1)	69,706	62,311
Accounts receivable, net (1)	256,961	153,362
Accounts receivable retainage	39,843	33,826
Unbilled revenue (1)	644,105	636,163
Inventory	11,556	13,637
Prepaid expenses and other current assets (1)	145,906	123,391
Income tax receivable (1)	1,685	5,775
Project development costs, net	22,856	20,735
Total current assets (1)	1,301,134	1,128,471
Federal ESPC receivable	609,128	609,265
Property and equipment, net (1)	11,040	17,395
Energy assets, net (1)	1,915,311	1,689,424
Goodwill, net	66,305	75,587
Intangible assets, net	8,814	6,808
Right-of-use assets, net (1)	80,149	58,586
Restricted cash, non-current portion	20,156	12,094
Deferred income tax assets, net	56,523	26,411
Other assets (1)	89,948	89,735
Total assets (1)	$4,158,508	$3,713,776
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net of unamortized discount (1)	$149,363	$322,247
Accounts payable (1)	529,338	402,752
Accrued expenses and other current liabilities (1)	107,293	108,831
Current portions of operating lease liabilities (1)	10,536	13,569
Deferred revenue	91,734	52,903
Income taxes payable	744	1,169
Total current liabilities (1)	889,008	901,471
Long-term debt and financing lease liabilities, net of current portion, unamortized discount, and debt issuance costs (1)	1,483,900	1,170,075
Federal ESPC liabilities	555,396	533,054
Deferred income tax liabilities, net	2,223	4,479
Deferred grant income	6,436	6,974
Long-term operating lease liabilities, net of current portion (1)	59,479	42,258
Other liabilities (1)	114,454	82,714
Commitments and contingencies (Note 15)
Redeemable non-controlling interests, net	2,463	46,865
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) of $158,548 as of December 31, 2024 and $312,701 as of December 31, 2023. Includes liabilities of consolidated VIEs of $16,871 as of December 31, 2024 and $199,063 as of December 31, 2023. See Note 11.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Continued)

	December 31,
	2024	2023
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,603,048 shares issued and 34,501,213 shares outstanding at December 31, 2024, 36,378,990 shares issued and 34,277,195 shares outstanding at December 31, 2023	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2024 and 2023	2	2
Additional paid-in capital	378,321	320,892
Retained earnings	652,561	595,911
Accumulated other comprehensive loss, net	(5,874)	(3,045)
Treasury stock, at cost, 2,101,835 shares at December 31, 2024 and 2,101,795 at December 31, 2023	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,013,225	901,975
Non-controlling interests	31,924	23,911
Total stockholders’ equity	1,045,149	925,886
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$4,158,508	$3,713,776

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$1,769,928	$1,374,633	$1,824,422
Cost of revenues	1,513,837	1,128,204	1,533,589
Gross profit	256,091	246,429	290,833

Selling, general and administrative expenses	173,761	162,138	159,488
Gain on sale of business, net	38,007	—	—
Asset impairments	12,384	3,831	—
Earnings from unconsolidated entities	792	1,758	1,647
Operating income	108,745	82,218	132,992

Interest and other expenses, net	74,805	43,949	27,273
Income before income taxes	33,940	38,269	105,719
Income tax (benefit) provision	(20,000)	(25,635)	7,170
Net income	53,940	63,904	98,549

Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest	2,817	(1,434)	(3,623)
Net income attributable to common shareholders	$56,757	$62,470	$94,926
Net income per share attributable to common shareholders:
Basic	$1.08	$1.20	$1.83
Diluted	$1.07	$1.17	$1.78
Weighted average common shares outstanding:
Basic	52,380	52,140	51,841
Diluted	53,140	53,228	53,278
`
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$53,940	$63,904	$98,549
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax effect of $139, $(190), and $2,039, respectively	394	(538)	6,017
Foreign currency translation adjustment	(3,172)	1,574	(3,401)
Total other comprehensive (loss) income	(2,778)	1,036	2,616
Comprehensive income	51,162	64,940	101,165
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net loss (income)	2,817	(1,434)	(3,623)
Foreign currency translation adjustments	$(51)	$(30)	$—
Comprehensive loss (income) attributable to non-controlling interests and redeemable non-controlling interests	$2,766	$(1,464)	$(3,623)
Comprehensive income attributable to common shareholders	$53,928	$63,476	$97,542

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling Interest (“NCI”)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2021	$46,182	33,716,309	$3	18,000,000	$2	283,982	$438,732	2,101,795	$(11,788)	$(6,667)	$—	$704,264
Exercise of stock options	—	195,888	—	—	—	3,954	—	—	—	—	—	3,954
Stock-based compensation expense	—	—	—	—	—	15,046	—	—	—	—	—	15,046
Employee stock purchase plan	—	36,165	—	—	—	2,009	—	—	—	—	—	2,009
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	6,017	—	6,017
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,401)	—	(3,401)
Distributions to RNCI	(1,039)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	109	—	—	—	—	—	(109)	—	—	—	—	(109)
Investment fund call option exercise	(2,162)	—	—	—	—	1,323	—	—	—	—	—	1,323
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	48,912	48,912
Net income	3,533	—	—	—	—	—	94,926	—	—	—	90	95,016
Balance, December 31, 2022	46,623	33,948,362	3	18,000,000	2	306,314	533,549	2,101,795	(11,788)	(4,051)	49,002	873,031
Exercise of stock options	—	246,250	—	—	—	2,438	—	—	—	—	—	2,438
Stock-based compensation expense	—	—	—	—	—	10,318	—	—	—	—	—	10,318
Employee stock purchase plan	—	60,003	—	—	—	2,017	—	—	—	—	—	2,017
Restricted stock units released	—	22,580	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(538)	—	(538)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,544	30	1,574
Distributions to RNCI	(632)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	108	—	—	—	—	—	(108)	—	—	—	—	(108)
Adjustment to investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	4,203	4,203
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(30,187)	(30,187)
Net income	571	—	—	—	—	—	62,470	—	—	—	863	63,333
Balance, December 31, 2023	46,865	34,277,195	3	18,000,000	2	320,892	595,911	2,101,795	(11,788)	(3,045)	23,911	925,886
Exercise of stock options	—	97,489	—	—	—	942	—	—	—	—	—	942
Stock-based compensation expense	—	—	—	—	—	14,130	—	—	—	—	—	14,130
Employee stock purchase plan	—	63,903	—	—	—	1,821	—	—	—	—	—	1,821
Restricted stock units released	—	62,626	—	—	—	—	—	40	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	394	—	394
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,223)	51	(3,172)
Distributions to RNCI	(288)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	107	—	—	—	—	—	(107)	—	—	—	—	(107)
Investment fund call option exercise	(40,455)	—	—	—	—	37,269	—	—	—	—	—	37,269
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	32,367	35,407
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,368)	(1,368)
Purchase of shares from NCI	—	—	—	—	—	227	—	—	—	—	(23,986)	(23,759)
Net income	(3,766)	—	—	—	—	—	56,757	—	—	—	949	57,706
Balance, December 31, 2024	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$652,561	2,101,835	$(11,788)	$(5,874)	$31,924	$1,045,149
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$53,940	$63,904	$98,549
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	82,114	59,390	49,755
Depreciation of property and equipment	4,963	4,155	2,665
Amortization of debt discount and debt issuance costs	5,151	4,201	4,211
Amortization of intangible assets	2,134	2,366	1,858
Increase in contingent consideration	149	347	1,614
Accretion of ARO liabilities	332	258	146
Impairment of goodwill	—	2,222	—
Provision (recoveries of) for bad debts	1,340	356	(382)
Impairment of long-lived assets / loss on disposal	12,815	1,710	937
Gain on sale of business, net of transaction costs	(38,007)	—	—
Non-cash project revenue related to in-kind leases	(4,164)	(3,164)	—
Earnings from unconsolidated entities	(792)	(1,758)	(1,647)
Net gain from derivatives	(1,027)	(1,108)	(212)
Stock-based compensation expense	14,130	10,318	15,046
Deferred income taxes, net	(24,315)	(27,602)	3,918
Unrealized foreign exchange loss (gain)	2,216	(368)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(96,867)	52,647	3,477
Accounts receivable retainage	(14,342)	4,337	4,716
Federal ESPC receivable	(158,937)	(260,378)	(259,499)
Inventory, net	2,081	581	(5,411)
Unbilled revenue	54,953	(13,211)	(272,629)
Prepaid expenses and other current assets	22,576	(41,125)	(3,182)
Project development costs	(3,255)	(5,486)	(685)
Other assets	(5,287)	(6,896)	(11,327)
Accounts payable, accrued expenses, and other current liabilities	143,776	53,238	36,155
Deferred revenue	50,738	26,202	449
Other liabilities	7,504	3,559	(5,074)
Income taxes receivable (payable), net	3,679	1,314	(1,613)
Cash flows from operating activities	117,598	(69,991)	(338,288)
Cash flows from investing activities:
Purchases of property and equipment	(4,291)	(5,713)	(5,296)
Capital investment in energy assets	(416,992)	(538,418)	(304,596)
Capital investment in major maintenance of energy assets	(17,063)	(7,636)	(18,007)
Grant award received on energy asset	400	—	—
Net proceeds from sale of business	54,249	—	—
Net proceeds from sale of equity investment	13,091	—	—
Acquisitions, net of cash received	—	(9,182)	—
Contributions to equity and other investments	(11,757)	(5,429)	—
Loans to joint venture investments	—	(565)	(459)
Purchases of subsurface land easements	(4,274)	—	—
Cash flows from investing activities	(386,637)	(566,943)	(328,358)

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2024	2023	2022

Cash flows from financing activities:
Payments on long-term corporate debt financings	$(127,000)	$(155,000)	$(52,813)
Proceeds from long-term corporate debt financings	100,000	—	295,000
(Payments on) proceeds from senior secured revolving credit facility, net	(4,900)	(43,000)	137,900
Proceeds from long-term energy asset debt financings	643,529	843,498	173,476
Payments on long-term energy asset debt and financing leases	(424,421)	(148,057)	(109,044)
Payment on seller's promissory note	(61,941)	—	—
Payments of debt discount and debt issuance costs	(15,308)	(9,315)	(3,695)
Proceeds from Federal ESPC projects	164,779	154,338	238,360
Net proceeds from energy asset receivable financing arrangements	6,012	14,512	14,341
Proceeds from exercises of options and ESPP	2,763	4,455	5,963
Contributions from non-controlling interest	35,407	3,738	32,706
Distributions to non-controlling interest	(1,368)	(21,842)	—
Distributions to redeemable non-controlling interests, net	(422)	(658)	(1,128)
Investment fund call option exercise	(3,186)	—	(839)
Payment of contingent consideration	—	(1,866)	—
Cash flows from financing activities	313,944	640,803	730,227
Effect of exchange rate changes on cash	(203)	(81)	(747)
Net increase in cash, cash equivalents, and restricted cash	44,702	3,788	62,834
Cash, cash equivalents, and restricted cash, beginning of year	153,676	149,888	87,054
Cash, cash equivalents, and restricted cash, end of year	$198,378	$153,676	$149,888

Supplemental disclosures of cash flow information:
Cash paid for interest	$110,387	$80,251	$32,954
Cash paid for income taxes	$4,456	$3,834	$7,278
Non-cash Federal ESPC settlement	$143,936	$99,164	$293,427
Accrued purchases of energy assets	$67,704	$78,382	$88,793
Non-cash contributions from non-controlling interest	$—	$464	$16,206
Non-cash financing for energy asset project acquisition	$32,500	$82,964	$—
Non-cash portion of investment fund call option exercise	$37,269	$—	$1,323

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco”, “we,” “our,” or “us”) was organized as a Delaware corporation on April 25, 2000. We are a leading energy solutions provider dedicated to helping customers reduce costs, enhance resilience, and decarbonize to net zero in the global energy transition. Our comprehensive portfolio includes implementing smart energy efficiency solutions, upgrading aging infrastructure, and developing, constructing, and operating distributed energy resources. We provide solutions, both services and products, and also sell certain solar photovoltaic (“solar PV”) equipment and have completed projects that reduce energy use and deliver diversified generation solutions to Federal, state and local governments, utilities, educational and healthcare institutions, housing authorities, and commercial and industrial customers. Headquartered in Framingham, MA, we have more than 1,500 employees providing local expertise in North America and Europe.
We are compensated through a variety of methods, including: 1) direct payments based on fee-for-services contracts (utilizing lump-sum or cost-plus pricing methodologies), 2) the sale of energy from our energy assets, and 3) direct payment for solar PV equipment and systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ameresco, our subsidiaries, certain contracts in which we have a controlling financial interest and one investment fund formed to fund the purchase and operation of solar energy systems, which are consolidated with Ameresco as variable interest entities (“VIEs”). We use a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, we have determined that we are the primary beneficiary in a majority of our operational VIEs. When we have determined we are the primary beneficiary, we evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Gains and losses from the translation of all foreign currency financial statements are recorded in accumulated other comprehensive loss, net, within stockholders’ equity. We prepare our consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).
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
Self-insured Health Insurance
We are self-insured for employee health insurance and the maximum exposure in fiscal year 2024 under the plan was $200 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in our consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
settlement amount of claims. Our estimated accrual for this liability could be different than our ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
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
Accounts Receivable, Net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Our methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and our forecasts. Due to the short-term nature of our receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of our customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of our assessment, we also considered the current and expected future economic and market conditions due to global factors and determined that the estimate of credit losses was not significantly impacted as of December 31, 2024 and 2023.
Changes in the allowance for credit losses was as follows:

	Year Ended December 31,
	2024	2023	2022
Allowance for credit loss, beginning of period	$903	$911	$2,263
Charges to (recoveries of) costs and expenses, net	1,340	356	(382)
Account write-offs and other	(1,398)	(364)	(970)
Allowance for credit loss, end of period	$845	$903	$911

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. We classify retainages that are expected to be billed in the next twelve months as current assets. As of December 31, 2024 and 2023, no amounts were determined to be uncollectible.
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
Prepaid expenses and other current assets comprised of the following:

	Year Ended December 31,
	2024	2023
Other receivables	$16,336	$74,454
Deferred project costs	117,573	38,240
Prepaid expenses	11,997	10,697
Prepaid expenses and other current assets	$145,906	$123,391
Other Receivables
Ameresco’s wholly-owned subsidiary in Italy entered into agreements to sell certain receivables to unrelated third-party financial institutions for a discount on a non-recourse basis. These transactions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and result in a reduction in accounts receivable because the agreements transfer effective control over the receivables, and related risk, to the buyers. Our Italian subsidiary does not retain any interest in the underlying accounts receivable once sold. Trade accounts receivables balances sold are removed from the consolidated balance sheets, and cash received is reflected in operating activities in the consolidated statements of cash flows. Other receivables sold without recourse total $3,994 and $39,923 at December 31, 2024 and 2023, respectively, and are included in other receivables in the table above. Bank discount fees during the twelve months ended December 31, 2024 and 2023 were $1,471 and $5,844, respectively, and are included in other expense, net in the consolidated statements of income. See Note 17. Interest and Other Expenses, Net.
At December 31, 2023, other receivables also included $20,970 which represents the fair value of the portion of investment tax credits (“ITC”) that we agreed to sell back to the seller for the project acquired on August 4, 2023. See the Government Grants paragraph below and Note 7. Energy Assets, Net for additional details.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified to energy assets or project revenues once a change order or new contract is finalized which is expected within one year.
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
Capitalized Interest
We capitalize interest costs relating to construction financing during the period of construction on energy assets we own. Capitalized interest is included in energy assets, net, in our consolidated balance sheets. Capitalized interest is amortized to cost of revenues in our consolidated statements of income on a straight-line basis over the useful life of the associated energy asset. For additional information see Note 7.
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
We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value of the asset group. Impairment losses are reflected in selling, general, and administrative expenses in the consolidated statements of income. See Note 7. for disclosure on our long-lived asset impairment during the year ended December 31, 2024.
Government Grants
From time to time, we have applied for and received cash grant awards from the U.S. Treasury Department (the “Treasury”) under Section 1603 of the American Recovery and Reinvestment Act of 2009 (the “Act”). The Act authorized the Treasury to make payments to eligible persons who place in service qualifying renewable energy projects. The grants are paid in lieu of ITCs. All of the cash proceeds from the grants were used and recorded as a reduction in the cost basis of the applicable energy assets. For tax purposes, the Section 1603 payments are not included in federal and certain state taxable income and the basis of the property is reduced by 50% of the payment received.
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
Deferred grant income of $6,436 and $6,974 in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively, represents the benefit of the basis difference to be amortized to depreciation expense over the life of the related property.
Non-refundable Transferable Credits Policy Elections
We elect to apply government grant accounting, outside of income taxes, to the portion of the transferable ITC that we intend to sell. We have an existing policy to account for government grants by analogy to International Accounting Standard (“IAS”) 20 and shall present the credit as a reduction in the cost of the related energy asset and shall measure the grant of the nonmonetary asset at fair value. Based on these policy elections, the benefit of the grant will be recognized in profit or loss as a reduction to depreciation expense over the life of the energy asset. See Note 7. Energy Assets, Net for additional information.
We elect to account for credits we intend to use to offset our tax liability under Topic 740. We recognize a deferred tax asset for allowable carryforwards as we benefit in the year the credit was generated. Possible limitations on the carryforward were considered and it was determined that no valuation allowance was required. We also utilized the flow-through method regarding the presentation in the consolidated statements of income, which resulted in a reduction in the income tax provision.
Acquisitions
For acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting in accordance with ASC 805, Business Combinations, where assets acquired, and liabilities assumed are recorded at fair value at the date of each acquisition. Any excess of the consideration we transferred over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. Intangible assets, if identified, are also recorded.
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
Goodwill
As noted in the Acquisitions section above, our goodwill is derived when we acquire another business. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually during the fourth quarter and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In 2023, we changed the assessment date from December 31st to October 31st.
We estimate the fair value of our reporting units and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of the reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. If the fair value is less than the carrying value, an impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge would be recorded to earnings in the consolidated statements of income. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. See Note 5 for discussion about our goodwill assessments.
Intangible Assets
Acquired intangible assets, other than goodwill, that are subject to amortization include customer contracts, customer relationships, technology, trade names, and non-compete agreements. The intangible assets are amortized over periods ranging from one to fifteen years from their respective acquisition dates. Intangible assets also include purchased subsurface land easements for underground rights to facilitate the construction of RNG pipelines. The subsurface land easements shall be amortized over the twenty-year life of the pipelines. We evaluate our intangible assets for impairment consistent with, and part of, our long-lived asset evaluation, as discussed in Energy Assets above. See Notes 4 and 5 for additional disclosures.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities includes use and other taxes payable of $40,000 and $39,974 as of December 31, 2024 and 2023, respectively, as well as accrued payroll and payroll related expenses, sales tax payable, current portion of contingent consideration, and other accrued operating expenses.
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
Other Liabilities
Other liabilities consist primarily of the long-term portion of deferred revenue related to multi-year operations and maintenance (“O&M”) contracts which expire at various dates through 2051. Other liabilities also include the fair value of derivatives, the long-term portions of sale-leaseback deferred gains, and liabilities recognized in association with customer energy assets for obligations to the customer for performance of the asset. See Note 19 for additional derivative disclosures and Note 7 for additional energy asset disclosures.
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
In accordance with specific PPA contract terms, we recognize revenues from the sale and delivery of the energy output from renewable energy plants over time as produced and delivered to the customer. Environmental attributes revenue is recognized at a point in time when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that we operate in. In the cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. We have determined that certain PPAs contained a lease component in accordance with ASC 840, Leases, prior to the adoption of Topic 842. We recognized $12,160, $10,687 and $10,904 of operating lease revenue under these agreements during the years ended December 31, 2024, 2023, and 2022, respectively.
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
Contract Assets and Contract Liabilities
Contract assets represent our rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. Our rights to consideration are generally unconditional at the time our performance obligations are satisfied. Unbilled revenue represents amounts earned and billable that were not invoiced at the end of the fiscal period.
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
Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. See Note 10 for additional information on income taxes.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Foreign Currency
The local currency of our foreign operations is considered the functional currency of such operations. All assets and liabilities of these foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are reported within interest and other expenses, net in the consolidated statements of income. See Note 17.
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
Share Repurchase Program
In April 2016, our Board of Directors authorized our stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, we are authorized to repurchase up to $17,553 of our Class A common stock. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. The Repurchase Program may be suspended or terminated at any time without prior notice and has no expiration date. As of

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
December 31, 2024, there were shares having a dollar value of approximately $5,745 that may yet be purchased under the Repurchase Program.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We generally aggregate the disclosures of our VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement we have with the VIE including our role and type of interest held in the VIE. As of December 31, 2024, the VIE that makes up our investment fund (tax equity partnership) is one group and our other consolidated VIEs are similar in purpose, design, and our involvement, and as such, are aggregated together. See Notes 11 and 12 for additional disclosures.
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
During 2018 and 2019, we formed investment funds (tax equity partnerships) with different third-party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2024, we had one such investment fund remaining.
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
Recent Accounting Pronouncements
Business Combinations— Joint Venture Formations
In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
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
Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosures by requiring enhanced disclosures for significant segment expenses and other segment items. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard and applied the disclosure requirements retrospectively to all prior periods presented. The adoption of this guidance did not have an impact on our consolidated financial statements, although it did result in expanded segment disclosures, which are included in Note 20. Business Segment Information.
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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
Debt—Debt with Conversion and Other Options (Subtopic 470-20)
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20), to improve the consistency of the determination of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when the terms of a convertible debt instrument are changed to induce a conversion of the instrument. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to modify the effective date previously stated in ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that adopting ASU 2024-03 new accounting standard would have on our consolidated financial statements and will adhere to the clarified effective date in ASU 2025-01 if implementation is necessary.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the year ended December 31, 2024 were North America Regions, U.S. Federal, Europe, and Renewable Fuels (formerly Alternative Fuels). On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$762,404	$294,082	$43,353	$238,848	$—	$1,338,687
O&M revenue	35,707	60,057	7,895	2,807	—	106,466
Energy assets	73,059	17,449	121,960	847	29	213,344
Other	7,658	948	134	8,072	94,619	111,431
Total revenues	$878,828	$372,536	$173,342	$250,574	$94,648	$1,769,928
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2023:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$519,079	$342,238	$—	$138,730	$1,250	$1,001,297
O&M revenue	26,310	53,496	10,697	1,979	1	92,483
Energy assets	64,668	6,326	106,359	1,392	145	178,890
Other	6,377	824	19	7,253	87,490	101,963
Total revenues	$616,434	$402,884	$117,075	$149,354	$88,886	$1,374,633
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2022:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$1,093,738	$333,846	$—	$53,680	$—	$1,481,264
O&M revenue	22,259	51,857	10,377	456	16	84,965
Energy assets	51,818	5,822	104,082	281	87	162,090
Other	5,466	366	—	3,993	86,278	96,103
Total revenues	$1,173,281	$391,891	$114,459	$58,410	$86,381	$1,824,422
See Note 16 for our revenue disaggregated by geographical region.
The following table presents information related to our revenue recognized over time:

	Year Ended December 31,
	2024	2023	2022
Percentage of revenue recognized over time	96%	95%	96%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2024	December 31, 2023	January 1, 2023
Accounts receivable, net	$256,961	$153,362	$174,009
Accounts receivable retainage	39,843	33,826	38,057
Contract Assets
Unbilled revenue	644,105	636,163	576,363
Contract Liabilities
Deferred revenue	91,734	52,903	34,796
Deferred revenue, non-current (1)	29,885	18,393	7,617
Total contract liabilities	$121,619	$71,296	$42,413

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the consolidated balance sheets.
The increase in contract assets for the year ended December 31, 2024 was primarily due to revenue recognized of $1,192,464, as well as reclassifications primarily from contract liabilities as a result of timing of customer payments, offset by billings of $1,213,716. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2024, we recognized revenue of $377,569 and billed $377,591 to customers that had balances which were included in contract liabilities at December 31, 2023.
The increase in contract assets for the year ended December 31, 2023 was primarily due to revenue recognized of $940,317, offset in part by billings of $886,788. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2023, we recognized revenue of $160,713 and billed $184,174 to customers that had balances which were included in contract liabilities at January 1, 2023.
Performance Obligations
Our remaining performance obligations (“fully-contracted backlog”) represent the unrecognized revenue value of our contract commitments. Our backlog may vary significantly each reporting period based on the timing of major new contract commitments and the fully-contracted backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of our services and their payments to us. At December 31, 2024, we had fully-contracted backlog of $3,922,391 and approximately 32% of our fully-contracted backlog is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
We applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
Contract Acquisition Costs
As of December 31, 2024 and 2023, we had capitalized commission costs of $1,623 and $1,735, respectively, related to contracts that were not completed, which were included in other assets in the accompanying consolidated balance sheets. For contracts that have a duration of less than one year, we follow a practical expedient and expense these costs when incurred. During the years ended December 31, 2024 and 2023, the amortization of commission costs related to contracts was not material and have been included in the accompanying consolidated statements of income.
Project Development Costs

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents information related to our project development costs recognized in the consolidated statements of income on projects that converted to customer contracts:

	Year Ended December 31,
	2024	2023	2022
Project development costs recognized	$18,023	$13,051	$15,507
4. BUSINESS ACQUISITIONS AND DIVESTITURES

Business Acquisitions
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
The following table sets forth the revenue and net (loss) income for Enerqos:

	Twelve Months Ended December 31,
	2024	2023
Revenue	$27,809	$52,241
Net (loss) income	(2,961)	1,758

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
A summary of the cumulative consideration paid, allocation of the purchase price, and adjustments made for the Enerqos acquisition are presented in the table below:

	Preliminary March 31, 2023	Measurement Period Adjustment	As Adjusted December 31, 2023
Cash	$9,535	$—	$9,535
Long-term debt assumed, net of current portions	3,951	—	3,951
FX adjustment	(41)	—	(41)
Fair value of consideration transferred	$13,445	$—	$13,445

Cash and cash equivalents	190	—	190
Accounts receivable	6,230	—	6,230
Unbilled revenue	8,985	—	8,985
Prepaid expenses and other current assets	16,504	—	16,504
Project development costs	5,140	—	5,140
Property and equipment and energy assets	1,234	—	1,234
Intangible assets	4,438	—	4,438
Long-term restricted cash	163	—	163
Accounts payable	(15,480)	—	(15,480)
Accrued expenses and other current liabilities	(4,510)	165	(4,345)
Current portions of long-term debt	(15,165)	—	(15,165)
Deferred income tax liabilities, net	(931)	—	(931)
Other liabilities	(208)	—	(208)
Recognized identifiable assets acquired and liabilities assumed	$6,590	$165	$6,755
Goodwill	$6,855	$(165)	$6,690
Business Divestiture
On October 23, 2024, Ameresco’s board of directors approved the divestiture of a wholly-owned subsidiary (“the sub”). On December 31, 2024, we completed the sale of our entire interest in the sub to an unrelated party, for an estimated closing price of $60,400 in exchange for all of our shares. As a result of this transaction, the net assets of the sub were deconsolidated from our consolidated financial statements, we received net proceeds of $54,249, and recorded a gain of $38,007, net of transaction costs of $2,179, from this disposition. We have 90 days to finalize the closing price. At closing we used the proceeds to prepay $57,000 towards our senior secured term loan.
The sub is an energy technology and advisory services company, was not considered core to our business, and the divestiture is not considered a strategic shift, therefore, the net gain was included in a separate line item within operating income in the consolidated statements of income during the year ended December 31, 2024. The sub was not a reportable segment and was included in “All Other”. As part of the deconsolidation we disposed of $8,529 in goodwill related to this reporting unit. See Note 5. Goodwill and Intangible Assets, Net.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
Our annual goodwill impairment review is performed during the fourth quarter each year-end using a quantitative approach. We tested goodwill for impairment at the reporting unit level utilizing the income approach which included a discounted cash flow method with a market approach, and we determined that there was no goodwill impairment for the year ended December 31, 2024. All reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 49% as of December 31, 2024.
During our assessment during the fourth quarter ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 after taking into account the effect of

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
deferred income taxes. The impairment was primarily driven by a decline in projected cash flows, including revenues and profitability. The impairment charges are included in the asset impairments within the consolidated statements of income for the year ended December 31, 2023. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 16% as of December 31, 2023. There was no goodwill impairment for the year ended December 31, 2022.
The changes in the goodwill balances by reportable segment are as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2022	$42,829	$3,981	$5,932	$17,891	$70,633
Goodwill acquired during the year	—	—	6,855	—	6,855
Remeasurement adjustments	—	—	(165)	—	(165)
Impairment charges, net of tax	(2,222)	—	—	—	(2,222)
Foreign currency translation	73	—	413	—	486
Balance, December 31, 2023	40,680	3,981	13,035	17,891	75,587
Fair value allocation for change in reportable segments	(1,474)	—	—	1,474	—
Goodwill disposed of through sale of business (1)	—	—	—	(8,529)	(8,529)
Foreign currency translation	(257)	—	(496)	—	(753)
Balance, December 31, 2024	$38,949	$3,981	$12,539	$10,836	$66,305
(1) See Note 4. Business Acquisitions and Divestitures for additional information.
Accumulated Goodwill Impairment
Balance, December 31, 2023	$(2,222)	$—	$(1,016)	$—	$(3,238)
Balance, December 31, 2024	$(2,222)	$—	$(1,016)	$—	$(3,238)

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets, Net
Definite-lived intangible assets, net consisted of the following:

	As of December 31,
	2024	2023
Gross carrying amount
Customer contracts	$6,898	$8,859
Customer relationships	17,572	21,182
Non-compete agreements	2,535	3,013
Technology	1,754	2,723
Tradenames	927	1,370
Subsurface land easements	4,274	—
Total gross carrying amount	33,960	37,147
Accumulated Amortization
Customer contracts	6,898	8,859
Customer relationships	13,318	14,979
Non-compete agreements	2,535	3,013
Technology	1,753	2,723
Tradenames	642	765
Total accumulated amortization	25,146	30,339
Intangible assets, net	$8,814	$6,808
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to twenty years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the useful life is necessary, or more frequently if events or circumstances warrant. During the year ended December 31, 2024, we included purchased subsurface land easements in intangible assets, which shall be amortized over the twenty-year life of the pipelines. No other changes to useful lives were made during the years ended December 31, 2024, 2023, and 2022.
The table below sets forth amortization expense:

		Year Ended December 31,
	Location	2024	2023	2022
Customer contracts	Cost of revenues	$—	$—	$551
Customer relationships	Selling, general and administrative expenses	1,833	2,141	1,303
Technology	Selling, general and administrative expenses	—	—	1
Tradenames	Selling, general and administrative expenses	296	225	3
Subsurface land easements	Selling, general and administrative expenses	5	—	—
Total amortization expense		$2,134	$2,366	$1,858

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Amortization expense for our definite-lived intangible assets for the next five years to be included in selling, general, and administrative expenses is as follows:

Estimated Amortization Expense
2025	$2,238
2026	1,895
2027	821
2028	369
2029	214
Thereafter	3,277
Total	$8,814

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Furniture and office equipment	$4,198	$4,207
Computer equipment and software costs	18,706	27,199
Leasehold improvements	2,312	2,570
Automobiles	1,956	2,041
Land	6,943	6,943
Property and equipment, gross	34,115	42,960
Less: accumulated depreciation	(23,075)	(25,565)
Property and equipment, net	$11,040	$17,395
The following table sets forth our depreciation expense on property and equipment:

	Year Ended December 31,
Location	2024	2023	2022
Selling, general & administrative expenses	$4,963	$4,155	$2,665

7. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	December 31,
	2024	2023
Energy assets (1)	$2,338,680	$2,054,145
Less: accumulated depreciation, net	(423,369)	(364,721)
Energy assets, net	$1,915,311	$1,689,424

(1) Includes financing lease assets (see Note 8), capitalized interest and ARO assets (see tables below). Also includes the energy asset projects acquired in August 2023 and January 2024. See section below for additional information.

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
On December 28, 2023, we executed an amended and restated purchase and sale agreement, which primarily revised the timing of payments on phase 2. In the second phase, which closed on January 12, 2024, we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48,035, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The remaining balance due of $5,696 was paid during the twelve months ended December 31, 2024. During the year ended December 31, 2024, we paid off the remaining balance of the seller’s note in the amount of $32,500. We also assumed four land leases for the energy asset projects. Phase 2, the purchase of the energy asset projects did not constitute a business in accordance with ASC 805-50, Business Combinations.
See Note 9 for additional information about the BCE-related loans, Note 8 for information on the leases and Note 15 for potential additional commitments.
November 2023 Purchase Agreement
On November 1, 2023, we purchased a solar asset project for $3,128, of which $2,676 has been paid to date. The remaining balance of $452 is included in accrued expenses and other current liabilities in the consolidated balance sheets at December 31, 2024. The payment is due when certain conditions as outlined in the agreement are met.
Transfer of Investment Tax Credits
Under phase 1 of the purchase and sale agreement with BCE noted above, we agreed to sell back to the seller ITC for the project acquired as part of this transaction for the fair market value of these credits and recorded $20,970 in other receivables which is included in prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2023. This amount was collected in January 2024.
During the year ended December 31, 2024 we sold ITC on eight energy assets to a third party at a fair value of $47,534 which was received as of December 31, 2024. The benefit from the sale of the ITC will be recognized in profit or loss as a reduction to depreciation expense over the life of the energy assets.
Depreciation and Amortization
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Year Ended December 31,
Location	2024	2023	2022
Cost of revenues (1)	$82,114	$59,390	$49,755

(1) Includes depreciation and amortization expense on financing lease assets. See Note 8.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Year Ended December 31,
	2024	2023	2022
Capitalized interest	$50,889	$43,561	$13,050
Long-lived Asset Impairment
During December 2024, there was a triggering event which caused us to perform an impairment analysis on an energy asset group. The triggering event was related to a landfill which ceased accepting waste material as of January 1, 2025, where we planned to build a RNG plant. As the landfill was no longer operational, we are no longer able to build the plant at the location. As a result, we recorded an impairment charge of $8,715 as of December 31, 2024, which fully impaired this asset group. Additionally, during December 2024, we recorded impairment charges of $3,669 for multiple energy asset projects which we no longer believe are viable and have been terminated, which partially impaired these asset groups.
During December 2023, there was a triggering event which caused us to perform an impairment analysis on an energy asset group. The triggering event was related to the requirement to shut down the plant and replace transmission lines due to transfer trip issues. We determined that the cost to overhaul the transfer trip line would be cost prohibitive, therefore, we made a decision to shut the plant down. As a result, we recorded an impairment charge of $1,298, which fully impaired this asset group. During December 2023, there was an additional energy asset group that had successive years of losses, the PPA expired in November 2024, and we expected losses to continue in 2024, therefore, we recorded an impairment charge of $311, which fully impaired this asset group.
The impairment charges are included in asset impairments within the consolidated statements of income for the years ended December 31, 2024 and 2023. There was no impairment charge for the year ended December 31, 2022.
Customer Energy Asset Projects
We include certain customer energy asset projects in our energy assets, as we control and operate the assets as well as obtain financing during the construction and operating periods of the assets. We also carry a liability associated with these energy assets as we have an obligation to the customer for performance of the asset. Provided that performance criteria are met, the customer is responsible for repayment of the liability to the financing party. As of December 31, 2024 and 2023, there were six energy asset projects which were included in energy assets.
The liabilities recognized in association with these customer energy assets were as follows:

	December 31,
Location	2024	2023
Accrued expenses and other current liabilities	$651	$598
Other liabilities	47,692	41,680
Total customer energy asset projects liability	$48,343	$42,278
ARO Assets and ARO Liabilities
Our ARO assets and ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables sets forth information related to our ARO assets and ARO liabilities:

		December 31,
	Location	2024	2023
ARO assets, net	Energy assets, net	$4,414	$4,800

ARO liabilities, non-current	Other liabilities	$6,136	$5,960

	Year Ended December 31,
	2024	2023	2022
Depreciation expense of ARO assets	$238	$215	$146
Accretion expense of ARO liabilities	$332	$258	$146

8. LEASES
We enter into a variety of operating lease agreements through the normal course of business including certain administrative offices. The leases are long-term, non-cancelable real estate lease agreements, expiring at various dates through fiscal 2032. The agreements generally provide for fixed minimum rental payments and the payment of utilities, real estate taxes, insurance, and repairs. We also lease vehicles, IT equipment and certain land parcels related to our energy projects, expiring at various dates through fiscal 2061. The office and land leases make up a significant portion of our operating lease activity. Many of these leases have one or more renewal options that allow us, at our discretion, to renew the lease for six months to seven years. Only renewal options that we believed were likely to be exercised were included in our lease calculations. Many land leases include minimum lease payments that commence or increase when the related project becomes operational. In these cases, we estimated the commercial operation date used to calculate the ROU asset and minimum lease payments.
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
Rent and related expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
Rent and related expenses	$13,945	$10,504	$9,199
We have a number of leases that are classified as financing leases, which related to transactions that were considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on our financing leases.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth supplemental balance sheet information related to leases:

	December 31,
	2024	2023
Operating Leases
Right-of-use assets, net	$80,149	$58,586

Current portions of operating lease liabilities	$10,536	$13,569
Long-term operating lease liabilities, net of current portion	59,479	42,258
Total operating lease liabilities	$70,015	$55,827
Weighted-average remaining lease term	19 years	18 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases (1)
Energy assets, net	$25,158	$27,262

Current portions of financing lease liabilities	$637	$871
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	12,267	13,057
Total financing lease liabilities	$12,904	$13,928
Weighted-average remaining lease term	12 years	13 years
Weighted-average discount rate	12.03%	12.05%

(1) Includes sale-leaseback transactions entered into prior to January 1, 2019.
The costs related to our leases were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating Leases
Operating lease costs	$12,945	$9,416	$8,372

Financing Leases
Amortization expense	2,104	2,103	2,104
Interest on lease liabilities	1,752	1,804	2,147
Total financing lease costs	3,856	3,907	4,251
Total lease costs	$16,801	$13,323	$12,623

Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$19,428	$10,724
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$29,808	$25,225

(1) Includes non-monetary lease transactions of $10,378 and $13,941 for the years ended December 31, 2024 and 2023, respectively. See disclosure below for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2025	$14,527	$1,899
2026	9,702	2,054
2027	8,565	1,923
2028	7,174	1,955
2029	5,521	1,892
Thereafter	73,464	14,043
Total minimum lease payments	$118,953	$23,766
Less: interest	48,938	10,862
Present value of lease liabilities	$70,015	$12,904
Non-monetary Lease Transactions
We have six lease liabilities consisting of payment obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the year end December 31, 2024 based on the fair market value of the project services or back up power expected to be provided, as noted below.
In January 2023, a 37-year land lease commenced with the Navy, which expires in 2059. We are working to complete an In-Kind Consideration Project (“IKCP”), which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCP.
In August 2023, we acquired an energy asset project and assumed the related 30-year land lease agreement with the United States Army (“Army”), which commenced in 2022 and expires in 2052. We are providing backup power as a stand ready obligation as consideration towards our lease obligation.
In January 2024, we acquired four energy asset projects and assumed the related 35 to 37-year land leases agreements with the Navy, which expire between 2053 and 2056. We are working to complete IKCPs, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCP.
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or ROU liability. The estimated net present value of this commitment totals $161,169 as of December 31, 2024. We will provide IKCPs, over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and liability will be recorded, most likely in 2025.
See Note 7 Energy Assets, Net for additional information on the energy asset projects acquired.
Financing Leases
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents a summary of amounts related to these sale-leasebacks included in our consolidated balance sheets:

	December 31,
	2024	2023
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,224	1,340
Total deferred loss	$1,339	$1,455

Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	3,739	4,085
Total deferred gain	$4,084	$4,430
Net gains from amortization expense in cost of revenues related to deferred gains and losses were $230, $230 and $383 for the years ended December 31, 2024, 2023, and 2022, respectively.
Sale-leasebacks
These facilities are accounted for as failed sales and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
During the year ended December 31, 2024, we entered into an amended and restated participation agreement which extended the current maturity date to March 31, 2025.
We sold and leased back six energy assets for $61,996 in cash proceeds under this facility during the year ended December 31, 2024. The agreements have interest rates ranging from 0% to 1.86%, as a result of tax credits which were transferred to the counterparty.
During the year ended December 31, 2024, we discovered a defect in a Battery Energy Storage System (“BESS”) that we installed for a customer under a long-term power purchase agreement for a project financed under the August 2018 master sale-leaseback agreement. As a result, the BESS had to be removed. Our financing partner has agreed to temporarily waive any events of default and refrain from pursuing remedies available under the master sale-leaseback associated with the BESS failure until December 31, 2025 to allow remediation of the issue (subject to certain conditions). We have fully funded lease payments due under the master lease agreement through December 31, 2025 into a reserve account from which lease payments will be made.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from to time to time, which may extend the maturity date, increase the availability, or modify other covenants. We were in default under this agreement as we had failed to satisfy the insurance requirements and historical coverage ratio under this agreement. On May 3, 2024, we received a waiver on this default. As of December 31, 2023, no further funding was available under this lending commitment.
August 2024 Master Sale-leaseback
On April 18, 2023 we entered into lease agreements with two investors for one energy asset and on August 14, 2024 we sold and leased back the energy asset for $234,788, of which 50% was allocated to each investor under these agreements. One lease has an expiration date of August 14, 2034 with an option to extend to August 14, 2044 while the other has an expiration date of August 14, 2044. At closing, we incurred $2,833 in lenders’ fees and debt issuance costs. In August 2024, we used $140,844 of the proceeds to pay off the April 2023 construction credit facility and made rent prepayments of $60.1 million. As of December 31, 2024, we have no available funds remaining under this lending commitment.
See Note 9 for additional information on these financing facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
9. DEBT AND FINANCING LEASE LIABILITIES
Debt was comprised of the following:

	As of December 31,
	2024	2023
Senior secured credit facility, 7.90%, due January 2024 to December 2028 (1) (2) (8)	$148,000	$279,900
Second lien term loan, 10.57%, due June 2029(1) (2) (8)	100,000	—
Energy Asset Construction Facilities
June 2020, 6.14%, due March 2025 (2) (8)	$20,385	$20,705
April 2023, 6.82%, due July 2024	—	134,415
August 2023, 8.53%, due December 2027 (1) (2) (8)	318,824	278,858
August 2023, 6.33%, due February 2024	—	36,270
Subtotal energy asset construction facilities	$339,209	$470,248
Energy Asset Operating Facilities
October 2011 fixed rate 6.11% due June 2028 (5)	$1,417	$1,976
October 2012 variable rate 7.22%, due June 2025 (4) (8)	31,660	34,453
September 2015 variable rate 6.54%, due March 2028 (4) (8)	13,271	13,747
August 2016 fixed rate 4.95%, due June 2031 (4)	1,813	2,253
April 2017 fixed rate 5.61%, due February 2034 (4)	1,128	1,348
June 2017 variable rate 7.14%, due December 2027 (4) (8)	4,944	7,158
June 2018 fixed rate 5.15%, due December 2038 (2) (4)	18,883	21,063
June 2018 variable rate 6.74%, due June 2033 (2) (8) (3)	5,500	6,592
October 2018 variable rate 7.20%, due October 2029 (2) (8) (5)	5,264	6,145
November 2020 fixed rate 3.58%, due December 2027 (4)	1,400	2,004
June 2021 fixed rate 4.92%, due June 2045 (4)	3,154	3,489
July 2021 fixed rate 3.25%, due March 2046 (2) (4)	33,214	35,090
July 2021 variable rate 8.34%, due July 2030 (2) (4) (8)	—	2,140
June 2022 fixed rate 5.45%, due March 2042 (2) (4)	5,942	6,395
October 2022 fixed rate 6.70%, due August 2039 (2) (4)	362,583	349,093
March 2023 fixed rate 5.99%, due, December 2047 (2) (4)	21,290	21,984
August 2023 seller's promissory note, 5.00%, due January 2024	—	28,294
August 2023 fixed rate 5.83%, due April 2047 (2)	12,290	3,520
April 2024 fixed rate 6.20%, due June 2042(2) (4)	89,846	—
April 2024 fixed rate 8.00%, due June 2042 (2) (4)	12,566	—
February 2024 variable rate 6.33%, due April 2030 (2) (4)	34,605	—
Various Enerqos financing facilities	13,934	17,786
Subtotal energy asset operating facilities	$674,704	$564,530
Sale-leasebacks
August 2018 master sale-leaseback, 0.00% to 1.86%, due July 2039 to December 2049 (3) (6)	$205,565	$163,504
December 2020 master sale-leaseback, 0.00%, due December 2040 to March 2043 (4) (6)	21,111	22,194
August 2024 master sale-leaseback, 0.00%, due August 2034 to August 2044(2) (4)(6)	172,694	—
Subtotal sale-leasebacks	$399,370	$185,698
Financing Leases (7)	$12,904	$13,928
Total debt and financing leases	$1,674,187	$1,514,304
Less: current maturities, net of unamortized discount	149,363	322,247
Less: unamortized discount and debt issuance costs	40,924	21,982
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,483,900	$1,170,075

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(1) Facility has interest at varying rates monthly or quarterly in arrears.
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
(7) Financing leases are sale-leaseback arrangements under previous guidance and do not include approximately $10,862 in future interest payments as of December 31, 2024 and $12,468 as of December 31, 2023. See Note 8.

(8) These agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.

The following table presents the aggregate maturities of long-term debt and financing leases as of December 31, 2024:

2025	$149,363
2026	78,201
2027	395,886
2028	206,115
2029	167,686
Thereafter	676,936
Total maturities	$1,674,187
Senior Secured Credit Facility - Revolver and Term Loans
During the years ended December 31, 2023 and 2024, we entered into a number of amendments to the fifth amended and restated senior secured credit facility. At December 31, 2023 and 2024 (unless further amended as noted below), the major terms of the senior secured credit facility were as follows:
•the aggregate amount of total commitments was $495,000,
•the aggregate amount of the revolving commitments was $200,000,
•the aggregate amount of the delayed draw term loan A (“DDTLA”) commitment was $220,000,
•increased the existing term loan A to $75,000,
•extended the maturity date of the DDTLA and modified the payment schedule such that the last payment was due on April 15, 2024,
•a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0,
•increased the total funded debt to EBITDA covenant ratio from a maximum of 3.50 to 3.75 for the quarter ending December 31, 2023, and 3.50 thereafter,
•the overall rate table for all loans under the current agreement was also increased by 0.25%,
•the maximum indebtedness incurred under an energy conservation project financing reverted back to $650,000,
•the revolving credit facility may be increased up to an additional $100,000 in increments of at least $25,000 at the approval of lenders, subject to certain conditions, and
•a covenant was also added that required Ameresco to use commercially reasonable efforts assuming normal market conditions to raise and, by April 15, 2024, close on a minimum of $100,000 equity or subordinated debt financing if the Cathode site under the Southern California Edison (“SCE”) contract does not achieve substantial completion by January 31, 2024, which was not achieved. Net proceeds from such financing would be required to be used to repay outstanding amounts on the senior secured credit facility.
We are the sole borrower under the credit facility. The obligations under the credit facility are guaranteed by certain of our direct and indirect wholly owned domestic subsidiaries and are secured by a pledge of all of Ameresco’s and such subsidiary guarantors’ assets, other than the equity interests of certain subsidiaries and assets held in non-core subsidiaries (as defined in the agreement).
On April 10, 2024, we entered into amendment number five to the fifth amended and restated senior secured credit facility to extend the maturity date of the DDTLA from April 15, 2024 to August 15, 2024.

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
On June 28, 2024, we entered into amendment number six to the fifth amended and restated senior secured credit facility to modify certain of the covenants and other terms to permit us to enter into the second lien credit agreement (as defined below) and to incur indebtedness and make certain other conforming changes in connection with our entry into the second lien credit agreement. The remaining balance on the DDTLA of $15,000 was paid off with the proceeds from the second lien credit agreement.
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the lenders party thereto. At closing we paid approximately $2,000 in lender’s fees.
The restated credit amendment replaces and extends Ameresco's existing credit agreement dated March 4, 2022, and subsequently amended (the “Original Credit Agreement”). The Restated Credit Agreement refinance the credit facilities under the Original Credit Agreement and replaced it with the following facilities:
•a $225,000 revolving credit facility, maturing on December 28, 2028, and
•a $100,000 term loan A, maturing on December 28, 2028.
The revolver may be increased by up to an additional $100,000 at Ameresco's option if lenders are willing to provide such increased commitments, subject to certain conditions.
The table below sets forth amounts outstanding under the senior secured credit facility:

	Rate as of December 31, 2024	As of December 31,
		2024	2023
Revolving credit facility	7.99%	$135,000	$139,900
Term loan A	6.96%	13,000	75,000
Delayed draw term loan A	—%	—	65,000
Total senior secured credit facility outstanding		148,000	279,900
Less: unamortized debt discount and debt issuance costs		(177)	(884)
Total senior secured credit facility outstanding, net		$147,823	$279,016
As of December 31, 2024, funds of $21,099 were available for borrowing under the revolving credit facility and we had $14,554 in letters of credit outstanding. We expect to use the remaining funds available under the credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
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
The revolving credit facility does not require amortization of principal. The term loan requires quarterly principal payments of $1,250 which began in the first quarter of 2024, with the balance due at maturity. All borrowings may be paid before maturity in whole or in part at our option without penalty or premium, other than reimbursement of any breakage and deployment costs in the case of LIBOR borrowings.
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
Under the credit facility, Ameresco and our core domestic subsidiaries may not invest cash or property in, or loan to, our non-core subsidiaries in aggregate amounts exceeding 49% of our consolidated stockholders’ equity. In addition, we and our core subsidiaries must maintain a ratio of total funded debt to EBITDA and a debt service coverage ratio as noted above.
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
Second Lien Credit Facility - Term Loan
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100,000 with a maturity date of June 28, 2029. The term loan bears an interest rate of SOFR (4.692% at December 31, 2024), plus an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029. As of December 31, 2024, we incurred $5,124 in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $82,105 and $15,000 were used to pay towards our revolving credit facility and the outstanding portion of the DDTLA, respectively, under our senior secured credit facility at closing.
Energy Asset Construction Facilities
June 2020 Construction Revolver, 6.14%, due March 2025
In June 2020, we entered into a revolving construction loan agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects.
During the year ended December 31, 2024, we entered into an amendment to extend this revolver and the current maturity date is March 2025.
During the year ended December 31, 2024, we drew down $9,356 under this revolver and as of December 31, 2024, $20,385 was outstanding and $79,615 was available for borrowing.
March 2023 Construction Credit Facility, 2.00%
On March 31, 2023, we entered into a credit agreement for a construction facility with a total commitment of CAD$100,000 which has an availability period of five years. As of December 31, 2024, no funds were drawn under this facility. During the availability period the loans will bear interest at a fixed rate of 2.00% and during the operating period the rate will range from 1.00% to 3.00% as set forth in the agreement. The maturity date is the earlier of twenty years from project commencement date or one year prior to the termination date of the last remaining energy services agreements.
April 2023 Construction Credit Facility, 6.82%, due July 2024
On April 18, 2023, one of our consolidated joint venture subsidiaries (“JV”) entered into a construction loan agreement with two lenders for a principal amount of up to $140,844 under an energy asset credit facility. At the closing, the JV drew down $90,921 for construction of an energy asset.
We acquired the remaining interest in this JV in January 2024 when we closed on the acquisition of BCE. On July 31, 2024, we executed an extension on this facility updating the maturity date from July 31, 2024 to August 16, 2024. In connection with the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
August 2024 Sale-leaseback, as disclosed in Note 8, the loan was repaid in the amount of $140,844 when the energy asset project achieved provisional acceptance.
August 2023 Construction Credit Facility, 8.53%, due December 2027
On August 18, 2023, we entered into a construction and development loan agreement which provides a loan in a principal amount of up to $300,000. At the closing, we drew down $200,000 under this facility, of which approximately $187,000 was used to reimburse Ameresco for development and construction costs.
Prior to the amendment described below, the loan bore interest at a rate of 4.00% plus the greater of (i) Term SOFR for a one-month tenor and (ii) the 10-year United States treasury rate and a fee equal to 0.250% of any unused committed principal amount. The loan matured on August 31, 2026, with a one-year extension option that could be exercised if certain circumstances are met, including payment of a $3,000 extension fee.
On December 18, 2024 we amended the 2023 construction and development loan agreement to increase the principal amount from $300,000 up to $400,000, extend the maturity date to December 15, 2027, and set a minimum rate of interest at 6.00% and a Term SOFR Floor of 2.00%. Additionally, an accordion option was added that would increase the principal amount to $500,000, for which we paid a $250 accordion option fee. The accordion option can be exercised no later than eighteen months following the amendment date and only if certain circumstances are met. At closing, we incurred $3,168 in lenders fees and debt issuance costs.
During the year ended December 31, 2024, we drew down $178,117 under this facility. As of December 31, 2024, $312,612 was outstanding, net of unamortized debt discount and issuance costs of $6,212.
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
Energy Asset Operating Facilities
October 2022 Financing Facility, 6.70%, due August 2039
On May 31, 2023, we entered into the first amendment to the October 2022 loan agreement that increased the original commitment of $125,000 by an additional $90,000 to $215,000 and at closing we drew down the $90,000.
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
At closing, we incurred lender’s fees of $509, which was recorded as debt discount, and $305 in debt issuance costs which were expensed in interest and other expenses, net during the year ended December 31, 2023.
During the year ended December 31, 2024, we drew down an additional $38,280 under this facility. As of December 31, 2024, $361,666 was outstanding, net of unamortized debt discount and issuance costs of $917.
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
April 2024 Term Shelf Notes 6.20% and 8.00%, due June 30, 2042 under July 2021 Financing Facility
On April 5, 2024, an omnibus amendment and reaffirmation agreement was executed with reference to the note purchase and private shelf agreement, dated as of July 27, 2021, and two new series B notes (first lien and second lien) were authorized in the amounts of $92,512 and $12,657, with a maturity date of June 30, 2042. Gross proceeds from the initial issuance on April 5, 2024 were $83,282 and $12,292 with the remainder of $9,595 issued on August 8, 2024 upon achieving certain permitting-related and other administrative conditions. The notes bear interest at fixed rates of 6.20% and 8.00%, respectively, per annum and the interest is payable quarterly and commenced September 30, 2024. At closing, we incurred $1,359 in lenders fees and debt issuance costs. Proceeds from the initial closing in the amount of $86,462 were used to pay a portion of the August 2023 construction credit facility. In connection with these notes, we recorded two derivative instruments for make-whole provisions with initial values of $8,733 and $647, respectively, which were recorded as debt discount.
September 2015 Variable Rate Term Loan, 6.54%, due March 2028
On March 30, 2023, we entered into an amended and restated financing agreement (“Amended Agreement”) with the existing bank that extended the maturity date of the loan from March 30, 2023 to March 28, 2028. The Amended Agreement consists of a term loan of $14,084, an incremental term loan of $359 and a letter of credit of $899. The term loan bears interest at a variable rate, with interest payments due in quarterly installments. The rate at December 31, 2024 was 6.54% per annum. The remaining principal balance and unpaid interest is due March 28, 2028. As a result of this refinancing, we entered into a new interest rate swap contract with an initial notional amount of $14,084 and termination date of December 31, 2040. See Note 19 Derivative Instruments and Hedging Activities for additional information on this new swap contract.
Debt Instruments - Energy Project Asset Acquisitions
August 2023 Construction Revolver, 6.85%, due February 2024 and Seller’s Promissory Note, 5.00%, due January 2024
In connection with the acquisition of an energy asset on August 4, 2023 as discussed in Note 7, $46,694 was financed through a seller’s note and we assumed a construction loan in the amount of $36,270. The seller’s note in the amount of $29,441 was paid off in January 2024. On February 26, 2024, the construction loan in the amount of $36,270 was converted into the term loan described below.
February 2024 Variable Rate Term Loan, 6.33%, due April 2030
On February 26, 2024 we converted the $36,270 construction loan into a term loan that bears a base SOFR interest rate of 6.33% at December 31, 2024, and an applicable margin of 1.635% per annum for four years after the term conversion date and 1.76% per annum for the following two years. The interest and principal are paid quarterly commencing on March 31, 2024. We failed to achieve the final conditions required to convert the term loan on or prior to June 30, 2024. We received a waiver and met the final conditions on August 14, 2024 and the current and non-current debt was classified accordingly at December 31, 2024.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
January 2024, Seller’s Promissory Note, 5.0%, due November 2024
For phase 2 of the BCE acquisition on January 12, 2024, we entered into a seller’s note for $32.5 million accruing interest of 5.0% with a maturity date of August 4, 2024. The note was amended on August 2, 2024 to provide that it be paid in four installments through December 16, 2024 and bore interest at a rate of 5.0% per annum through August 2, 2024 and a rate of 9% per annum thereafter. The note was also amended on September 17, 2024 to provide that it be paid in three installments through November 1, 2024. During the year ended December 31, 2024, we paid off the seller’s note in the amount of $32,500.
10. INCOME TAXES
The following table sets forth components of income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Domestic	$28,256	$30,211	$98,004
Foreign	5,684	8,058	7,715
Income before income taxes	$33,940	$38,269	$105,719
The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
Current income tax provision (benefit):
Federal	$1,246	$34	$(722)
State	805	372	733
Foreign	2,414	1,255	1,202
Total current	4,465	1,661	1,213

Deferred income tax (benefit) provision:
Federal	(28,552)	(22,677)	2,528
State	4,265	(5,657)	2,300
Foreign	(178)	1,038	1,129
Total deferred	(24,465)	(27,296)	5,957
Total income tax (benefit) provision	$(20,000)	$(25,635)	$7,170
Our deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency, sale-leasebacks and other accruals, and net operating loss carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2024	2023
Deferred income tax assets:
Compensation accruals	$5,622	$4,137
Reserves	8,009	5,906
Sale-leasebacks and other accruals	39,231	49,300
Net operating losses	9,882	28,565
Interest limitation	16,706	8,273
Energy efficiency	138,647	82,827
Deferred revenue	2,402	2,114
Gross deferred income tax assets	220,499	181,122
Valuation allowance	(4,015)	(3,704)
Total deferred income tax assets	$216,484	$177,418
Deferred income tax liabilities:
Depreciation	$(148,217)	$(145,880)
Deferred effect of derivative liability	(5,606)	(2,166)
Outside basis difference	(6,759)	(6,599)
Interest rate swaps	(1,602)	(841)
Total deferred income tax liabilities	(162,184)	(155,486)
Deferred income tax assets (liabilities), net	$54,300	$21,932
Our valuation allowance related to the following items:

	December 31,
	2024	2023
Foreign net operating loss (1)	$4,013	$3,702
State net operating loss at one of our subsidiaries (2)	2	2
Total valuation allowance	$4,015	$3,704

(1) It is more likely than not that we will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss.
(2) It is more likely than not that we will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
As of December 31, 2024, we had the following tax loss and credit carryforwards to offset taxable income in prior and future years:

	Amount	Expiration Period
Federal net operating loss carryforwards	$—	Indefinite
State net operating loss carryforwards	72,865	Various
Canadian net operating loss carryforwards	20,922	2028 through 2043
Ireland net operating loss carryforwards	2,110	Indefinite
Italy net operating loss carryforwards	2,970	Indefinite
Spain net operating loss carryforwards	2,463	Indefinite
Other foreign country net operating loss carryforwards	127	2030
Total tax loss carryforwards	$101,457

Federal Energy Investment and Production tax credit carryforward	$114,839	2030 through 2043

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The principle reason for the difference between the statutory rate and the estimated annual effective rate for 2024 were the effects of tax deductions related to the Section 179D Commercial Buildings Energy-Efficiency deduction and ITCs we are entitled from solar plants and renewable natural gas projects which have been placed into service during 2024. The Section 179D deduction available for 2024 was substantially lower compared to prior years due to timing of project completions. We also incurred additional tax expense from the deferred effect of an increase in our future effective state tax rates resulting from apportionment changes.

The principle reason for the difference between the statutory rate and the estimated annual effective rate for 2023 were the effects of tax deductions related to the Section 179D Commercial Buildings Energy-Efficiency deduction, ITCs we are entitled from solar plants which have been placed into service during 2023 and, the deferred benefit for a reduction in future state taxes. The Section 179D deduction available for 2023 was substantially higher compared to prior years because of enhancements to Section 179D in the IRA. In addition, we were able to identify and document a large Section 179D eligible from a prior year that had not previously been available. We also benefited from the deferred effect of a reduction in our future state tax rates resulting from apportionment changes in a major state.
The ITCs and production tax credits we may be entitled to fluctuate from year to year based on the cost of the renewable energy plants we place in service and production levels at facilities we own in that year.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	Year Ended December 31,
	2024	2023	2022
Income before (benefit) provision for income taxes	$33,940	$38,269	$105,719
Federal statutory tax expense	$7,128	$8,036	$22,201
State income taxes, net of federal benefit	2,345	(774)	3,844
Net state impact of deferred rate change	2,919	(3,213)	(575)
Nondeductible expenses	1,182	667	2,198
Impact of reserve for uncertain tax positions	(265)	(200)	59
Stock-based compensation expense	1,240	4	353
Energy efficiency preferences	(38,929)	(30,359)	(21,410)
Foreign items and rate differential	2,629	458	37
State tax adjustment	—	(66)	—
Redeemable non-controlling interests	729	(227)	(411)
Valuation allowance	311	81	(159)
Miscellaneous	711	(42)	1,033
Total income tax (benefit) provision	$(20,000)	$(25,635)	$7,170
Effective tax rate:
Federal statutory rate expense	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.9%	(2.0)%	3.6%
Net state impact of deferred rate change	8.6%	(8.4)%	(0.5)%
Nondeductible expenses	3.5%	1.7%	2.1%
Impact of reserve for uncertain tax positions	(0.8)%	(0.5)%	0.1%
Stock-based compensation expense	3.7%	—%	0.3%
Energy efficiency preferences	(114.7)%	(79.3)%	(20.3)%
Foreign items and rate differential	7.7%	1.2%	—%
State tax adjustment	—%	(0.2)%	—%
Redeemable non-controlling interests	2.1%	(0.6)%	(0.4)%
Valuation allowance	0.9%	0.2%	(0.2)%
Miscellaneous	2.2%	(0.1)%	1.1%
Effective tax rate	(58.9)%	(67.0)%	6.8%

The following table provides a reconciliation of gross unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$800	$900
Additions for current year tax positions	104	100
Reductions of prior year tax positions	—	(200)
Balance, end of year	$904	$800
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $904 as of December 31, 2024 and $310 as of December 31, 2023 (both net of the federal benefit on state amounts).

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any withholding tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2024 and 2023, we estimated that there were no earnings for which repatriation tax has not been provided.
The tax years 2021 through 2024 remain open to examination by major taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions as components of our income tax provision (benefit) in our consolidated statements of income. We increased income tax expense for these items by $29 in 2024, $22 in 2023, and $22 in 2022.
11. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Investment Funds
Over a period of five years (2015 through 2019), we formed five investment funds (tax equity partnerships) with third party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2024, we had one such investment funds each with a different third-party investor.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents a summary of amounts related to our VIEs reflected in Note 1 on our consolidated balance sheets:

	As of December 31,
	2024			2023
	Investment Fund	Other VIEs	Total VIEs	Investment Fund	Other VIEs	Total VIEs
Cash and cash equivalents	$89	$8,691	$8,780	$5,099	$16,780	$21,879
Accounts receivable, net	—	14,607	14,607	—	1,977	1,977
Unbilled revenue	230	4,040	4,270	662	13,409	14,071
Prepaid expenses and other current assets	30	1,293	1,323	33	3,749	3,782
Income taxes receivable	—	672	672	—	—	—
Project development costs, net	—	5,795	5,795	—	—	—
Total VIE current assets	349	35,098	35,447	5,794	35,915	41,709
Property and equipment, net	—	—	—	—	267	267
Energy assets, net	23,538	98,876	122,414	79,104	173,808	252,912
Intangible assets, net	—	20	20	—	—	—
Right-of-use assets, net	471	—	471	4,748	12,908	17,656
Restricted cash, non-current portion	—	—	—	73	—	73
Other assets	—	196	196	10	74	84
Total VIE assets	$24,358	$134,190	$158,548	$89,729	$222,972	$312,701
Current portions of long-term debt and financing lease liabilities	$—	$—	$—	$2,190	$132,427	$134,617
Accounts payable	27	5,140	5,167	1,440	6,490	7,930
Accrued expenses and other current liabilities	25	577	602	241	22,780	23,021
Current portions of right-of-use liabilities	13	—	13	133	6,953	7,086
Deferred revenue	—	10,063	10,063	—	—	—
Income taxes payable	—	526	526	—	—	—
Total VIE current liabilities	65	16,306	16,371	4,004	168,650	172,654
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	—	—	—	17,167	—	17,167
Long-term right-of-use liabilities, net of current portion	500	—	500	5,063	3,823	8,886
Other liabilities	—	—	—	356	—	356
Total VIE liabilities	$565	$16,306	$16,871	$26,590	$172,473	$199,063
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in an energy asset, thus forming a joint venture, and we received $28,864 in cash. We also received additional contributions totaling $6,543 as of December 31, 2024.
During the twelve months ended December 31, 2024, we acquired the remaining interest in one joint venture when we closed on the phase 2 acquisition of BCE as discussed in Note 7.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Equity and Cost Method Investments
Unconsolidated VIEs/joint ventures are accounted for under the equity or cost method. As of the years ended December 31, 2024 and December 31, 2023, we had seven unconsolidated joint ventures.
During the year ended December 31, 2024, one of our equity method investments was sold to another company. We received distributions and net proceeds totaling $13,091 and recognized a gain on the sale in the amount of $224, which is included in earnings from unconsolidated entities in the consolidated statements of income.
Our investment balances for these equity and cost method investments are included in other assets on the consolidated balance sheets and our pro rata share of net income or loss is included in operating income in the consolidated statements of income.
The following table sets forth the carrying value of our equity and cost method investments in joint ventures:

	As of December 31,
	2024	2023
Equity and cost method investments	$16,987	$18,709
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
In December 2024 we finalized our purchase of the investor’s membership interests of two investment funds for $3,186 in cash and reclassified the remaining redeemable non-controlling interest balance of $37,269 to paid-in capital to reflect the additional contribution from us to our wholly-owned subsidiaries.
Therefore, we have one investment fund remaining and the following table sets forth information about the call and put options for our investment fund outstanding as of December 31, 2024:

		Call Option			Put Option
Investment Fund Number	Formation Date	Start Date	End Date	Purchase Price	Start Date	End Date	Purchase Price
1	December 2019	March 2026	September 2026	(1)	September 2026	September 2027	(2)

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

(2) Purchase price is the lessor of fair market value at the time the option is exercised and the sum of (i) 5% of the investors’ contributed capital balance at the time the option is exercisable, and (ii) the fair market value of any unpaid tax law change losses incurred by the investor in connection with the exercise of the put option.

The call options are exercisable beginning on the date that specified conditions are met for the fund.
Because the put options represent redemption features that are not solely within our control, the non-controlling interest in this fund is presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value (which is impacted by attribution under the HLBV method) or their estimated redemption value at each reporting period. At both December 31, 2024 and 2023, redeemable non-controlling interests were reported in the accompanying consolidated balance sheets at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.

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
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to common shareholders	$56,757	$62,470	$94,926
Adjustment for accretion of tax equity financing fees	(107)	(108)	(116)
Income attributable to common shareholders	$56,650	$62,362	$94,810
Denominator:
Basic weighted-average shares outstanding	52,380	52,140	51,841
Effect of dilutive securities:
Stock options	760	1,087	1,437
Diluted weighted-average shares outstanding	53,140	53,228	53,278
Net income per share attributable to common shareholders:
Basic	$1.08	$1.20	$1.83
Diluted	$1.07	$1.17	$1.78

Potentially dilutive shares (1)	2,154	1,707	1,108

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
14. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS
Our 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by our Board of Directors in February 2020 and approved by our stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, and other stock-based awards. As of December 31, 2024, there were 1,380 shares available for grant under the 2020 Plan.
Stock Options
We did not grant awards to individuals who were not either an employee or director of ours during the years ended December 31, 2024, 2023, and 2022.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the collective activity under the plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,255	$46.932
Granted	792	23.280
Exercised	(97)	9.666
Forfeited	(227)	63.059
Expired	(86)	46.675
Outstanding at December 31, 2024	4,637	$42.895	6.4 years	$15,174
Options exercisable at December 31, 2024	2,098	$29.495	4.8 years	$13,932
Expected to vest as of December 31, 2024	2,538	$53.970	7.8 years	$1,242

The following table sets forth additional disclosures about our plan:

	Year Ended December 31,
	2024	2023	2022
Aggregate intrinsic value of options exercised	$1,602	$8,511	$9,775
Cash received from stock option exercises	$942	$2,438	$3,954
Weighted-average fair value of stock options granted	$14.16	$23.99	$37.87
Stock-based compensation expense (1)	$14,130	$10,318	$15,046
Income tax benefit from stock-based compensation expense	$105	$1,102	$659

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
The following table sets forth the significant assumptions used in the model:

Year Ended December 31,
	2024	2023	2022
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.78% -4.45%	3.35%-4.44%	1.69%-3.82%
Expected volatility	58%-62%	54%-56%	51%-53%
Expected life	6.5 years	6.5 years	6.5 years
We will continue to use judgment in evaluating the expected term and volatility related to stock-based compensation on a prospective basis and incorporate these factors into the Black-Scholes pricing model. We record forfeitures as they occur. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.
As of December 31, 2024, there was approximately $28,019 of unrecognized compensation expense related to non-vested stock option awards and RSUs that is expected to be recognized over a weighted-average period of 1.9 years.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Restricted Stock Units
During the year ended December 31, 2024, we granted awards of RSUs to our employees and non-employee directors under our 2020 Plan. These RSUs represent a promise to deliver shares to participants at a future date after certain vesting conditions are met. RSUs do not have the voting rights of common stock and the shares underlying RSUs are not considered issued and outstanding upon grant. The fair value of RSUs is based on the closing stock price of our common stock on the grant-date and expensed over the requisite service period of the award.
The following table summarizes the activity under the plan:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	52	$45.90
Granted	122	24.38
Vested	(63)	37.60
Forfeited	(6)	27.98
Outstanding at December 31, 2024	105	$27.02
Total stock-based compensation expense for the year ended December 31, 2024 related to RSUs was $2,685.
As of December 31, 2024, 63 of the RSUs were vested and there was $1,721 of unrecognized compensation expense related to RSUs that is expected to be recognized over a period of approximately one year.
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
During the years ended December 31, 2024 and 2023, we issued 64 and 60 shares, respectively, under the ESPP. As of December 31, 2024 and 2023, the amount that had been withheld from employees for future purchases under the ESPP was $99 and $182, respectively.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table sets forth our matching contributions under the plans:

	Year Ended December 31,
	2024	2023	2022
401(k) plan	$8,090	$7,561	$6,974
Group Personal Pension Plan	574	652	290
Registered Retirement Savings Plan	454	429	406
Total matching contributions	$9,118	$8,642	$7,670
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
In October 2021, we entered into a contract with Southern California Edison (“SCE”) to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. On August 30 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting an offset of liquidated damages for these two projects. The agreement confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters and our view continues to be that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
In December 2021, we completed an acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition and remained consistent as of December 31, 2023. During the year ended December 31, 2023, a payment of $3,040 was made for the month of December 2022 EBITDA target. The fair value of the remaining contingent consideration was $1,614 at December 31, 2024. An increase of $149 in the fair value of contingent consideration was included in selling, general and administrative expenses in our consolidated statements of income during the year ended December 31, 2024. The current portion of the contingent consideration is included in accrued expenses and other current liabilities and the non-current portion is included in other liabilities on the consolidated balance sheets.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of December 31, 2024, none of the earn-out amounts are considered probable and estimable and no payments have been made to date.
See Notes 4 and 18 for additional information.
16. GEOGRAPHIC INFORMATION
The following table presents our long-lived assets related to our operations by geographic area:

	As of December 31,
	2024	2023
Long-lived Tangible Assets
United States	$1,888,440	$1,670,322
Canada	20,509	23,549
Europe	17,402	12,948
Total long-lived assets	$1,926,351	$1,706,819
We attribute revenues to customers based on the location of the customer. The following table presents revenues by geographic region:

	Year Ended December 31,
	2024	2023	2022
Revenues
United States	$1,446,879	$1,161,775	$1,712,326
Canada	72,371	63,367	53,461
Europe	250,678	149,491	58,635
Total revenues	$1,769,928	$1,374,633	$1,824,422
17. INTEREST AND OTHER EXPENSES, NET
The following table presents the components of interest and other expenses, net:

	Year Ended December 31,
	2024	2023	2022
Gain on derivatives	$(1,027)	$(1,108)	$(906)
Interest expense, net of interest income	65,031	36,169	26,423
Amortization of debt discount and debt issuance costs	5,151	4,201	4,211
Foreign currency transaction loss (gain)	3,840	(581)	144
Government incentives	339	(576)	(2,599)
Bank discount fees	1,471	5,844	—
Interest and other expenses, net	$74,805	$43,949	$27,273

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Estimated amortization expense for existing debt discount and debt issuance costs for the next five succeeding fiscal years is as follows:

Estimated Amortization
2025	$6,128
2026	$5,898
2027	$6,334
2028	$3,805
2029	$3,105
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2024	2023
Assets
Interest rate swap instruments	2	$5,096	$3,970
Liabilities
Interest rate swap instruments	2	$—	$629
Make-whole provisions	2	15,574	6,012
Contingent consideration	3	1,614	1,465
Total liabilities		$17,188	$8,106
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
We derived the fair value of the contingent consideration of $2,160 from the acquisition of Plug Smart in December 2021 using a Monte Carlo simulated model. The key assumptions used in the model include two scenarios of EBITDA projections, a base case and a higher case, a risk-adjusted discount rate of 16.9%, and estimated EBITDA volatility of 70.0%.
The balances and subsequent key assumptions used in the model were as follows:

	At December 31,
	2024	2023
Balance of remaining contingent consideration	$1,614	$1,465
Risk-adjusted discount rate	16.9%	16.9%
Estimated EBITDA volatility	70.0%	70.0%
The balance of contingent consideration from the acquisition of certain assets of Chelsea Group Limited was decreased to $0 at December 31, 2023 from $358 at December 31, 2022 as the cumulative revenue earn-out targets were not achieved and the term expired.
The following table sets forth a summary of changes in the fair value of contingent consideration liabilities classified as level 3:

	Year Ended December 31,
	2024	2023
Contingent consideration liabilities balance at the beginning of year	$1,465	$4,158
Changes in fair value included in earnings	149	347
Payment of contingent consideration	—	(3,040)
Contingent consideration liabilities balance at the end of year	$1,614	$1,465
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. Long-term debt is the only category of financial instruments where the difference between fair value and recorded book value is notable. At December 31, 2024 and 2023, the fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2024 and 2023.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (level 2)	$1,618,208	$1,620,359	$1,466,458	$1,478,394
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill, and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. Other than intangible assets acquired from the Enerqos acquisition, as noted in Note 4, there were no other assets recorded at fair value on a non-recurring basis as of December 31, 2024 or 2023.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the twelve months ended December 31, 2023, we adopted ASU 2020-04, Reference Rate Reform, for six interest rate swap contracts with the transition from LIBOR to SOFR as the reference rate. In March 2023, we dedesignated one interest rate swap contract for a previous loan facility and entered into a new interest rate swap contract to hedge $14,084 of the extended loan facility. The new interest rate swap was designated as a cash flow hedge. In June 2023, we prepaid one loan facility and terminated the related swap prior to its maturity date. In August 2023, we acquired one interest rate swap through an energy asset project acquisition. This interest rate swap was not designated as an effective hedge and we recorded the change in the valuation in interest and other expenses, net in our consolidated statements of income. See Note 7 for additional information about this energy asset project acquisition.
The following table presents information about the fair value amounts of our derivative instruments:

		Derivatives as of December 31,
		2024	2023
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$1,556	$1,023
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$3,540	$2,947
Interest rate swap contracts	Other liabilities	$—	$629
Make-whole provisions	Other liabilities	$15,574	$6,012
As of December 31, 2024 and 2023, all but three of our freestanding derivatives were designated as hedging instruments.
The following tables present information about the effects of our derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2024	2023	2022
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Interest and other expenses, net	$(994)	$(770)	$1,037
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Interest and other expenses, net	$(1,220)	$1,354	$(2,738)
Commodity swap contracts	Interest and other expenses, net	$—	$—	$2,338
Make-whole provisions	Interest and other expenses, net	$193	$(2,462)	$(506)
The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

	Years ended December 31,
	2024	2023
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the year	$746	$1,284
Unrealized gain recognized in AOCI	1,388	232
Gain reclassified from AOCI to interest and other expenses, net	(994)	(770)
Gain (loss) on derivatives	394	$(538)
AOCI at the end of the year	$1,140	$746

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following tables present all of our active derivative instruments as of December 31, 2024:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	June 2028	$14,643	Designated
8-Year, 3.49% Fixed	June 2028	$10,734	Designated
13-Year, 0.72% Fixed	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	March 2033	$6,968	Not Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$348
Make-whole provisions	Liability	August 2016	April 2031	$35
Make-whole provisions	Liability	April 2017	February 2034	$28
Make-whole provisions	Liability	November 2020	December 2027	$18
Make-whole provisions	Liability	October 2011	May 2028	$4
Make-whole provisions	Liability	May 2021	April 2045	$78
Make-whole provisions	Liability	July 2021	March 2046	$2,158
Make-whole provisions	Liability	June 2022	March 2042	$885
Make-whole provisions	Liability	March 2023	December 2047	$1,968
Make-whole provisions	Liability	April 2024	June 2042	$9,442
Make-whole provisions	Liability	April 2024	June 2042	$609

20. BUSINESS SEGMENT INFORMATION
Our reportable segments for the year ended December 31, 2024 were North America Regions, U.S. Federal, Europe, and Renewable Fuels (formerly Alternative Fuels). On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
Our North America Regions, U.S. Federal, and Europe segments offer energy efficiency products and services which include the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services which include the construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
Our Renewable Fuels segment sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and O&M services for customer owned small-scale plants. Our North America Regions segment also includes certain small-scale solar grid-tie plants developed for customers. The “All Other” category offers consulting services and the sale of solar PV energy products and systems which we refer to as integrated-PV. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. Certain reportable segments are an aggregation of operating segments.
Our Chief Executive Officer and President is our chief operating decision maker (“CODM”). The CODM is responsible for making operating decisions, allocating resources, and assessing performance of the business segments. The CODM uses the segments’ income before income taxes as the profitability measure in making these decisions.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
For the years ended December 31, 2024, 2023, and 2022, 67.3%, 71.8%, and 46.0%, respectively, of our revenues have been derived from federal, state, provincial, or local government entities, including public housing authorities, public universities and municipal utilities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 21.0%, 29.3%, and 21.5% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Revenues from the U.S. federal government are included in our U.S. Federal segment.
The reports of our CODM do not include assets at the operating segment level.
The table below presents our business segment information and reconciliation to our consolidated financial statements for the years ending December 31:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2024
Revenues	$878,828	$372,536	$173,342	$250,574	$94,648		$1,769,928
Cost of revenues	773,205	313,413	136,720	227,163	63,336		1,513,837
Gross profit	105,623	59,123	36,622	23,411	31,312		256,091
Add:
Earnings from unconsolidated entities	51	687	—	54	—	—	792
Gain on sale of business, net	—	—	—	—	38,007	—	38,007
Less:
Selling, general and administrative expenses	50,985	13,064	2,909	16,951	22,203	67,649	173,761
Asset impairments	527	—	9,233	—	—	2,624	12,384
Loss (gain) on derivatives	193	(1,083)	(137)	—	—	—	(1,027)
Interest expense, net of interest income	9,894	4,982	25,552	4,271	(1)	20,333	65,031
Other expenses	3,172	883	460	1,467	34	4,785	10,801
Income before income taxes	40,903	41,964	(1,395)	776	47,083	(95,391)	33,940
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	36,400	14,206	31,968	2,090	2,684	1,863	89,211
Amortization of debt discount & debt issuance costs (1)	2,056	883	460	—	—	1,752	5,151

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2023
Revenues	616,434	402,884	117,075	149,354	88,886		1,374,633
Cost of revenues	515,986	340,989	87,819	123,215	60,195		1,128,204
Gross profit	100,448	61,895	29,256	26,139	28,691		246,429
Add:
Earnings from unconsolidated entities	—	1,758	—	—	—	—	1,758
Less:
Selling, general and administrative expenses	51,161	12,090	4,383	14,110	21,969	58,425	162,138
Asset impairments	2,222	—	1,609	—	—	—	3,831
(Gain) loss on derivatives	(2,461)	857	496	—	—	—	(1,108)
Interest expense, net of interest income	7,003	1,429	16,019	2,477	(6)	9,247	36,169
Other expenses	1,654	11	533	5,915	75	700	8,888
Income before income taxes	40,869	49,266	6,216	3,637	6,653	(68,372)	38,269
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	$28,682	$5,343	$26,160	$2,082	$1,861	$1,783	$65,911
Amortization of debt discount & debt issuance costs (1)	2,444	50	533	—	—	1,174	4,201

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2022
Revenues	1,173,281	391,891	114,459	58,410	86,381		1,824,422
Cost of revenues	1,020,266	329,527	78,359	46,808	58,629		1,533,589
Gross profit	153,015	62,364	36,100	11,602	27,752		290,833
Add:
Earnings from unconsolidated entities	—	1,647	—	—	—	—	1,647
Less:
Selling, general and administrative expenses	57,401	11,757	2,962	6,626	18,640	62,102	159,488
Asset impairments	—	—	—	—	—	—	—
(Gain) loss on derivatives	(506)	—	294	—	—	—	(212)
Interest expense, net of interest income	7,865	1,231	8,657	24	(3)	7,955	25,729
Other (income) expenses	(580)	157	1,198	(150)	7	1,124	1,756
Income before income taxes	88,835	50,866	22,989	5,102	9,108	(71,181)	105,719
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	23,152	4,905	23,354	275	746	1,846	54,278
Amortization of debt discount & debt issuance costs (1)	1,712	157	1,198	—	—	1,144	4,211

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
21. ASSETS HELD FOR SALE
During the year ended December 31, 2024, we entered into fifteen membership interest purchase agreements in which we sold energy assets designated as held for sale during 2024. We will continue to build the energy assets and recognize project revenues under their respective engineering, procurement, and construction (“EPC”) contracts. These assets had a carrying value of $69,806 at the time of the sale and during the year ended December 31, 2024, we recognized revenue of $87,465 and gross profit of $15,545 in the consolidated statements of income under the EPC contracts.
During the year ended December 31, 2024, we identified five assets that previously met the criteria to be classified as held for sale, but we no longer have the intent to sell the assets. As of December 31, 2023, the carrying value of these assets was $33,851 with liabilities associated with assets classified as held for sale of $5,546. As a result of the change in circumstances, the balances for these assets were reclassified to held and used and the reclassification did not have a material impact to current period results.
As of December 31, 2024, we determined that there were three energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. The carrying value of these assets was $8,372, with liabilities directly associated with assets classified as held for sale of $771 as of December 31, 2024.
During the year ended December 31, 2023, we determined that there were five energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale had been met. The carrying value of these assets was $38,404, with liabilities directly associated with assets classified as held for sale of $8,351 as of December 31, 2023.
Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.
The table below reflects the assets and liabilities associated with assets held for sale by segment:

	December 31, 2024			December 31, 2023
	North America Regions	U.S. Federal	Total	North America Regions	U.S. Federal	Total
Other assets	$7,778	$401	$8,179	$18,895	$18,253	$37,148
Right-of-use assets, net	193	—	193	1,256	—	1,256
Assets classified as held for sale	$7,971	$401	$8,372	$20,151	$18,253	$38,404
Accounts payable	482	—	482	5,418	601	6,019
Current portions of operating lease liabilities	11	—	11	14	—	14
Deferred revenue	60	—	60	—	1,088	1,088
Long-term operating lease liabilities, net of current portion	218	—	218	1,230	—	1,230
Liabilities directly associated with assets classified as held for sale	$771	$—	$771	$6,662	$1,689	$8,351

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted by our directors and officers during the quarter ended December 31, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jennifer Miller, Director	Adoption (December 6, 2024)	Sale	Until May 25, 2026 or such earlier date upon which all transactions are completed or expire without execution	10,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2025 annual meeting of stockholders. The definitive proxy statement for our 2025 annual meeting of stockholder will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2025 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2025 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2025 annual meeting of stockholders.

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

10.1
Sixth Amended and Restated Credit Agreement dated as of January 23, 2025 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 23, 2025 and incorporated herein by reference.

10.2.1
Second Lien Credit Agreement date as of June 28, 2024 among Ameresco, Inc, certain of its subsidiaries, the lenders (as defined therein) and Nuveen EIC Administration LLC as administrative agent. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on June 28, 2024 and incorporated herein by reference.

10.2.2
Amendment No. 1 dated as of January 23, 2025 to Second Lien Credit Agreement among Ameresco, inc, certain of ts subsidiaries, the lenders (as defined therein) and Nuveen EIC Administration LLC as administrative agent. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on January 23, 2025 and incorporated herein by reference.

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
10.4.4+
Form of Non-Employee Director Restricted Stock Unit Agreement. Filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

Exhibit Number	Description
10.4.5+
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

10.6+
Ameresco, Inc. 2017 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 and filed with the Commission on August 6, 2024 and incorporated herein by reference.

10.7+
Ameresco, Inc. Executive Management Team Additional Annual Incentive Performance Program. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 and filed with the Commission on August 8, 2019 and incorporated herein by reference.

10.8#
Turnkey Engineering, Procurement, Construction and Maintenance Agreement dated as of October 21, 2021, by and between Ameresco, Inc. and Southern California Edison Company. Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

10.9+
Non-Employee Director Compensation Policy. Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of RSM US LLP.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Ameresco, Inc. Dodd-Frank Compensation Recovery Policy. Filed as Exhibit 97.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 filed with the Commission on March 11, 2024 and incorporated herein by reference.

101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

AMERESCO, INC.
Date: February 28, 2025	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2025
George P. Sakellaris
/s/ Mark Chiplock	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 28, 2025
Mark Chiplock
/s/ David J. Corrsin	Director	February 28, 2025
David J. Corrsin
/s/ Claire Hughes Johnson	Director	February 28, 2025
Claire Hughes Johnson
/s/ Nickolas Stavropoulos	Director	February 28, 2025
Nickolas Stavropoulos
/s/ Jennifer L. Miller	Director	February 28, 2025
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	February 28, 2025
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	February 28, 2025
Frank V. Wisneski
/s/ Charles R. Patton	Director	February 28, 2025
Charles R. Patton