Form 10-Q
period 2025-03-31
Ameresco, Inc.
filed 2025-05-06
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 1, 2025
Class A Common Stock, $0.0001 par value per share	34,603,581
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Loss for the three months ended March 31, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5. Other Information	37
Item 6. Exhibits	39
Signatures	40

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$71,593	$108,516
Restricted cash (1)	74,634	69,706
Accounts receivable, net of allowance of $848 and $845, respectively (1)	226,656	256,961
Accounts receivable retainage, net	45,276	39,843
Unbilled revenue (1)	559,049	644,105
Inventory, net	12,348	11,556
Prepaid expenses and other current assets (1)	242,293	145,906
Income taxes receivable	2,092	1,685
Project development costs, net	23,127	22,856
Total current assets (1)	1,257,068	1,301,134
Federal ESPC receivable	615,343	609,128
Property and equipment, net (1)	11,035	11,040
Energy assets, net (1)	1,955,280	1,915,311
Deferred income tax assets, net	67,228	56,523
Goodwill, net	68,337	66,305
Intangible assets, net	9,169	8,814
Right-of-use assets, net (1)	78,380	80,149
Restricted cash, non-current portion (1)	20,546	20,156
Other assets (1)	87,555	89,948
Total assets (1)	$4,169,941	$4,158,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$149,298	$149,363
Accounts payable (1)	435,634	529,338
Accrued expenses and other current liabilities (1)	112,447	107,293
Current portions of operating lease liabilities (1)	9,592	10,536
Deferred revenue	91,219	91,734
Income taxes payable	115	744
Total current liabilities (1)	798,305	889,008
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,567,473	1,483,900
Federal ESPC liabilities	567,602	555,396
Deferred income tax liabilities, net	2,120	2,223
Deferred grant income	5,664	6,436
Long-term operating lease liabilities, net of current portion (1)	57,752	59,479
Other liabilities (1)	122,981	114,454
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	1,966	2,463
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2025 and December 31, 2024 of $171,034 and $158,548, respectively. Includes liabilities of consolidated VIEs at March 31, 2025 and December 31, 2024 of $47,771 and $16,871, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	March 31, 2025	December 31, 2024
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,705,416 shares issued and 34,603,581 shares outstanding at March 31, 2025, 36,603,048 shares issued and 34,501,213 shares outstanding at December 31, 2024	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	381,595	378,321
Retained earnings	647,051	652,561
Accumulated other comprehensive loss, net	(4,935)	(5,874)
Treasury stock, at cost, 2,101,835 shares at March 31, 2025 and December 31, 2024	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,011,928	1,013,225
Non-controlling interests	34,150	31,924
Total stockholders’ equity	1,046,078	1,045,149
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$4,169,941	$4,158,508

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$352,829	$298,406
Cost of revenues	300,910	251,413
Gross profit	51,919	46,993
Earnings from unconsolidated entities	261	555
Selling, general and administrative expenses	38,488	39,555
Operating income	13,692	7,993
Other expenses, net	18,110	14,171
Loss before income taxes	(4,418)	(6,178)
Income tax expense	1,188	—
Net loss	(5,606)	(6,178)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	123	3,241
Net loss attributable to common shareholders	$(5,483)	$(2,937)

Net loss per share attributable to common shareholders:
Basic	$(0.10)	$(0.06)
Diluted	$(0.10)	$(0.06)
Weighted average common shares outstanding:
Basic	52,544	52,289
Diluted	52,544	52,289

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,606)	$(6,178)
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax	(502)	539
Foreign currency translation adjustments	1,407	(1,162)
Total other comprehensive income (loss)	905	(623)
Comprehensive loss	(4,701)	(6,801)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests:
Net loss	123	3,241
Foreign currency translation adjustments	34	76
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	157	3,317
Comprehensive loss attributable to common shareholders	$(4,544)	$(3,484)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests (“NCI”)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	$(3,045)	2,101,795	$(11,788)	$23,911	$925,886
Exercise of stock options	—	31,889	—	—	—	183	—	—	—	—	—	183
Stock-based compensation expense	—	—	—	—	—	3,026	—	—	—	—	—	3,026
Restricted stock units released	—	11,077	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	539	—	—	—	539
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,086)	—	—	(76)	(1,162)
Distributions to RNCI	(129)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	25,824	28,864
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(63)	(63)
Purchase of shares from NCI	—	—	—	—	—	226	—	—	—	—	(23,986)	(23,760)
Net loss	(2,855)	—	—	—	—	—	(2,937)	—	—	—	(386)	(3,323)
Balance, March 31, 2024	$43,908	34,320,161	$3	18,000,000	$2	$327,367	$592,947	$(3,592)	2,101,795	$(11,788)	$25,224	$930,163

Balance, December 31, 2024	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$652,561	$(5,874)	2,101,835	$(11,788)	$31,924	$1,045,149
Exercise of stock options	—	70,178	—	—	—	430	—	—	—	—	—	430
Stock-based compensation expense	—	—	—	—	—	2,844	—	—	—	—	—	2,844
Restricted stock units released	—	32,190	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(502)	—	—	—	(502)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,441	—	—	(34)	1,407
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	2,863	2,863
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Net (loss) income	(524)	—	—	—	—	—	(5,483)	—	—	—	401	(5,082)
Balance, March 31, 2025	$1,966	34,603,581	$3	18,000,000	$2	$381,595	$647,051	$(4,935)	2,101,835	$(11,788)	$34,150	$1,046,078
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,606)	$(6,178)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	22,842	17,124
Depreciation of property and equipment	573	1,175
Increase in contingent consideration	71	—
Accretion of ARO liabilities	108	66
Amortization of debt discount and debt issuance costs	1,451	982
Amortization of intangible assets	525	539
Provision for credit losses	9	1
Gain on disposal of assets	(1,370)	—
Non-cash project revenue related to in-kind leases	(2,274)	(775)
Earnings from unconsolidated entities	(261)	(555)
Net loss (gain) from derivatives	1,335	(2,359)
Stock-based compensation expense	2,844	3,026
Deferred income taxes, net	1,188	687
Unrealized foreign exchange (gain) loss	(1,209)	806
Changes in operating assets and liabilities:
Accounts receivable	35,657	5,899
Accounts receivable retainage	(2,866)	1,580
Federal ESPC receivable	(17,933)	(26,395)
Inventory, net	(792)	561
Unbilled revenue	41,922	(7,842)
Prepaid expenses and other current assets	(17,700)	104
Income taxes receivable, net	(1,043)	180
Project development costs	858	(1,728)
Other assets	(1,629)	(1,413)
Accounts payable, accrued expenses and other current liabilities	(87,992)	23,849
Deferred revenue	574	9,160
Other liabilities	2,414	2,323
Cash flows from operating activities	(28,304)	20,817
Cash flows from investing activities:
Purchases of property and equipment	(422)	(962)
Capital investments in energy assets	(107,866)	(105,633)
Capital investments in major maintenance of energy assets	(5,952)	(5,355)
Net proceeds from equity method investments	—	12,956
Contributions to equity method investments	(158)	(4,776)
Acquisitions, net of cash received	(3,972)	—
Cash flows from investing activities	(118,370)	(103,770)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Payments on long-term corporate debt financings	$(14,250)	$(32,500)
Proceeds from long-term corporate debt financings	100,000	—
(Payments on) proceeds from senior secured revolving credit facility, net	(57,000)	20,100
Proceeds from long-term energy asset debt financings	112,588	89,321
Payments on long-term energy asset debt and financing leases	(59,186)	(22,696)
Payment on seller's promissory note	—	(29,441)
Payments of debt discount and debt issuance costs	(3,224)	(590)
Proceeds from Federal ESPC projects	29,731	19,581
Net proceeds from energy asset receivable financing arrangements	3,599	4,748
Proceeds from exercises of options and ESPP	430	183
Contributions from non-controlling interests	2,863	28,864
Distributions to non-controlling interest	(1,004)	(63)
Distributions to redeemable non-controlling interests, net	—	(133)
Cash flows from financing activities	114,547	77,374
Effect of exchange rate changes on cash	522	(126)
Net decrease in cash, cash equivalents, and restricted cash	(31,605)	(5,705)
Cash, cash equivalents, and restricted cash, beginning of period	198,378	153,676
Cash, cash equivalents, and restricted cash, end of period	$166,773	$147,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,191	$26,911
Cash paid for income taxes	$1,166	$59
Non-cash Federal ESPC settlement	$17,538	$49,926
Accrued purchases of energy assets	$67,643	$88,447
Non-cash recognition of investment tax credits on energy assets	$71,783	$—
Non-cash financing for energy asset project acquisition	$—	$32,500

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
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results which may be expected for the full year. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our annual report on Form 10-K (“2024 Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2025.
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
Significant Risks and Uncertainties
Global factors have continued to result in global supply chain disruptions.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2024 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended March 31,
	2025	2024
Allowance for credit losses, beginning of period	$845	$903
Charges to costs and expenses, net	9	1
Account write-offs and other	(6)	(6)
Allowance for credit losses, end of period	$848	$898
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	March 31, 2025	December 31, 2024
Other receivables	$98,717	$16,336
Deferred project costs	130,071	117,573
Prepaid expenses	13,505	11,997
Prepaid expenses and other current assets	$242,293	$145,906
Other receivables include $71,783, which represents the fair value of the portion of investment tax credits that we expect to sell within the next year.
Recent Accounting Pronouncements

Business Combinations— Joint Venture Formations
In August 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted this new accounting standard effective January 1, 2025 and the adoption did not have a material impact on our condensed consolidated financial statements.
Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that adopting this new accounting standard would have on our annual condensed consolidated financial statements.
Codification Improvements—Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, to remove references to various FASB Concepts Statements based on suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. We adopted this accounting standard as of January 1, 2025 and the adoption did not have a material impact on our condensed consolidated financial statements.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to modify the effective date previously stated in ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that adopting ASU 2024-03 would have on our condensed consolidated financial statements and will adhere to the clarified effective date in ASU 2025-01 if implementation is necessary.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three months ended March 31, 2025 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$148,953	$6,038	$4,063	$92,407	$—	$251,461
O&M revenue	8,456	13,730	2,015	645	—	24,846
Energy assets	18,970	5,357	32,097	269	—	56,693
Other	1,881	122	—	3,336	14,490	19,829
Total revenues	$178,260	$25,247	$38,175	$96,657	$14,490	$352,829
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$116,211	$43,479	$3,163	$41,424	$7	$204,284
O&M revenue	6,933	15,278	2,377	747	—	25,335
Energy assets	13,754	1,929	27,300	171	—	43,154
Other	1,387	204	19	1,780	22,243	25,633
Total revenues	$138,285	$60,890	$32,859	$44,122	$22,250	$298,406

The following table presents information related to our revenue recognized over time:

	Three Months Ended March 31,
	2025	2024
Percentage of revenue recognized over time	95%	94%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended March 31,
	2025	2024
United States	$232,613	$239,099
Canada	23,551	15,180
Europe	96,665	44,127
Total revenues	$352,829	$298,406

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
Accounts receivable, net	$226,656	$256,961
Accounts receivable retainage, net	45,276	39,843
Contract Assets:
Unbilled revenue	$559,049	$644,105
Contract Liabilities:
Deferred revenue	$91,219	$91,734
Deferred revenue, non-current (1)	31,904	29,885
Total contract liabilities	$123,123	$121,619

	March 31, 2024	December 31, 2023
Accounts receivable, net	$146,836	$153,362
Accounts receivable retainage, net	32,158	33,826
Contract Assets:
Unbilled revenue	$652,428	$636,163
Contract Liabilities:
Deferred revenue	$61,267	$52,903
Deferred revenue, non-current (1)	19,883	18,393
Total contract liabilities	$81,150	$71,296

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the three months ended March 31, 2025 was primarily due to billings of $320,530, offset by revenue recognized of $225,443, as well as reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2025, we recognized revenue of $98,936 and billed $75,835 to customers that had balances which were included in contract liabilities at December 31, 2024.
The increase in contract assets for the three months ended March 31, 2024 was primarily due to billings of $210,475 offset by revenue recognized of $203,216. Contract assets are also affected by reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2024, we recognized revenue of $60,748 and billed $46,306 to customers that had balances which were included in the beginning balance of contract liabilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At March 31, 2025, we had contracted backlog of $3,968,172 of which approximately 31% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 27 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $4,436 and $3,120 were recognized in our condensed consolidated statements of loss on projects that converted to customer contracts during the three months ended March 31, 2025 and 2024, respectively.
No impairment charges in connection with our project development costs were recorded during the three or three months ended March 31, 2025 and 2024.
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
ASA Controls, Inc.

On January 24, 2025, we entered into an asset purchase agreement to acquire ASA Controls, Inc., an Ohio-based energy services company that specializes as a regional controls contractor and systems integrator within the smart buildings sector. As of March 31, 2025, we paid $3,972 in cash. There is no contingent consideration related to this acquisition. We recorded goodwill and intangible assets in connection with this acquisition. See Note 5. The historical and pro-forma effects of this acquisition on our operations, contribution to revenue, and net income for the three months ended March 31, 2025 were not material.
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2024	$38,949	$3,981	$12,539	$10,836	$66,305
Goodwill acquired during the period	1,565			—	1,565
Currency effects	4		463	—	467
Balance, March 31, 2025	$40,518	$3,981	$13,002	$10,836	$68,337
Definite-lived intangible assets, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Gross carrying amount	$35,139	33,960
Less - accumulated amortization	(25,970)	(25,146)
Intangible assets, net	$9,169	$8,814

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended March 31,
Asset type	Location	2025	2024
All other intangible assets	Selling, general and administrative expenses	$525	$539
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	March 31, 2025	December 31, 2024
Energy assets (1)	$2,402,348	$2,338,680
Less - accumulated depreciation and amortization	(447,068)	(423,369)
Energy assets, net	$1,955,280	$1,915,311

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Excludes energy assets held for sale. See section below and Note 19 for additional information.

Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended March 31,
Location	2025	2024
Cost of revenues (2)	$22,842	$17,124

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended March 31,
	2025	2024
Capitalized interest	$8,110	$14,872

The following tables set forth information related to our ARO assets and ARO liabilities:

	Location	March 31, 2025	December 31, 2024
ARO assets, net	Energy assets, net	$5,073	$4,414

ARO liabilities, non-current	Other liabilities	$6,980	$6,136

	Three Months Ended March 31,
	2025	2024
Depreciation expense of ARO assets	$75	$44
Accretion expense of ARO liabilities	$108	$66

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	March 31, 2025	December 31, 2024
Operating Leases:
Right-of-use (“ROU”) assets	$78,380	$80,149

Current portions of operating lease liabilities	$9,592	$10,536
Long-term portions of operating lease liabilities	57,752	59,479
Total operating lease liabilities	$67,344	$70,015
Weighted-average remaining lease term	18 years	19 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$24,632	$25,158

Current portions of financing lease liabilities	$842	$637
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	12,028	12,267
Total financing lease liabilities	$12,870	$12,904
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	12.01%	12.03%
The costs related to our leases were as follows:

	Three Months Ended March 31,
	2025	2024
Operating Leases:
Operating lease costs	$3,323	$3,056

Financing Leases:
Amortization expense	526	526
Interest on lease liabilities	372	392

Total lease costs	$4,221	$3,974

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,668	$4,932
ROU assets obtained in exchange for new operating lease liabilities (1)	$871	$12,736

(1) Includes non-monetary lease transactions of $0 and $10,378 in 2025 and 2024, respectively. See disclosure below for additional information.
The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2025	$10,137	$1,852
2026	9,938	2,054
2027	8,759	1,922
2028	7,356	1,955
2029	5,485	1,892
Thereafter	72,343	14,042
Total lease payments	114,018	23,717
Less: interest	46,674	10,847
Present value of lease liabilities	$67,344	$12,870
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or ROU liability. The estimated net present value of this commitment totals $40,335 as of March 31, 2025. We will provide IKCPs over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and liability will be recorded, which we estimate to be in 2025.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration are based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Financing Leases
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements was $57 for each of the three months ended March 31, 2025 and 2024.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	March 31, 2025	December 31, 2024
Senior secured corporate revolving credit facility (1)	$78,000	$135,000
Senior secured corporate term loans	98,750	13,000
Second lien corporate term loan	100,000	100,000
Energy asset construction facilities (2)	416,459	339,209
Energy asset operating facilities (2)	657,206	674,704
Other financing facilities (3)	395,924	399,370
Financing lease liabilities (4)	12,870	12,904
Total debt and financing lease liabilities	1,759,209	1,674,187
Less: current maturities	149,298	149,363
Less: unamortized discount and debt issuance costs	42,438	40,924
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,567,473	$1,483,900

(1) At March 31, 2025, funds of $24,649 were available for borrowing under this facility.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of March 31, 2025, the interest rates were 6.85% and 6.99% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2,345 in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180,000 and $13,000 were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
The Restated Credit Agreement replaced and extended Ameresco's existing credit agreement dated March 4, 2022, and subsequently amended (the “Original Credit Agreement”). The Restated Credit Agreement refinanced the credit facilities under the Original Credit Agreement and replaced it with the following facilities:
•a $225,000 revolving credit facility, maturing on December 28, 2028, and
•a $100,000 term loan, maturing on December 28, 2028
The revolver may be increased by up to an additional $100,000 at Ameresco's option if lenders are willing to provide such increased commitments, subject to certain conditions.
Additional terms of the Restated Credit Agreement are as follows:
•the term loan requires quarterly principal payments of $1,250 starting March 31, 2025, with the balance due at maturity
•the revolving credit facility requires payment at maturity
•a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0
•a total funded debt to EBITDA of less than 3.5 to 1.0

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
April 2025 Senior Secured Notes, 6.72%, due September 30, 2045 and Term Shelf Note
On April 30, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes of $78,000 to finance a battery energy storage asset in development, with a maturity date of September 30, 2045, and a fixed interest rate of 6.72% per annum. Gross proceeds from the initial issuance on April 30, 2025 were $67,708 with the remainder to be issued on June 30, 2025. The agreement also includes a 20-year term $300,000 private shelf facility. As part of this transaction the company also signed a tax credit transfer agreement for the investment tax credits associated with the battery asset upon the battery achieving commercial operation.
August 2023, Construction Credit Facility, 8.33%, due December 15, 2027
During the three months ended March 31, 2025, we drew an additional $90,010 and at March 31, 2025, $375,566 was outstanding under this facility, net of unamortized debt discount and issuance costs.
June 2020, Construction Credit Facility, 6.08%, due March 2026
During the three months ended March 31, 2025, we entered into an amendment to extend this revolver, and the current maturity date is March 2026.
During the three months ended March 31, 2025, there were no additional draw downs and as of March 31, 2025, $20,696 was outstanding and $79,304 was available for borrowing.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the three months ended March 31, 2025, we entered into an amended and restated participation agreement which extended the participation date from March 31, 2025 to March 31, 2026.
We sold and leased back two energy assets for $9,486 in cash proceeds under this facility during the three months ended March 31, 2025.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. As of March 31, 2025, we were in default under this agreement as we had failed to satisfy the historical coverage ratio under this agreement. On May 5, 2025, we received a waiver of this default.
9. INCOME TAXES
We recorded a provision for income taxes of $1,188 for the three months ended March 31, 2025 and $0 for the three months ended March 31, 2024.
The effective tax rate benefit was 26.9% for the three months ended March 31, 2025, compared to the effective tax rate provision of 0.0% for the three months ended March 31, 2024. The principal reasons for the higher effective rate benefit for 2025 are primarily due to the effects of foreign earnings, non-controlling interests, and increased energy incentives and tax credits.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
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
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather, and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. On August 30, 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting a set-off of liquidated damages for these two projects. The agreement confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters and our view continues to be that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $1,614 at December 31, 2024. As of March 31, 2025, the EBITDA targets and maximum cumulative earn-out were achieved, so the fair value of the remaining contingent consideration increased by $71 to $1,685 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. See Note 11 for additional information.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	March 31, 2025	December 31, 2024
Assets:
Interest rate swap instruments	2	$3,642	$5,096
Liabilities:
Interest rate swap instruments	2	$99	$—
Make-whole provisions	2	15,983	15,574
Contingent consideration	3	1,685	1,614
Total liabilities		$17,767	$17,188
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	March 31, 2025	December 31, 2024
Contingent consideration liability balance at the beginning of period	$1,614	$1,465
Changes in fair value included in earnings	71	149
Contingent consideration liability balance at the end of period	$1,685	$1,614
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of March 31, 2025		As of December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,707,998	$1,703,901	$1,618,208	$1,620,359
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the three months ended March 31, 2025 and the year ended December 31, 2024.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of March 31, 2025 or December 31, 2024.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		March 31, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$930	$1,556
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$2,712	$3,540
Interest rate swap contracts	Other liabilities	$99	$—
Make-whole provisions	Other liabilities	$15,983	$15,574

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of loss and condensed consolidated statements of comprehensive loss:

		Amount of (Gain) Loss Recognized in Net Loss
	Location of (Gain) Loss Recognized in Net Loss	Three Months Ended March 31,
		2025	2024
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(107)	$(276)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$927	$(1,102)
Make-whole provisions	Other expenses, net	$408	$(1,257)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Three Months Ended March 31, 2025
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$1,140
Unrealized loss recognized in AOCI	(395)
Gain reclassified from AOCI to other expenses, net	(107)
Loss on derivatives	(502)
Accumulated gain in AOCI at the end of the period	$638

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following tables present all of our active derivative instruments as of March 31, 2025:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
8-Year, 3.49% Fixed	June 2028	$14,643	Not Designated
8-Year, 3.49% Fixed	June 2028	$10,734	Not Designated
13-Year, 0.72% Fixed	March 2033	$9,505	Not Designated
13-Year, 0.72% Fixed	March 2033	$6,968	Not Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$492
Make-whole provisions	Liability	August 2016	April 2031	$35
Make-whole provisions	Liability	April 2017	February 2034	$27
Make-whole provisions	Liability	November 2020	December 2027	$14
Make-whole provisions	Liability	October 2011	May 2028	$3
Make-whole provisions	Liability	May 2021	April 2045	$77
Make-whole provisions	Liability	July 2021	March 2046	$2,218
Make-whole provisions	Liability	June 2022	March 2042	$852
Make-whole provisions	Liability	March 2023	December 2047	$2,045
Make-whole provisions	Liability	April 2024	June 2042	$9,578
Make-whole provisions	Liability	April 2024	June 2042	$641

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	March 31, 2025 (1)			December 31, 2024 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$57	$18,182	$18,239	$89	$8,691	$8,780
Accounts receivable, net	—	4,795	4,795	—	14,607	14,607
Unbilled revenue	348	32,155	32,503	230	4,040	4,270
Prepaid expenses and other current assets	30	3,370	3,400	30	1,293	1,323
Income taxes receivable	—	1,203	1,203	—	672	672
Project development costs, net	—	1,824	1,824	—	5,795	5,795
Total VIE current assets	435	61,529	61,964	349	35,098	35,447
Energy assets, net	23,155	82,814	105,969	23,538	98,876	122,414
Deferred income tax assets, net	—	2,530	2,530	—	—	—
Intangible assets, net	—	—	—	—	20	20
Right-of-use assets, net	468	—	468	471	—	471
Other assets	—	103	103	—	196	196
Total VIE assets	$24,058	$146,976	$171,034	$24,358	$134,190	$158,548
Current portions of long-term debt and financing lease liabilities	$—	$13,473	$13,473	$—	$—	$—
Accounts payable	27	17,401	17,428	27	5,140	5,167
Accrued expenses and other current liabilities	32	364	396	25	577	602
Current portions of operating lease liabilities	13	—	13	13	—	13
Deferred revenue	—	15,428	15,428	—	10,063	10,063
Income taxes payable	—	546	546	—	526	526
Total VIE current liabilities	72	47,212	47,284	65	16,306	16,371
Long-term operating lease liabilities, net of current portion	487	—	487	500	—	500
Total VIE liabilities	$559	$47,212	$47,771	$565	$16,306	$16,871

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in an energy asset, thus forming a joint venture, and we received $28,864 in cash. We also received additional contributions totaling $6,543 during the year ended December 31, 2024 and $2,863 during the three months ended March 31, 2025.
Equity and Cost Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets and our pro rata share of net income or loss is included in earnings from unconsolidated entities on the condensed consolidated statements of loss.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	March 31, 2025	December 31, 2024
Equity and cost method investments	$17,376	$16,987
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
In December 2024 we finalized our purchase of the investor’s membership interests of two investment funds for $3,186 in cash and reclassified the remaining redeemable non-controlling interest balance of $37,269 to paid-in capital to reflect the additional contribution from us to our wholly-owned subsidiaries. Therefore, we had one investment fund remaining as of March 31, 2025 and December 31, 2024.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both March 31, 2025 and December 31, 2024, the remaining redeemable non-controlling interest was reported at its carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net loss attributable to common shareholders	$(5,483)	$(2,937)
Adjustment for accretion of tax equity financing fees	(27)	(27)
Loss attributable to common shareholders	$(5,510)	$(2,964)
Denominator:
Basic weighted-average shares outstanding	52,544	52,289
Effect of dilutive securities: (1)
Stock options	—	—
Diluted weighted-average shares outstanding	52,544	52,289
Net loss per share attributable to common shareholders:
Basic	$(0.10)	$(0.06)
Diluted	$(0.10)	$(0.06)

Potentially dilutive shares (1)	2,946	2,676

(1) Dilutive securities and potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expense related to our employee stock purchase plan, as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$2,844	$3,026
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of loss. As of March 31, 2025, there was $25,711 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the three months ended March 31, 2025, we granted 88 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a five-year period. We also granted awards of 74 RSUs to certain employees under our 2020 Plan. RSUs for directors cliff vest after one year and RSUs for employees vest 25% every six months for two years . We did not grant awards to individuals who were not either an employee or director of ours during the three months ended March 31, 2025 and 2024.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2025
Revenues	$178,260	$25,247	$38,175	$96,657	$14,490		$352,829
Cost of revenues	155,204	17,801	29,861	87,845	10,199		300,910
Gross profit	23,056	7,446	8,314	8,812	4,291		51,919
Add:
Earnings from unconsolidated entities	21	—	—	240	—	—	261
Less:
Selling, general and administrative expenses	12,709	2,735	684	4,976	3,459	13,925	38,488
Loss on derivatives	409	554	372	—	—	—	1,335
Interest expense, net of interest income	3,621	843	8,074	(35)	—	5,951	18,454
Other (income) expenses	(1,795)	178	119	677	1	(859)	(1,679)
Income (loss) before income taxes	8,133	3,136	(935)	3,434	831	(19,017)	(4,418)
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	10,356	4,871	7,700	524	30	459	23,940
Amortization of debt discount & debt issuance costs (1)	581	178	119	—	—	573	1,451

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2024
Revenues	$138,285	$60,890	$32,859	$44,122	$22,250		$298,406
Cost of revenues	119,821	50,874	25,708	40,360	14,650		251,413
Gross profit	18,464	10,016	7,151	3,762	7,600		46,993
Add:
Earnings from unconsolidated entities	4	551	—	—	—	—	555
Less:
Selling, general and administrative expenses	11,760	3,226	486	3,197	5,157	15,729	39,555
Gain on derivatives	(1,256)	(795)	(308)	—	—	—	(2,359)
Interest expense, net of interest income	1,697	775	5,682	917	—	5,164	14,235
Other expenses	674	4	115	240	12	1,250	2,295
Income (loss) before income taxes	5,593	7,357	1,176	(592)	2,431	(22,143)	(6,178)
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	8,073	2,016	7,196	496	596	461	18,838
Amortization of debt discount & debt issuance costs (1)	403	5	115	—	—	459	982

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended March 31,
	2025	2024
Loss (gain) on derivatives	$1,335	$(2,359)
Interest expense, net of interest income	18,454	14,235
Amortization of debt discount and debt issuance costs	1,451	982
Foreign currency transaction (gain) loss	(1,451)	1,132
Government incentives & other (income) expense	(1,679)	181
Other expenses, net	$18,110	$14,171
19. ASSETS HELD FOR SALE
As of March 31, 2025, we determined that there were three energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. The carrying value of these assets was $8,606, with liabilities directly associated with assets classified as held for sale of $546 as of March 31, 2025.
Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.
The table below reflects the assets and liabilities associated with assets held for sale by segment:

	March 31, 2025			December 31, 2024
Balance Sheet Location	North America Regions	U.S. Federal	Total	North America Regions	U.S. Federal	Total
Other assets	$8,021	$401	$8,422	$7,778	$401	$8,179
Right-of-use assets, net	184	—	184	193	—	193
Assets classified as held for sale	$8,205	$401	$8,606	$7,971	$401	$8,372

Accounts payable	$262	$—	$262	$482	$—	$482
Current portions of operating lease liabilities	3	—	3	11	—	11
Deferred revenue	60	—	60	60	—	60
Long-term operating lease liabilities, net of current portion	221	—	221	218	—	218
Liabilities directly associated with assets classified as held for sale	$546	$—	$546	$771	$—	$771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K (“2024 Form 10-K”) for the year ended December 31, 2024 filed on February 28, 2025 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth, the impact of changes in the U.S. administration and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; our intention to repurchase shares of our Class A common stock; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, and other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of any delays; the impact of a possible U.S. federal government shutdown; the U.S. Department of Commerce’s solar panel import investigation; the imposition of additional tariffs, and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2024 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
Key Factors and Trends
Regulatory Environment and Federal Policies
Federal policies play an important role in our business and our business benefits from regulatory measures and various tax credits, such as the Investment Tax Credit (“ITC”) and the Production Tax Credit (“PTC”) and funds appropriated through the IRA and thee Infrastructure Investment and Jobs Act (“IIJA”). The scope of these tax credits and the availability of funding through the IRA and IIJA may evolve with the new U.S. administration. Recent presidential executive orders that directed a review and potential termination of funds appropriated through the IRA and the IIJA have adversely impacted some of our projects. We also anticipate that federal workforce reductions and other cost savings initiatives may cause additional delays, extend our sales cycles and impact new award activity. However, we continue to believe there is a long-term demand for our budget neutral, cost-saving solutions.
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
During the three months ended March 31, 2025, we continued to face supply chain disruptions and varying levels of inflation driven by macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain project and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the three months ended March 31, 2025. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
These tariffs, restrictions, and strained trade relations may affect our ability to source materials and products, potentially leading to increased costs, supply chain disruptions and operational challenges, and decreased demand for our offerings. We are closely monitoring the regulatory environment and actions of the current administration that could impact our business.
Climate Change and Effects of Seasonality
Global emphasis on climate change and reducing carbon emissions has created opportunities for our industry. Sustainability has been at the forefront of our business since its inception, and we are committed to staying at the leading edge of innovation taking place in the energy sector. We believe the next decade will be marked by dramatic changes in the power infrastructure with resources shifting to more distributed assets, storage, and microgrids to increase overall reliability and resiliency. The sustainability efforts are impacted by regulations, and changes in the regulatory climate may impact the demand for our products and offerings. See “Our business depends in part on federal, state, provincial and local government support or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors in our 2024 Form 10-K.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” and “Extreme weather events and other natural disasters, particularly those exacerbated by climate change, could materially affect our ability to complete our projects and develop our assets” in Item 1A, Risk Factors in our 2024 Form 10-K.
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”). On August 30, 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting both an offset of liquidated damages which are still in dispute and $3 million that SCE withheld for additional work SCE required. Upon final acceptance of these two projects, we will invoice SCE for the remaining final acceptance milestone payments for these projects. The SCE projects continue to progress, and we expect them to be finalized this year.
The August 2024 agreement with SCE also confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters and our view continues to be that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the three months ended March 31, 2025, we granted 88,000 common stock options and 74,160 restricted stock units (“RSUs”) to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $25.7 million at March 31, 2025, compared to $28.0 million at December 31, 2024, and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of March 31,
(In Thousands)	2025	2024
Project Backlog
Fully-contracted backlog	$2,596,325	$1,459,600
Awarded, not yet signed customer contracts	2,307,567	2,560,462
Total project backlog	$4,903,892	$4,020,062
12-month project backlog	$1,118,025	$774,931

O&M Backlog
Fully-contracted backlog	$1,371,847	$1,198,992
12-month O&M backlog	$99,614	$87,890
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
We define our 12-month backlog as the estimated amount of revenue that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2024 Form 10-K.
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.3 billion and $2.6 billion, net of amount attributable to a non-controlling interest at March 31, 2025 and 2024, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel, which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of loss for the periods indicated:

	Three Months Ended March 31,
	2025		2024		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$352,829	100.0%	$298,406	100.0%	$54,423	18.2%
Cost of revenues	300,910	85.3%	251,413	84.3%	49,497	19.7%
Gross profit	51,919	14.7%	46,993	15.7%	4,926	10.5%
Earnings from unconsolidated entities	261	0.1%	555	0.2%	(294)	(53.0)%
Selling, general and administrative expenses	38,488	10.9%	39,555	13.3%	(1,067)	(2.7)%
Operating income	13,692	3.9%	7,993	2.7%	5,699	71.3%
Other expenses, net	18,110	5.1%	14,171	4.7%	3,939	27.8%
Loss before income taxes	(4,418)	(1.3)%	(6,178)	(2.1)%	1,760	28.5%
Income tax expense	1,188	0.3%	—	—%	1,188	100.0%
Net loss	(5,606)	(1.6)%	(6,178)	(2.1)%	572	9.3%
Net loss attributable to non-controlling interests and redeemable non-controlling interests	123	—%	3,241	1.1%	3,118	96.2%
Net loss attributable to common shareholders	$(5,483)	(1.6)%	$(2,937)	(1.0)%	$(2,546)	(86.7)%
Our results of operations for the three months ended March 31, 2025 are due to the following:
•Revenues: total revenues for the three months ended March 31, 2025 increased over 2024 primarily due to a $47.2 million, or 23%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues decreased due largely to a higher mix of lower-margin projects, primarily due to our continued growth in Europe.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended March 31, 2025 decreased from 2024 primarily due to an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024, partially offset by increases in professional fees and project development.
•Other Expenses, Net: Other expenses, net for the three months ended March 31, 2025 increased over 2024 primarily due to higher interest expenses, net of $4.2 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates and losses from derivatives transactions of $1.3 million compared to gains last year of $2.4 million, partially offset by gains from foreign currency transactions of $1.5 million and increased government incentives of $2.4 million.
•Income Tax Expense: the provision for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. We expect the effective tax rate benefit will be lower in 2025 as compared to 2024 primarily due to decreased investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025 that are fixed over higher income, offset by state taxes and the effects of foreign earnings.
•Net Loss and Earnings Per Share: Net loss decreased due to the reasons described above. The net loss attributable to non-controlling interests and redeemable non-controlling interests is lower this year compared to the prior year. Basic and diluted earnings per share for the three months ended March 31, 2025 was $(0.10), a decrease of $0.04 per share compared to the same period of 2024.

Business Segment Analysis
Our reportable segments three months ended March 31, 2025 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended March 31,
(In Thousands)	2025	2024	Dollar Change	% Change
North America Regions	$178,260	$138,285	$39,975	28.9%
U.S. Federal	25,247	60,890	(35,643)	(58.5)
Europe	96,657	44,122	52,535	119.1
Renewable Fuels	38,175	32,859	5,316	16.2
All Other	14,490	22,250	(7,760)	(34.9)
Total revenues	$352,829	$298,406	$54,423	18.2%
•North America Regions: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•U.S. Federal: the decrease in revenue versus the prior year is primarily due to lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects and the reversal of previously recognized revenue as it was determined that the closing of a sale of a solar photovoltaic energy project was no longer probable.
•Europe: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects primarily related to increased activity under our joint venture in Greece compared to the prior period.
•Renewable Fuels: the increase is primarily due to an increase in energy asset revenues resulting from the continued growth of our operating portfolio and increased production levels partially offset by lower pricing on renewable identification numbers (“RIN’s”) generated from our renewable natural gas facilities.
•All Other: All other revenues decreased year-over-year primarily due to the divestiture of an energy technology and advisory services company in the fourth quarter of 2024.
Loss before Taxes and Unallocated Corporate Activity

	Three Months Ended March 31,
(In Thousands)	2025	2024	Dollar Change	% Change
North America Regions	$8,133	$5,593	$2,540	45.4%
U.S. Federal	3,136	7,357	(4,221)	(57.4)
Europe	3,434	(592)	4,026	680.1
Renewable Fuels	(935)	1,176	(2,111)	(179.5)
All Other	831	2,431	(1,600)	(65.8)
Unallocated corporate activity	(19,017)	(22,143)	3,126	14.1
Loss before taxes	$(4,418)	$(6,178)	$1,760	28.5%
•North America Regions: the increase is primarily due to the increased revenues noted above, increased government incentives of $2.4 million, partially offset by higher interest expenses, net and losses on derivatives versus gains in the prior period.
•U.S. Federal: the decrease for the three-month period is primarily due to the decreased revenues noted above, higher interest expenses, net and losses on derivatives versus gains in the prior period.
•Europe: the increase is primarily due to the increased revenues noted above, partially offset by higher SG&A expenses.

•Renewable Fuels: the decrease is primarily due to higher interest expenses and losses on derivatives, partially offset by the increased revenues noted above.
•All Other: the decrease is primarily due to the divestiture of an energy technology and advisory services company in the fourth quarter of 2024.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity decreased for the three-month period is primarily due to an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024, increased gains from foreign currency transactions, partially offset by higher interest expenses, net.

Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, second lien term loan and various forms of other debt. See Note 8 “Debt and Financing Lease Liabilities” for additional information.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least May 2026 and thereafter.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of March 31, 2025, the interest rates were 6.85% and 6.99% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2.3 million in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180.0 million and $13.0 million were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
The Restated Credit Agreement replaced and extended the prior credit agreement dated March 4, 2022, and subsequently amended (the “Original Credit Agreement”). The Restated Credit Agreement refinanced the credit facilities under the Original Credit Agreement and replaced it with the following facilities:
•a $225.0 million revolving credit facility, maturing on December 28, 2028, and
•a $100.0 million term loan, maturing on December 28, 2028.

The revolver may be increased by up to an additional $100.0 million at our option if lenders are willing to provide such increased commitments, subject to certain conditions.
As of March 31, 2025, the balance on the senior secured term loans was $98.8 million, the balance on the senior secured revolving credit facility was $78.0 million, and we had funds available of $24.6 million.
Energy Asset Financing
Energy Asset Construction Facilities, Financing Facilities, and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our condensed consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc., except to the extent of completion guarantees and EPC contracts and certain equity contribution obligations under our August 2023 Construction Credit Facility.
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
On April 30, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes of $78.0 million to finance a battery energy storage asset in development, with a maturity date of September 30, 2045, and a fixed interest rate of 6.72% per annum. Gross proceeds from the initial issuance on April 30, 2025 were $67.7 million with the remainder to be issued on June 30, 2025. The agreement also includes a 20-year term $300.0 million private shelf facility. As part of this transaction the company also signed a tax credit transfer agreement for the investment tax credits associated with the battery asset upon the battery achieving commercial operation.
During the three months ended March 31, 2025, we drew an additional $90.0 million on our August 2023 Construction Credit Facility.
Other Financing Facilities and Financing Leases
During the three months ended March 31, 2025, we sold and leased back two energy assets for $9.5 million in cash proceeds under our master sale-leaseback agreements.
As of March 31, 2025, we were in default under our December 2020 Master Sale-leaseback agreement as we had failed to satisfy the historical coverage ratio under this agreement. On May 5, 2025, we received a waiver of this default.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $567.6 million as of March 31, 2025. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $29.7 million during the three months ended March 31, 2025, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $17.9 million during the three months ended March 31, 2025. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
(In Thousands)	2025	2024	$ Change
Cash flows from operating activities	$(28,304)	$20,817	$(49,121)
Cash flows from investing activities	(118,370)	(103,770)	(14,600)
Cash flows from financing activities	114,547	77,374	37,173
Effect of exchange rate changes on cash	522	(126)	648
Total net cash flows	$(31,605)	$(5,705)	$(25,900)
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the three months ended March 31, 2025 decreased over the same period last year primarily due to increases in cash outflows of $111.8 million in accounts payable, accrued expenses and other current liabilities and $17.8 million in prepaid expenses and other current assets, partially offset by increases in cash inflows of $49.8 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced when compared to the prior year period and $29.8 million in accounts receivable.
Cash Flows from Investing Activities
During the three months ended March 31, 2025 we made capital investments of $107.9 million in new energy assets and $6.0 million in major maintenance of energy assets compared to $105.6 million and $5.4 million, respectively, in 2024.
We currently plan to invest approximately $200 million to $250 million in additional capital expenditures during the remainder of 2025, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the three months ended March 31, 2025 were proceeds from energy asset financings of $112.6 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $33.3 million, partially offset by payments on long-term debt and debt fees of $76.7 million, and net payments on our senior secured revolving credit facility of $57.0 million.
Our primary sources of financing for the three months ended March 31, 2024 were proceeds from energy asset financings of $89.3 million, contributions from a non-controlling interest of $28.9 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $24.3 million, net proceeds from our senior secured revolving credit facility of $20.1 million, partially offset by payments on long-term debt and debt fees of $55.8 million, and payments on seller’s promissory note of $29.4 million.
We currently plan additional project financings of approximately $250 million to $300 million during the remainder of 2025 to fund the construction or the acquisition of new renewable energy plants as discussed above.

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
There have been no material changes in our critical accounting estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for updates to critical accounting policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2024 Form 10-K.
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
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2024 Form 10-K are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended March 31, 2025. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of March 31, 2025, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted or terminated by our directors and officers during the quarter ended March 31, 2025, that are either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Michael Bakas, President - Renewable Fuels	Termination (March 4, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted (1)	Sale	(3)	(3)
Peter Christakis, President - East USA & Greece and Project Risk	Termination (March 5, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted (2)	Sale	(3)	(3)
Louis P Maltezos, President - Central & Western USA, Canada	Termination (March 6, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted (2)	Sale	(3)	(3)
(1) Adopted March 6, 2023
(2) Adopted March 7, 2023
(3) This trading arrangement provided for the automatic sale of shares underlying RSUs in an amount sufficient to satisfy the applicable tax withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligation. The number of shares subject to covered RSUs that could have been sold under this trading arrangement was unknown as the number would have varied based on the extent to which vesting conditions were satisfied, the market price of tour Class A common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1
Sixth Amended and Restated Credit Agreement dated as of January 23, 2025 among Ameresco, Inc., certain of its subsidiaries, the lenders (as defined therein), and Bank of America, N.A. as administrative agent. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 23, 2025 and incorporated herein by reference.

10.2
Amendment No. 1 dated as of January 23, 2025 to Second Lien Credit Agreement among Ameresco, Inc, certain of its subsidiaries, the lenders (as defined therein) and Nuveen EIC Administration LLC as administrative agent. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on January 23, 2025 and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	May 6, 2025	By:	/s/ Mark Chiplock
Mark Chiplock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (duly authorized and principal financial officer)