Form 10-Q
period 2025-06-30
Ameresco, Inc.
filed 2025-08-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 1, 2025
Class A Common Stock, $0.0001 par value per share	34,703,659
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$81,633	$108,516
Restricted cash (1)	88,808	69,706
Accounts receivable, net of allowance of $858 and $845, respectively (1)	245,852	256,961
Accounts receivable retainage, net	47,826	39,843
Unbilled revenue (1)	592,871	644,105
Inventory, net	12,389	11,556
Prepaid expenses and other current assets (1)	182,885	145,906
Income taxes receivable	2,868	1,685
Project development costs, net	25,298	22,856
Total current assets (1)	1,280,430	1,301,134
Federal ESPC receivable	609,066	609,128
Property and equipment, net (1)	10,775	11,040
Energy assets, net (1)	2,041,247	1,915,311
Deferred income tax assets, net	70,794	56,523
Goodwill, net	69,443	66,305
Intangible assets, net	8,745	8,814
Right-of-use assets, net (1)	77,181	80,149
Restricted cash, non-current portion (1)	21,576	20,156
Other assets (1)	106,023	89,948
Total assets (1)	$4,295,280	$4,158,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$160,578	$149,363
Accounts payable (1)	451,571	529,338
Accrued expenses and other current liabilities (1)	105,305	107,293
Current portions of operating lease liabilities (1)	7,616	10,536
Deferred revenue	96,448	91,734
Income taxes payable	557	744
Total current liabilities (1)	822,075	889,008
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,661,839	1,483,900
Federal ESPC liabilities	550,631	555,396
Deferred income tax liabilities, net	2,178	2,223
Deferred grant income	5,682	6,436
Long-term operating lease liabilities, net of current portion (1)	57,547	59,479
Other liabilities (1)	122,914	114,454
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	1,543	2,463
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2025 and December 31, 2024 of $233,193 and $158,548, respectively. Includes liabilities of consolidated VIEs at June 30, 2025 and December 31, 2024 of $104,183 and $16,871, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	June 30, 2025	December 31, 2024
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,805,494 shares issued and 34,703,659 shares outstanding at June 30, 2025, 36,603,048 shares issued and 34,501,213 shares outstanding at December 31, 2024	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	386,214	378,321
Retained earnings	659,888	652,561
Accumulated other comprehensive income (loss), net	240	(5,874)
Treasury stock, at cost, 2,101,835 shares at June 30, 2025 and December 31, 2024	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,034,559	1,013,225
Non-controlling interests	36,312	31,924
Total stockholders’ equity	1,070,871	1,045,149
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$4,295,280	$4,158,508

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$472,284	$437,982	$825,113	$736,388
Cost of revenues	398,926	372,813	699,836	624,226
Gross profit	73,358	65,169	125,277	112,162
Earnings from unconsolidated entities	150	10	411	565
Selling, general and administrative expenses	45,734	44,226	84,222	83,781
Operating income	27,774	20,953	41,466	28,946
Other expenses, net	15,156	15,759	33,266	29,930
Income (loss) before income taxes	12,618	5,194	8,200	(984)
Income tax benefit	(2,900)	—	(1,712)	—
Net income (loss)	15,518	5,194	9,912	(984)
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(2,654)	(184)	(2,531)	3,057
Net income attributable to common shareholders	$12,864	$5,010	$7,381	$2,073

Net income per share attributable to common shareholders:
Basic	$0.24	$0.10	$0.14	$0.04
Diluted	$0.24	$0.09	$0.14	$0.04
Weighted average common shares outstanding:
Basic	52,638	52,355	52,591	52,322
Diluted	52,821	53,113	52,897	53,016

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2025	2024
Net income	$15,518	$5,194
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax	(128)	75
Foreign currency translation adjustments	5,272	(189)
Total other comprehensive income (loss)	5,144	(114)
Comprehensive income	20,662	5,080
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net (income) loss	(2,654)	(184)
Foreign currency translation adjustments	31	(94)
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(2,623)	(278)
Comprehensive income attributable to common shareholders	$18,039	$4,802

	Six Months Ended June 30,
	2025	2024
Net income (loss)	$9,912	$(984)
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax	(630)	614
Foreign currency translation adjustments	6,679	(1,351)
Total other comprehensive income (loss)	6,049	(737)
Comprehensive income (loss)	15,961	(1,721)
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests:
Net (income) loss	(2,531)	3,057
Foreign currency translation adjustments	65	(18)
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(2,466)	3,039
Comprehensive income attributable to common shareholders	$13,495	$1,318

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2025 and 2024
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Non-controlling Interests (“NCI”)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2024	$43,908	34,320,161	$3	18,000,000	$2	$327,367	$592,947	$(3,592)	2,101,795	$(11,788)	$25,224	$930,163
Exercise of stock options	—	30,700	—	—	—	321	—	—	—	—	—	321
Stock-based compensation expense	—	—	—	—	—	3,678	—	—	—	—	—	3,678
Employee stock purchase plan	—	32,841	—	—	—	990	—	—	—	—	—	990
Restricted stock units released	—	18,813	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	75	—	—	—	75
Foreign currency translation adjustment	—	—	—	—	—	—	—	(283)	—	—	94	(189)
Distributions to RNCI	(158)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	1,928	1,928
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(941)	(941)
Net Income	—	—	—	—	—	—	5,010	—	—	—	184	5,194
Balance, June 30, 2024	$43,777	34,402,515	$3	18,000,000	$2	$332,356	$597,930	$(3,800)	2,101,795	$(11,788)	$26,489	$941,192

Balance, March 31, 2025	$1,966	34,603,581	$3	18,000,000	$2	$381,595	$647,051	$(4,935)	2,101,835	$(11,788)	$34,150	$1,046,078
Exercise of stock options	—	10,000	—	—	—	74	—	—	—	—	—	74
Stock-based compensation expense	—	—	—	—	—	3,750	—	—	—	—	—	3,750
Employee stock purchase plan	—	60,762	—	—	—	795	—	—	—	—	—	795
Restricted stock units released	—	29,316	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(128)	—	—	—	(128)
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,303	—	—	(31)	5,272
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	938	938
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,849)	(1,849)
Net (loss) income	(450)	—	—	—	—	—	12,864	—	—	—	3,104	15,968
Balance, June 30, 2025	$1,543	34,703,659	$3	18,000,000	$2	$386,214	$659,888	$240	2,101,835	$(11,788)	$36,312	$1,070,871
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2025 and 2024
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	$(3,045)	2,101,795	$(11,788)	$23,911	$925,886
Exercise of stock options	—	62,589	—	—	—	504	—	—	—	—	—	504
Stock-based compensation expense	—	—	—	—	—	6,704	—	—	—	—	—	6,704
Employee stock purchase plan	—	32,841	—	—	—	990	—	—	—	—	—	990
Restricted stock units released	—	29,890	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	614	—	—	—	614
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,369)		—	18	(1,351)
Distributions to RNCI	(287)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	54	—	—	—	—	—	(54)	—	—	—	—	(54)
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	27,752	30,792
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Purchase of shares from NCI	—	—	—	—	—	226	—	—	—	—	(23,986)	(23,760)
Net (loss) income	(2,855)	—	—	—	—		2,073	—	—	—	(202)	1,871
Balance, June 30, 2024	$43,777	34,402,515	$3	18,000,000	$2	$332,356	$597,930	$(3,800)	2,101,795	$(11,788)	$26,489	$941,192

Balance, December 31, 2024	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$652,561	$(5,874)	2,101,835	$(11,788)	$31,924	$1,045,149
Exercise of stock options	—	80,178	—	—	—	503	—	—	—	—	—	503
Stock-based compensation expense	—	—	—	—	—	6,595	—	—	—	—	—	6,595
Employee stock purchase plan	—	60,762	—	—	—	795	—	—	—	—	—	795
Restricted stock units released	—	61,506	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(630)	—	—	—	(630)
Foreign currency translation adjustment	—	—	—	—	—	—	—	6,744	—	—	(65)	6,679
Accretion of tax equity financing fees	54	—	—	—	—	—	(54)	—	—	—	—	(54)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	3,799	3,799
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(2,851)	(2,851)
Net (loss) income	(974)	—	—	—	—	—	7,381	—	—	—	3,505	10,886
Balance, June 30, 2025	$1,543	34,703,659	$3	18,000,000	$2	$386,214	$659,888	$240	2,101,835	$(11,788)	$36,312	$1,070,871
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$9,912	$(984)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of energy assets, net	46,839	35,685
Depreciation of property and equipment	1,180	2,452
Increase in contingent consideration	71	—
Accretion of ARO liabilities	216	154
Amortization of debt discount and debt issuance costs	2,849	2,322
Amortization of intangible assets	1,120	1,076
Provision for credit losses	9	1,211
(Gain) loss on disposal of assets	(1,343)	382
Non-cash project revenue related to in-kind leases	(4,509)	(2,347)
Earnings from unconsolidated entities	(411)	(565)
Net gain from derivatives	(2,967)	(3,968)
Stock-based compensation expense	6,595	6,704
Deferred income taxes, net	(2,916)	687
Unrealized foreign exchange (gain) loss	(3,224)	1,027
Changes in operating assets and liabilities:
Accounts receivable	12,721	5,943
Accounts receivable retainage	(4,447)	(5,525)
Federal ESPC receivable	(36,661)	(85,788)
Inventory, net	(832)	1,153
Unbilled revenue	18,479	(27,779)
Prepaid expenses and other current assets	(17,241)	24,698
Income taxes receivable, net	(1,314)	21
Project development costs	(2,509)	(3,719)
Other assets	(4,472)	(3,118)
Accounts payable, accrued expenses and other current liabilities	(84,147)	72,777
Deferred revenue	7,207	46,969
Other liabilities	4,618	4,663
Cash flows from operating activities	(55,177)	74,131
Cash flows from investing activities:
Purchases of property and equipment	(569)	(2,066)
Capital investments in energy assets	(208,126)	(227,383)
Capital investments in major maintenance of energy assets	(10,080)	(10,527)
Proceeds from sale of investment tax credits	70,788	—
Net proceeds from equity method investments	—	12,956
Contributions to equity method investments	(24,074)	(6,192)
Acquisitions, net of cash received	(3,972)	—
Cash flows from investing activities	(176,033)	(233,212)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Payments on long-term corporate debt financings	$(15,500)	$(67,500)
Proceeds from long-term corporate debt financings	100,000	100,000
Payments on senior secured revolving credit facility, net	(32,000)	(34,900)
Proceeds from long-term energy asset debt financings	290,159	259,331
Payments on long-term energy asset debt and financing leases	(154,223)	(139,474)
Proceeds from termination of interest rate swaps	2,808	—
Payment on seller's promissory note	—	(29,441)
Payments of debt discount and debt issuance costs	(6,763)	(6,008)
Proceeds from Federal ESPC projects	35,415	120,128
Net (payments) proceeds from energy asset receivable financing arrangements	(207)	5,280
Proceeds from exercises of options and ESPP	1,298	1,494
Contributions from non-controlling interests	3,799	30,792
Distributions to non-controlling interest	(2,851)	(1,004)
Distributions to redeemable non-controlling interests, net	—	(263)
Cash flows from financing activities	221,935	238,435
Effect of exchange rate changes on cash	2,914	70
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,361)	79,424
Cash, cash equivalents, and restricted cash, beginning of period	198,378	153,676
Cash, cash equivalents, and restricted cash, end of period	$192,017	$233,100

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,861	$55,528
Cash paid for income taxes	$3,777	$824
Non-cash Federal ESPC settlement	$40,873	$143,936
Accrued purchases of energy assets	$61,484	$89,593
Non-cash financing for energy asset project acquisition	$—	$32,500
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results which may be expected for the full year. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our annual report on Form 10-K (“2024 Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2025.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for credit losses, beginning of period	$848	$898	$845	$903
Charges to costs and expenses, net	—	1,210	9	1,211
Account write-offs and other	10	(48)	4	(54)
Allowance for credit losses, end of period	$858	$2,060	$858	$2,060
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	June 30, 2025	December 31, 2024
Other receivables	$31,451	$16,336
Deferred project costs	137,325	117,573
Prepaid expenses	14,109	11,997
Prepaid expenses and other current assets	$182,885	$145,906
Other Assets
Other assets include $26,683 in deposits paid to Powin LLC, one of our battery energy storage system suppliers, who filed for Chapter 11 bankruptcy protection on June 10, 2025. See Note 10 Commitments and Contingencies for additional information.
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
Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity to enhance the ability to compare business combinations

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
that do and do not involve variable interest entities by identifying the accounting acquirer. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact that adopting this new accounting standard would have on our annual condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and six months ended June 30, 2025 and 2024 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$174,287	$37,459	$7,983	$138,359	$—	$358,088
O&M revenue	10,474	15,063	1,762	656	—	27,955
Energy assets	22,669	6,780	33,071	389	—	62,909
Other	3,755	342	3	2,480	16,752	23,332
Total revenues	$211,185	$59,644	$42,819	$141,884	$16,752	$472,284
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$178,742	$68,080	$13,884	$70,064	$(7)	$330,763
O&M revenue	8,511	14,628	2,136	895	—	26,170
Energy assets	19,746	3,724	29,728	189	29	53,416
Other	1,132	305	104	1,911	24,181	27,633
Total revenues	$208,131	$86,737	$45,852	$73,059	$24,203	$437,982
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$323,240	$43,497	$12,046	$230,766	$—	$609,549
O&M revenue	18,930	28,793	3,777	1,301	—	52,801
Energy assets	41,639	12,137	65,168	658	—	119,602
Other	5,636	464	3	5,816	31,242	43,161
Total revenues	$389,445	$84,891	$80,994	$238,541	$31,242	$825,113

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$294,953	$111,559	$17,047	$111,488		$535,047
O&M revenue	15,444	29,906	4,513	1,642	—	51,505
Energy assets	33,500	5,653	57,028	360	29	96,570
Other	2,519	509	123	3,691	46,424	53,266
Total revenues	$346,416	$147,627	$78,711	$117,181	$46,453	$736,388
The following table presents information related to our revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage of revenue recognized over time	96%	96%	96%	95%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$301,923	$349,500	$534,536	$588,599
Canada	28,417	15,416	51,968	30,596
Europe	141,944	73,066	238,609	117,193
Total revenues	$472,284	$437,982	$825,113	$736,388

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
Accounts receivable, net	$245,852	$256,961
Accounts receivable retainage, net	47,826	39,843
Contract Assets:
Unbilled revenue	$592,871	$644,105
Contract Liabilities:
Deferred revenue	$96,448	$91,734
Deferred revenue, non-current (1)	34,717	29,885
Total contract liabilities	$131,165	$121,619

	June 30, 2024	December 31, 2023
Accounts receivable, net	$154,665	$153,362
Accounts receivable retainage, net	39,225	33,826
Contract Assets:
Unbilled revenue	$651,748	$636,163
Contract Liabilities:
Deferred revenue	$97,493	$52,903
Deferred revenue, non-current (1)	20,340	18,393
Total contract liabilities	$117,833	$71,296

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the six months ended June 30, 2025 was primarily due to billings of $598,064, offset by revenue recognized of $527,653, as well as reclassifications, primarily from contract liabilities as a result of the timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the six months ended June 30, 2025, we recognized revenue of $239,308 and billed $217,506 to customers that had balances which were included in contract liabilities at December 31, 2024.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At June 30, 2025, we had contracted backlog of $3,761,721 of which approximately 35% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 27 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $4,045 and $3,164 were recognized in our condensed consolidated statements of income (loss) on projects that converted to customer contracts during the three months ended June 30, 2025 and 2024, respectively. Project development costs of $8,481 and $6,284 were recognized in the condensed consolidated statements of income (loss) on projects that converted to customer contracts during the six months ended June 30, 2025 and 2024, respectively.
No impairment charges in connection with our project development costs were recorded during the three or six months ended June 30, 2025 and 2024.
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
ASA Controls, Inc.

On January 24, 2025, we entered into an asset purchase agreement to acquire ASA Controls, Inc., an Ohio-based energy services company that specializes as a regional controls contractor and systems integrator within the smart buildings sector. As of June 30, 2025, we paid $3,972 in cash. There is no contingent consideration related to this acquisition. We recorded goodwill and intangible assets in connection with this acquisition. See Note 5. The historical and pro-forma effects of this acquisition on our operations, contribution to revenue, and net income for the three and six months ended June 30, 2025 were not material.
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2024	$38,949	$3,981	$12,539	$10,836	$66,305
Goodwill acquired during the period	1,565			—	1,565
Currency effects	161		1,412	—	1,573
Balance, June 30, 2025	$40,675	$3,981	$13,951	$10,836	$69,443
Definite-lived intangible assets, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Gross carrying amount	$35,991	33,960
Less - accumulated amortization	(27,246)	(25,146)
Intangible assets, net	$8,745	$8,814

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Asset type	Location	2025	2024	2025	2024
Intangible assets, net	Selling, general and administrative expenses	$595	$537	$1,120	$1,076
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Energy assets (1)	$2,513,364	$2,338,680
Less - accumulated depreciation and amortization	(472,117)	(423,369)
Energy assets, net	$2,041,247	$1,915,311

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Excludes energy assets held for sale. See section below and Note 19 for additional information.

Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2025	2024	2025	2024
Cost of revenues (2)	$23,997	$18,561	$46,839	$35,685

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalized interest	$9,842	$15,578	$17,952	$30,450

The following tables set forth information related to our ARO assets and ARO liabilities:

	Location	June 30, 2025	December 31, 2024
ARO assets, net	Energy assets, net	$5,061	$4,414

ARO liabilities, non-current	Other liabilities	$7,115	$6,136

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense of ARO assets	$31	$66	$106	$110
Accretion expense of ARO liabilities	$108	$88	$216	$154

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	June 30, 2025	December 31, 2024
Operating Leases:
Right-of-use (“ROU”) assets	$77,181	$80,149

Current portions of operating lease liabilities	$7,616	$10,536
Long-term portions of operating lease liabilities	57,547	59,479
Total operating lease liabilities	$65,163	$70,015
Weighted-average remaining lease term	18 years	19 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$24,106	$25,158

Current portions of financing lease liabilities	$702	$637
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	11,967	12,267
Total financing lease liabilities	$12,669	$12,904
Weighted-average remaining lease term	12 years	12 years
Weighted-average discount rate	12.0%	12.0%
The costs related to our leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Leases:
Operating lease costs	$3,189	$3,176	$6,512	$6,232

Financing Leases:
Amortization expense	526	526	1,052	1,052
Interest on lease liabilities	391	389	777	781

Total lease costs	$4,106	$4,091	$8,341	$8,065

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$8,665	$9,682
ROU assets obtained in exchange for new operating lease liabilities (1)	$1,563	$13,573

(1) Includes non-monetary lease transactions of $0 and $10,378 in 2025 and 2024, respectively. See disclosure below for additional information.
The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2025	$6,214	$1,127
2026	10,268	2,054
2027	9,022	1,922
2028	7,601	1,955
2029	5,617	1,892
Thereafter	72,774	14,044
Total lease payments	111,496	22,994
Less: interest	46,333	10,325
Present value of lease liabilities	$65,163	$12,669
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or ROU liability. The estimated net present value of this commitment totals $40,335 as of June 30, 2025. We will provide IKCPs over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and liability will be recorded, which we estimate to be in late 2025 or early 2026.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration are based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Financing Leases
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $114 for the three and six months ended June 30, 2025 and 2024, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	June 30, 2025	December 31, 2024
Senior secured corporate revolving credit facility (1)	$103,000	$135,000
Senior secured corporate term loans	97,500	13,000
Second lien corporate term loan	100,000	100,000
Energy asset construction facilities (2)	520,303	339,209
Energy asset operating facilities (2)	639,731	674,704
Other financing facilities (3)	397,456	399,370
Financing lease liabilities (4)	12,669	12,904
Total debt and financing lease liabilities	1,870,659	1,674,187
Less: current maturities	160,578	149,363
Less: unamortized discount and debt issuance costs	48,242	40,924
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,661,839	$1,483,900

(1) At June 30, 2025, funds of $9,797 were available for borrowing under this facility.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of June 30, 2025, the interest rates were 6.85% and 7.48% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2,345 in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180,000 and $13,000 were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
April 2025 Senior Secured Notes, 6.72%, due September 30, 2045 and Term Shelf Note
On April 30, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes of $78,000 to finance a battery energy storage asset in development, with a maturity date of September 30, 2045, and a fixed interest rate of 6.72% per annum. Gross proceeds from the initial issuance on April 30, 2025 were $67,708 with the remaining $10,291 issued on June 27, 2025. At closing, we incurred $3,126 in lenders fees and debt issuance costs. In connection with this note, we recorded one derivative instrument for make-whole provisions with an initial value of $3,040 which was recorded as debt discount. The agreement also includes a 20-year term $300,000 private shelf facility, as well as the ability to issue series B notes with a maturity date of September 30, 2045 on or before December 31, 2025. As part of this transaction, we signed a tax credit transfer agreement for the investment tax credits associated with the BESS asset. Upon the asset achieving commercial operations, we will receive proceeds from the ITC transfer and a $30,000 prepayment on the note purchase agreement will be required.
May 2025, Term Loan, 6.62%, due December 31, 2037
On May 27, 2025, we entered into a term loan agreement which provided a term loan in a principal amount of $12,221 with a maturity date of December 31, 2037. The term loan bears a fixed interest rate of 6.62%. Interest is payable quarterly. At closing, we incurred $402 in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $8,273 were used to pay a portion of the October 2012 term loan. In connection with this term loan we recorded one derivative instrument for a make-whole provision with an initial value of $347 which was recorded as debt discount.
See Note 12 for additional information about the derivative instruments.
October 2012, Term Loan, 6.87%, due June 30, 2025
On May 27, 2025, we paid off the term loan with a balance of $31,086, partially with $8,273 from the May 2025 term loan proceeds and the remainder with working capital cash. With this debt termination, we also terminated four interest rate swap contracts that were not previously designated as hedged instruments.
October 2022, Financing Facility, 6.70%, due August 31, 2039
On May 27, 2025 we entered into an omnibus amendment as part of a tax credit transfer agreement for investment tax credits. The amendment required a $7,000 principal payment, which was made during the three months ended June 30, 2025. During the six months ended June 30, 2025, we made no additional draw downs and at June 30, 2025, $345,173 was outstanding under this facility, net of unamortized debt discount and issuance costs.
August 2023, Construction Credit Facility, 8.32%, due December 15, 2027
During the six months ended June 30, 2025, we drew an additional $138,655, paid down $60,213, and at June 30, 2025, $390,574 was outstanding under this facility, net of unamortized debt discount and issuance costs. The Powin bankruptcy triggered a default under this facility, requiring us to move the project associated with the battery payment deposits we made to Powin out of this facility. We subsequently received a waiver effective July 31, 2025 of this default as well as of a default of certain lien provisions under the facility.
June 2020, Construction Credit Facility, 5.93%, due March 31, 2026
During the six months ended June 30, 2025, we entered into an amendment to extend this revolver, and the current maturity date is March 31, 2026.
During the three months ended June 30, 2025, there were no additional draw downs and as of June 30, 2025, $19,205 was outstanding and $80,795 was available for borrowing.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the six months ended June 30, 2025, we entered into an amended and restated participation agreement which extended the participation date from June 30, 2025 to March 31, 2026. During the three months ended June 30, 2025, we were default of certain lien provisions of this agreement. On June 30, 2025, we received a waiver of this default.
We sold and leased back five energy assets for $18,946 in cash proceeds under this facility during the six months ended June 30, 2025.
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
9. INCOME TAXES
We recorded an income tax benefit of $2,900 and $0 for the three months ended June 30, 2025 and 2024, respectively. We recorded an income tax benefit of $1,712 and $0 for the six months ended June 30, 2025 and 2024, respectively.
The effective tax rate benefit was 23.0% for the three months ended June 30, 2025, compared to the effective tax rate of 0.0% for the three months ended June 30, 2024. The effective tax rate benefit was 20.9% for the six months ended June 30, 2025, compared to effective tax rate of 0.0% for the six months ended June 30, 2024. The principal reasons for the lower effective rate for the three months and six months ended June 30, 2025 is due to the effects of higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025 and effects of foreign earnings, offset by a lower Section 179D Energy Efficient Building deduction.
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
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather, and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. On August 30, 2024, we reached an agreement with SCE on the substantial completion of two out of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting a set-off of liquidated damages for these two projects. The agreement confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters, and our view continues to be that liquidated damages should not be applied. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $1,614 at December 31, 2024. As of June 30, 2025, the EBITDA targets and maximum cumulative earn-out were achieved, and the fair value of the remaining contingent consideration increased by $71 to $1,685. A payment of $1,685 was made as of June 30, 2025. See Note 11 for additional information.
Powin LLC
On June 10, 2025, Powin LLC (“Powin”), one of our BESS suppliers, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Ameresco paid Powin $26,683 in deposits for transactions that never materialized and are recorded within other assets in the accompanying condensed consolidated balance sheets. We are actively monitoring the proceedings, and the range of loss is between $0 and $26,683. Since it is early in the bankruptcy proceedings a loss cannot be reasonably estimated, therefore, no loss has been accrued at this time.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	June 30, 2025	December 31, 2024
Assets:
Interest rate swap instruments	2	$757	$5,096
Liabilities:
Interest rate swap instruments	2	$278	$—
Make-whole provisions	2	14,992	15,574
Contingent consideration	3	—	1,614
Total liabilities		$15,270	$17,188

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	June 30, 2025	December 31, 2024
Contingent consideration liability balance at the beginning of period	$1,614	$1,465
Changes in fair value included in earnings	71	149
Payment of contingent consideration	(1,685)	—
Contingent consideration liability balance at the end of period	$—	$1,614
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of June 30, 2025		As of December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,801,014	$1,809,748	$1,618,208	$1,620,359
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the six months ended June 30, 2025 and the year ended December 31, 2024.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of June 30, 2025 or December 31, 2024.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		June 30, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$757	$1,556
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	$3,540
Interest rate swap contracts	Other liabilities	$278	$—
Make-whole provisions	Other liabilities	$14,992	$15,574
During the six months ended June 30, 2025, in connection with the payment in full of the October 2012 Term Loan, we terminated the related interest rate swap contracts that were not designated as hedging instruments and received $2,808 in proceeds upon settlement. We also added 2 embedded derivatives for make-whole provisions with an initial fair value totaling $3,387. See Note 8 for additional information about the financings.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss):

		Amount of (Gain) Loss Recognized in Net Income (Loss)
	Location of (Gain) Loss Recognized in Net Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(97)	$(271)	$(204)	$(547)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$84	$(229)	$1,011	$(1,331)
Make-whole provisions	Other expenses, net	$(4,386)	$(1,380)	$(3,978)	$(2,637)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Six Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$1,140
Unrealized loss recognized in AOCI	(426)
Gain reclassified from AOCI to other expenses, net	(204)
Loss on derivatives	(630)
Accumulated gain in AOCI at the end of the period	$510
The following tables present all of our active derivative instruments as of June 30, 2025:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$111
Make-whole provisions	Liability	August 2016	April 2031	$15
Make-whole provisions	Liability	April 2017	February 2034	$8
Make-whole provisions	Liability	November 2020	December 2027	$5
Make-whole provisions	Liability	October 2011	May 2028	$—
Make-whole provisions	Liability	May 2021	April 2045	$55
Make-whole provisions	Liability	March 2023	December 2047	$1,538
Make-whole provisions	Liability	June 2022	March 2042	$681
Make-whole provisions	Liability	July 2021	March 2046	$1,848
Make-whole provisions	Liability	April 2024	June 2042	$7,545
Make-whole provisions	Liability	April 2024	June 2042	$787
Make-whole provisions	Liability	April 2025	September 2045	$2,191
Make-whole provisions	Liability	May 2025	December 2037	$208

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	June 30, 2025 (1)			December 31, 2024 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$76	$21,522	$21,598	$89	$8,691	$8,780
Restricted cash	—	11,183	11,183	—	—	—
Accounts receivable, net	—	15,318	15,318	—	14,607	14,607
Unbilled revenue	419	62,054	62,473	230	4,040	4,270
Prepaid expenses and other current assets	30	9,067	9,097	30	7,089	7,119
Income taxes receivable	—	1,982	1,982	—	672	672
Total VIE current assets	525	121,126	121,651	349	35,099	35,448
Energy assets, net	22,772	84,104	106,876	23,538	98,876	122,414
Deferred income tax assets, net	—	2,349	2,349	—	—	—
Intangible assets, net	—	—	—	—	20	20
Right-of-use assets, net	464	—	464	471	—	471
Restricted cash, non-current portion	—	1,746	1,746	—	—	—
Other assets	—	107	107	—	195	195
Total VIE assets	$23,761	$209,432	$233,193	$24,358	$134,190	$158,548
Current portions of long-term debt and financing lease liabilities	$—	$25,773	$25,773	$—	$—	$—
Accounts payable	15	60,987	61,002	27	5,140	5,167
Accrued expenses and other current liabilities	13	2,323	2,336	25	577	602
Current portions of operating lease liabilities	13	—	13	13	—	13
Deferred revenue	—	14,173	14,173	—	10,063	10,063
Income taxes payable	—	414	414	—	526	526
Total VIE current liabilities	41	103,670	103,711	65	16,306	16,371
Long-term operating lease liabilities, net of current portion	472	—	472	500	—	500
Total VIE liabilities	$513	$103,670	$104,183	$565	$16,306	$16,871

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in an energy asset, thus forming a joint venture, and we received $28,864 in cash. We also received additional contributions totaling $6,543 during the year ended December 31, 2024 and $3,799 during the six months ended June 30, 2025.
Equity and Cost Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets, and our pro rata share of net income or loss is included in earnings from unconsolidated entities on the condensed consolidated statements of income (loss).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	June 30, 2025	December 31, 2024
Equity and cost method investments	$42,983	$16,987
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
We had one investment fund remaining as of June 30, 2025 and December 31, 2024.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both June 30, 2025 and December 31, 2024, the remaining redeemable non-controlling interest was reported at its carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$12,864	$5,010	$7,381	$2,073
Adjustment for accretion of tax equity financing fees	(27)	(27)	(54)	(54)
Income attributable to common shareholders	$12,837	$4,983	$7,327	$2,019
Denominator:
Basic weighted-average shares outstanding	52,638	52,355	52,591	52,322
Effect of dilutive securities: (1)
Stock options	183	758	306	694
Diluted weighted-average shares outstanding	52,821	53,113	52,897	53,016
Net Income per share attributable to common shareholders:
Basic	$0.24	$0.10	$0.14	$0.04
Diluted	$0.24	$0.09	$0.14	$0.04

Potentially dilutive shares (1)	3,649	2,228	2,566	2,092

(1) Dilutive securities and potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the three and six months ended June 30, 2025, and employee

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
stock purchase plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,750	$3,678	$6,595	$6,704
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income (loss). As of June 30, 2025, there was $27,735 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.8 years. This includes $4,236 of unrecognized compensation expense related to PSOs based on our current assessment of probability. There is an additional $7,646 of unrecognized compensation expense if the PSOs were to achieve 100% probability.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the six months ended June 30, 2025, we granted 1,388 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a three or five-year period. We also granted awards of 137 RSUs to certain employees and directors under our 2020 Plan. RSUs for directors cliff vest after one year and RSUs for employees vest 25% every six months for two years. We did not grant awards to individuals who were not either an employee or director of ours during the six months ended June 30, 2025 and 2024.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Three Months Ended June 30, 2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$211,185	$59,644	$42,819	$141,884	$16,752		$472,284
Cost of revenues	175,894	49,338	35,296	127,871	10,527		398,926
Gross profit	35,291	10,306	7,523	14,013	6,225		73,358
Add:
Earnings from unconsolidated entities	34	—	—	116	—	—	150
Less:
Selling, general and administrative expenses	14,501	3,704	1,439	5,245	3,519	17,326	45,734
(Gain) loss on derivatives	(4,246)	179	(235)	—	—	—	(4,302)
Interest expense, net of interest income	3,683	803	8,079	927	—	6,397	19,889
Other expense (income)	275	177	142	974	—	(1,999)	(431)
Income (loss) before income taxes	$21,112	$5,443	$(1,902)	$6,983	$2,706	$(21,724)	$12,618
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	10,685	4,894	8,574	585	32	429	25,199
Amortization of debt discount & debt issuance costs (1)	585	177	142	—	—	494	1,398

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

Three Months Ended June 30, 2024
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$208,131	$86,737	$45,852	$73,059	$24,203		$437,982
Cost of revenues	183,695	72,925	34,675	65,430	16,088		372,813
Gross profit	24,436	13,812	11,177	7,629	8,115		65,169
Add:
Earnings from unconsolidated entities	9	1	—	—	—	—	10
Less:
Selling, general and administrative expenses	13,829	2,983	468	4,730	5,189	17,027	44,226
(Gain) loss on derivatives	(1,381)	(231)	3	—	—	—	(1,609)
Interest expense, net of interest income	2,514	1,416	5,749	859	—	4,271	14,809
Other expense	640	261	111	207	6	1,334	2,559
Income (loss) before income taxes	$8,843	$9,384	$4,846	$1,833	$2,920	$(22,632)	$5,194
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	8,796	2,859	7,019	514	716	471	20,375
Amortization of debt discount & debt issuance costs (1)	501	259	112	—	—	468	1,340

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Six Months Ended June 30, 2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$389,445	$84,891	$80,994	$238,541	$31,242		$825,113
Cost of revenues	331,098	67,139	65,157	215,716	20,726		699,836
Gross profit	58,347	17,752	15,837	22,825	10,516		125,277
Add:
Earnings from unconsolidated entities	55	—	—	356	—	—	411
Less:
Selling, general and administrative expenses	27,210	6,439	2,123	10,221	6,978	31,251	84,222
(Gain) loss on derivatives	(3,837)	733	137	—	—	—	(2,967)
Interest expense, net of interest income	7,304	1,646	16,153	892	—	12,348	38,343
Other (income) expense	(1,520)	355	261	1,651	1	(2,858)	(2,110)
Income (loss) before income taxes	$29,245	$8,579	$(2,837)	$10,417	$3,537	$(40,741)	$8,200
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	21,041	9,765	16,274	1,109	62	888	49,139
Amortization of debt discount & debt issuance costs (1)	1,166	355	261	—	—	1,067	2,849

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

Six Months Ended June 30, 2024
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$346,416	$147,627	$78,711	$117,181	$46,453		$736,388
Cost of revenues	303,516	123,799	60,383	105,790	30,738		624,226
Gross profit	42,900	23,828	18,328	11,391	15,715		112,162
Add:
Earnings from unconsolidated entities	13	552	—	—	—	—	565
Less:
Selling, general and administrative expenses	25,589	6,209	954	7,927	10,346	32,756	83,781
Gain on derivatives	(2,637)	(1,026)	(305)	—	—	—	(3,968)
Interest expense, net of interest income	4,211	2,191	11,431	1,776	—	9,435	29,044
Other expense	1,314	265	226	447	18	2,584	4,854
Income (loss) before income taxes	$14,436	$16,741	$6,022	$1,241	$5,351	$(44,775)	$(984)
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	16,870	4,875	14,215	1,010	1,312	931	39,213
Amortization of debt discount & debt issuance costs (1)	904	264	227	—	—	927	2,322

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain on derivatives	$(4,302)	$(1,609)	$(2,967)	$(3,968)
Interest expense, net of interest income	19,889	14,809	38,343	29,044
Amortization of debt discount and debt issuance costs	1,398	1,340	2,849	2,322
Foreign currency transaction (gain) loss	(2,980)	546	(4,431)	1,678
Other expense (income)	1,151	673	(528)	854
Other expenses, net	$15,156	$15,759	$33,266	$29,930
19. ASSETS HELD FOR SALE
As of June 30, 2025, we determined that there were three energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. The carrying value of these assets was $1,741, with liabilities directly associated with assets classified as held for sale of $793 as of June 30, 2025.
Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.
The table below reflects the assets and liabilities associated with assets held for sale by segment:

	June 30, 2025			December 31, 2024
Balance Sheet Location	North America Regions	U.S. Federal	Total	North America Regions	U.S. Federal	Total
Other assets	$721	$401	$1,122	$7,778	$401	$8,179
Right-of-use assets, net	619	—	619	193	—	193
Assets classified as held for sale	$1,340	$401	$1,741	$7,971	$401	$8,372

Accounts payable	$157	$—	$157	$482	$—	$482
Current portions of operating lease liabilities	—	—	—	11	—	11
Deferred revenue	—	—	—	60	—	60
Long-term operating lease liabilities, net of current portion	636	—	636	218	—	218
Liabilities directly associated with assets classified as held for sale	$793	$—	$793	$771	$—	$771

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
Key Factors and Trends
Regulatory Environment and Federal Policies
Federal policies play an important role in our business and we benefit from regulatory measures and various clean energy tax incentives, including those implemented under the Inflation Reduction Act (the “IRA”). These credits were modified by the One Big Beautiful Bill Act (the “OBBB”), which was enacted on July 4, 2025.

Among other provisions, the OBBB introduces new timing requirements for solar-only projects seeking eligibility for Investment Tax Credits (the “ITC”) under Section 48 of the Internal Revenue Code (the “Code”). To qualify, such projects must commence construction by July 4, 2026, and be placed in service by December 31, 2027. The OBBB also phases down ITCs for energy storage projects beginning in 2034, with a complete phase-out by 2036. Additionally, it increases the requirements for the domestic content bonus credit and introduces new compliance obligations under the Foreign Entity of Concern (“FEOC”) provisions for solar and energy storage projects beginning construction in 2026. On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days regarding the “beginning of construction” criteria applicable to clean energy projects and mandating implementation of the FEOC restrictions under the OBBB.
These legislative and regulatory developments may adversely impact our eligibility for certain tax credits, the attractiveness of our solar and energy storage system offerings, and overall demand for our products. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position.
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
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, such as the impact of tariffs, supply chain challenges, the wars in Ukraine and the Middle East, evolving relations between the U.S. and China, and other geopolitical tensions. Import duties, tariffs and other import restrictions, including the Uyghur Forced Labor Protection Act, restrict the global supply of, and raise prices for, supplies needed for our business. In addition, tariffs and trade restrictions that have been introduced and may be introduced as part of the 'America First' trade policy may further increase the cost of components needed for our offerings and may strain trade relations, create inflationary pressures and cause additional supply chain disruptions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including increases in costs for logistics and supply chains, intermittent supplier delays, and shortages of certain components needed for our business, such as electrical equipment, steel and aluminum as well as BESS equipment or components required for our projects and clean energy solutions may continue or become more pronounced.
During the six months ended June 30, 2025, we continued to face supply chain disruptions and varying levels of inflation driven by macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain projects and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the six months ended June 30, 2025. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
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
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (the “SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”). On August 30, 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting both an offset of liquidated damages which are still in dispute and $3 million that SCE withheld for additional work SCE required. Upon final acceptance of these two projects, we will invoice SCE for the remaining final acceptance milestone payments for these projects. We have provided SCE notice for substantial completion of the third project and are in discussions with SCE to reach agreement on the achievement of this milestone. We continue to expect all three projects to be finalized this year.
The August 2024 agreement with SCE confirmed that the final resolution related to our obligation to pay the liquidated damages withheld and the applicability and scope of any force majeure relief as well as any cost recovery we may be entitled to remain subject to dispute. We are continuing discussions with SCE on these matters, and our view continues to be that liquidated damages should not be applied. If we fail to come to an agreement with SCE about the applicability and scope of force majeure relief and liquidated damages, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
During the six months ended June 30, 2025, we granted 1,388,000 common stock options and 136,770 restricted stock units (“RSUs”) to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $27.7 million at June 30, 2025, compared to $28.0 million at December 31, 2024, and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of June 30,
(In Thousands)	2025	2024
Project Backlog
Fully-contracted backlog	$2,415,369	$1,650,562
Awarded, not yet signed customer contracts	2,688,537	2,762,481
Total project backlog	$5,103,906	$4,413,043
12-month project backlog	$1,219,471	$817,369

O&M Backlog
Fully-contracted backlog	$1,346,352	$1,185,890
12-month O&M backlog	$101,272	$89,773
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
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.25 billion and $2.34 billion, net of amount attributable to a non-controlling interest at June 30, 2025 and 2024, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel, which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income (loss) for the periods indicated:

	Three Months Ended June 30,
	2025		2024		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$472,284	100.0%	$437,982	100.0%	$34,302	7.8%
Cost of revenues	398,926	84.5%	372,813	85.1%	26,113	7.0%
Gross profit	73,358	15.5%	65,169	14.9%	8,189	12.6%
Earnings from unconsolidated entities	150	—%	10	—%	140	1,400.0%
Selling, general and administrative expenses	45,734	9.7%	44,226	10.1%	1,508	3.4%
Operating income	27,774	5.9%	20,953	4.8%	6,821	32.6%
Other expenses, net	15,156	3.2%	15,759	3.6%	(603)	(3.8)%
Income before income taxes	12,618	2.7%	5,194	1.2%	7,424	142.9%
Income tax benefit	(2,900)	(0.6)%	—	—%	2,900	100.0%
Net income	15,518	3.3%	5,194	1.2%	10,324	198.8%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(2,654)	(0.6)%	(184)	—%	(2,470)	(1,342.4)%
Net income attributable to common shareholders	$12,864	2.7%	$5,010	1.1%	$7,854	156.8%
Our results of operations for the three months ended June 30, 2025 are due to the following:
•Revenues: total revenues for the three months ended June 30, 2025 increased over 2024 primarily due to a $27.3 million, or 8%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, and a $9.5 million, or 18% increase in energy asset revenue resulting from the continued growth of our operating portfolio.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended June 30, 2025 increased from 2024 primarily due to increases in payroll and related benefits and restructuring charges and professional fees, partially offset by lower miscellaneous other charges.
•Other Expenses, Net: Other expenses, net for the three months ended June 30, 2025 decreased over 2024 primarily due to increased gains from derivatives transactions of $2.7 million and gains from foreign currency transactions of $3.0 million compared to losses of $0.5 million last year, partially offset by higher interest expenses, net of $5.1 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. We expect the effective tax rate benefit will be lower in 2025 as compared to 2024 primarily due to higher profit over fixed tax benefits, including lower investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025 and lower Section 179D Energy Efficient Building deduction, offset by the effects of foreign earnings.
•Net Earnings Per Share: Net income increased due to the reasons described above. Basic and diluted earnings per share for the three months ended June 30, 2025 were $0.24, an increase of $0.14 per share compared to the same period of 2024.

	Six Months Ended June 30,
	2025		2024		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$825,113	100.0%	$736,388	100.0%	$88,725	12.0%
Cost of revenues	699,836	84.8%	624,226	84.8%	75,610	12.1%
Gross profit	125,277	15.2%	112,162	15.2%	13,115	11.7%
Earnings from unconsolidated entities	411	—%	565	0.1%	(154)	(27.3)%
Selling, general and administrative expenses	84,222	10.2%	83,781	11.4%	441	0.5%
Operating income	41,466	5.0%	28,946	3.9%	12,520	43.3%
Other expenses, net	33,266	4.0%	29,930	4.1%	3,336	11.1%
Income (loss) before income taxes	8,200	1.0%	(984)	(0.1)%	9,184	933.3%
Income tax benefit	(1,712)	(0.2)%	—	—%	1,712	100.0%
Net income (loss)	9,912	1.2%	(984)	(0.1)%	10,896	1,107.3%
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(2,531)	(0.3)%	3,057	0.4%	(5,588)	(182.8)%
Net income attributable to common shareholders	$7,381	0.9%	$2,073	0.3%	$5,308	256.1%
Our results of operations for the six months ended June 30, 2025 are due to the following:
•Revenues: total revenues for the six months ended June 30, 2025 increased over 2024 primarily due to a $ 75 million, or 14%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, and a $23.0 million, or 24% increase in energy asset revenue resulting from the continued growth of our operating portfolio.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues remained stable.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the six months ended June 30, 2025 increased from 2024 primarily due to increases in payroll and related benefits, restructuring charges and professional fees, partially offset by lower other miscellaneous charges and an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
•Other Expenses, Net: Other expenses, net for the six months ended June 30, 2025 increased over 2024 primarily due to higher interest expenses, net of $9.3 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates, partially offset by gains from foreign currency transactions of $4.4 million compared to losses of $1.7 million last year.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. We expect the effective tax rate benefit will be lower in 2025 as compared to 2024 primarily due to higher profit over fixed tax benefits, including lower investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025 and lower Section 179D Energy Efficient Building deduction, offset by the effects of foreign earnings.
•Net Earnings Per Share: Net income increased due to the reasons described above. This year there is net income attributable to non-controlling interests and redeemable non-controlling interests compared to a loss in the prior year. Basic and diluted earnings per share for the six months ended June 30, 2025 were $0.14, an increase of $0.10 per share compared to the same period of 2024.
Business Segment Analysis
Our reportable segments three and six months ended June 30, 2025 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and six-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
North America Regions	$211,185	$208,131	$3,054	1.5%	$389,445	$346,416	$43,029	12.4%
U.S. Federal	59,644	86,737	(27,093)	(31.2)	84,891	147,627	(62,736)	(42.5)
Renewable Fuels	42,819	45,852	(3,033)	(6.6)	80,994	78,711	2,283	2.9
Europe	141,884	73,059	68,825	94.2	238,541	117,181	121,360	103.6
All Other	16,752	24,203	(7,451)	(30.8)	31,242	46,453	(15,211)	(32.7)
Total revenues	$472,284	$437,982	$34,302	7.8%	$825,113	$736,388	$88,725	12.0%
•North America Regions: revenues increased during the three months ended June 30, 2025 primarily due to increased energy assets revenue resulting from the continued growth of our operating portfolio, higher O&M and consulting revenue, partially offset by decreased project revenues. The increased revenues during the six months ended June 30, 2025 is primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects and higher energy asset revenue.
•U.S. Federal: the decrease in revenue versus the prior year is primarily due to lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects and the reversal of previously recognized revenue as it was determined that the closing of a sale of a solar photovoltaic energy project was no longer probable.
•Renewable Fuels: revenues decreased during the three months ended June 30, 2025 primarily due to decreased project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs, partially offset by increased energy asset revenues resulting from the continued growth of our operating portfolio. The increased revenues during the six months ended June 30, 2025 is primarily due to an increase in energy asset revenues resulting from the continued growth of our operating portfolio and increased production levels partially offset by lower project revenue.
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
Income (Loss) before Taxes and Unallocated Corporate Activity

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
North America Regions	$21,112	$8,843	$12,269	138.7%	$29,245	$14,436	$14,809	102.6%
U.S. Federal	5,443	9,384	(3,941)	(42.0)	8,579	16,741	(8,162)	(48.8)
Renewable Fuels	(1,902)	4,846	(6,748)	(139.2)	(2,837)	6,022	(8,859)	(147.1)
Europe	6,983	1,833	5,150	281.0	10,417	1,241	9,176	739.4
All Other	2,706	2,920	(214)	(7.3)	3,537	5,351	(1,814)	(33.9)
Unallocated corporate activity	(21,724)	(22,632)	908	4.0	(40,741)	(44,775)	4,034	9.0
Income (loss) before taxes	$12,618	$5,194	$7,424	142.9%	$8,200	$(984)	$9,184	933.3%
•North America Regions: the increase is primarily due to the increased revenues noted above, increased gains on derivatives, partially offset by higher interest expenses, net.
•U.S. Federal: the decrease is primarily due to the lower revenues noted above.
•Renewable Fuels: the decrease is primarily due to higher interest expenses and increased depreciation expense.

•Europe: the increase is primarily due to the increased revenues noted above, partially offset by higher SG&A expenses.
•All Other: the decrease is primarily due to the divestiture of an energy technology and advisory services company in the fourth quarter of 2024.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity decreased primarily due to foreign currency transaction gains this year versus losses last year and an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024, partially offset by higher interest expenses, net.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least August 2026 and thereafter.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of June 30, 2025, the interest rates were 6.85% and 7.48% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2.3 million in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180.0 million and $13.0 million were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
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

As of June 30, 2025, the balance on the senior secured term loans was $97.5 million, the balance on the senior secured revolving credit facility was $103.0 million, and we had funds available of $9.8 million.
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
On April 30, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes of $78.0 million to finance a battery energy storage asset in development, with a maturity date of September 30, 2045, and a fixed interest rate of 6.72% per annum. Gross proceeds from the initial issuance on April 30, 2025 were $67.7 million and the remaining balance of $10.3 million was issued on June 27, 2025. The agreement also includes a 20-year term $300.0 million private shelf facility as well as the ability to issue series B notes on or before December 31, 2025. As part of this transaction, we signed a tax credit transfer agreement for the investment tax credits associated with the BESS asset. Upon the asset achieving commercial operations, we will receive payment for the ITC transfer and a $30.0 million prepayment on the note purchase agreement will be required.
During the six months ended June 30, 2025, we drew an additional $138.7 million and paid down $60.2 million on our August 2023 Construction Credit Facility. The Powin bankruptcy triggered a default under this facility, requiring us to move the project associated with the battery payment deposits we made to Powin out of this facility. We subsequently received a waiver effective July 31, 2025 of this default as well as of a default of certain lien provisions under the facility.
We also paid off our October 2012, Term Loan in the amount of $31.1 million, partially with $8.3 million in proceeds from our new $12.2 million May 2025, Term Loan and the remainder from working capital.
Other Financing Facilities and Financing Leases
During the six months ended June 30, 2025, we sold and leased back five energy assets for $18.9 million in cash proceeds under our master sale-leaseback agreements. During the three months ended June 30, 2025, we were default of certain lien provisions of this agreement. On June 30, 2025, we received a waiver of this default.
As of June 30, 2025, we were in default under our December 2020 Master Sale-leaseback agreement as we had failed to satisfy the historical coverage ratio under this agreement. On May 5, 2025, we received a waiver of this default.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $550.6 million as of June 30, 2025. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $35.4 million during the six months ended June 30, 2025, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $36.7 million during the six months ended June 30, 2025. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
(In Thousands)	2025	2024	$ Change
Cash flows from operating activities	$(55,177)	$74,131	$(129,308)
Cash flows from investing activities	(176,033)	(233,212)	57,179
Cash flows from financing activities	221,935	238,435	(16,500)
Effect of exchange rate changes on cash	2,914	70	2,844
Total net cash flows	$(6,361)	$79,424	$(85,785)
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the six months ended June 30, 2025 decreased over the same period last year primarily due to increases in cash outflows of $156.9 million in accounts payable, accrued expenses and other current liabilities, $39.8 million in deferred revenue, and $41.9 million in prepaid expenses and other current assets, partially offset by increases in cash inflows of $46.3 million in unbilled revenue (costs and estimated earnings in excess of billings) due to the timing of when certain projects are invoiced when compared to the prior year period and $6.8 million in accounts receivable.
Cash Flows from Investing Activities
During the six months ended June 30, 2025 we made capital investments of $208.1 million in new energy assets and $10.1 million in major maintenance of energy assets compared to $227.4 million and $10.5 million, respectively, in 2024.
We currently plan to invest approximately $150 million to $200 million in additional capital expenditures during the remainder of 2025, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the six months ended June 30, 2025 were proceeds from energy asset financings of $290.2 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $35.2 million, partially offset by payments on long-term debt and debt fees of $176.5 million, and net payments on our senior secured revolving credit facility of $32.0 million.
Our primary sources of financing for the six months ended June 30, 2024 were proceeds from energy asset financings of $259.3 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $125.4 million, net proceeds from our senior secured revolving credit facility of $34.9 million, contributions from a non-controlling interest of $30.8 million, partially offset by payments on long-term debt and debt fees of $213.0 million, and payments on seller’s promissory note of $29.4 million.

We currently plan additional project financings of approximately $100 million to $150 million during the remainder of 2025 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2024 Form 10-K.
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
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended June 30, 2025. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of June 30, 2025, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted or terminated by our directors and officers during the quarter ended June 30, 2025, that are either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Mark A. Chiplock, Executive Vice President, Chief Financial Officer	Adoption (June 5, 2025)	Rule 10b5-1 Trading Plan	Sale	Until May 1, 2026 or such earlier date upon which all transactions are completed or expire without execution	58,998

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
3.1
Certificate of Amendment to the Restated Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 10, 2025 and incorporated herein by reference.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	August 5, 2025	By:	/s/ Mark Chiplock
Mark Chiplock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (duly authorized and principal financial officer)