Form 10-Q
period 2025-09-30
Ameresco, Inc.
filed 2025-11-04
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 30, 2025
Class A Common Stock, $0.0001 par value per share	34,797,456
Class B Common Stock, $0.0001 par value per share	18,000,000

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September, 30 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	43
Item 6. Exhibits	45
Signatures	46

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$94,551	$108,516
Restricted cash (1)	98,504	69,706
Accounts receivable, net of allowance of $1,022 and $845, respectively (1)	253,793	256,961
Accounts receivable retainage, net	48,846	39,843
Unbilled revenue (1)	691,316	644,105
Inventory, net	12,785	11,556
Prepaid expenses and other current assets (1)	189,747	145,906
Income taxes receivable	3,603	1,685
Project development costs, net	27,351	22,856
Total current assets (1)	1,420,496	1,301,134
Federal ESPC receivable	516,326	609,128
Property and equipment, net (1)	9,848	11,040
Energy assets, net (1)	2,117,460	1,915,311
Deferred income tax assets, net	76,348	56,523
Goodwill, net	69,245	66,305
Intangible assets, net	8,109	8,814
Right-of-use assets, net (1)	76,371	80,149
Restricted cash, non-current portion (1)	22,541	20,156
Other assets (1)	109,666	89,948
Total assets (1)	$4,426,410	$4,158,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$167,083	$149,363
Accounts payable (1)	569,600	529,338
Accrued expenses and other current liabilities (1)	105,829	107,293
Current portions of operating lease liabilities (1)	8,062	10,536
Deferred revenue	87,297	91,734
Income taxes payable	1,428	744
Total current liabilities (1)	939,299	889,008
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,716,689	1,483,900
Federal ESPC liabilities	499,074	555,396
Deferred income tax liabilities, net	2,771	2,223
Deferred grant income	5,479	6,436
Long-term operating lease liabilities, net of current portion (1)	56,032	59,479
Other liabilities (1)	111,624	114,454
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	1,556	2,463
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2025 and December 31, 2024 of $285,449 and $158,548, respectively. Includes liabilities of consolidated VIEs at September 30, 2025 and December 31, 2024 of $146,082 and $16,871, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2025	December 31, 2024
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,854,190 shares issued and 34,752,355 shares outstanding at September 30, 2025, 36,603,048 shares issued and 34,501,213 shares outstanding at December 31, 2024	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	390,119	378,321
Retained earnings	678,393	652,561
Accumulated other comprehensive loss, net	(1,067)	(5,874)
Treasury stock, at cost, 2,101,835 shares at September 30, 2025 and December 31, 2024	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,055,662	1,013,225
Non-controlling interests	38,224	31,924
Total stockholders’ equity	1,093,886	1,045,149
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$4,426,410	$4,158,508

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$525,987	$500,873	$1,351,100	$1,237,261
Cost of revenues	441,658	423,734	1,141,494	1,047,960
Gross profit	84,329	77,139	209,606	189,301
Earnings from unconsolidated entities	1,393	159	1,804	724
Selling, general and administrative expenses	43,372	42,139	127,593	125,920
Operating income	42,350	35,159	83,817	64,105
Interest expense and interest income, net	20,485	18,416	58,828	47,460
Other expenses (income), net	3,703	3,053	(1,374)	3,939
Income before income taxes	18,162	13,690	26,363	12,706
Income tax benefit	(3,678)	(3,324)	(5,390)	(3,324)
Net income	21,840	17,014	31,753	16,030
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,308)	585	(5,839)	3,642
Net income attributable to common shareholders	$18,532	17,599	$25,914	$19,672

Net income per share attributable to common shareholders:
Basic	$0.35	$0.34	$0.49	$0.37
Diluted	$0.35	$0.33	$0.49	$0.37
Weighted average common shares outstanding:
Basic	52,716	52,413	52,633	52,352
Diluted	53,370	53,243	53,095	53,098

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2025	2024
Net income	$21,840	$17,014
Other comprehensive (loss) income:
Unrealized loss from interest rate hedges, net of tax	(65)	(1,060)
Foreign currency translation adjustments	(1,085)	2,003
Total other comprehensive (loss) income	(1,150)	943
Comprehensive income	20,690	17,957
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net (income) loss	(3,308)	585
Foreign currency translation adjustments	(157)	54
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,465)	639
Comprehensive income attributable to common shareholders	$17,225	$18,596

	Nine Months Ended September 30,
	2025	2024
Net income	$31,753	$16,030
Other comprehensive (loss) income:
Unrealized loss from interest rate hedges, net of tax	(695)	(446)
Foreign currency translation adjustments	5,594	652
Total other comprehensive income	4,899	206
Comprehensive income	36,652	16,236
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests:
Net (income) loss	(5,839)	3,642
Foreign currency translation adjustments	(92)	36
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(5,931)	3,678
Comprehensive income attributable to common shareholders	$30,721	$19,914

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2025 and 2024
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Non-controlling Interests (“NCI”)	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2024	$43,777	34,402,515	$3	18,000,000	$2	$332,356	$597,930	$(3,800)	2,101,795	$(11,788)	$26,489	$941,192
Exercise of stock options	—	7,500	—	—	—	405	—	—	—	—	—	405
Stock-based compensation expense	—	—	—	—	—	3,664	—	—	—	—	—	3,664
Restricted stock units released	—	32,736	—	—	—	—	—	—	40	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(1,060)	—	—	—	(1,060)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,057	—	—	(54)	2,003
Distributions to RNCI	(130)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	26	—	—	—	—	—	(26)	—	—	—	—	(26)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	2,997	2,997
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(364)	(364)
Net (loss) income	(912)	—	—	—	—	—	17,599	—	—	—	327	17,926
Balance, September 30, 2024	$42,761	34,442,751	$3	18,000,000	$2	$336,425	$615,503	$(2,803)	2,101,835	$(11,788)	$29,395	$966,737

Balance, June 30, 2025	$1,543	34,703,659	$3	18,000,000	$2	$386,214	$659,888	$240	2,101,835	$(11,788)	$36,312	$1,070,871
Exercise of stock options	—	9,000	—	—	—	159	—	—	—	—	—	159
Stock-based compensation expense	—	—	—	—	—	3,746	—	—	—	—	—	3,746
Restricted stock units released	—	39,696	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(65)	—	—	—	(65)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,242)	—	—	157	(1,085)
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	924	924
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(2,491)	(2,491)
Net (loss) income	(14)	—	—	—	—	—	18,532	—	—	—	3,322	21,854
Balance, September 30, 2025	$1,556	34,752,355	$3	18,000,000	$2	$390,119	$678,393	$(1,067)	2,101,835	$(11,788)	$38,224	$1,093,886
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	$46,865	34,277,195	$3	18,000,000	$2	$320,892	$595,911	$(3,045)	2,101,795	$(11,788)	$23,911	$925,886
Exercise of stock options	—	70,089	—	—	—	909	—	—	—	—	—	909
Stock-based compensation expense	—	—	—	—	—	10,368	—	—	—	—	—	10,368
Employee stock purchase plan	—	32,841	—	—	—	990	—	—	—	—	—	990
Restricted stock units released	—	62,626	—	—	—	—	—	—	40	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(446)	—	—	—	(446)
Foreign currency translation adjustment	—	—	—	—	—	—	—	688		—	(36)	652
Distributions to RNCI	(418)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	80	—	—	—	—	—	(80)	—	—	—	—	(80)
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	30,749	33,789
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,367)	(1,367)
Purchase of shares from NCI	—	—	—	—	—	226	—	—	—	—	(23,986)	(23,760)
Net (loss) income	(3,766)	—	—	—	—	—	19,672	—	—	—	124	19,796
Balance, September 30, 2024	$42,761	34,442,751	$3	18,000,000	$2	$336,425	$615,503	$(2,803)	2,101,835	$(11,788)	$29,395	$966,737

Balance, December 31, 2024	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$652,561	$(5,874)	2,101,835	$(11,788)	$31,924	$1,045,149
Exercise of stock options	—	89,178	—	—	—	662	—	—	—	—	—	662
Stock-based compensation expense	—	—	—	—	—	10,341	—	—	—	—	—	10,341
Employee stock purchase plan	—	60,762	—	—	—	795	—	—	—	—	—	795
Restricted stock units released	—	101,202	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(695)	—	—	—	(695)
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,502	—	—	92	5,594
Accretion of tax equity financing fees	82	—	—	—	—	—	(82)	—	—	—	—	(82)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	4,723	4,723
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(5,343)	(5,343)
Net (loss) income	(989)	—	—	—	—	—	25,914	—	—	—	6,828	32,742
Balance, September 30, 2025	$1,556	34,752,355	$3	18,000,000	$2	$390,119	$678,393	$(1,067)	2,101,835	$(11,788)	$38,224	$1,093,886
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$31,753	$16,030
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	72,925	57,352
Depreciation of property and equipment	1,695	3,699
Increase in contingent consideration	71	87
Accretion of ARO liabilities	324	243
Amortization of debt discount and debt issuance costs	4,421	3,764
Amortization of intangible assets	1,754	1,615
Provision for credit losses	189	1,292
(Gain) loss on disposal of assets	(1,299)	515
Non-cash project revenue related to in-kind leases	(6,384)	(2,971)
Earnings from unconsolidated entities	(677)	(724)
Net gain from derivatives	(2,154)	(267)
Stock-based compensation expense	10,341	10,368
Deferred income taxes, net	(7,808)	(3,914)
Unrealized foreign exchange gain	(3,079)	(898)
Changes in operating assets and liabilities:
Accounts receivable	18,543	(64,045)
Accounts receivable retainage	(7,155)	(9,753)
Federal ESPC receivable	(59,717)	(110,841)
Inventory, net	(1,229)	1,664
Unbilled revenue	(61,835)	126,694
Prepaid expenses and other current assets	(41,694)	15,112
Income taxes receivable, net	(1,156)	798
Project development costs	(3,268)	(4,456)
Other assets	(8,218)	(4,664)
Accounts payable, accrued expenses and other current liabilities	17,715	13,511
Deferred revenue	1,877	42,215
Other liabilities	6,600	6,796
Cash flows from operating activities	(37,465)	99,222
Cash flows from investing activities:
Purchases of property and equipment	(217)	(3,053)
Capital investments in energy assets	(283,370)	(341,794)
Capital investments in major maintenance of energy assets	(16,624)	(13,597)
Proceeds from sale of investment tax credits	70,788	—
Net proceeds from equity method investments	—	13,091
Contributions to equity method investments	(24,264)	(10,442)
Grant award received on energy asset	—	403
Acquisitions, net of cash received	(4,595)	—
Cash flows from investing activities	(258,282)	(355,392)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Payments on long-term corporate debt financings	$(16,750)	$(68,750)
Proceeds from long-term corporate debt financings	100,000	100,000
Payments on senior secured revolving credit facility, net	(25,000)	(33,400)
Proceeds from long-term energy asset debt financings	367,329	563,598
Payments on long-term energy asset debt and financing leases	(192,460)	(372,853)
Proceeds from termination of interest rate swaps	2,808	—
Payment on seller's promissory note	—	(41,941)
Payments of debt discount and debt issuance costs	(7,411)	(10,114)
Proceeds from Federal ESPC projects	82,034	129,399
Net (payments) proceeds from energy asset receivable financing arrangements	(415)	5,216
Proceeds from exercises of options and ESPP	1,457	1,899
Contributions from non-controlling interests	4,723	33,789
Distributions to non-controlling interest	(5,343)	(1,367)
Distributions to redeemable non-controlling interests, net	—	(418)
Cash flows from financing activities	310,972	305,058
Effect of exchange rate changes on cash	1,993	1,827
Net increase in cash, cash equivalents, and restricted cash	17,218	50,715
Cash, cash equivalents, and restricted cash, beginning of period	198,378	153,676
Cash, cash equivalents, and restricted cash, end of period	$215,596	$204,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,436	$80,172
Cash paid for income taxes	$4,161	$1,946
Non-cash Federal ESPC settlement	$138,714	$143,936
Accrued purchases of energy assets	$81,580	$53,696
Non-cash financing for energy asset project acquisition	$—	$32,500
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results which may be expected for the full year. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our annual report on Form 10-K (“2024 Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2025.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for credit losses, beginning of period	$858	$2,060	$845	$903
Charges to costs and expenses, net	180	81	189	1,292
Account write-offs and other	(16)	(77)	(12)	(131)
Allowance for credit losses, end of period	$1,022	$2,064	$1,022	$2,064
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	September 30, 2025	December 31, 2024
Other receivables	$35,419	$16,336
Deferred project costs	140,124	117,573
Prepaid expenses	14,204	11,997
Prepaid expenses and other current assets	$189,747	$145,906
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and nine months ended September 30, 2025 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$198,448	$65,828	$5,078	$140,598	$—	$409,952
O&M revenue	12,397	15,583	1,959	831	—	30,770
Energy assets	23,647	7,763	30,633	494	—	62,537
Other	3,108	334	4	2,311	16,971	22,728
Total revenues	$237,600	$89,508	$37,674	$144,234	$16,971	$525,987
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$258,977	$66,162	$10,295	$49,943	$—	$385,377
O&M revenue	10,284	15,817	1,844	480	—	28,425
Energy assets	20,444	7,096	31,393	197	—	59,130
Other	1,906	38	5	1,993	23,999	27,941
Total revenues	$291,611	$89,113	$43,537	$52,613	$23,999	$500,873
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$521,688	$109,325	$17,124	$371,364	$—	$1,019,501
O&M revenue	31,327	44,376	5,736	2,132	—	83,571
Energy assets	65,286	19,900	95,801	1,152	—	182,139
Other	8,744	798	7	8,127	48,213	65,889
Total revenues	$627,045	$174,399	$118,668	$382,775	$48,213	$1,351,100

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$553,930	$177,721	$27,342	$161,431	$—	$920,424
O&M revenue	25,728	45,723	6,357	2,122	—	79,930
Energy assets	53,944	12,749	88,421	557	29	155,700
Other	4,425	547	128	5,684	70,423	81,207
Total revenues	$638,027	$236,740	$122,248	$169,794	$70,452	$1,237,261
The following table presents information related to our revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage of revenue recognized over time	96%	97%	96%	96%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$352,725	$431,918	$887,261	$1,020,517
Canada	29,023	16,337	80,991	46,933
Europe	144,239	52,618	382,848	169,811
Total revenues	$525,987	$500,873	$1,351,100	$1,237,261

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024
Accounts receivable, net	$253,793	$256,961
Accounts receivable retainage, net	48,846	39,843
Contract Assets:
Unbilled revenue	$691,316	$644,105
Contract Liabilities:
Deferred revenue	$87,297	$91,734
Deferred revenue, non-current (1)	36,369	29,885
Total contract liabilities	$123,666	$121,619

	September 30, 2024	December 31, 2023
Accounts receivable, net	$230,298	$153,362
Accounts receivable retainage, net	43,466	33,826
Contract Assets:
Unbilled revenue	$572,804	$636,163
Contract Liabilities:
Deferred revenue	$108,020	$52,903
Deferred revenue, non-current (1)	20,808	18,393
Total contract liabilities	$128,828	$71,296

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the nine months ended September 30, 2025 was primarily due to revenue recognized of $906,072, as well as reclassifications, primarily from contract liabilities as a result of the timing of customer payments, offset by billings of $886,843. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2025, we recognized revenue of $350,986 and billed $328,495 to customers that had balances which were included in contract liabilities at December 31, 2024.
The decrease in contract assets for the nine months ended September 30, 2024 was primarily due to revenue recognized of $807,913 offset by billings of $921,597. Contract assets also increased due to reclassifications, primarily from contract liabilities as a result of timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2024, we recognized revenue of $284,842 and billed $271,173 to customers that had balances which were included in contract liabilities at December 31, 2023.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At September 30, 2025, we had contracted backlog of $3,949,124 of which approximately 34% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 27 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $5,733 and $4,546 were recognized in our condensed consolidated statements of income on projects that converted to customer contracts during the three months ended September 30, 2025 and 2024, respectively. Project development costs of $14,214 and $10,830 were recognized in the condensed consolidated statements of income on projects that converted to customer contracts during the nine months ended September 30, 2025 and 2024, respectively.
No impairment charges in connection with our project development costs were recorded during the three or nine months ended September 30, 2025 and 2024.
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
ASA Controls, Inc.
On January 24, 2025, we entered into an asset purchase agreement to acquire ASA Controls, Inc., an Ohio-based energy services company that specializes as a regional controls contractor and systems integrator within the smart buildings sector. As of September 30, 2025, we paid $4,595 in cash. There is no contingent consideration related to this acquisition. We recorded goodwill and intangible assets in connection with this acquisition. See Note 5. The historical and pro-forma effects of this acquisition on our operations, contribution to revenue, and net income for the three and nine months ended September 30, 2025 were not material.
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2024	$38,949	$3,981	$12,539	$10,836	$66,305
Goodwill acquired during the period	1,565	—	—	—	1,565
Currency effects	100		1,275		1,375
Balance, September 30, 2025	$40,614	$3,981	$13,814	$10,836	$69,245

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Definite-lived intangible assets, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Gross carrying amount	$35,819	33,960
Less - accumulated amortization	(27,710)	(25,146)
Intangible assets, net	$8,109	$8,814
The table below sets forth amortization expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2025	2024	2025	2024
Customer contracts	Cost of revenues	$53	$—	$53	$—
Intangible assets, net	Selling, general and administrative expenses	$581	$539	$1,701	$1,615
Total amortization expense		$634	$539	$1,754	$1,615
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Energy assets (1)	$2,615,515	$2,338,680
Less - accumulated depreciation and amortization	(498,055)	(423,369)
Energy assets, net	$2,117,460	$1,915,311

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Excludes energy assets held for sale. See section below and Note 19 for additional information.

Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2025	2024	2025	2024
Cost of revenues (2)	$26,086	$21,667	$72,925	$57,352

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capitalized interest	$10,943	$12,001	$28,895	$42,451

The following tables set forth information related to our ARO assets and ARO liabilities:

	Location	September 30, 2025	December 31, 2024
ARO assets, net	Energy assets, net	$4,988	$4,414

ARO liabilities, non-current	Other liabilities	$7,221	$6,136

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense of ARO assets	$72	$65	$178	$175
Accretion expense of ARO liabilities	$108	$89	$324	$243
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	September 30, 2025	December 31, 2024
Operating Leases:
Right-of-use (“ROU”) assets	$76,371	$80,149

Current portions of operating lease liabilities	$8,062	$10,536
Long-term portions of operating lease liabilities	56,032	59,479
Total operating lease liabilities	$64,094	$70,015
Weighted-average remaining lease term	18 years	19 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$23,581	$25,158

Current portions of financing lease liabilities	$810	$637
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	11,845	12,267
Total financing lease liabilities	$12,655	$12,904
Weighted-average remaining lease term	11 years	12 years
Weighted-average discount rate	12.0%	12.0%
The costs related to our leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Leases:
Operating lease costs	$3,046	$3,358	$9,558	$9,590

Financing Leases:
Amortization expense	525	526	1,577	1,578
Interest on lease liabilities	448	495	1,225	1,276

Total lease costs	$4,019	$4,379	$12,360	$12,444

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$11,579	$13,530
ROU assets obtained in exchange for new operating lease liabilities (1)	$2,973	$24,810

(1) Includes non-monetary lease transactions of $0 and $10,378 in 2025 and 2024, respectively. See disclosure below for additional information.
The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2025	$2,990	$919
2026	11,304	2,054
2027	9,920	1,922
2028	8,067	1,955
2029	5,700	1,892
Thereafter	70,459	14,044
Total lease payments	108,440	22,786
Less: interest	44,346	10,131
Present value of lease liabilities	$64,094	$12,655
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or lease liability. The estimated net present value of this commitment totals $40,335 as of September 30, 2025. We will provide IKCPs over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and lease liability will be recorded, which we estimate to be in late 2025 or early 2026.
We have a future lease commitment for a new office and warehouse in Mesa, AZ. The estimated net present value of this commitment totals $1,136 as of September 30, 2025. This new lease agreement was executed September 23, 2025 and the lease will commence March 1, 2026 and will continue for 65 months.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration are based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Financing Leases
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 and $172 for the three and nine months ended September 30, 2025 and 2024, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	September 30, 2025	December 31, 2024
Senior secured corporate revolving credit facility (1)	$110,000	$135,000
Senior secured corporate term loans	96,250	13,000
Second lien corporate term loan	100,000	100,000
Energy asset construction facilities (2)	596,586	339,209
Energy asset operating facilities (2)	613,327	674,704
Other financing facilities (3)	402,192	399,370
Financing lease liabilities (4)	12,655	12,904
Total debt and financing lease liabilities	1,931,010	1,674,187
Less: current maturities	167,083	149,363
Less: unamortized discount and debt issuance costs	47,238	40,924
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,716,689	$1,483,900

(1) At September 30, 2025, funds of $26,629 were available for borrowing under this facility.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of September 30, 2025, the interest rates were 7.06% and 7.71% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2,345 in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180,000 and $13,000 were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
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
October 2022, Financing Facility, 8.75%, due September 26, 2040
On May 27, 2025 we entered into an omnibus amendment as part of a tax credit transfer agreement for investment tax credits. The amendment required a $7,000 principal payment, which was made during the nine months ended September 30, 2025.
On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. This amendment included advances of $25,500 related to an expansion project and $15,653 related to a true-up payment in connection to the removal of an IRR residual income requirement. Prior to this amendment, the loan bore interest at a rate of 6.70% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.51% internal rate of return (“IRR”) on funds borrowed under the facility, or the facility discharge date. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040.
At September 30, 2025, $348,182 was outstanding under this facility, net of unamortized debt discount and issuance costs.
August 2023, Construction Credit Facility, 8.31%, due December 15, 2027
During the nine months ended September 30, 2025, we drew an additional $171,448, paid down $75,272, and at September 30, 2025, $408,483 was outstanding under this facility, net of unamortized debt discount and issuance costs. The Powin bankruptcy triggered a default under this facility, requiring us to move the project associated with the battery payment deposits we made to Powin out of this facility. There were other administrative errors which resulted in defaults under this facility. We received the appropriate waivers for these defaults. In addition, we received a waiver to temporarily increase our maximum commitment of $400,000 to $415,000 until November 30, 2025.
June 2020, Construction Credit Facility, 5.92%, due March 31, 2026
During the nine months ended September 30, 2025, we entered into an amendment to extend this revolver, and the current maturity date is March 31, 2026.
As of September 30, 2025, $19,505 was outstanding under this facility and $80,495 was available for borrowing.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
October 2025 Senior Secured First Lien Term Notes, 5.71%, due December 31, 2043, Second Lien Term Notes, 7.40%, due September 30, 2040 and Term Shelf Note
On October 31, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes and second lien notes of $34,356 and $15,129, with maturity dates of December 31, 2043 and September 30, 2040, and fixed interest rates of 5.71% and 7.40% per annum, respectively. At closing, we incurred $763 in lenders fees and debt issuance costs. The agreement also includes a 20-year term $80,000 private shelf facility.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the nine months ended September 30, 2025, we entered into an amended and restated participation agreement which extended the participation date from September 30, 2025 to March 31, 2026. During the nine months ended September 30, 2025, we were in default of certain lien provisions of this agreement. On June 30, 2025, we received a waiver of this default which is valid until December 31, 2025.
We sold and leased back eight energy assets for $28,554 in cash proceeds under this facility during the nine months ended September 30, 2025.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. As of September 30, 2025, we were in default under this agreement as we had failed to satisfy the historical coverage ratio under this agreement and on October 31, 2025 we received a waiver of this default.
9. INCOME TAXES
We recorded an income tax benefit of $3,678 and $3,324 for the three months ended September 30, 2025 and 2024, respectively. We recorded an income tax benefit of $5,390 and $3,324 for the nine months ended September 30, 2025 and 2024, respectively.
The effective tax rate benefit was 20.3% for the three months ended September 30, 2025, compared to the effective tax rate benefit of 24.3% for the three months ended September 30, 2024. The effective tax rate benefit was 20.4% for the nine months ended September 30, 2025, compared to effective tax rate of 26.2% for the nine months ended September 30, 2024. The principal reasons for the higher effective rate for the three months and nine months ended September 30, 2025 is due to the effects of lower Section 179D Energy Efficient Building deductions and effects of foreign earnings, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025.
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
Commitments as a Result of Acquisitions
In December 2021, we completed our acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out after deducting payment previously made was approximately $1,614 at December 31, 2024. As of September 30, 2025, the EBITDA targets and maximum cumulative earn-out were achieved, and the fair value of the remaining contingent consideration increased by $71 to $1,685. A final payment of $1,685 was made as of September 30, 2025. See Note 11 for additional information.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2025	December 31, 2024
Assets:
Interest rate swap instruments	2	$669	$5,096
Liabilities:
Interest rate swap instruments	2	$333	$—
Make-whole provisions	2	15,747	15,574
Contingent consideration	3	—	1,614
Total liabilities		$16,080	$17,188
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	September 30, 2025	December 31, 2024
Contingent consideration liability balance at the beginning of period	$1,614	$1,465
Changes in fair value included in earnings	71	149
Payment of contingent consideration	(1,685)	—
Contingent consideration liability balance at the end of period	$—	$1,614
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of September 30, 2025		As of December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,855,148	$1,871,117	$1,618,208	$1,620,359
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the nine months ended September 30, 2025 and the year ended December 31, 2024.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of September 30, 2025 or December 31, 2024.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		September 30, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$669	$1,556
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$—	$3,540
Interest rate swap contracts	Other liabilities	$333	$—
Make-whole provisions	Other liabilities	$15,747	$15,574

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
During the nine months ended September 30, 2025, in connection with the payment in full of the October 2012 Term Loan, we terminated the related interest rate swap contracts that were not designated as hedging instruments and received $2,808 in proceeds upon settlement. We also added 2 embedded derivatives for make-whole provisions with an initial fair value totaling $3,387 during the nine months ended September 30, 2025. See Note 8 for additional information about the financings.
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income
	Location of (Gain) Loss Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(91)	$(259)	$(295)	$(806)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$55	$2,109	$1,065	$778
Make-whole provisions	Other expenses, net	$758	$1,592	$(3,219)	$(1,045)
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Nine Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the period	$1,140
Unrealized loss recognized in AOCI	(400)
Gain reclassified from AOCI to other expenses, net	(295)
Loss on derivatives	(695)
Accumulated gain in AOCI at the end of the period	$445
The following tables present all of our active derivative instruments as of September 30, 2025:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$107
Make-whole provisions	Liability	August 2016	April 2031	$16
Make-whole provisions	Liability	April 2017	February 2034	$12
Make-whole provisions	Liability	November 2020	December 2027	$5
Make-whole provisions	Liability	October 2011	May 2028	$2
Make-whole provisions	Liability	May 2021	April 2045	$43
Make-whole provisions	Liability	March 2023	December 2047	$1,529
Make-whole provisions	Liability	June 2022	March 2042	$689
Make-whole provisions	Liability	July 2021	March 2046	$1,898
Make-whole provisions	Liability	April 2024	June 2042	$7,994
Make-whole provisions	Liability	April 2024	June 2042	$1,082
Make-whole provisions	Liability	April 2025	September 2045	$2,147
Make-whole provisions	Liability	May 2025	December 2037	$225

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	September 30, 2025 (1)			December 31, 2024 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$32	$12,848	$12,880	$89	$8,691	$8,780
Restricted cash	—	17,028	17,028	—	—	—
Accounts receivable, net	471	25,268	25,739	—	14,607	14,607
Unbilled revenue	—	103,025	103,025	230	4,040	4,270
Prepaid expenses and other current assets	—	6,781	6,781	30	7,088	7,118
Income taxes receivable	—	2,729	2,729	—	672	672
Total VIE current assets	503	167,679	168,182	349	35,098	35,447
Energy assets, net	22,390	90,215	112,605	23,538	98,876	122,414
Deferred income tax assets, net	—	2,349	2,349	—	—	—
Intangible assets, net	—	—	—	—	20	20
Right-of-use assets, net	461	—	461	471	—	471
Restricted cash, non-current portion	—	1,747	1,747	—	—	—
Other assets	—	105	105	—	196	196
Total VIE assets	$23,354	$262,095	$285,449	$24,358	$134,190	$158,548
Current portions of long-term debt and financing lease liabilities	$—	$32,143	$32,143	$—	$—	$—
Accounts payable	68	86,070	86,138	27	5,140	5,167
Accrued expenses and other current liabilities	20	8,356	8,376	25	577	602
Current portions of operating lease liabilities	13	—	13	13	—	13
Deferred revenue	—	18,564	18,564	—	10,063	10,063
Income taxes payable	—	369	369	—	526	526
Total VIE current liabilities	101	145,502	145,603	65	16,306	16,371
Long-term operating lease liabilities, net of current portion	479	—	479	500	—	500
Total VIE liabilities	$580	$145,502	$146,082	$565	$16,306	$16,871

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in an energy asset, thus forming a joint venture, and we received $28,864 in cash. We also received additional contributions totaling $6,543 during the year ended December 31, 2024 and $4,723 during the nine months ended September 30, 2025.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	September 30, 2025	December 31, 2024
Equity and cost method investments	$42,261	$16,987
14. REDEEMABLE NON-CONTROLLING INTERESTS
Our subsidiaries with membership interests in the investment funds we formed have the right to elect to require the non-controlling interest holder to sell all of its membership units to our subsidiaries, a call option. Our investment fund also includes rights for the non-controlling interest holder to elect to require our subsidiaries to purchase all of the non-controlling membership interests in the fund, a put option.
We had one investment fund remaining as of September 30, 2025 and December 31, 2024.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both September 30, 2025 and December 31, 2024, the remaining redeemable non-controlling interest was reported at its carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$18,532	$17,599	$25,914	$19,672
Adjustment for accretion of tax equity financing fees	(27)	(26)	(82)	(80)
Income attributable to common shareholders	$18,505	$17,573	$25,832	$19,592
Denominator:
Basic weighted-average shares outstanding	52,716	52,413	52,633	52,352
Effect of dilutive securities: (1)
Stock options	654	830	462	746
Diluted weighted-average shares outstanding	53,370	53,243	53,095	53,098
Net Income per share attributable to common shareholders:
Basic	$0.35	$0.34	$0.49	$0.37
Diluted	$0.35	$0.33	$0.49	$0.37

Potentially dilutive shares (1)	2,789	2,204	2,718	2,084

(1) Dilutive securities and potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the three and nine months ended September 30, 2025, and

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
employee stock purchase plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,746	$3,664	$10,341	$10,368
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2025, there was $23,944 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.5 years. This includes $3,864 of unrecognized compensation expense related to PSOs based on our current assessment of probability. There is an additional $7,849 of unrecognized compensation expense if the PSOs were to achieve 100% probability.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the nine months ended September 30, 2025, we granted 1,416 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a three or five-year period. We also granted awards of 137 RSUs to certain employees and directors under our 2020 Plan. RSUs for directors cliff vest after one year and RSUs for employees vest 25% every six months for two years. We did not grant awards to individuals who were not either an employee or director of ours during the nine months ended September 30, 2025 and 2024.
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
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Three Months Ended September 30, 2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$237,600	$89,508	$37,674	$144,234	$16,971		$525,987
Cost of revenues	195,172	73,649	28,252	133,053	11,532		441,658
Gross profit	42,428	15,859	9,422	11,181	5,439		84,329
Add:
Earnings from unconsolidated entities	37	1,127	—	229	—	—	1,393
Less:
Selling, general and administrative expenses	12,749	3,057	605	5,539	3,751	17,671	43,372
Loss on derivatives	740	55	18	—	—	—	813
Interest expense and interest income, net	3,780	840	7,882	866	—	7,117	20,485
Other expense	372	177	82	1,462	1	796	2,890
Income (loss) before income taxes	$24,824	$12,857	$835	$3,543	$1,687	$(25,584)	$18,162
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	10,769	4,981	10,446	628	31	380	27,235
Amortization of debt discount & debt issuance costs (1)	582	176	82	89	—	643	1,572

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

Three Months Ended September, 2024
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$291,611	$89,113	$43,537	$52,613	$23,999		$500,873
Cost of revenues	251,324	72,872	33,430	50,103	16,005		423,734
Gross profit	40,287	16,241	10,107	2,510	7,994		77,139
Add:
Earnings from unconsolidated entities	25	134	—	—	—	—	159
Less:
Selling, general and administrative expenses	12,087	3,085	788	4,243	5,404	16,532	42,139
Loss on derivatives	1,592	1,342	767	—	—	—	3,701
Interest expense and interest income, net	3,577	2,017	6,203	1,371	(1)	5,249	18,416
Other expense	394	388	113	181	11	(1,735)	(648)
Income (loss) before income taxes	$22,662	$9,543	$2,236	$(3,285)	$2,580	$(20,046)	$13,690
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	9,552	4,751	7,494	503	689	464	23,453
Amortization of debt discount & debt issuance costs (1)	552	390	113	—	—	387	1,442

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Nine Months Ended September 30, 2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$627,045	$174,399	$118,668	$382,775	$48,213		$1,351,100
Cost of revenues	526,270	140,788	93,409	348,769	32,258		1,141,494
Gross profit	100,775	33,611	25,259	34,006	15,955		209,606
Add:
Earnings from unconsolidated entities	92	1,127	—	585	—	—	1,804
Less:
Selling, general and administrative expenses	39,959	9,496	2,728	15,760	10,729	48,921	127,593
(Gain) loss on derivatives	(3,097)	788	155	—	—	—	(2,154)
Interest expense, net of interest income	11,084	2,486	24,035	1,758	—	19,465	58,828
Other (income) expense	(1,148)	532	343	3,113	2	(2,062)	780
Income (loss) before income taxes	$54,069	$21,436	$(2,002)	$13,960	$5,224	$(66,324)	$26,363
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	31,810	14,745	26,719	1,738	94	1,268	76,374
Amortization of debt discount & debt issuance costs (1)	1,747	532	343	89	—	1,710	4,421

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

Nine Months Ended September, 2024
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$638,027	$236,740	$122,248	$169,794	$70,452		$1,237,261
Cost of revenues	554,840	196,671	93,813	155,893	46,743		1,047,960
Gross profit	83,187	40,069	28,435	13,901	23,709		189,301
Add:
Earnings from unconsolidated entities	38	686	—	—	—	—	724
Less:
Selling, general and administrative expenses	37,676	9,294	1,742	12,170	15,750	49,288	125,920
(Gain) loss on derivatives	(1,045)	316	462	—	—	—	(267)
Interest expense, net of interest income	7,788	4,207	17,634	3,146	—	14,685	47,460
Other expense	1,708	654	339	629	28	848	4,206
Income (loss) before income taxes	$37,098	$26,284	$8,258	$(2,044)	$7,931	$(64,821)	$12,706
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	26,422	9,626	21,709	1,513	2,001	1,395	62,666
Amortization of debt discount & debt issuance costs (1)	1,456	654	340	—	—	1,314	3,764

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
18. OTHER EXPENSES, NET
The following table presents the components of other expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss (gain) on derivatives	$813	$3,701	$(2,154)	$(267)
Amortization of debt discount and debt issuance costs	1,572	1,442	4,421	3,764
Foreign currency transaction (gain) loss	273	(2,219)	(4,158)	(541)
Other expense	1,045	129	517	983
Other expenses, net	$3,703	$3,053	$(1,374)	$3,939
19. ASSETS HELD FOR SALE
As of September 30, 2025, we determined that there were two energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. The carrying value of these assets was $401, with no liabilities directly associated with assets classified as held for sale as of September 30, 2025. As of December 31, 2024 there were three energy assets held for sale with a carrying value of $8,372 with liabilities directly associated of $771.
Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K (“2024 Form 10-K”) for the year ended December 31, 2024 filed on February 28, 2025 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth, the impact of changes in the U.S. administration and the federal shutdown and other characterizations of future events or circumstances. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, the impact of U.S. federal shutdowns and other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of any delays; the imposition of tariffs, and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2024 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
On October 1, 2025, the U.S. government shut down due to the failure of the U.S. Congress to pass an appropriations bill, or any continuing resolutions to maintain funding at existing levels, for the U.S. government’s current fiscal year. While we have not experienced a notable slowdown in our government work even with the shutdown, a prolonged government shutdown could delay our ability to convert project awards into contracts and as such could have an adverse impact on our financial results. We continue to monitor the impacts of this shut down. The government shutdown has also delayed the government providing guidance regarding the “beginning of construction” criteria applicable to clean energy projects and final FEOC restrictions under the OBBB Act.
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
During the nine months ended September 30, 2025, we continued to face supply chain disruptions and varying levels of inflation driven by macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain projects and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the nine months ended September 30, 2025. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
We believe the increasing demand for electricity, rising utility rates, and growing grid instability, are driving demand for our energy infrastructure and other solutions. This increased demand may increase the competition we face and we may also face an increased risk in completing larger more complex projects.
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
Stock-based Compensation
During the nine months ended September 30, 2025, we granted 1,416,000 common stock options and 136,770 restricted stock units (“RSUs”) to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $23.9 million at September 30, 2025, compared to $28.0 million at December 31, 2024, and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of September 30,
(In Thousands)	2025	2024
Project Backlog
Fully-contracted backlog	$2,473,089	$1,852,774
Awarded, not yet signed customer contracts	2,668,102	2,656,082
Total project backlog	$5,141,191	$4,508,856
12-month project backlog	$1,248,697	$976,530

O&M Backlog
Fully-contracted backlog	$1,476,035	$1,421,204
12-month O&M backlog	$103,158	$91,380
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
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.2 billion and $2.3 billion, net of amount attributable to a non-controlling interest at September 30, 2025 and 2024, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel, which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,
	2025		2024		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$525,987	100.0%	$500,873	100.0%	$25,114	5.0%
Cost of revenues	441,658	84.0%	423,734	84.6%	17,924	4.2%
Gross profit	84,329	16.0%	77,139	15.4%	7,190	9.3%
Earnings from unconsolidated entities	1,393	0.3%	159	—%	1,234	776.1%
Selling, general and administrative expenses	43,372	8.2%	42,139	8.4%	1,233	2.9%
Operating income	42,350	8.1%	35,159	7.0%	7,191	20.5%
Other expenses, net	24,188	4.6%	21,469	4.3%	2,719	12.7%
Income before income taxes	18,162	3.5%	13,690	2.7%	4,472	32.7%
Income tax benefit	(3,678)	(0.7)%	(3,324)	(0.7)%	354	10.6%
Net income	21,840	4.2%	17,014	3.4%	4,826	28.4%
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,308)	(0.6)%	585	0.1%	(3,893)	(665.5)%
Net income attributable to common shareholders	$18,532	3.5%	$17,599	3.5%	$933	5.3%
Our results of operations for the three months ended September 30, 2025 are due to the following:
•Revenues: total revenues for the three months ended September 30, 2025 increased over 2024 primarily due to a $24.6 million, or 6%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, and a $3.4 million, or 6% increase in energy asset revenue resulting from the continued growth of our operating portfolio.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues increased primarily due to a more favorable mix of higher-margin projects.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2025 increased from 2024 primarily due to increases in professional fees and payroll and related benefits, partially offset by lower project development, travel and insurance expenses.
•Other Expenses, Net: Other expenses, net for the three months ended September 30, 2025 increased over 2024 primarily due to increase in loss from foreign currency transactions of $0.3 million compared to gains of $2.2 million last year and higher net interest expenses of $2.1 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates partially offset by decrease in losses from derivatives transactions of $2.9 million.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. We expect the effective tax rate benefit will be lower in 2025 as compared to 2024 primarily due to the effects of lower Section 179D Energy Efficient Building deductions and effects of foreign earnings, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025.
•Net Earnings Per Share: Net income increased due to the reasons described above. Basic and diluted earnings per share for the three months ended September 30, 2025 were $0.35, an increase of $0.01 per share basic and $0.02 diluted compared to the same period of 2024.

	Nine Months Ended September 30,
	2025		2024		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,351,100	100.0%	$1,237,261	100.0%	$113,839	9.2%
Cost of revenues	1,141,494	84.5%	1,047,960	84.7%	93,534	8.9%
Gross profit	209,606	15.5%	189,301	15.3%	20,305	10.7%
Earnings from unconsolidated entities	1,804	0.1%	724	0.1%	1,080	149.2%
Selling, general and administrative expenses	127,593	9.4%	125,920	10.2%	1,673	1.3%
Operating income	83,817	6.2%	64,105	5.2%	19,712	30.7%
Other expenses, net	57,454	4.3%	51,399	4.2%	6,055	11.8%
Income before income taxes	26,363	2.0%	12,706	1.0%	13,657	107.5%
Income tax benefit	(5,390)	(0.4)%	(3,324)	(0.3)%	2,066	62.2%
Net income	31,753	2.4%	16,030	1.3%	15,723	98.1%
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(5,839)	(0.4)%	3,642	0.3%	(9,481)	(260.3)%
Net income attributable to common shareholders	$25,914	1.9%	$19,672	1.6%	$6,242	31.7%
Our results of operations for the nine months ended September 30, 2025 are due to the following:
•Revenues: total revenues for the nine months ended September 30, 2025 increased over 2024 primarily due to a $99.1 million, or 11%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, and a $26.4 million, or 17% increase in energy asset revenue resulting from the continued growth of our operating portfolio.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues remained consistent.
•SG&A: SG&A expenses for the nine months ended September 30, 2025 remained consistent compared to the prior year.
•Other Expenses, Net: Other expenses, net for the nine months ended September 30, 2025 increased over 2024 primarily due to higher interest expenses, net of $11.4 million related to an increase in the amount of energy asset financings and corporate debt outstanding and higher interest rates, partially offset by increased gains from foreign currency transactions of $3.6 million compared to last year.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. We expect the effective tax rate benefit will be lower in 2025 as compared to 2024 primarily due to the effects of lower Section 179D Energy Efficient Building deductions and effects of foreign earnings, offset by higher investment tax credits from solar, and storage plants placed into service or are forecasted to be placed into service during 2025.
•Net Earnings Per Share: Net income increased due to the reasons described above. Basic and diluted earnings per share for the nine months ended September 30, 2025 were $0.49, an increase of $0.12 per share compared to the same period of 2024.
Business Segment Analysis
Our reportable segments three and nine months ended September 30, 2025 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and nine-month period and are against the same prior year period unless otherwise noted.

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
North America Regions	$237,600	$291,611	$(54,011)	(18.5)%	$627,045	$638,027	$(10,982)	(1.7)%
U.S. Federal	89,508	89,113	395	0.4	174,399	236,740	(62,341)	(26.3)
Renewable Fuels	37,674	43,537	(5,863)	(13.5)	118,668	122,248	(3,580)	(2.9)
Europe	144,234	52,613	91,621	174.1	382,775	169,794	212,981	125.4
All Other	16,971	23,999	(7,028)	(29.3)	48,213	70,452	(22,239)	(31.6)
Total revenues	$525,987	$500,873	$25,114	5.0%	$1,351,100	$1,237,261	$113,839	9.2%
•North America Regions: revenues decreased versus the prior year primarily due to lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, partially offset by increased energy assets revenue resulting from the continued growth of our operating portfolio, higher O&M and consulting revenue.
•U.S. Federal: the increase in revenue during the three months ended September 30, 2025 is primarily due to increased energy assets revenue resulting from the continued growth of our operating portfolio, partially offset by lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects. The decrease in revenue during the nine months ended September 30, 2025 is primarily due to lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects and the reversal of previously recognized revenue as it was determined that the closing of a sale of a solar photovoltaic energy project was no longer probable, partially offset by increased energy assets revenue resulting from the continued growth of our operating portfolio.
•Renewable Fuels: revenues decreased during the three months ended September 30, 2025 primarily due to decreased project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs. The decreased revenues during the nine months ended September 30, 2025 is primarily due to lower project revenue partially offset by an increase in energy asset revenues resulting from the continued growth of our operating portfolio and increased production levels.
•Europe: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects primarily related to increased activity under our joint ventures in Greece and Romania compared to the prior period.
•All Other: All other revenues decreased year-over-year primarily due to the divestiture of an energy technology and advisory services company in the fourth quarter of 2024.
Income (Loss) before Taxes and Unallocated Corporate Activity

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
North America Regions	$24,824	$22,662	$2,162	9.5%	$54,069	$37,098	$16,971	45.7%
U.S. Federal	12,857	9,543	3,314	34.7	21,436	26,284	(4,848)	(18.4)
Renewable Fuels	835	2,236	(1,401)	(62.7)	(2,002)	8,258	(10,260)	(124.2)
Europe	3,543	(3,285)	6,828	207.9	13,960	(2,044)	16,004	783.0
All Other	1,687	2,580	(893)	(34.6)	5,224	7,931	(2,707)	(34.1)
Unallocated corporate activity	(25,584)	(20,046)	(5,538)	(27.6)	(66,324)	(64,821)	(1,503)	(2.3)
Income before taxes	$18,162	$13,690	$4,472	32.7%	$26,363	$12,706	$13,657	(107.5)%
•North America Regions: the increase is primarily from our energy asset operations, resulting from the continued growth of our operating portfolio.
•U.S. Federal: the increase during the three months ended September 30, 2025 is primarily due to higher earnings from unconsolidated entities and lower net interest compared to the prior period. The decrease during the nine months ended September 30, 2025 is primarily due to the lower revenues noted above, partially offset by lower net interest compared to the prior period.
•Renewable Fuels: the decrease is primarily due to higher interest expenses and increased depreciation expense.

•Europe: the increase is primarily due to the increased revenues noted above, partially offset by higher SG&A expenses.
•All Other: the decrease is primarily due to the divestiture of an energy technology and advisory services company in the fourth quarter of 2024.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate activity during the three months ended September 30, 2025 increased primarily due to higher interest expense and foreign currency transaction losses this year versus gains last year. During the nine months ended September 30, 2025 corporate activity increased primarily due to higher interest expense offset by higher foreign currency transaction gains this year and an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least November 2026 and thereafter.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. At closing we paid $2.3 million in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180.0 million and $13.0 million were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing. As of September 30, 2025, the interest rates were 7.06% and 7.71% per annum for the term loan and revolving credit facility, respectively.
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
As of September 30, 2025, the balance on the senior secured term loans was $96.3 million, the balance on the senior secured revolving credit facility was $110.0 million, and we had funds available of $26.6 million.
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
On May 27, 2025 we entered into an omnibus amendment as part of a tax credit transfer agreement for investment tax credits. The agreement required a $7,000 principal payment, which was made during the nine months ended September 30, 2025. On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. The amendment included advances of $25,500 related to an expansion project and $15,653 related to a true-up payment in connection to the removal of an IRR residual income requirement. Prior to this amendment, the loan bore interest at a rate of 6.70% with a residual percentage of distributable cash flows payable after the maturity date of the loan, until the earlier of the lender achieving an 8.51% internal rate of return (“IRR”) on funds borrowed under the facility, or the facility discharge date. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040. At September 30, 2025, $348,182 was outstanding under this facility, net of unamortized debt discount and issuance costs.
During the nine months ended September 30, 2025, we drew an additional $171.4 million, paid down $75.3 million, and at September 30, 2025, $408.5 million was outstanding under our August 2023 Construction Credit Facility, net of unamortized debt discount and issuance costs. The Powin bankruptcy triggered a default under this facility, requiring us to move the project associated with the battery payment deposits we made to Powin out of this facility. There were other administrative errors which resulted in defaults under this facility. We received the appropriate waivers for these defaults. In addition, we received a waiver to temporarily increase our maximum commitment of $400,000 to $415,000 until November 30, 2025.
On October 31, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes and second lien notes of $34,356 and $15,129, with maturity dates of December 31, 2043 and September 30, 2040, and fixed interest rates of 5.71% and 7.40% per annum, respectively. At closing, we incurred $763 in lenders fees and debt issuance costs. The agreement also includes a 20-year term $80,000 private shelf facility.

We also paid off our October 2012, Term Loan in the amount of $31.1 million, partially with $8.3 million in proceeds from our new $12.2 million May 2025, Term Loan and the remainder from working capital.
Other Financing Facilities and Financing Leases
During the nine months ended September 30, 2025, we sold and leased back eight energy assets for $28.6 million in cash proceeds under our August 2018 Master Sale-leaseback. During the nine months ended September 30, 2025, we were in default of certain lien provisions of this agreement. On June 30, 2025, we received a waiver of this default which is valid until December 31, 2025.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $499.1 million as of September 30, 2025. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $82.0 million during the nine months ended September 30, 2025, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $59.7 million during the nine months ended September 30, 2025. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(In Thousands)	2025	2024	$ Change
Cash flows from operating activities	$(37,465)	$99,222	$(136,687)
Cash flows from investing activities	(258,282)	(355,392)	97,110
Cash flows from financing activities	310,972	305,058	5,914
Effect of exchange rate changes on cash	1,993	1,827	166
Total net cash flows	$17,218	$50,715	$(33,497)
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the nine months ended September 30, 2025 decreased over the same period last year primarily due to increases in cash outflows of $188.5 million in unbilled revenue due to the timing of when certain projects are invoiced compared to the prior year period, $40.3 million in deferred revenue, and $56.8 million in prepaid expenses and other current assets, partially offset by increases in cash inflows of $82.6 million in accounts receivable, $51.1 million in Federal ESPC receivable, and higher net income of $15.7 million.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025 we made capital investments of $283.4 million in new energy assets and $16.6 million in major maintenance of energy assets compared to $341.8 million and $13.6 million, respectively, in 2024.
We currently plan to invest approximately $50 million to $100 million in additional capital expenditures during the remainder of 2025, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.
Cash Flows from Financing Activities
Our primary sources of financing for the nine months ended September 30, 2025 were proceeds from energy asset financings of $367.3 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $81.6 million, partially offset by payments on long-term debt and debt fees of $216.6 million, and net payments on our senior secured revolving credit facility of $25.0 million.
Our primary sources of financing for the nine months ended September 30, 2024 were proceeds from energy asset financings of $563.6 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $134.6 million, contributions from a non-controlling interest of $33.8 million, partially offset by payments on long-term debt and debt fees of $451.7 million, net payments on our senior secured revolving credit facility of $33.4 million, and payments on seller’s promissory note of $41.9 million.
We currently plan additional project financings of approximately $50 million to $100 million during the remainder of 2025 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2024 Form 10-K.
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
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended September 30, 2025. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of September 30, 2025, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted or terminated by our directors and officers during the quarter ended September 30, 2025, that are either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Nickolas Stavropoulos, Director	Adoption (September 8, 2025)	Rule 10b5-1 Trading Plan	Sale	Until August 20, 2026 or such earlier date upon which all transactions are completed or expire without execution	62,000
Louis P. Maltezos, President- Central & Western USA, Canada	Adoption (September 5, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted.	Sale	(1)
(1) Provides for the automatic sale of shares underlying RSUs in an amount sufficient to satisfy the applicable tax withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligation. The number of shares subject to covered RSUs that could be sold under this trading arrangement is unknown as the number varies based on the extent to which vesting conditions are satisfied, the market price of our Class A common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

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
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	November 4, 2025	By:	/s/ Mark Chiplock
Mark Chiplock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (duly authorized and principal financial officer)