Form 10-K
period 2025-12-31
Ameresco, Inc.
filed 2026-03-03
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $486,670,891.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of February 24, 2026
Class A Common Stock, $0.0001 par value per share	34,880,073
Class B Common Stock, $0.0001 par value per share	18,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2026 annual meeting of stockholders are incorporated by reference into Part III.

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

PART I
Item 1. Business
Company Overview
Ameresco is a leading energy infrastructure solutions provider dedicated to helping customers reduce costs, enhance resilience, and decarbonize to net zero in the global energy transition. Our comprehensive portfolio includes implementing smart energy efficiency solutions, upgrading aging infrastructure, and developing, constructing, and operating distributed energy resources.
Our solutions range from upgrades to facility’s energy infrastructure to the development, construction and operation of renewable energy plants combined with tailored financial solutions. We work with customers on both sides of the meter to reduce operating expenses, upgrade and maintain facilities, stabilize energy costs, improve occupancy comfort levels, increase energy reliability and enhance the environment.
Leveraging budget neutral solutions — including energy savings performance contracts (“ESPCs”) and power purchase agreements (“PPAs”) — we aim to reduce the financial barriers that traditionally hamper energy efficiency and renewable energy projects.
Ameresco helps its customers by reducing energy use and delivering energy infrastructure solutions to Federal, state and local governments, utilities, data centers, educational and healthcare institutions, housing authorities, and commercial and industrial customers across North America and Europe.
We have sourced and raised approximately $7.0 billion in project financing while delivering $18.1 billion in energy solutions since our inception. Our growth is driven by staying ahead of the curve and at the leading edge of innovation taking place in the energy sector, offering new products and services to new and existing customers.
In addition to organic growth, strategic acquisitions of complementary businesses and assets, and entering into joint venture arrangements, have been, and continue to be important components to our growth strategy. These initiatives allow us to broaden our service offerings and expand our geographic reach.

To best serve our expansive customer base, as of December 31, 2025, we have approximately 60 offices located throughout North America and Europe and more than 1,600 dedicated energy and business professionals with years of proven experience and a strong commitment to customer satisfaction. We offer our customers the resources needed to successfully plan, finance, execute and operate energy programs to create sustained economic and operating benefits to fulfill their unique requirements.

Our Services
Our portfolio of service and product offerings aim to create value and provide energy efficient and power generation solutions to the organizations we serve in the pursuit of a sustainable future.
Demand and Conservation
•Energy Efficiency
•Building Envelope
•HVAC and Indoor Air Quality
•Interior LED Lighting
•LED Street and Area Lighting
•Water Management & Efficiency
•Building Automation Systems & Controls
Generation and Energy Supply
•Biomass
•Biogas, Landfill Gas to Energy and Renewable Natural Gas (“RNG”)
•Cogeneration and Combined Heat and Power (“CHP”)
•Geothermal
•Hydropower
•Solar Power
•Solar Modular Reactors (“SMR”)
•Wind Power
Integrated Infrastructure
•Battery Energy Storage Solutions (“BESS”)
•EV Charging Infrastructure
•Mechanical, Electrical & Plumbing
•Microgrids
•Advanced Metering Infrastructure (“AMI”)
•Utility Distribution System

Software and Services
•AssetPlanner Asset Management Platform
•Energy Supply Management
•Solar, BESS, Facilities, Plant Operations & Maintenance (“O&M”)

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
Our Lines of Business
Smart Energy Solutions Projects
Our Smart Energy Solutions Projects are primarily energy efficiency projects, which entail the design, engineering, and installation of an ever-increasing array of innovative technologies and techniques designed to improve the energy efficiency and control the operation of a building’s energy- and water-consuming systems. In certain projects, we design and construct a central plant or cogeneration system providing power, heat and/or cooling to a building, or a small-scale plant that produces electricity, gas, heat or cooling from renewable sources of energy for a customer, as well as battery energy storage. Our projects generally range in size and scope from a one-month project to design and retrofit a lighting system to a more complex 36-month project to design and install a central plant or cogeneration system or other small-scale plant. Projects we have constructed or are currently working on include designing, engineering and installing energy conservation and resiliency measures across school buildings, large, complex energy conservation, and energy security projects for the federal government, and municipal-scale street lighting projects incorporating smart city controls.
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
•wind and hydro sources of energy
•battery storage
Most of our renewable energy assets to date have involved the generation and sale of:
•electricity from solar PV or battery storage
•electricity, thermal, renewable fuel, or biomethane using biogas as a feedstock
In the case of our biogas-fueled projects, we purchase biogas that otherwise would be combusted or vented, process it, and either use it as a renewable fuel source in our energy plants to produce and sell electricity and/or thermal, or sell it as a renewable fuel source to a third party. We also design and build and operate and maintain facilities that process biogas into biomethane (or renewable natural gas) that can be transported, primarily through the nation’s natural gas pipeline grid or in some cases through tanker trucks and sold to third parties. The rights to use the site for the plant and the purchase of raw feedstock fuel for the plant are also obtained by us under long-term agreements with terms at least as long as the associated output supply agreement. Our supply agreements typically provide for fixed prices or prices that escalate at a fixed rate or vary based on a market benchmark. See “We may assume responsibility under customer contracts for factors outside our control, including, in connection with some customer projects, the risk that fuel and component prices will increase” in Item 1A, Risk Factors.
As of December 31, 2025, we owned and operated 227 small-scale renewable energy plants including solar PV installations which generate electricity or deliver renewable gas fuel with a combined capacity of approximately 838 megawatt equivalents (“MWe”) and have energy assets in development and construction with a combined capacity of approximately 853 MWe.
The table below shows the type and number of plants we owned and operated as of December 31, 2025:

Plants Owned and Operated	Quantity
Biogas: RNG (1)	10
Biogas: non-RNG	16
Solar and battery assets	197
Other	4
Total plants owned and operated	227
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
The projects that we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county, and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental customers. Most of the work that we perform for the federal government is performed under Indefinite Delivery, Indefinite Quantity (“IDIQ”) and Multiple Award Construction Contract agreements between government agencies and us. These agreements allow us to contract with the relevant agencies to implement energy and infrastructure projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We are a party to two IDIQ agreements with the U.S. Department of Energy (“DOE”), one expiring in 2026 and another expiring in 2028. We are also party to agreements with other federal agencies, including the U.S. Army Corps of Engineers, the Naval Facilities Engineering Command (“NAVFAC”) Mid-Atlantic, and the U.S. General Services Administration.
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

Energy Supply Contracts
For the energy assets that we own and operate, we generally enter into (i) long-term power purchase agreements (“PPAs”) to supply electricity, (ii) long-term energy supply agreements (“ESAs”) to supply medium British Thermal Unit (“BTU”) biogas or thermal energy, or (iii) gas purchase agreements (“GPAs”) to supply RNG.
The third parties we enter into PPAs or ESAs with include but are not limited to municipalities, the Federal government, commercial and industrial customers, or utilities. The third parties we sell RNG to include, but are not limited to, brokers, traders, utilities, municipalities, industrial facilities, or other large purchasers of energy.
Our Business Segments
Our company is primarily organized by region, where each region may perform our key services under our various lines of business. Our reportable business segments largely follow our regional segmentation. For the year ended December 31, 2025, our reportable business segments were as follows:
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
The table below shows the percentage of revenues by segment for the last three years:

	2025	2024	2023
% of Revenues by Segment (1)
North America Regions	45.8%	49.7%	44.8%
U.S. Federal	15.1%	21.0%	29.3%
Renewable Fuels	8.2%	9.8%	8.5%
Europe	27.4%	14.2%	10.9%
All Other	3.5%	5.3%	6.5%
Total revenues	100.0%	100.0%	100.0%

(1) See Note 3 “Revenue from Contracts with Customers” for our disaggregated revenue and Note 20 “Business Segment Information” for additional information.
Sales and Marketing
Our sales and marketing approach is to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational, and technical needs. We identify project opportunities through referrals, requests for proposals (“RFPs”), conferences and events, website, digital campaigns, telemarketing, and repeat business from existing customers. Our direct sales force develops and follows up on customer leads. As of December 31, 2025, we had 117 employees in direct sales.
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
In 2025, we served customers throughout North America and Europe. Approximately 61.0% of our revenues were derived from federal, state, provincial, or local government entities, including public housing authorities, public universities, and municipal utilities. Our federal customers include various divisions of the U.S. federal government. The U.S. federal government is considered a single customer and segment for reporting purposes (see table above under “Our Business Segments”). For the year ended December 31, 2025, our largest 20 customers accounted for approximately 57.2% of our total revenues. Other than the U.S. federal government, no customers represented 10% or more of our revenues during this period.
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
•Energy Assets: In the LFG and RNG market our principal competitors primarily include large, national project developers and owners of landfills who self-develop projects using LFG from their own landfills, and other national renewable natural gas developers/owners such as Montauk Renewables, Vanguard Renewables, Opal Fuels, and divisions of large multi-national oil and gas conglomerates. In the Solar PV and Battery Storage market our principal competitors include NextEra Energy, Inc., Engie SA, Invenergy, EDF Renewables, and Clearway Energy Group LLC. We may also compete with many large independent power producers and utilities, as well as a large number of smaller developers of renewable energy projects. We compete for renewable energy projects primarily on the basis of our experience, reputation, and ability to identify and complete high quality and cost-effective projects.
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

Regulatory
Various regulations affect the conduct of our business. Federal and state legislation and regulations enable us to enter into ESPCs with government agencies in the United States. The applicable regulatory requirements for ESPCs differ in each state and between agencies of the federal government. We are also subject to local regulations in the international jurisdictions where we operate, including Canada, the United Kingdom, Greece, Romania and elsewhere in Europe.
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
As of December 31, 2025, we had a total of 1,601 employees based in 45 U.S. states, including the District of Columbia, eight Canadian provinces, four locations throughout the United Kingdom, one location in Italy, and one in Greece.

Philanthropic Activities
We actively participate in philanthropic activities that support our local communities and provide an opportunity for dynamic team building. During 2025, we hosted eight volunteer initiatives sponsored by members of our executive management team. Our employees were encouraged to use paid community service days to donate time and creative energy to these events as well as organizations that touch them personally and to give back to the environment and their communities. As a result, we experienced increased participation in both the utilization of our volunteer hours and activities.
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
While employee healthcare costs and access to a wide variety of medical providers have always been at the top of our criteria list, we also continued to focus our 2025 benefit offerings on choice and our mental health and well-being offerings. We want to ensure our employees have a variety of help and resources available, offered through platforms and services they feel comfortable using, should they need it.
In addition, we offer a comprehensive Employee Assistance Plan to all Ameresco global employees and their family members should they need assistance with life planning matters. Through our benefit offerings, our employees can also take advantage of tools and benefits to enhance their physical, mental or financial health.
Career Advancement
Ameresco strives to implement creative ways for our employees to support career advancement. To facilitate our employees’ career development with a focus on retention, we have increased the frequency of career path discussions, training, and succession planning. During 2025, we also improved our performance management process and continued our mentorship program pairing employees with mentors within our leadership team focusing on established goals and guidance with various skills.
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
We launched Udemy for Business as our cornerstone of digital learning and development that is available to all employees globally. In 2025, we also launched a manager development program focused on enhancing management and leadership skills for managers across all parts of the organization.
We provide a tuition reimbursement program to support career development within our organization. In addition, we support employee growth by investing in career advancing certification programs.
For more information on our initiatives noted above, please see our 2025 Impact Report to be published in 2026 which will be available at www.ameresco.com.

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
The sales cycle for energy efficiency and renewable energy projects in general take from 18 to 42 months, with sales to federal government and housing authority customers tending to require the longest sales processes. Our sales cycle has been further lengthened as a result of macroeconomic and geopolitical conditions, and these conditions make it difficult to predict the timeline for our selling cycle. Our existing and potential customers generally follow extended budgeting and procurement processes and sometimes must engage in regulatory approval processes related to our services. Our customers often use outside consultants and advisors, which contributes to a longer sales cycle. Most of our potential customers issue an RFP, as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we typically conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. For projects involving a renewable energy plant that is not located on a customer’s site or that uses sources of energy not within the customer’s control, the sales process also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a favorable site for solar PV, and it may involve obtaining necessary rights and governmental permits to develop a project on that site. If we are awarded a project, we then perform a more detailed audit of the customer’s facilities, which serves as the basis for the final specifications of the project. We then must negotiate and execute a contract with the customer. In addition, we or the customer typically need to obtain financing for the project.
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
As of December 31, 2025 and 2024, we had backlog of approximately $2.5 billion in expected future revenues under signed customer contracts for the installation or construction of projects, which we sometimes refer to as fully-contracted backlog; and we also had been awarded projects for which we do not yet have signed customer contracts with estimated total future revenues of an additional $2.6 billion and $2.3 billion, respectively. As of December 31, 2025 and 2024, we had O&M backlog of approximately $1.5 billion and $1.4 billion, respectively. Our O&M backlog represents expected future revenues under signed, multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
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
Historically, including for the years ended December 31, 2025 and 2024, 61.0% and 67.3%, respectively, of our revenues have been derived from sales to federal, state, provincial, or local governmental entities, including public housing authorities, public universities, and municipal utilities. We expect revenues from this market sector to continue to comprise a significant percentage of our revenues for the foreseeable future. A significant decline in the fiscal health of these existing and potential customers may make it difficult for them to enter into contracts for our services, to obtain financing necessary to fund such contracts, or may cause them to seek to renegotiate or terminate existing agreements with us. In addition, if there is a partial or full shutdown of any federal, state, provincial or local governing body this may adversely impact our financial performance. Furthermore, a significant reduction of the federal workforce could delay federal contracting and otherwise have an adverse effect on our federal projects and our financial performance.

Provisions in our government contracts may harm our business, financial condition and operating results.
A significant portion of our fully-contracted backlog and awarded projects is attributable to customers that are federal, state, provincial, or local governmental entities. The contracts for these customers customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
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
Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable products and services at acceptable prices. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects; and we often need to engage subcontractors with whom we have no experience for our projects. We, our subcontractors and other third parties have been impacted by the global supply chain delays and challenges and some of the equipment we use for our projects and assets have not met our quality requirements. This has resulted in and may continue to result in delays in our ability to provide our services, complete our projects in a timely manner and operate our assets in a profitable manner. In addition, some of the third parties we engage for our design, construction and operation projects operate internationally and our reliance on their products and services may be impacted by economic, political, and labor conditions in those regions.
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
We typically do not take responsibility under our contracts for a wide variety of factors outside our control. We have, however, in a limited number of contracts assumed some level of risk and responsibility for certain factors — sometimes only to the extent that variations exceed specified thresholds — and may also do so under certain contracts in the future, particularly in our contracts for renewable energy projects. For example, under a contract for the construction and operation of a cogeneration facility at the U.S. Department of Energy Savannah River Site in South Carolina, a subsidiary of ours is exposed to the risk that the price of the biomass that will be used to fuel the cogeneration facility may rise during the remainder of the performance period of the contract. Several provisions in that contract mitigate the price risk. In addition, although we typically structure our contracts so that our obligation to supply a customer with biogas, electricity or steam, for example, does not exceed the quantity produced by the production facility, in some circumstances we commit to supply a customer with specified minimum quantities based on our projections of the facility’s production capacity. In such circumstances, if we are unable to meet such commitments, we may be required to incur additional costs or face penalties. We may also not be able to pass on to our customers cost increases we may experience as a result of the various tariffs that have been imposed on a variety of components needed for our projects. Despite the steps we have taken to mitigate risks under these and other contracts, such steps may not be sufficient to avoid the need to incur increased costs to satisfy our commitments, and such costs could be material. Increased costs that we are unable to pass through to our customers could have a material adverse effect on our operating results.

Our business depends on experienced and skilled personnel and substantial specialty subcontractor resources, and if we lose key personnel or if we are unable to attract and integrate additional skilled personnel, it will be more difficult for us to manage our business and complete projects.
The success of our business and construction projects depends in large part on the skill of our personnel and on trade labor resources, including with certain specialty subcontractor skills. Competition for personnel, particularly those with expertise in the energy services, energy infrastructure and renewable energy industries, is high. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets and in expanding our operations into new growth areas. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project. Either of these circumstances may have an adverse effect on our business, financial condition, and operating results, harm our reputation among and relationships with our customers and cause us to curtail our pursuit of new projects and offerings.
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
Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than we do and could focus their substantial financial resources to develop a competitive advantage, others may be smaller and able to adapt to the constantly changing demand of the market more quickly. Our competitors may also offer energy infrastructure solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues and ability to grow and expand our offering, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

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
Historically, acquisitions have been a significant part of our growth strategy. We plan to continue to use acquisitions of companies or assets and co-investments with third parties using joint ventures to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management, increase our product and service offerings and add to our energy producing asset portfolio. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition or joint venture candidates or partners, reach agreement with targets on acceptable terms or secure financing or co-investors needed for acquisitions or joint ventures on acceptable terms. In addition, the time and effort involved in identifying acquisition or joint venture candidates and consummate transactions may divert the attention and efforts of members of our management from the operations of our company.

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
We depend in part on legislation and government policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. This support includes legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with us; encourage or subsidize governmental procurement of our services; encourage or in some cases require other customers to procure power from renewable or low-emission sources, to reduce their electricity use or otherwise to procure our services; and provide us with tax and other incentives that reduce our costs or increase our revenues. Any further reductions, delays, or eliminations of these incentives or policies, as well as changes in their scope, eligibility requirements, or interpretation, could materially reduce demand for our offerings or adversely affect the economics of our projects.
In addition, existing and potential tariffs, trade restrictions, and other governmental measures— including restrictions related to foreign entities of concern (“FEOC”) and the Uyghur Forced Labor Prevention Act—have affected, and may continue to affect, the supply, cost, and availability of products and components used in our offerings. There is limited Battery Energy Storage System (“BESS”) supply capacity outside of China and a significant portion of electrical equipment used in our offerings are imported from Canada and Mexico. We rely on a significant amount of imported steel in our products. Import duties, tariffs and other import restriction have increased and may further increase the overall cost of our product offerings and reduce our ability to offer competitive pricing in certain markets or cause our suppliers to cancel their supply contracts with us.
Failure to comply with trade restrictions, sanctions and other governmental restrictions could subject us to fines, penalties or other enforcement actions have increased, and may further increase, the costs of materials and components necessary for our business, reduce the availability of qualified suppliers, or result in the cancellation of supply contracts..Due to ongoing uncertainty in regulatory and legislative processes, we cannot determine the effect any such legislation and regulation may have on our products and operations.
A substantial portion of our earnings are derived from the sale of renewable energy certificates (“RECs”) and other environmental attributes, and our failure to be able to sell such attributes could materially adversely affect our business, financial condition and results of operation.
A substantial portion of our earnings is derived from the sale of renewable energy certificates (“RECs”) and other environmental attributes generated by our energy assets. These attributes are used as compliance purposes for state-specific or U.S. federal policy. We own and operate solar PV installations which derive a significant portion of their revenues from the sale of solar renewable energy certificates (“SRECs”), which are produced as a result of generating electricity. The value of these SRECs is determined by the supply and demand of SRECs in the states in which the solar PV installations are installed. Supply is driven by the number of installations and demand is driven by state-specific laws relating to renewable portfolio standards.
We also own and operate renewable natural gas plants that may deliver biofuels into to the nation’s natural gas pipeline grid. Such biofuel may qualify for certain environmental attribute mechanisms, such as RINs which are used for compliance purposes under the Renewable Fuel Standard (“RFS”) program administered by the U.S. Environmental Protection Agency (“EPA”). The EPA has discretion to establish annual renewable fuel volume obligations and to revise program rules and enforcement priorities, which may affect the availability, pricing, and market demand for RINs. In addition, certain of our RNG production may qualify for state‑level programs such as low carbon fuel standards (“LCFS”), the pricing and availability of which are subject to regulatory changes, market volatility, and policy developments.
We may enter into forward sale contracts for SRECs and other environmental attributes to support project financing or to mitigate price volatility. If our facilities do not generate the volume of environmental attributes sold under such forward contracts or if regulatory changes prevent the generation or qualification of such attributes, we may be required to purchase attributes in the open market or make payments of liquidated damages.
The regulatory frameworks supporting RECs, SRECs, RINs, LFCS and other environmental attributes are subject to ongoing legislative, regulatory, and policy uncertainty at both the federal and state levels. Changes in program design, eligibility criteria, compliance obligations, enforcement practices, or market structure, or the repeal or weakening of existing programs, could reduce the availability or value of environmental attributes or limit the market for such attributes. Any such developments could materially adversely affect the revenues we generate from environmental attributes and, as a result, our business, financial condition, and results of operations.
We may have exposure to additional tax liabilities and our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income. We may not be able to utilize the full value of tax credits and incentives we or may become subject to penalties if we fail to meet requirements for these credits and incentives. This may have an adverse effect on our business and operating results.
Our provision for income taxes is subject to volatility and could be adversely affected by changes in tax laws or regulations, particularly changes in tax incentives in support of energy efficiency, clean electricity and biofuel production. The IRA extended and expanded clean energy tax credits such as the Investment Tax Credit (“ITC”), the Production Tax Credit (“PTC”), and created other financial incentives designed to promote the development of certain domestic clean energy projects. To qualify for the full value of these credits and incentives, our projects must satisfy a number of requirements including prevailing wage and apprenticeship requirements. If we fail to comply with these requirements, the value of the credits may be limited, and we may become subject to financial penalties.
Uncertainty remains regarding the interpretations and implementation of certain regulatory provisions related to tax credits, including which projects qualify for credits and incentives and how projects can demonstrate compliance with various regulatory requirements. As a result, we may not receive full value of these credits and incentives, which could increase our income tax expense, reduce our net income and adversely impact the profitability or limit our ability to finance projects. The timing of when assets are placed in service has in the past and could in the future impact our tax rate. If projects are delayed, we may not be able to take advantage of the ITC as expected.
Legislative changes enacted in the One Big Beautiful Bill Act (the “OBBB”) on July 4, 2025 further modified the tax incentive landscape. The OBBB phases out the clean electricity investment credit for certain solar and battery projects, extends certain clean fuel production credits, and imposes additional restrictions related to foreign entities participating in the construction or ownership of clean energy facilities. In particular, solar and battery projects for which construction begins more than 12 months after enactment or that are placed in service after December 31, 2027 may no longer qualify for the ITC. If we are unable to utilize these credits as anticipated, our financial results could be adversely affected.

Our effective tax rate has historically benefited from the IRC Section 179D deduction. This deduction is related to energy efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. However, the OBBB has ended the Section 179D deduction for construction projects that begin after June 30, 2026.
In addition, like other companies, we have and may in the future be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities; our U.S. federal tax returns for 2022 through 2025 are subject to audit by federal, state, and foreign tax authorities. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes and tax reserves, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our net income.
Furthermore, the Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework proposes to implement a global minimum tax, may result in changes to long‑standing tax principles. While the ultimate impact remains uncertain, such changes could increase our effective tax rate or cash tax liabilities.
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
In addition, the projects we perform for governmental agencies are governed by particular qualification and contracting regimes. Certain states require qualification with an appropriate state agency as a precondition to performing work or appearing as a qualified energy service provider for state, county, and local agencies within the state. For example, the Commonwealth of Massachusetts and the states of Colorado and Washington pre-qualify energy service providers and provide contract documents that serve as the starting point for negotiations with potential governmental clients. Most of the work that we perform for the federal government is performed under IDIQ agreements between a government agency and us or one of our subsidiaries. These IDIQ agreements allow us to contract with the relevant agencies to implement energy projects, but no work may be performed unless we and the agency agree on a task order or delivery order governing the provision of a specific project. The government agencies enter into contracts for specific projects on a competitive basis. We and our subsidiaries are currently party to IDIQ agreements with the U.S. Department of Energy expiring in 2026 and 2028. We are also party to similar agreements with other federal agencies, including the U.S. Army Corps of Engineers and the U.S. General Services Administration. If we are unable to maintain or renew our IDIQ qualification or similar federal or state qualification regimes, our business could be materially harmed.
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
We have a $225 million revolving senior secured credit facility and $100 million term loan that mature December 28, 2028 (collectively, the “Senior Credit Facilities”) and a $100 million second lien term loan that matures June 2029. As of December 31, 2025, the balance of our Senior Credit Facilities was $245 million. These Senior Credit Facilities and second lien term loan may not be sufficient to meet our needs as our business grows, and we may be unable to extend or replace them on acceptable terms, or at all. The Senior Credit Facilities and second lien term loan are subject to quarter end ratio covenants, including a maximum ratio of total funded debt to EBITDA and a debt service coverage ratio (each as defined in the agreement and described in more detail in this Form 10-K) as well as certain other customary operational covenants. EBITDA for purposes of the facilities excludes the results of certain renewable energy projects that we own and which we finance in separate subsidiaries through project financing and the results of our joint ventures. In addition, our project financing term loans and construction loans require us to comply with a variety of financial and operational covenants. Our failure to comply with the covenants under our project financing debt, our Senior Credit Facilities or second lien term loan may result in the declaration of an event of default and cause us to be unable to borrow under our Senior Credit Facilities. In addition to preventing additional borrowings under the Senior Credit Facilities, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under our Senior Credit Facilities, senior term loan or the applicable project financing term loan, which would require us to pay all amounts outstanding. If an event of default occurs under our project financing debt, our Senior Credit Facilities or second lien term loan, we may not be able to cure it within any applicable cure period, if at all. Certain of our debt agreements, including our Senior Credit Facilities and second lien term loan, also contain subjective acceleration clauses based on a lender deeming that a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
If our subsidiaries default on their obligations under their debt instruments, we may need to make payments to lenders or to prevent foreclosure on the collateral securing the debt.
We typically set up subsidiaries to own and finance our renewable energy projects. These subsidiaries incur various types of debt which can be used to finance one or more projects. This debt is typically structured as non-recourse or limited recourse debt, which means it is repayable solely from the revenues from the projects financed by the debt and is secured by such projects’ physical assets, major contracts and cash accounts and a pledge of our equity interests in the subsidiaries involved in the projects. Although our subsidiary debt is typically non-recourse to Ameresco, if a subsidiary of ours defaults on such obligations, or if one project financed by a particular subsidiary’s indebtedness encounters difficulties or is terminated, then we may from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in some or all of the subsidiary’s assets. Furthermore, our $500 million construction and development loan, which we use to finance a number of our early stage development and construction projects, requires us, in the case of default under the facility, a default under our Senior Credit Facilities or a change in control of Ameresco, to make required capital contributions to the borrower entity who then would be required to use the proceeds from the capital contributions to repay the construction and development loan. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets or the requirement to make capital contributions under our construction and development loan could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock is volatile.
The trading price of our Class A common stock is volatile and could be subject to wide fluctuations, some of which are beyond our control. During the year ended December 31, 2025, our Class A common stock has traded at a low of $8.49 and a high of $44.93. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. If the stock market in general experiences a significant decline, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or operating results. As a result of this volatility, you may not be able to sell your Class A common stock at or above the price you paid for it, and you may lose some or all of your investment. Additionally, although historically there has not been a large short position in our Class A common stock, securities of certain companies have recently experienced extreme and significant volatility as a result of a large aggregate short position driving up the stock price over a short period of time, which is known as a “short squeeze.” Furthermore, some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results, and financial condition.

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
Item 2. Properties
Our corporate headquarters is located in Framingham, Massachusetts, where we occupy approximately 14,200 square feet under a lease expiring on October 31, 2029. We occupy regional offices in Phoenix, Arizona; Oak Brook, Illinois; Portland, Maine; Columbia, Maryland; Charlotte, North Carolina; Knoxville, Tennessee; Richmond Hill, Ontario; London, England; and Milan, Italy each less than 20,000 square feet, under lease agreements. In addition, we lease space, typically of lesser size, for 50 field offices throughout North America and Europe. We also own 224 small-scale renewable energy plants throughout North America and three in Ireland and the United Kingdom, which are located on sites we own or lease, or sites provided by customers. We expect to add new facilities and expand existing facilities as we continue to add employees and expand our business into new geographic areas.
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
As of February 24, 2026, and according to the records of our transfer agent, there were 11 shareholders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The following graph compares the cumulative total return attained by our Class A common shareholders with the Russell 2000 index and the NASDAQ Clean Edge Green Energy index. The information presented assumes an investment of $100 on December 31, 2020 and that all dividends were reinvested. The graph shows the value that each of these investments would have had at the end of each year.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/30/2024	12/31/2025
Ameresco, Inc.	$100.00	$155.90	$109.38	$60.62	$44.95	$56.07
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
NASDAQ Clean Edge Green Energy Index	$100.00	$97.36	$68.01	$61.27	$49.71	$65.63
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
Overview
Ameresco is a leading energy infrastructure solutions provider dedicated to helping customers navigate the energy transition. Our comprehensive portfolio includes implementing smart energy efficiency solutions, upgrading aging infrastructure, and developing, constructing, and operating distributed energy resources.
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
Key Factors and Trends
Regulatory Environment and Federal Policies
Federal policies play an important role in our business and we benefit from regulatory measures and various clean energy tax incentives, including those implemented under the Inflation Reduction Act (the “IRA”). These credits were modified by the OBBB.
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
From October 1, 2025 to November 12, 2025, the U.S. government was shut down due to the failure of the U.S. Congress to take action to maintain funding at existing levels, for the U.S. government’s fiscal year. While we did not experience a notable slowdown in our government work even with the shutdown, any future government shutdown could delay our ability to convert project awards into contracts and as such could have an adverse impact on our financial results. The government shutdown has also delayed the government providing guidance regarding the “beginning of construction” criteria applicable to clean energy projects and final FEOC restrictions under the OBBB Act.
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
During the year ended December 31, 2025, we were impacted by supply chain disruptions and varying levels of inflation, as a result macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain projects and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the year ended December 31, 2025. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
We believe the increasing demand for electricity, rising utility rates, and growing grid instability, are driving demand for our energy infrastructure and other solutions. However, this increased demand may increase the competition we face and we may also face an increased risk in completing larger more complex projects.
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
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (“the SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million, in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”). On August 30 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting both an offset of liquidated damages which are still in dispute and $3 million that SCE withheld for additional work SCE required. Upon final acceptance of these two projects, we will invoice SCE for the remaining final acceptance milestone payments for these projects. We have provided SCE notice for substantial completion of the third project and are in discussions with SCE to reach agreement on the achievement of this milestone. We expect all three projects to be finalized this year.
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
Stock-based Compensation
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the year ended December 31, 2025, and our employee stock purchase plan. During the year ended December 31, 2025, we granted 1,451,000 stock options to certain employees and 136,770 restricted stock units (“RSUs”) to our employees and non-employee directors under our 2020 Stock Incentive Plan. Our stock-based compensation expense increased slightly from $14.1 million for the year ended December 31, 2024 to $14.4 million for the year ended December 31, 2025. Stock-based compensation increased in 2025, primarily due to the increase in options and RSUs granted including PSO’s, partially offset by a decrease in the weighted average fair value of stock options and RSUs granted.
In addition, our unrecognized stock-based compensation expense decreased from $28.0 million at December 31, 2024 to $24.8 million at December 31, 2025, and is expected to be recognized over a weighted-average period of two years. This includes $3.5 million of unrecognized compensation expense related to options that vest based on performance criteria and our current assessment of probability. There is an additional $7.6 million of unrecognized compensation expense if the PSOs were to achieve 100% probability. See Note 14 “Stock-based Compensation and Other Employee Benefits” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of December 31,
(In Thousands)	2025	2024
Project Backlog (1)
Fully-contracted backlog	$2,470,333	$2,544,304
Awarded, not yet signed customer contracts	2,569,028	2,274,012
Total project backlog	$5,039,361	$4,818,316
12-month project backlog	$1,065,126	$1,145,729

(1) Project backlog net of non-controlling interests

O&M Backlog
Fully-contracted backlog	$1,474,745	$1,378,087
12-month O&M backlog	$112,297	$98,734
Total project backlog represents energy efficiency projects that are active within our sales cycle, either full-contracted or awarded. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle recently has been averaging 18 to 42 months. Awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the subcontractor, what equipment will be used, and assist in arranging for third party financing, as applicable. Recently, awarded projects have been taking an average of 12 to 42 months to result in a signed contract and convert to fully-contracted backlog. It may take longer, as it depends on the size and complexity of the project. Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract becomes executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period.
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
Assets in Development
Assets in development, which represents the potential design/build project value of small-scale renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.7 billion as of December 31, 2025 and $2.3 billion as of December 31, 2024. These are also important metrics because they help us gauge our future capacity to generate electricity or deliver renewable gas fuel which contributes to our recurring revenue stream.
Results of Operations
The following table sets forth certain financial data from the consolidated statements of income for the periods indicated (1):

	Year Ended December 31,
	2025		2024		Year-Over-Year Change
(In Thousands)	Dollar Amount	% of Revenues	Dollar Amount	% of Revenues	Dollar Change	% Change
Revenues	$1,932,126	100.0%	$1,769,928	100.0%	$162,198	9.2%
Cost of revenues	1,628,113	84.3%	1,513,837	85.5%	114,276	7.5%
Gross profit	304,013	15.7%	256,091	14.5%	47,922	18.7%

Earnings from unconsolidated entities	1,449	0.1%	792	—%	657	83.0%
Gain on sale of business, net	—	—%	38,007	2.1%	(38,007)	(100.0)%
Selling, general and administrative expenses	178,536	9.2%	173,761	9.8%	4,775	2.7%
Asset impairments	3,748	0.2%	12,384	0.7%	(8,636)	(69.7)%
Operating income	123,178	6.4%	108,745	6.1%	14,433	13.3%
Interest expense and interest income, net	87,936	4.6%	70,182	4.0%	17,754	25.3%
Other (income) expenses, net	(9,733)	(0.5)%	4,623	0.3%	(14,356)	(310.5)%
Income before income taxes	44,975	2.3%	33,940	1.9%	11,035	32.5%
Income tax benefit	(11,700)	(0.6)%	(20,000)	(1.1)%	(8,300)	(41.5)%
Net income	$56,675	2.9%	$53,940	3.0%	$2,735	5.1%
Net (income) loss attributable to non-controlling interest and redeemable non-controlling interest	$(12,391)	(0.6)%	$2,817	0.2%	$15,208	539.9%
Net income attributable to common shareholders	$44,284	2.3%	$56,757	3.2%	$(12,473)	(22.0)%

(1) A comparison of our 2024 and 2023 results can be found in Item 7 of our 2024 Form 10-K filed with the SEC.
Our results of operations for the year-ended December 31, 2025 reflect a year-over-year increase in terms of revenues, operating income, and net income attributable to common shareholders. All financial result comparisons are against the prior year period.
•Revenue: total revenues increased primarily due to a $146.7 million, or 11%, increase in our project revenue attributed primarily to continued growth and expansion in our project business in Europe.

•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increased project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percent of revenues increased primarily due to a more favorable mix of higher-margin projects.
•Gain on Sale of Business, Net: in 2024, we divested an energy technology and advisory services company and recognized a gain of $38.0 million, net of transaction expenses.
•Selling, General and Administrative Expenses: the increase is primarily due to higher professional fees of $4.5 million and higher net salaries and benefits of $2.5 million, partially offset by lower miscellaneous corporate expenses.
•Asset Impairments: long-lived asset impairment charges of $3.7 million recorded in 2025 primarily related to equipment failures. Last year included long-lived asset impairment charges of $12.4 million primarily related to one of our landfill gas to energy assets and solar panels purchased under the IRS safe harbor provisions for renewable energy projects.
•Interest Expense and Interest Income, Net: increased primarily due to increases in the amount of energy asset financings and corporate debt outstanding.
•Other (Income) Expenses, Net: includes gains and losses from derivatives transactions, foreign currency transactions, interest expense, interest income, amortization of financing costs, certain government incentives, and bank discount fees. The decrease in other expenses, net is due to foreign currency transaction gains of $7.1 million versus losses of $3.8 million last year.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial, and local authorities and is affected by generated tax credits and differences between financial accounting and tax reporting requirements. The tax benefit was lower in 2025 as compared to 2024 because we elected to sell more generated investment tax credits rather than retain them and tax expense related to an increase in our future effective state tax rate, offset by the effect of higher earnings in lower tax rate jurisdictions, noncontrolling interest, and provision to return adjustments.
•Net Income and Earnings Per Share: Net income increased due to the reasons described above. Net income attributable to common shareholders decreased due to higher income attributable to non-controlling interests. Basic earnings per share for 2025 was $0.84, a decrease of $0.24 per share compared to 2024. Diluted earnings per share for 2025 was $0.83, a decrease of $0.24 per share, compared to 2024.
Business Segment Analysis
Our reportable segments for the year ended December 31, 2025 were North America Regions, U.S. Federal, Europe, and Renewable Fuels (formerly Alternative Fuels). On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally on January 1, 2024, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes. See Note 20 “Business Segment Information” for additional information about our segments.
Revenues

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2025	2024	Dollar Change	% Change
North America Regions	$884,800	$878,828	$5,972	0.7%
U.S. Federal	292,673	372,536	(79,863)	(21.4)
Renewable Fuels	158,483	173,342	(14,859)	(8.6)
Europe	528,956	250,574	278,382	111.1
All Other	67,214	94,648	(27,434)	(29.0)
Total revenues	$1,932,126	$1,769,928	$162,198	9.2%
•North America Regions: the increase is primarily due to a $14.0 million, or 19%, increase in energy asset and $6.3 million, or 18%, increase in O&M revenue attributable to new renewable energy assets placed in service offset in part by a decrease of $19.1 million in project revenue attributable to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects.
•U.S. Federal: the decrease is primarily due to a $89.3 million, or 30%, decrease in project revenue attributable to the timing of revenue recognized as a result of the phase of active projects compared to the prior year and the reversal of previously recognized revenue as it was determined that the closing of a sale of a solar photovoltaic energy project was no longer probable, partially offset by an increase of $8.3 million in energy asset revenue.

•Renewable Fuels: the decrease is primarily due to lower project revenues of $20.0 million attributable to the timing of revenue recognized as a result of the phase of an active project, offset by a $5.6 million increase in energy asset revenues resulting from the continued growth of our operating portfolio and increased production levels generated from our renewable natural gas facilities.
•Europe: revenues increased primarily due to higher project revenue of $272.8 million, or 114%, resulting from the continued growth and expansion in our project business in Europe.
•All Other: All other revenues were lower primarily due to the divestiture of an energy technology and advisory services company last year.
Income (Loss) before Income Taxes and Unallocated Corporate Activity

	Year Ended December 31,		Year-Over-Year Change
(In Thousands)	2025	2024	Dollar Change	% Change
North America Regions	$72,741	$40,903	$31,838	77.8%
U.S. Federal	34,236	41,964	(7,728)	(18.4)
Renewable Fuels	(1,255)	(1,395)	140	10.0
Europe	25,382	776	24,606	3,170.9
All Other	7,437	47,083	(39,646)	(84.2)
Unallocated corporate activity	(93,566)	(95,391)	1,825	1.9
Income before income taxes	$44,975	$33,940	$11,035	32.5%
•North America Regions: the increase is primarily due to the higher revenues described above and higher gross profit as a percent of revenues primarily due to better execution in our project line of business and a gain on derivatives this year versus a loss last year.
•U.S. Federal: the decrease is due primarily to the decreased revenues described above, offset by higher gross profit attributable to better execution primarily in our project line of business.
•Renewable Fuels: the decrease in loss is primarily due to lower asset impairment charges of $8.6 million on landfill gas to energy assets offset by higher interest expense of $6.5 million this year.
•Europe: the increase is primarily due to the continued growth and expansion in our project business, resulting in higher revenue as described above, offset partially by increased salaries and benefits, net, and project development costs and other professional fees.
•All Other: the decrease is primarily due to the lower revenue as described above and a gain of $38.0 million recognized last year on the sale of business.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the reportable segments. We do not allocate any indirect expenses to the segments. Corporate expenses decreased primarily due to foreign currency transaction gains of $3.8 million versus losses of $2.5 million last year and $2.6 million in asset impairment charges last year, partially offset by higher interest expense, net of $7.6 million.
Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, second lien term loan, and various forms of other debt (see “Energy Asset Financing” below) and equity.
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

•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least March 2027.
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
Phase 2 closed on January 12, 2024, and we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48.0 million, of which $9.8 million was paid in cash and $32.5 million was financed through a seller’s note. The remaining cash balance due of $5.7 million and the seller’s note in the amount of $32.5 million was paid during the year ended December 31, 2024. We also assumed four land leases for the energy asset projects. Phase 2, the purchase of the energy asset projects did not constitute a business in accordance with ASC 805-50, Business Combinations.
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
The restated credit amendment replaces and extends Ameresco's existing credit agreement dated March 4, 2022, and subsequently amended (the “Original Credit Agreement”). The Restated Credit Agreement refinanced the credit facilities under the Original Credit Agreement and replaced it with the following facilities:
•a $225.0 million revolving credit facility, maturing on December 28, 2028, and
•a $100.0 million term loan A, maturing on December 28, 2028.
The revolver may be increased by up to an additional $100.0 million at Ameresco's option if lenders are willing to provide such increased commitments, subject to certain conditions.
Additional terms of the Restated Credit Agreement are as follows:
•the term loan requires quarterly principal payments of $1.3 million starting March 31, 2025, with the balance due at maturity
•the revolving credit facility requires payment at maturity
•a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0
•a total funded debt to EBITDA of less than 3.5 to 1.0

Second Lien Term Loan
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100.0 million with a maturity date of June 28, 2029. The term loan bears an interest rate of Secured Overnight Financing Rate (“SOFR”) (4.011% at December 31, 2025), plus an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029.
Energy Asset Financing
Energy Asset Construction and Operating Facilities, Financing Facilities, and Term Loans
We have entered into a number of construction and term loan agreements for the purpose of constructing and owning certain renewable energy plants. The physical assets and the operating agreements related to the renewable energy plants are generally owned by wholly owned, single member “special purpose” subsidiaries of Ameresco. These construction and term loans are structured as project financings made directly to a subsidiary, and upon commercial operation and achieving certain milestones in the credit agreement, the related construction loan converts into a term loan. While we are required under generally accepted accounting principles (“GAAP”) to reflect these loans as liabilities on our consolidated balance sheets, they are generally non-recourse and not direct obligations of Ameresco, Inc., except to the extent of completion guarantees and EPC contracts and certain equity contribution obligations under our August 2023 Construction Credit Facility as described in more detail below.
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
Other than what is included above, significant financings during the year ended December 31, 2025 were as follows:
•August 2023, Construction Credit Facility, 7.79%, due December 2027 - During the year ended December 31, 2025, we drew down $234.9 million and made payments of $240.0 million under this facility. As of December 31, 2025, $307.2 million was outstanding, net of unamortized debt discount and issuance costs of $6.4 million. The obligations under the loan are guaranteed by all the subsidiaries that are part of the loan portfolio and are secured by the subsidiaries’ assets as well as Ameresco Inc.'s equity interest in the subsidiary which is the borrower entity. In the case of default under the facility, a default under our Senior Secured Credit Facility or a change in control of Ameresco, Inc., we are required to make capital contributions to the borrower entity who then would be required to use the proceeds from the capital contributions to repay the August 2023 Construction Credit Facility.
•October 2022 Financing Facility, 8.75%, due September 2040 - On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. This amendment included advances of $25.5 million related to an expansion project and $15.7 million related to a true-up payment in connection to the removal of an IRR residual income requirement. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040. On February 3, 2026, a joinder agreement was executed with reference to the construction and development loan agreement, dated August 18, 2023, and two projects were moved under this October 2022 Financing Facility. At closing, we used proceeds of $97.8 million from the joinder to pay off the projects under the construction loan.
•April 2025 Senior Secured Notes, 6.72%, due September 30, 2045, December 2025 Senior Secured Notes, Series B, 6.55%, due September 30, 2045 and Series C, 6.38%, due December 31, 2046, and Term Shelf Note - We entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes of $78.0 million to finance a battery energy storage asset in development, with a maturity date of September 30, 2045, and a fixed interest rate of 6.72% per annum. Gross proceeds from the initial issuance on April 30, 2025 were $67.7 million with the remaining $10.3 million issued on June 27, 2025. The agreement also includes a 20-year term $300.0 million private shelf facility, as well as the ability to issue series B notes with a maturity date of September 30, 2045 on or before December 31, 2025. As part of this transaction, we signed a tax credit transfer agreement for the investment tax credits associated with the BESS asset. Upon the asset achieving commercial operations during the year ended December 31, 2025, we received proceeds from the ITC transfer of $38.4 million and made a $30.0 million prepayment on the note purchase agreement.
On December 18, 2025, joinder agreements were executed with reference to the note purchase and private shelf agreement, dated April 30, 2025, and two new notes (Series B and C) were issued with proceeds of $21.3 million and $38.8 million, with maturity dates of September 30, 2045 and December 31, 2046, respectively. The notes bear interest at fixed rates of 6.55% and 6.38%, respectively, per annum and the interest is payable quarterly and commenced

December 18, 2025. At closing, we received proceeds from an ITC transfer of $23.2 million, and we used $62.1 million of the total proceeds to pay towards the April 2023 Construction Credit Facility.
•October 2025 Senior Secured First Lien Term Notes, 5.71%, due December 31, 2043, Second Lien Term Notes, 7.40%, due September 30, 2040 and Term Shelf Note - On October 31, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes and second lien notes of $34.4 million and $15.1 million, with maturity dates of December 31, 2043 and September 30, 2040, and fixed interest rates of 5.71% and 7.40% per annum, respectively. We used $46.1 million to pay towards the April 2023 Construction Credit Facility. The agreement also includes a P20Y-year term $80.0 million private shelf facility.
As of December 31, 2025, our total energy asset construction and operating facilities outstanding was $1.2 billion. See Note 9 “Debt and Financing Lease Liabilities” for additional information about the above and additional loans.
Other Financing Facilities and Financing Leases
We have entered into sale-leaseback arrangements for solar PV energy assets with multiple investors and in accordance with Topic 842, Leases, all sale-leaseback transactions that occurred after December 31, 2018, were accounted for as failed sales and the proceeds received from the transactions were recorded as long-term financing facilities
August 2018 Master Sale-leaseback - We sold and leased back nine energy assets for $31.3 million in cash proceeds under this facility during the year ended December 31, 2025. The agreements have interest rates ranging from 0% to 1.86%, as a result of tax credits which were transferred to the counterparty. During the year ended December 31, 2025, we discovered a defect in a Battery Energy Storage System (“BESS”) that we installed for a customer under a long-term power purchase agreement for a project financed under the August 2018 master sale-leaseback agreement. As a result, the BESS had to be removed. Our financing partner has agreed to temporarily waive any events of default and refrain from pursuing remedies available under the master sale-leaseback associated with the BESS failure until March 31, 2026 to allow remediation of the issue (subject to certain conditions). We have fully funded lease payments due under the master lease agreement through March 31, 2026 into a reserve account from which lease payments will be made.
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
As of December 31, 2025, our total sale-leasebacks classified as long-term financing facilities outstanding was $393.4 million.
As of December 31, 2025, our total financing leases outstanding was $12.1 million. These are our sale-leaseback arrangements entered into as of December 31, 2018 which remain under the previous guidance.
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
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $479.0 million in principal amounts as of December 31, 2025 and $555.4 million as of December 31, 2024. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $99.7 million during the year ended December 31, 2025 and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $84.2 million during the year ended December 31, 2025. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our consolidated balance sheets as a non-cash settlement. See Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements in this Report.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Selected Measures of Liquidity and Capital Resources

	December 31,
(In Thousands)	2025	2024
Cash and cash equivalents	$71,785	$108,516
Working capital	$523,621	$412,126
Availability under revolving credit facility	$45,064	$21,099
Cash Flows
The following table summarizes our changes in cash, cash equivalents, and restricted cash:

	Year Ended December 31,
(In Thousands)	2025	2024
Cash flows from operating activities	$(80,360)	$117,598
Cash flows from investing activities	(256,040)	(386,637)
Cash flows from financing activities	323,102	313,944
Effect of exchange rate changes on cash	1,435	(203)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,863)	$44,702
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
Cash Flows from Operating Activities
Our cash flow from operating activities in 2025 decreased over 2024 primarily due to increases in cash outflows of $245.9 million from unbilled revenue, $93.2 million from prepaid expenses and other current assets, and $57.2 million from deferred revenue. These were partially offset by increased cash inflows of $112.4 million from accounts receivable and Federal ESPC receivables of $74.7 million.
Cash Flows from Investing Activities
During 2025, we made capital investments of $326.0 million in new energy assets and $29.0 million in major maintenance of energy assets, compared to $417.0 million and $17.1 million, respectively, in 2024. During 2025, we also received $132.4 million in proceeds the sale of tax credits. As noted above, we sold a business in December 2024 and received net proceeds of $54.2 million.
We currently plan to invest approximately $300.0 million to $350.0 million in capital investments in 2026, principally for the construction or acquisition of new renewable energy plants.
Cash Flows from Financing Activities
Our primary sources of financing during 2025 were proceeds of $552.6 million from energy asset debt financings, proceeds from long-term corporate debt financings of $100.0 million, and $99.0 million from advances on Federal ESPC projects and energy assets, partially offset by repayments of energy asset debt and financing leases totaling $417.5 million.
During 2024, we received net proceeds of $643.5 million from long-term energy asset debt financings, $170.8 million from advances on Federal ESPC projects and energy assets, and proceeds from long-term corporate debt financings of $100.0 million, partially offset by repayments of long-term corporate debt of $127.0 million, repayments of energy asset debt totaling $424.4 million, and net payments on our senior secured revolving credit facility of $4.9 million.
We currently plan additional financings of $250.0 million to $300.0 million in 2026 to fund the construction or acquisition of new renewable energy plants as discussed above.
We may also, from time to time, finance our operations through issuance of equity or debt securities.
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
Significant judgment is required to estimate the total expected costs and variable consideration for projects that typically have a construction period of 12 to 36 months. Any increase or decrease in estimated costs to complete a performance obligation without a corresponding change to the contract price could impact the calculation of cumulative revenue to date and gross profit on the project. Similarly, if we recognize revenue based upon our current estimate of variable consideration, and our estimate is later adjusted, we may be required to increase or decrease cumulative revenue to date and gross profit on the project. Factors that may result in a change to our estimates include unforeseen engineering problems, construction delays, the performance of contractors and major material suppliers, and unusual weather conditions, among others.
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
The process of evaluating the potential impairment of long-lived assets, goodwill and intangible assets requires significant judgment. For goodwill, we estimate the reporting unit’s fair value and compare it with the carrying value of the reporting unit, including goodwill. If the fair value is greater than the carrying value of its reporting unit, no impairment is recorded. Fair value is determined using both an income approach and a market approach. The estimates and assumptions used in our calculation include revenue growth rates, expense growth rates, tax rates, net working capital requirements, expected capital expenditures and estimated discount rates to determine projected cash flows. Of these estimates, the determination of the estimated discount rate and net working capital requirements are significant to our analysis. Our discount rate assumptions are based on an assessment of our risk-adjusted discount rate, applicable for each reporting unit. These estimates are based on historical experience, our projections of future operating activities, and our weighted-average cost of capital. Unforeseen events and changes in circumstances or market conditions could adversely affect these estimates, which could result in an impairment charge.
We had no goodwill impairment for the years ended December 31, 2025 and 2024 and reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 63% and 49%. respectively. During the year ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 net of tax and was primarily driven by a decline in projected cash flows, including revenues and profitability. One reporting unit with goodwill had an estimated fair value that exceeded its carrying value by 16%. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 65% as of December 31, 2023.
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
Any changes in the fair value of our derivatives designated as hedging instruments are recorded as adjustments to other comprehensive (loss) income and any changes in fair value of our derivatives not designated hedging instruments are recorded in other (income) expenses, net in our consolidated statements of income. See Note 19 “Derivative Instruments and Hedging Activities” for more information.
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
The jurisdictional mix of our profit before tax has changed substantially from 17% in foreign locations in 2024 to 68% in foreign locations in 2025, primarily due to experiencing growth in Romania and Greece, offset by losses in the United Kingdom. This movement in the jurisdictional mix does not result in a material change to the overall tax rate due to foreign tax rate differences from the U.S. statutory.
The OBBB includes several changes for corporations that may affect income tax provisions, including items related to income taxes on the face of the financial statements and in the disclosures, for periods that include the enactment date. The OBBB makes modifications to energy credits, including extending the clean fuel production credit, gradually phasing out other investment tax credits and placing restrictions on certain foreign entities constructing and owning clean energy facilities. The Company is primarily affected by phasing out of the clean electricity investment credit for solar and battery projects for which construction begins more than 12 months after the date of enactment or for which the projects are placed in service after December 31, 2027. If we are not able to utilize the ITC as expected, this could have an adverse effect on our financial results.
Our tax rate has historically benefited from the IRC Section 179D deduction. This deduction is related to energy efficient improvements we provide under government contracts. The Consolidated Appropriations Act, 2021 made permanent the Section 179D Energy Efficient Commercial Building Deduction. However, the OBBB has ended the Section 179D deduction for construction projects that begin after June 30, 2026.
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
Interest Rate Risk
We had cash and cash equivalents totaling $71.8 million as of December 31, 2025 and $108.5 million as of December 31, 2024. Our exposure to interest rate risk primarily relates to the interest expense paid on our senior secured credit facility.

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
By using derivative instruments, we are subject to credit and market risk. The fair market value of the interest rate swaps are determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating. The fair value of these make-whole provisions was determined based on available market data and a with and without model.
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
Foreign Currency Risk
We have revenues, expenses, assets, and liabilities that are denominated in foreign currencies, principally the Canadian dollar, GBP, Euro and Romanian RON. Also, a significant number of employees are located in Canada and Europe, and our subsidiaries in those countries transact business in those respective currencies. As a result, we have designated the Canadian dollar as the functional currency for Canadian operations. Similarly, the GBP has been designated as the functional currency for our operations in the United Kingdom. The Euro has been designated as the functional currency for our operations in Europe, with the exception of Romania which is the RON. When we consolidate the operations of these foreign subsidiaries into our financial results, because we report our results in U.S. dollars, we are required to translate the financial results and position of our foreign subsidiaries from their respective functional currencies into U.S. dollars. We translate the revenues, expenses, gains, and losses from our Canadian, United Kingdom, and European subsidiaries into U.S. dollars using a weighted average exchange rate for the applicable fiscal period. We translate the assets and liabilities of these subsidiaries into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until a complete or substantially complete liquidation of the net investment in our foreign subsidiary takes place. Changes in the values of these items from one period to the next which result from exchange rate fluctuations are recorded in our consolidated statements of changes in stockholders’ equity as accumulated other comprehensive income (loss). For the year ended December 31, 2025, due to the strengthening of the CAD, GBP, EUR, and RON versus the U.S. dollar, our foreign currency translation resulted in a gain of $6.2 million which we recorded as an increase in accumulated other comprehensive income, compared to a loss of $3.2 million for the year ended December 31, 2024. As a consequence, gross profit, operating results, profitability, and cash flows are impacted by relative changes in the value of the CAD, GB, EUR, and RON. We have not repatriated earnings from our foreign subsidiaries but have elected to invest in new business opportunities there. See Note 10, “Income Taxes” to our consolidated financial statements in this Report. We do not hedge our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	43
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	46
Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	48
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	49
Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	50
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, and December 31, 2023	51
Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ameresco, Inc.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameresco, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in redeemable non-controlling interests and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue from Contracts with Customers—Project Revenue
As described in Notes 2 and 3 to the financial statements, the Company’s projects line of business, which relates to the construction of energy efficiency projects, including the design, engineering and installation of technologies and techniques to improve energy efficiency and control the operation of a building’s energy- and-water-consuming systems, recognized revenue of $1.49 billion during the year ended December 31, 2025. Typically, the Company provides a service of integrating a complex set of tasks and components such as design, engineering, construction management, and equipment procurement for a project contract. The Company’s project revenues are generated from long-term contracts whereby revenue is recognized over time using the cost-based input method. The Company uses total costs incurred on the project relative to the total expected costs to estimate progression towards the satisfaction of the performance obligation.
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
◦Evaluating management’s judgments related to the Company’s ability to achieve both the estimates of final construction contract profit and the project timeline as well as management’s estimates of total consideration payable, when contracts contain variable consideration, by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s internal budgets and contract terms.
◦Confirming project progression with customers, including identification of any delays in the project timeline.

/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
March 3, 2026

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (1)	$71,785	$108,516
Restricted cash (1)	92,515	69,706
Accounts receivable, net (1)	257,856	256,961
Accounts receivable retainage	53,618	39,843
Unbilled revenue (1)	799,109	644,105
Inventory	12,609	11,556
Prepaid expenses and other current assets (1)	239,865	145,906
Income tax receivable (1)	2,166	1,685
Project development costs, net	23,010	22,856
Total current assets (1)	1,552,533	1,301,134
Federal ESPC receivable	503,449	609,128
Property and equipment, net (1)	10,077	11,040
Energy assets, net (1)	2,081,224	1,915,311
Goodwill, net	69,302	66,305
Intangible assets, net	7,464	8,814
Right-of-use assets, net (1)	76,165	80,149
Restricted cash, non-current portion	22,215	20,156
Deferred income tax assets, net	96,868	56,523
Other assets (1)	117,797	89,948
Total assets (1)	$4,537,094	$4,158,508
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net of unamortized discount (1)	$132,125	$149,363
Accounts payable (1)	691,197	529,338
Accrued expenses and other current liabilities (1)	113,878	107,293
Current portions of operating lease liabilities (1)	7,959	10,536
Deferred revenue	79,908	91,734
Income taxes payable	3,845	744
Total current liabilities (1)	1,028,912	889,008
Long-term debt and financing lease liabilities, net of current portion, unamortized discount, and debt issuance costs (1)	1,749,708	1,483,900
Federal ESPC liabilities	478,970	555,396
Deferred income tax liabilities, net	2,943	2,223
Deferred grant income	5,385	6,436
Long-term operating lease liabilities, net of current portion (1)	55,938	59,479
Other liabilities (1)	91,003	114,454
Commitments and contingencies (Note 15)
Redeemable non-controlling interests, net	1,419	2,463
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) of $329,354 as of December 31, 2025 and $158,548 as of December 31, 2024. Includes liabilities of consolidated VIEs of $179,314 as of December 31, 2025 and $16,871 as of December 31, 2024. See Note 11.

AMERESCO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Continued)

	December 31,
	2025	2024
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 36,963,263 shares issued and 34,861,428 shares outstanding at December 31, 2025, 36,603,048 shares issued and 34,501,213 shares outstanding at December 31, 2024	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at December 31, 2025 and 2024	2	2
Additional paid-in capital	395,656	378,321
Retained earnings	696,737	652,561
Accumulated other comprehensive loss, net	(460)	(5,874)
Treasury stock, at cost, 2,101,835 shares at December 31, 2025 and 2024	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,080,150	1,013,225
Non-controlling interests	42,666	31,924
Total stockholders’ equity	1,122,816	1,045,149
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$4,537,094	$4,158,508

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,932,126	$1,769,928	$1,374,633
Cost of revenues	1,628,113	1,513,837	1,128,204
Gross profit	304,013	256,091	246,429

Earnings from unconsolidated entities	1,449	792	1,758
Gain on sale of business, net	—	38,007	—
Selling, general and administrative expenses	178,536	173,761	162,138
Asset impairments	3,748	12,384	3,831
Operating income	123,178	108,745	82,218
Interest expense and interest income, net	87,936	70,182	40,370
Other (income) expenses, net	(9,733)	4,623	3,579
Income before income taxes	44,975	33,940	38,269
Income tax benefit	(11,700)	(20,000)	(25,635)
Net income	56,675	53,940	63,904

Net (income) loss attributable to non-controlling interest and redeemable non-controlling interest	(12,391)	2,817	(1,434)
Net income attributable to common shareholders	$44,284	$56,757	$62,470
Net income per share attributable to common shareholders:
Basic	$0.84	$1.08	$1.20
Diluted	$0.83	$1.07	$1.17
Weighted average common shares outstanding:
Basic	52,679	52,380	52,140
Diluted	53,293	53,140	53,228
`
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$56,675	$53,940	$63,904
Other comprehensive income (loss):
Unrealized (loss) gain from interest rate hedges, net of tax effect of $178, $139, and $(190), respectively	(650)	394	(538)
Foreign currency translation adjustment	6,181	(3,172)	1,574
Total other comprehensive income (loss)	5,531	(2,778)	1,036
Comprehensive income	62,206	51,162	64,940
Comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests:
Net (income) loss	(12,391)	2,817	(1,434)
Foreign currency translation adjustments	(117)	(51)	(30)
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(12,508)	2,766	(1,464)
Comprehensive income attributable to common shareholders	$49,698	$53,928	$63,476

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Non-controlling Interests (“RNCI”)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling Interest (“NCI”)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2022	$46,623	33,948,362	$3	18,000,000	$2	$306,314	$533,549	2,101,795	$(11,788)	$(4,051)	$49,002	$873,031
Exercise of stock options	—	246,250	—	—	—	2,438	—	—	—	—	—	2,438
Stock-based compensation expense	—	—	—	—	—	10,318	—	—	—	—	—	10,318
Employee stock purchase plan	—	60,003	—	—	—	2,017	—	—	—	—	—	2,017
Restricted stock units released	—	22,580	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(538)	—	(538)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,544	30	1,574
Distributions to RNCI	(632)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	108	—	—	—	—	—	(108)	—	—	—	—	(108)
Adjustment to investment fund call option exercise	195	—	—	—	—	(195)	—	—	—	—	—	(195)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	4,203	4,203
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(30,187)	(30,187)
Net income	571	—	—	—	—	—	62,470	—	—	—	863	63,333
Balance, December 31, 2023	46,865	34,277,195	3	18,000,000	2	320,892	595,911	2,101,795	(11,788)	(3,045)	23,911	925,886
Exercise of stock options	—	97,489	—	—	—	942	—	—	—	—	—	942
Stock-based compensation expense	—	—	—	—	—	14,130	—	—	—	—	—	14,130
Employee stock purchase plan	—	63,903	—	—	—	1,821	—	—	—	—	—	1,821
Restricted stock units released	—	62,626	—	—	—	—	—	40	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	—	—	394	—	394
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,223)	51	(3,172)
Distributions to RNCI	(288)	—	—	—	—	—	—	—	—	—	—	—
Accretion of tax equity financing fees	107	—	—	—	—	—	(107)	—	—	—	—	(107)
Investment fund call option exercise	(40,455)	—	—	—	—	37,269	—	—	—	—	—	37,269
Contributions from NCI	—	—	—	—	—	3,040	—	—	—	—	32,367	35,407
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,368)	(1,368)
Purchase of shares from NCI	—	—	—	—	—	227	—	—	—	—	(23,986)	(23,759)
Net income	(3,766)	—	—	—	—	—	56,757	—	—	—	949	57,706
Balance, December 31, 2024	2,463	34,501,213	3	18,000,000	2	378,321	652,561	2,101,835	(11,788)	(5,874)	31,924	1,045,149
Exercise of stock options	—	139,277	—	—	—	1,360	—	—	—	—	—	1,360
Stock-based compensation expense	—	—	—	—	—	14,422	—	—	—	—	—	14,422
Employee stock purchase plan	—	119,736	—	—	—	1,553	—	—	—	—	—	1,553
Restricted stock units released	—	101,202	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	—	—	(650)	—	(650)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	6,064	117	6,181
Accretion of tax equity financing fees	108	—	—	—	—	—	(108)	—	—	—	—	(108)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	4,723	4,723
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(7,641)	(7,641)
Net income	(1,152)	—	—	—	—	—	44,284	—	—	—	13,543	57,827
Balance, December 31, 2025	$1,419	34,861,428	$3	18,000,000	$2	$395,656	$696,737	2,101,835	$(11,788)	$(460)	$42,666	$1,122,816
See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$56,675	$53,940	$63,904
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	99,659	82,114	59,390
Depreciation of property and equipment	2,213	4,963	4,155
Amortization of debt discount and debt issuance costs	6,193	5,151	4,201
Amortization of intangible assets	2,397	2,134	2,366
Increase in contingent consideration	71	149	347
Accretion of ARO liabilities	432	332	258
Impairment of goodwill	—	—	2,222
Provision for bad debts	217	1,340	356
Impairment of long-lived assets / loss on disposal, net	2,224	12,815	1,710
Gain on sale of business, net of transaction costs	—	(38,007)	—
Non-cash production tax credits recognized	(12,160)	—	—
Non-cash project revenue related to in-kind leases	(7,144)	(4,164)	(3,164)
Earnings from unconsolidated entities	(322)	(792)	(1,758)
Net gain from derivatives	(4,721)	(1,027)	(1,108)
Stock-based compensation expense	14,422	14,130	10,318
Deferred income taxes, net	(18,463)	(24,315)	(27,602)
Unrealized foreign exchange (gain) loss	(3,083)	2,216	(368)
Changes in operating assets and liabilities:
Accounts receivable	15,484	(96,867)	52,647
Accounts receivable retainage	(11,648)	(14,342)	4,337
Unbilled revenue	(190,931)	54,953	(13,211)
Inventory, net	(1,053)	2,081	581
Prepaid expenses and other current assets	(70,640)	22,576	(41,125)
Project development costs	(2,419)	(3,255)	(5,486)
Federal ESPC receivable	(84,239)	(158,937)	(260,378)
Other assets	(8,612)	(5,287)	(6,896)
Accounts payable, accrued expenses, and other current liabilities	132,485	143,776	53,238
Deferred revenue	(6,426)	50,738	26,202
Income taxes receivable, net	2,625	3,679	1,314
Other liabilities	6,404	7,504	3,559
Cash flows from operating activities	(80,360)	117,598	(69,991)
Cash flows from investing activities:
Purchases of property and equipment	(968)	(4,291)	(5,713)
Capital investment in energy assets	(326,034)	(416,992)	(538,418)
Capital investment in major maintenance of energy assets	(28,997)	(17,063)	(7,636)
Grant award received on energy asset	—	400	—
Proceeds from sale of tax credits	132,373	—	—
Net proceeds from sale of business	—	54,249	—
Net proceeds from sale of equity investment	—	13,091	—
Acquisitions, net of cash received	(4,595)	—	(9,182)
Contributions to equity and other investments	(27,819)	(11,757)	(5,429)
Loans to joint venture investments	—	—	(565)
Purchases of subsurface land easements	—	(4,274)	—
Cash flows from investing activities	(256,040)	(386,637)	(566,943)

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2025	2024	2023

Cash flows from financing activities:
Payments on long-term corporate debt financings	$(18,000)	$(127,000)	$(155,000)
Proceeds from long-term corporate debt financings	100,000	100,000	—
Proceeds from (payments on) senior secured revolving credit facility, net	15,000	(4,900)	(43,000)
Proceeds from long-term energy asset debt financings	552,560	643,529	843,498
Payments on long-term energy asset debt and financing leases	(417,527)	(424,421)	(148,057)
Payment on seller's promissory note	—	(61,941)	—
Payments of debt discount and debt issuance costs	(10,979)	(15,308)	(9,315)
Proceeds from termination of swaps	2,808	—	—
Proceeds from Federal ESPC projects	99,716	164,779	154,338
Net (payments on) proceeds from energy asset receivable financing arrangements	(725)	6,012	14,512
Proceeds from exercises of options and ESPP	2,913	2,763	4,455
Contributions from non-controlling interest	4,723	35,407	3,738
Distributions to non-controlling interest	(7,387)	(1,368)	(21,842)
Distributions to redeemable non-controlling interests, net	—	(422)	(658)
Investment fund call option exercise	—	(3,186)	—
Payment of contingent consideration	—	—	(1,866)
Cash flows from financing activities	323,102	313,944	640,803
Effect of exchange rate changes on cash	1,435	(203)	(81)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,863)	44,702	3,788
Cash, cash equivalents, and restricted cash, beginning of year	198,378	153,676	149,888
Cash, cash equivalents, and restricted cash, end of year	$186,515	$198,378	$153,676

Supplemental disclosures of cash flow information:
Cash paid for interest	$107,639	$110,387	$80,251
Cash paid for income taxes	$4,796	$4,456	$3,834
Non-cash Federal ESPC settlement	$179,779	$143,936	$99,164
Accrued purchases of energy assets	$92,501	$67,704	$78,382
Non-cash assumption of loan	$8,481	$—	$—
Non-cash principal payments on loan from ITC sale	$3,213	$—	$—
Non-cash contributions from non-controlling interest	$—	$—	$464
Non-cash financing for energy asset project acquisition	$—	$32,500	$82,964
Non-cash portion of investment fund call option exercise	$—	$37,269	$—

See accompanying notes to consolidated financial statements.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS
Ameresco, Inc. (including its subsidiaries, the “Company,” “Ameresco”, “we,” “our,” or “us”) was organized as a Delaware corporation on April 25, 2000. We are a leading energy infrastructure solutions provider dedicated to helping customers reduce costs, enhance resilience, and decarbonize to net zero in the global energy transition. Our comprehensive portfolio includes implementing smart energy efficiency solutions, upgrading aging infrastructure, and developing, constructing, and operating distributed energy resources. We provide solutions, both services and products, and also sell certain solar photovoltaic (“solar PV”) equipment and have completed projects that reduce energy use and deliver diversified generation solutions to Federal, state and local governments, utilities, educational and healthcare institutions, housing authorities, and commercial and industrial customers. Headquartered in Framingham, MA, we have approximately 1,600 employees providing local expertise in North America and Europe.
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
Self-insured Health Insurance
We are self-insured for employee health insurance and the maximum exposure in fiscal year 2025 under the plan was $200 per covered participant, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported claims, is determined by management and reflected in our consolidated balance sheets in accrued expenses and other current liabilities. The liability is calculated based on historical data, which considers both the frequency and

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
settlement amount of claims. Our estimated accrual for this liability could be different than our ultimate obligation if variables such as the frequency or amount of future claims differ significantly from management’s assumptions.
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
Accounts Receivable, Net
Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Our methodology to estimate the allowance for credit losses includes quarterly assessments of historical bad debt write-off experience, current economic and market conditions, management’s evaluation of outstanding accounts receivable, anticipated recoveries and our forecasts. Due to the short-term nature of our receivables, the estimate of credit losses is primarily based on aged accounts receivable balances and the financial condition of our customers. In addition, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Bad debts are written off against the allowance when identified. As part of our assessment, we also considered the current and expected future economic and market conditions due to global factors and determined that the estimate of credit losses was not significantly impacted as of December 31, 2025 and 2024.
Changes in the allowance for credit losses was as follows:

	Year Ended December 31,
	2025	2024	2023
Allowance for credit loss, beginning of period	$845	$903	$911
Charges to costs and expenses, net	217	1,340	356
Account write-offs and other	(193)	(1,398)	(364)
Allowance for credit loss, end of period	$869	$845	$903

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Accounts Receivable Retainage
Accounts receivable retainage represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice. We classify retainages that are expected to be billed in the next twelve months as current assets. As of December 31, 2025 and 2024, no amounts were determined to be uncollectible.
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
Prepaid expenses and other current assets comprised of the following:

	Year Ended December 31,
	2025	2024
Other receivables	$70,382	$16,336
Deferred project costs	153,199	117,573
Prepaid expenses	16,284	11,997
Prepaid expenses and other current assets	$239,865	$145,906
Other Receivables
Ameresco’s wholly-owned subsidiary in Italy entered into agreements to sell certain receivables to unrelated third-party financial institutions for a discount on a non-recourse basis. These transactions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and result in a reduction in accounts receivable because the agreements transfer effective control over the receivables, and related risk, to the buyers. Our Italian subsidiary does not retain any interest in the underlying accounts receivable once sold. Trade accounts receivables balances sold are removed from the consolidated balance sheets, and cash received is reflected in operating activities in the consolidated statements of cash flows. Other receivables sold without recourse total $25,246 and $3,994 at December 31, 2025 and 2024, respectively, and are included in other receivables in the table above. Bank discount fees during the twelve months ended December 31, 2025 and 2024 were $5,167 and $1,471, respectively, and are included in other expense, net in the consolidated statements of income. See Note 17 Other (Income) Expenses, Net.
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
Financing lease assets and accumulated depreciation of financing lease assets are included in energy assets. For additional information see the Sale-Leaseback section below and Notes 7, 8, and 9.
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
We evaluate recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows before interest associated with the expected uses and eventual disposition of those assets. When these comparisons indicate that the carrying value of those assets is greater than the undiscounted cash flows, we recognize an impairment loss for the amount that the carrying value exceeds the fair value of the asset group. Impairment losses are reflected in selling, general, and administrative expenses in the consolidated statements of income. See Note 7 for disclosure on our long-lived asset impairment during the years ended December 31, 2025 and 2024.

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
We received grant proceeds from the Canadian government in connection with the construction of our energy assets in Canada during the years ended December 31, 2019 and 2020. We have a contribution agreement in place with Natural Resources Canada to fund 50% of the construction costs on a specific pilot project in Ontario. Cash proceeds are recorded as a deferred grant liability. Following commercial operation, the grant is subject to repayment to the government for a five-year period which concluded at December 31, 2025.
Deferred grant income of $5,385 and $6,436 in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively, represents the benefit of the basis difference to be amortized to depreciation expense over the life of the related property.
Non-refundable Transferable Credits Policy Elections
We elect to apply government grant accounting, outside of income taxes, to the portion of the transferable ITC that we intend to sell. We have an existing policy to account for government grants by analogy to International Accounting Standard (“IAS”) 20 and shall present the credit as a reduction in the cost of the related energy asset and shall measure the grant of the nonmonetary asset at fair value. Based on these policy elections, the benefit of the grant will be recognized in profit or loss as a reduction to depreciation expense over the life of the energy asset. The amount of credits recorded as a reduction in the cost of the related energy assets and the amount of cash collected from the sale of ITC’s were $132,373 and $47,534 at December 31, 2025 and 2024, respectively.
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
Section 45Z Tax Credit Recognition
The U.S. federal government introduced tax incentives to promote the production of low-carbon fuels and reduce greenhouse gas emissions, enhance energy security, and support the rural agricultural economy. Effective January 1, 2025, the Inflation Reduction Act of 2022 (“IRA”) replaces Section 6426 with Section 45Z of the Internal Revenue Code, providing a clean fuel production credit for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the One Big Beautiful Bill Act, extending the credit through 2029. Producers of liquid transportation fuels, including sustainable aviation fuel, are eligible to qualify for up to $1 per gallon, while producers of renewable natural gas (“RNG”) could claim an amount exceeding $1 per gallon for significant carbon intensity reductions, with the credit amount indexed annually for inflation.
We recognize tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax incentive is recognized when it is probable that we will comply with the provisions of the incentive and that the incentive will be earned. These credits are recognized in prepaid expense and other current assets in our consolidated balance sheets and as a reduction to cost of revenues in the consolidated statements of income, reflecting their role in offsetting the production costs of low-carbon fuels.
Our RNG production facilities are eligible for these federal tax credits, which became probable of being earned during the year ended December 31, 2025, and we recognized $12,160 on Section 45Z tax credits, which were recorded as a reduction to cost of revenues and a nonmonetary asset recorded within other receivables which is included in prepaid expenses and other current assets. We intend to monetize these tax credits through sale of such credits to third parties. This amount is included in the

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
consolidated statements of cash flows as a non-cash adjustment to reconcile net income to net cash flows from operating activities.
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
Goodwill
As noted in the Acquisitions section above, our goodwill is derived when we acquire another business. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually during the fourth quarter and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our assessment date is October 31st.
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
We had no goodwill impairment for the years ended December 31, 2025 and 2024 and reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 63% and 49%. respectively. During the year ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 net of tax and was primarily driven by a decline in projected cash flows, including revenues and profitability. One reporting unit with goodwill had an estimated fair value that exceeded its carrying value by 16%. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 65% as of December 31, 2023.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets
Acquired intangible assets, other than goodwill, that are subject to amortization include customer contracts, customer relationships, technology, trade names, and non-compete agreements. The intangible assets are amortized over periods ranging from one to fifteen years from their respective acquisition dates. Intangible assets also include purchased subsurface land easements for underground rights to facilitate the construction of RNG pipelines. The subsurface land easements shall be amortized over the twenty-year life of the pipelines. We evaluate our intangible assets for impairment consistent with, and part of, our long-lived asset evaluation, as discussed in Energy Assets above. See Notes 5 and 7 for additional disclosures.
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
Other Assets
Other assets consist primarily of notes and contracts receivable due to Ameresco from various customers, the fair value of derivatives determined to be assets, investments in unconsolidated joint ventures, the non-current portions of project development costs, accounts receivable retainages, sale-leaseback deferred loss, deferred contract costs, and assets held for sale.
Other assets also include $26,683 in deposits paid to Powin LLC, one of our battery energy storage system suppliers, who filed for Chapter 11 bankruptcy protection on June 10, 2025. See Note 15 Commitments and Contingencies for additional information.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities includes use and other taxes payable, accrued payroll and payroll related expenses, sales tax payable, current portion of contingent consideration, and other accrued operating expenses.
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
Other Liabilities
Other liabilities consist primarily of the long-term portion of deferred revenue related to multi-year operations and maintenance (“O&M”) contracts which expire at various dates through 2052. Other liabilities also include the fair value of derivatives, the long-term portions of sale-leaseback deferred gains, and liabilities recognized in association with customer energy assets for obligations to the customer for performance of the asset. See Note 19 for additional derivative disclosures and Note 7 for additional energy asset disclosures.

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
In accordance with specific PPA contract terms, we recognize revenues from the sale and delivery of the energy output from renewable energy plants over time as produced and delivered to the customer. Environmental attributes revenue is recognized at a point in time when the environmental attributes are transferred to the customer in accordance with the transfer protocols of the environmental attributes market that we operate in. In the cases where environmental attributes are sold to the same customer as the energy output, we record revenue monthly for both the energy output and the environmental attribute output, as generated and delivered to the customer. We have determined that certain PPAs contained a lease component in accordance with ASC 840, Leases, prior to the adoption of Topic 842. We recognized $11,515, $12,160 and $10,687 of operating lease revenue under these agreements during the years ended December 31, 2025, 2024, and 2023, respectively.
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
Under the guidance, we have recorded long term deferred tax assets and deferred tax liabilities based on the underlying jurisdiction in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. See Note 10 for additional information on income taxes.
Foreign Currency
The local currency of our foreign operations is considered the functional currency of such operations. All assets and liabilities of these foreign operations are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation gains and losses are reported in the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are reported within other (income) expenses, net in the consolidated statements of income. See Note 17.
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
Financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, financing lease assets and liabilities, contingent consideration, short- and long-term borrowings, make-whole provisions, and interest rate swaps. Because of their short maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, accrued expenses and other current liabilities, and short-term borrowings approximate fair value.
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
Share Repurchase Program
In April 2016, our Board of Directors authorized our stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, we are authorized to repurchase up to $17,533 of our Class A common stock. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our Class A common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. The Repurchase Program may be suspended or terminated at any time without prior notice and has no expiration date. As of December 31, 2025, there were shares having a dollar value of approximately $5,745 that may yet be purchased under the Repurchase Program.
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
We account for our interest rate swaps as derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this guidance, derivatives are carried on our consolidated balance sheets at fair value which is determined based on observable market data in combination with expected cash flows for each instrument. Some of our debt agreements contain make-whole provisions which we account for as embedded derivatives in accordance with related guidance. Under this guidance, the derivative is bifurcated from its host contract and recorded on our consolidated balance sheets at fair value by either comparing it against the rates of similar debt instruments under similar terms without a make-whole provision obtained from various highly rated third-party pricing sources or evaluating the present value of the prepayment fee.
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
We generally aggregate the disclosures of our VIEs based on certain qualitative and quantitative factors including the purpose and design of the underlying VIEs, the nature of the assets in the VIE, and the type of involvement we have with the VIE including our role and type of interest held in the VIE. As of December 31, 2025, the VIE that makes up our investment fund (tax equity partnership) is one group and our other consolidated VIEs are similar in purpose, design, and our involvement, and as such, are aggregated together. See Notes 11 and 12 for additional disclosures.
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
During 2018 and 2019, we formed investment funds (tax equity partnerships) with different third-party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. As of December 31, 2025, we had one such investment fund remaining.
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
Recent Accounting Pronouncements
Business Combinations— Joint Venture Formations
In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted this new accounting standard effective January 1, 2025 and the adoption did not have a material impact on our consolidated financial statements.
Income Taxes (Topic 740) - Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this guidance did not have a material impact on our consolidated financial statements, although it did result in expanded income tax disclosures. See Note 10.

Codification Improvements—Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, to remove references to various FASB Concepts Statements based on suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. We adopted this accounting standard as of January 1, 2025 and the adoption did not have a material impact on our consolidated financial statements.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve the disclosures by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to modify the effective date previously stated in ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that adopting ASU 2024-03 would have on our consolidated financial statements and will adhere to the clarified effective date in ASU 2025-01 if implementation is necessary.
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
Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
Codification Improvements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the year ended December 31, 2025 were North America Regions, U.S. Federal, Europe, and Renewable Fuels (formerly Alternative Fuels). On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally on January 1, 2024, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$743,300	$204,777	$23,361	$511,637	$2,355	$1,485,430
O&M revenue	41,992	60,268	7,552	3,226	—	113,038
Energy assets	87,032	25,738	127,563	2,495	—	242,828
Other	12,476	1,890	7	11,598	64,859	90,830
Total revenues	$884,800	$292,673	$158,483	$528,956	$67,214	$1,932,126
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2024:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$762,404	$294,082	$43,353	$238,848	$—	$1,338,687
O&M revenue	35,707	60,057	7,895	2,807	—	106,466
Energy assets	73,059	17,449	121,960	847	29	213,344
Other	7,658	948	134	8,072	94,619	111,431
Total revenues	$878,828	$372,536	$173,342	$250,574	$94,648	$1,769,928

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table presents our revenue disaggregated by line of business and reportable segment for the year ended December 31, 2023:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$519,079	$342,238	$—	$138,730	$1,250	$1,001,297
O&M revenue	26,310	53,496	10,697	1,979	1	92,483
Energy assets	64,668	6,326	106,359	1,392	145	178,890
Other	6,377	824	19	7,253	87,490	101,963
Total revenues	$616,434	$402,884	$117,075	$149,354	$88,886	$1,374,633
See Note 16 for our revenue disaggregated by geographical region.
The following table presents information related to our revenue recognized over time:

	Year Ended December 31,
	2025	2024	2023
Percentage of revenue recognized over time	96%	96%	95%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2025	December 31, 2024	January 1, 2024
Accounts receivable, net	$257,856	$256,961	$153,362
Accounts receivable retainage	53,618	39,843	33,826
Contract Assets
Unbilled revenue	799,109	644,105	636,163
Contract Liabilities
Deferred revenue	79,908	91,734	52,903
Deferred revenue, non-current (1)	35,035	29,885	18,393
Total contract liabilities	$114,943	$121,619	$71,296

(1) Performance obligations that are expected to be completed beyond the next twelve months are included in other liabilities in the consolidated balance sheets.
The increase in contract assets for the year ended December 31, 2025 was primarily due to revenue recognized of $1,299,713, as well as reclassifications primarily from contract liabilities as a result of timing of customer payments, offset by billings of $1,197,758. The decrease in contract liabilities was primarily driven by revenue recognized, offset by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The the recognition of revenue as performance obligations were satisfied exceeded advance payments and reclassifications. For the year ended December 31, 2025, we recognized revenue of $501,878 and billed $444,976 to customers that had balances which were included in contract liabilities at December 31, 2024.
The increase in contract assets for the year ended December 31, 2024 was primarily due to revenue recognized of $1,192,464, as well as reclassifications primarily from contract liabilities as a result of timing of customer payments, offset in part by billings of $1,213,716. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the year ended December 31, 2024, we recognized revenue of $377,569 and billed $377,591 to customers that had balances which were included in contract liabilities at January 1, 2024.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Performance Obligations
Our remaining performance obligations (“fully-contracted backlog”) represent the unrecognized revenue value of our contract commitments. Our backlog may vary significantly each reporting period based on the timing of major new contract commitments and the fully-contracted backlog may fluctuate with currency movements. In addition, our customers have the right, under some circumstances, to terminate contracts or defer the timing of our services and their payments to us. At December 31, 2025, we had fully-contracted backlog of $3,945,078 and approximately 30% of our fully-contracted backlog is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term O&M services related to these projects. The long-term services have varying initial contract terms, up to 25 years.
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
Project Development Costs
The following table presents information related to our project development costs recognized in the consolidated statements of income on projects that converted to customer contracts:

	Year Ended December 31,
	2025	2024	2023
Project development costs recognized	$18,301	$18,023	$13,051
No impairment charges in connection with our project development costs were recorded during the twelve months ended December 31, 2025 and 2024.
4. BUSINESS ACQUISITIONS AND DIVESTITURES

Business Acquisitions

ASA Controls, Inc.
On January 24, 2025, we entered into an asset purchase agreement to acquire ASA Controls, Inc., an Ohio-based energy services company that specializes as a regional controls contractor and systems integrator within the smart buildings sector. As of December 31, 2025, we paid $4,595 in cash. There is no contingent consideration related to this acquisition. We recorded goodwill and intangible assets in connection with this acquisition. See Note 5. The historical and pro-forma effects of this acquisition on our operations, contribution to revenue, and net income for the twelve months ended December 31, 2025 were not material.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, Net
Our annual goodwill impairment review is performed during the fourth quarter each year-end using a quantitative approach. We tested goodwill for impairment at the reporting unit level utilizing the income approach which included a discounted cash flow method with a market approach, and we determined that there was no goodwill impairment for the years ended December 31, 2025 and 2024. All reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 63% and 49% as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2023, one reporting unit had a fair value that was 2% less than the carrying value and we recorded a $1,644 goodwill impairment, which was $2,222 net of tax and was primarily driven by a decline in projected cash flows, including revenues and profitability. One reporting unit with goodwill had an estimated fair value that exceeded its carrying value by 16%. All other reporting units with goodwill had estimated fair values that exceeded their carrying values by at least 65% as of December 31, 2023.
The changes in the goodwill balances by reportable segment are as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2023	$40,680	$3,981	$13,035	$17,891	$75,587
Fair value allocation for change in reportable segments	(1,474)	—	—	1,474	—
Goodwill disposed of through sale of business (1)	—	—	—	(8,529)	(8,529)
Foreign currency translation	(257)	—	(496)	—	(753)
Balance, December 31, 2024	38,949	3,981	12,539	10,836	66,305
Goodwill acquired during the year (1)	1,565	—	—	—	1,565
Foreign currency translation	148	—	1,284	—	1,432
Balance, December 31, 2025	$40,662	$3,981	$13,823	$10,836	$69,302
(1) See Note 4. Business Acquisitions and Divestitures for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Intangible Assets, Net
Definite-lived intangible assets, net consisted of the following:

	As of December 31,
	2025	2024
Gross carrying amount
Customer contracts	$7,103	$6,898
Customer relationships	19,082	17,572
Non-compete agreements	2,583	2,535
Technology	1,776	1,754
Tradenames	1,031	927
Subsurface land easements	4,274	4,274
Total gross carrying amount	35,849	33,960
Accumulated Amortization
Customer contracts	7,103	6,898
Customer relationships	15,785	13,318
Non-compete agreements	2,583	2,535
Technology	1,776	1,753
Tradenames	1,031	642
Subsurface land easements	107	—
Total accumulated amortization	28,385	25,146
Intangible assets, net	$7,464	$8,814
Customer contracts are amortized ratably over the period of the acquired customer contracts ranging in periods from approximately one to eight years. All other intangible assets are amortized over periods ranging from approximately four to twenty years, as defined by the nature of the respective intangible asset.
Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the useful life is necessary, or more frequently if events or circumstances warrant. During the year ended December 31, 2024, we added purchased subsurface land easements in intangible assets, which shall be amortized over the twenty-year life of the pipelines. No other changes to useful lives were made during the years ended December 31, 2025, 2024, and 2023.
The table below sets forth amortization expense:

		Year Ended December 31,
	Location	2025	2024	2023
Subsurface land easements	Cost of revenues	107	5	—
Customer relationships	Selling, general and administrative expenses	1,980	1,833	2,141
Technology	Selling, general and administrative expenses	2	—	—
Tradenames	Selling, general and administrative expenses	308	296	225
Total amortization expense		$2,397	$2,134	$2,366

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Amortization expense for our definite-lived intangible assets for the next five years to be included in selling, general, and administrative expenses is as follows:

	Included in Cost of Revenues	Included in Selling, General, and Administrative Expenses	Total Estimated Amortization Expense
2026	$214	$1,615	$1,829
2027	214	844	1,058
2028	214	333	547
2029	214	163	377
2030	214	41	255
Thereafter	3,097	301	3,398
Total	$4,167	$3,297	$7,464

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Furniture and office equipment	$4,418	$4,198
Computer equipment and software costs	20,483	18,706
Leasehold improvements	2,301	2,312
Automobiles	1,812	1,956
Land	6,148	6,943
Property and equipment, gross	35,162	34,115
Less: accumulated depreciation	(25,085)	(23,075)
Property and equipment, net	$10,077	$11,040
The following table sets forth our depreciation expense on property and equipment:

	Year Ended December 31,
Location	2025	2024	2023
Selling, general & administrative expenses	$2,213	$4,963	$4,155

7. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	December 31,
	2025	2024
Energy assets (1)	$2,602,787	$2,338,680
Less: accumulated depreciation, net	(521,563)	(423,369)
Energy assets, net	$2,081,224	$1,915,311

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
Phase 2 closed on January 12, 2024, and we acquired BCE, including its interest in a consolidated joint venture and its interests in project subsidiaries developing or with rights to develop solar, battery, and microgrid assets for an adjusted purchase price of $48,035, of which $9,839 was paid in cash and $32,500 was financed through a seller’s note. The remaining cash balance due of $5,696 and the seller’s note in the amount of $32,500 was paid during the year ended December 31, 2024. We also assumed four land leases for the energy asset projects. Phase 2, the purchase of the energy asset projects did not constitute a business in accordance with ASC 805-50, Business Combinations.
See Note 9 for additional information about the BCE-related loans, Note 8 for information on the leases and Note 15 for potential additional commitments.
Transfer of Investment Tax Credits
During the year ended December 31, 2025, we sold ITC on five energy assets to third parties at a total fair value of $132,373 which was received as of December 31, 2025.
During the year ended December 31, 2024, we sold ITC on eight energy assets to a third party at a fair value of $47,534 which was received as of December 31, 2024.
The benefit from the sales of the ITC are recognized in profit or loss as a reduction to depreciation expense over the life of the energy assets.
Depreciation and Amortization
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant amortization:

	Year Ended December 31,
Location	2025	2024	2023
Cost of revenues (1)	$99,659	$82,114	$59,390

(1) Includes depreciation and amortization expense on financing lease assets. See Note 8.
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Year Ended December 31,
	2025	2024	2023
Capitalized interest	$38,176	$50,889	$43,561
Long-lived Asset Impairment
During the three months ended December 31, 2025, there were triggering events which caused us to perform an impairment analysis on certain energy asset groups. The triggering events were primarily related to equipment failures. As a result, we recorded impairment charges of $3,748 during the year ended December 31, 2025, which partially impaired a majority of these asset groups.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
During December 2024, there was a triggering event which caused us to perform an impairment analysis on an energy asset group. The triggering event was related to a landfill which ceased accepting waste material as of January 1, 2025, where we planned to build a RNG plant. As the landfill was no longer operational, we are no longer able to build the plant at the location. As a result, we recorded an impairment charge of $8,715, which fully impaired this asset group. Additionally, during December 2024, we recorded impairment charges of $3,669, for multiple energy asset projects which we no longer believe are viable and have been terminated, which partially impaired these asset groups.
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
The impairment charges are included in asset impairments within the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023.
Customer Energy Asset Projects
We include certain customer energy asset projects in our energy assets, as we control and operate the assets as well as obtain financing during the construction and operating periods of the assets. We also carry a liability associated with these energy assets as we have an obligation to the customer for performance of the asset. Provided that performance criteria are met, the customer is responsible for repayment of the liability to the financing party. As of December 31, 2025 and 2024, there were four and six, respectively, energy asset projects which were included in energy assets.
The liabilities recognized in association with these customer energy assets were as follows:

	December 31,
Location	2025	2024
Accrued expenses and other current liabilities	$707	$651
Other liabilities	24,949	47,692
Total customer energy asset projects liability	$25,656	$48,343
ARO Assets and ARO Liabilities
Our ARO assets and ARO liabilities relate to the removal of equipment and pipelines at certain renewable gas projects and obligations related to the decommissioning of certain solar facilities.
The following tables sets forth information related to our ARO assets and ARO liabilities:

		December 31,
	Location	2025	2024
ARO assets, net	Energy assets, net	$4,917	$4,414

ARO liabilities, non-current	Other liabilities	$7,328	$6,136

	Year Ended December 31,
	2025	2024	2023
Depreciation expense of ARO assets	$256	$238	$215
Accretion expense of ARO liabilities	$432	$332	$258

8. LEASES

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
Rent and related expenses were as follows:

	Year Ended December 31,
	2025	2024	2023
Rent and related expenses	$13,865	$13,945	$10,504
We have a number of leases that are classified as financing leases, which related to transactions that were considered sale-leasebacks under ASC 840. See the sale-leaseback section below for additional information on our financing leases.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth supplemental balance sheet information related to leases:

	December 31,
	2025	2024
Operating Leases
Right-of-use assets, net	$76,165	$80,149

Current portions of operating lease liabilities	$7,959	$10,536
Long-term operating lease liabilities, net of current portion	55,938	59,479
Total operating lease liabilities	$63,897	$70,015
Weighted-average remaining lease term	17 years	19 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases (1)
Energy assets, net	$23,055	$25,158

Current portions of financing lease liabilities	$546	$637
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	11,536	12,267
Total financing lease liabilities	$12,082	$12,904
Weighted-average remaining lease term	11 years	12 years
Weighted-average discount rate	11.95%	12.03%

(1) Includes sale-leaseback transactions entered into prior to January 1, 2019.
The costs related to our leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating Leases
Operating lease costs	$12,763	$12,945	$9,416

Financing Leases
Amortization expense	2,103	2,104	2,103
Interest on lease liabilities	1,688	1,752	1,804
Total financing lease costs	3,791	3,856	3,907
Total lease costs	$16,554	$16,801	$13,323

Supplemental cash flow information related to our leases was as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$14,618	$19,428
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$7,661	$29,808

(1) Includes non-monetary lease transactions of $0 and $10,378 for the years ended December 31, 2025 and 2024, respectively. See disclosure below for additional information.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth our estimated minimum future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2026	$11,537	$1,869
2027	10,570	1,922
2028	8,622	1,955
2029	6,222	1,892
2030	4,398	1,725
Thereafter	66,966	12,319
Total minimum lease payments	$108,315	$21,682
Less: interest	44,418	9,600
Present value of lease liabilities	$63,897	$12,082
Non-monetary Lease Transactions
In January 2024, we acquired four energy asset projects and assumed the related 35 to 37-year land leases agreements with the Navy, which expire between 2053 and 2056. We are working to complete In-Kind Consideration Projects (“IKCPs”), which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCP.
At December 31, 2025, we had six lease liabilities consisting of payment obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration were recorded during the period of commencement based on the fair market value of the project services or back up power expected to be provided, as noted below.
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording an ROU asset or ROU liability. The estimated net present value of this commitment totals $40,335 as of December 31, 2025. We will provide IKCPs, over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. This lease is undergoing evaluation and could be amended, so the totals may change. Once the lease commences, the ROU asset and liability will be recorded, which is estimated to be in 2026.
See Note 7 Energy Assets, Net for additional information on the energy asset projects acquired.
Office Leases
We have a future lease commitment for a new office and warehouse in Mesa, AZ. The estimated net present value of this commitment totals $1,136 as of December 31, 2025. This new lease agreement was executed September 23, 2025 and the lease will commence March 1, 2026 and continue for sixty-five months.
Financing Leases
We entered into sale-leaseback arrangements for solar PV energy assets prior to January 1, 2019, which remain under the previous guidance.
The following table presents a summary of amounts related to these sale-leasebacks included in our consolidated balance sheets:

	December 31,
	2025	2024
Deferred loss, short-term, net	115	115
Deferred loss, long-term, net	1,109	1,224
Total deferred loss	$1,224	$1,339

Deferred gain, short-term, net	345	345
Deferred gain, long-term, net	3,394	3,739
Total deferred gain	$3,739	$4,084

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Net gains from amortization expense in cost of revenues related to deferred gains and losses were $230, $230 and $230 for the years ended December 31, 2025, 2024, and 2023, respectively.
Sale-leasebacks
Sale-leasebacks entered into after January 1, 2019 are accounted for as failed sales and are classified as long-term financing facilities. See Note 9 for additional information on these other financing facilities.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
9. DEBT AND FINANCING LEASE LIABILITIES
Debt was comprised of the following:

	As of December 31,
	2025	2024
Senior secured credit facility, 7.26%, due January 2024 to December 2028 (1) (2) (8)	$245,000	$148,000
Second lien term loan, 9.89%, due June 2029(1) (2) (8)	100,000	100,000
Energy Asset Construction Facilities
June 2020, 5.40%, due March 2026 (2) (8)	$19,794	$20,385
August 2023, 7.79%, due December 2027 (1) (2) (8)	313,665	318,824
Various Greece construction facilities	25,572	—
Subtotal energy asset construction facilities	$359,031	$339,209
Energy Asset Operating Facilities
October 2011 fixed rate 6.11% due June 2028 (5)	$1,043	$1,417
October 2012 fixed rate 6.87% due June 2025 (4) (8)	—	31,660
September 2015 variable rate 5.86%, due March 2028 (4) (8)	13,009	13,271
August 2016 fixed rate 4.95%, due June 2031 (4)	1,627	1,813
April 2017 fixed rate 5.61%, due February 2034 (4)	1,058	1,128
June 2017 variable rate 6.46%, due December 2027 (4) (8)	3,373	4,944
June 2018 fixed rate 5.15%, due December 2038 (2) (4)	16,685	18,883
June 2018 variable rate 6.06%, due June 2033 (2) (8) (3)	4,748	5,500
October 2018 variable rate 6.52%, due October 2029 (2) (8) (5)	4,330	5,264
November 2020 fixed rate 3.58%, due December 2027 (4)	987	1,400
June 2021 fixed rate 4.92%, due June 2045 (4)	3,230	3,154
July 2021 fixed rate 3.25%, due March 2046 (2) (4)	31,309	33,214
June 2022 fixed rate 5.45%, due March 2042 (2) (4)	5,637	5,942
October 2022 fixed rate 8.75%, due September 2040 (2) (4)	342,939	362,583
March 2023 fixed rate 5.99%, due, December 2047 (2) (4)	20,556	21,290
August 2023 fixed rate 6.02%, due April 2047 (2)	36,902	12,290
February 2024 variable rate 5.65%, due April 2030 (2) (4)	32,815	34,605
April 2024 fixed rate 6.20%, due June 2042(2) (4)	85,093	89,846
April 2024 fixed rate 8.00%, due June 2042 (2) (4)	12,391	12,566
April 2025 fixed rate 6.72%, due September 2045(2) (4)	48,000	—
May 2025 variable rate 6.62%, due December 2037 (4)	11,671	—
September 2025 fixed rate 8.75%, due March 2028 (2) (4)	31,805	—
October 2025 fixed rate 4.75%, due October 2026(2) (4)	5,267	—
October 2025 fixed rate 5.71%, due December 2043(2) (4)	33,850	—
October 2025 fixed rate 7.40%, due September 2040(2) (4)	15,010	—
December 2025 fixed rate 6.38%, due December 2046(2) (4)	39,186	—
December 2025 fixed rate 6.55%, due September 2045(2) (4)	21,520	—
Various Enerqos financing facilities	3,286	13,934
Subtotal energy asset operating facilities	$827,327	$674,704
Other Financing Facilities
August 2018 master sale-leaseback, 0.00% to 1.86%, due July 2039 to September 2050 (3) (6)	$207,529	$205,565
December 2020 master sale-leaseback, 0.00%, due December 2040 to March 2043 (4) (6)	20,013	21,111
August 2024 master sale-leaseback, 0.00%, due August 2034 to August 2044(2) (4)(6)	165,872	172,694
Subtotal other financing facilities	$393,414	$399,370
Financing Leases (7)	$12,082	$12,904

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Total debt and financing leases	$1,936,831	$1,674,187
Less: current maturities, net of unamortized discount	132,125	149,363
Less: unamortized discount and debt issuance costs	54,998	40,924
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,749,708	$1,483,900

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
(7) Financing leases are sale-leaseback arrangements under previous guidance and do not include approximately $9,600 in future interest payments as of December 31, 2025 and $10,862 as of December 31, 2024. See Note 8.

(8) These agreements are now using the Secured Overnight Financing Rate (“SOFR”) as the primary reference rate used to calculate interest.

The following table presents the aggregate maturities of long-term debt and financing leases as of December 31, 2025:

2026	$132,125
2027	416,935
2028	360,095
2029	176,922
2030	95,851
Thereafter	754,903
Total maturities	$1,936,831
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below sets forth amounts outstanding under the senior secured credit facility:

	Rate as of December 31, 2025	As of December 31,
		2025	2024
Revolving credit facility	7.55%	$150,000	$135,000
Term loan A	6.85%	95,000	13,000
Total senior secured credit facility outstanding		245,000	148,000
Less: unamortized debt discount and debt issuance costs		(1,828)	(177)
Total senior secured credit facility outstanding, net		$243,172	$147,823
As of December 31, 2025, funds of $45,064 were available for borrowing under the revolving credit facility and we had $29,936 in letters of credit outstanding, with an additional $75,424 in letters of credit outstanding outside the facility. We expect to use the remaining funds available under the credit facility for general corporate purposes, including permitted acquisitions, refinancing of existing indebtedness and working capital.
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
Prior to the January 2025 amendment and restatement, we were operating under a fifth and restated senior secured credit facility. During 2024, the Company amended this credit facility multiple times. The amendments extended the DDTLA maturity to August 15, 2024, adjusted certain financial covenants, and increased the applicable interest rate margins by 0.25%. As of December 31, 2024, the facility provided for total commitments of $495,000, consisting primarily of a $200,000 revolving credit facility, a $220,000 delayed draw term loan A (“DDTLA”), and a $75,000 term loan A. The facility also included customary covenants, including a minimum debt service coverage ratio and a maximum total funded debt to EBITDA ratio.
The Company was the sole borrower under the credit facility, which was guaranteed by certain wholly owned domestic subsidiaries and are secured by substantially all of the Company’s and such guarantors’ assets, subject to customary exclusions. In

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
June 2024, the Company further amended the facility to permit entry into a second lien credit agreement, and the remaining $15,000 outstanding balance under the DDTLA was repaid using proceeds from that financing.
Second Lien Term Loan, 9.89%, due June 2029
On June 28, 2024, we entered into a second lien credit agreement which provided a term loan in a principal amount of $100,000 with a maturity date of June 28, 2029. The term loan bears an interest rate of SOFR (4.011% at December 31, 2025), plus an applicable margin of 5.875% per annum. Interest is payable quarterly and unpaid interest and principal is due in the aggregate on June 28, 2029. At closing, we incurred $5,124 in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $82,105 and $15,000 were used to pay towards our revolving credit facility and the outstanding portion of the DDTLA, respectively, under our senior secured credit facility at closing.
Energy Asset Construction Facilities
June 2020 Construction Revolver, 5.40%, due March 2026
In June 2020, we entered into a revolving construction loan agreement with a bank, with an aggregate borrowing capacity of $100,000 for use in financing the construction cost of our owned projects.
During the year ended December 31, 2025, we entered into an amendment to extend this revolver and the current maturity date is March 31, 2026.
As of December 31, 2025, $19,794 was outstanding and $80,206 was available for borrowing.
April 2023 Construction Credit Facility, 5.26%, due July 2024
We acquired the remaining interest in this JV in January 2024 when we closed on the acquisition of BCE. On July 31, 2024, we executed an extension on this facility updating the maturity date from July 31, 2024 to August 16, 2024. In connection with the August 2024 Sale-leaseback, as disclosed below, the loan was repaid in the amount of $140,844 when the energy asset project achieved provisional acceptance.
August 2023 Construction Credit Facility, 7.79%, due December 2027
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
On December 18, 2024, we amended the 2023 construction and development loan agreement to increase the principal amount from $300,000 up to $400,000, extend the maturity date to December 15, 2027, and set a minimum rate of interest at 6.00% and a Term SOFR Floor of 2.00%. Additionally, an accordion option was added that would increase the principal amount to $500,000, for which we paid a $250 accordion option fee. The accordion option can be exercised no later than eighteen months following the amendment date and only if certain circumstances are met. At closing, we incurred $3,168 in lenders fees and debt issuance costs.
During the year ended December 31, 2025, we drew down $234,881 and made payments of $240,041 under this facility. As of December 31, 2025, $307,218 was outstanding, net of unamortized debt discount and issuance costs of $6,447.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Greece Construction Facilities
During 2024 and 2025, we entered into three energy asset construction facilities which provide loans in an aggregate principal amount of $118,051. The loans bear interest at annual rates ranging from 2.50% to 3.80% plus Euribor equal to 2.03%.
As of December 31, 2025, $25,572 was outstanding in the aggregate.
Romania Construction Facilities
During 2025, we entered into one energy asset construction facility which provides a loan in a principal amount of $71,235.
As of December 31, 2025, there was no balance outstanding.
Energy Asset Operating Facilities
October 2022 Financing Facility, 8.75%, due September 2040

We entered into amendments to this October 2022 loan agreement and the September 2023 amendment and restatement contained the following amended terms:
•The maximum commitment was increased from $215,000 to $500,000.
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
On May 27, 2025 we entered into an omnibus amendment as part of a tax credit transfer agreement for investment tax credits. The amendment required a $7,000 principal payment, which was made during the year ended December 31, 2025.
On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. This amendment included advances of $25,500 related to an expansion project and $15,653 related to a true-up payment in connection to the removal of an IRR residual income requirement. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040.
At December 31, 2025, $341,759 was outstanding, net of unamortized debt discount and issuance costs of $1,180.
On February 3, 2026, a joinder agreement was executed with reference to the construction and development loan agreement, dated August 18, 2023, and two projects were moved under this October 2022 Financing Facility. At closing, we used proceeds of $97,759 from the joinder to pay off the projects under the construction loan.
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
April 2025 Senior Secured Notes, 6.72%, due September 30, 2045, December 2025 Senior Secured Notes, Series B, 6.55%, due September 30, 2045 and Series C, 6.38%, due December 31, 2046, and Term Shelf Note
On April 30, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes of $78,000 to finance a battery energy storage asset in development, with a maturity date of September 30,

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
2045, and a fixed interest rate of 6.72% per annum. Gross proceeds from the initial issuance on April 30, 2025 were $67,708 with the remaining $10,291 issued on June 27, 2025. At closing, we incurred $3,126 in lenders fees and debt issuance costs. In connection with this note, we recorded one derivative instrument for make-whole provisions with an initial value of $3,040 which was recorded as debt discount. The agreement also includes a twenty-year term $300,000 private shelf facility, as well as the ability to issue series B notes with a maturity date of September 30, 2045 on or before December 31, 2025. As part of this transaction, we signed a tax credit transfer agreement for the investment tax credits associated with the BESS asset. Upon the asset achieving commercial operations during the year ended December 31, 2025, we received proceeds from the ITC transfer of $38,371 and made a $30,000 prepayment on the note purchase agreement.
On December 18, 2025, joinder agreements were executed with reference to the note purchase and private shelf agreement, dated April 30, 2025, and two new notes (Series B and C) were issued with proceeds of $21,305 and $38,794, net of original issue discounts, with maturity dates of September 30, 2045 and December 31, 2046, respectively. The notes bear interest at fixed rates of 6.55% and 6.38%, respectively, per annum and the interest is payable quarterly and commenced December 18, 2025. At closing, we received proceeds from an ITC transfer of $23,213, and we used $62,054 of the total proceeds to pay towards the August 2023 Construction Credit Facility. We also incurred $1,946 in lender fees and debt issuance costs. In connection with these notes, we recorded two derivative instruments for make-whole provisions with initial values of $1,292 and $979, respectively, which were recorded as debt discount.
May 2025, Term Loan, 6.62%, due December 31, 2037 and October 2012, Term Loan, 6.87%, due June 30, 2025
On May 27, 2025, we entered into a term loan agreement which provided a term loan in a principal amount of $12,221 with a maturity date of December 31, 2037. The term loan bears a fixed interest rate of 6.62%. Interest is payable quarterly. At closing, we incurred $402 in lenders fees and debt issuance costs. Proceeds from this term loan in the amount of $8,273 were used to pay a portion of the October 2012 term loan (see below). In connection with this term loan, we recorded one derivative instrument for a make-whole provision with an initial value of $347 which was recorded as debt discount.
See Note 19 for additional information about the derivative instruments.
October 2012, Term Loan, 6.87%, due June 2025
On May 27, 2025, we paid off the term loan with a balance of $31,086, partially with $8,273 from the May 2025 term loan proceeds and the remainder with working capital cash. With this debt termination, we also terminated four interest rate swap contracts that were not previously designated as hedged instruments.
October 2025 Loan, 4.75%, due October 15, 2026
On October 14, 2025, we entered into an omnibus assignment and assumption agreement which provided a loan in a principal amount of $8,481 with a maturity date of October 15, 2026. The loan bears an interest rate of 4.75% until January 30, 2026 and 9.00% from February 1, 2026 until paid in full. The agreement assumes that proceeds of ITC sales associated with this project would be applied towards payment of the loan. At closing, we sold ITC of $4,270 and applied $3,213 towards the principal of the loan. The remaining non-cash proceeds were applied towards related fees. The principal balance and accrued interest, if any, on the loan are payable on the maturity date. Upon assignment of the loan, we incurred $197 in lender fees and debt issuance costs.
October 2025 Senior Secured First Lien Term Notes, 5.71%, due December 31, 2043, Second Lien Term Notes, 7.40%, due September 30, 2040 and Term Shelf Note
On October 31, 2025 we entered into a note purchase agreement and private shelf agreement which includes committed proceeds under series A notes and second lien notes of $34,356 and $15,129, with maturity dates of December 31, 2043 and September 30, 2040, and fixed interest rates of 5.71% and 7.40% per annum, respectively. At closing, we incurred $763 in lenders fees and debt issuance costs. We used $46,068 to pay towards the April 2023 Construction Credit Facility. The agreement also includes a twenty-year term $80,000 private shelf facility. In connection with these series A notes and second lien notes, we recorded derivative instruments for make-whole provisions with initial values of $2,647 and $839, respectively, which were recorded as debt discount.
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
January 2024, Seller’s Promissory Note, 5.0%, due November 2024
For phase 2 of the BCE acquisition on January 12, 2024, we entered into a seller’s note for $32,500 accruing interest of 5.0% with a maturity date of August 4, 2024. The note was amended on August 2, 2024 to provide that it be paid in four installments through December 16, 2024 and bore interest at a rate of 5.0% per annum through August 2, 2024 and a rate of 9% per annum thereafter. The note was also amended on September 17, 2024 to provide that it be paid in three installments through November 1, 2024. During the year ended December 31, 2024, we paid off the seller’s note in the amount of $32,500.
February 2024 Variable Rate Term Loan, 6.33%, due April 2030
On February 26, 2024 we converted the $36,270 construction loan into a term loan that bears a base SOFR interest rate of 6.33% at December 31, 2024, and an applicable margin of 1.635% per annum for four years after the term conversion date and 1.76% per annum for the following two years. The interest and principal are paid quarterly and commenced on March 31, 2024.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the year ended December 31, 2025, we entered into an amended and restated participation agreement which extended the participation date from December 31, 2025 to March 31, 2026. During the year ended December 31, 2025, we were in default of certain lien provisions of this agreement. On December 31, 2025, we received a waiver of this default which is valid until March 31, 2026.
During the year ended December 31, 2025, we discovered a defect in a Battery Energy Storage System (“BESS”) that we installed for a customer under a long-term power purchase agreement for a project financed under the August 2018 master sale-leaseback agreement. As a result, the BESS had to be removed. Our financing partner has agreed to temporarily waive any events of default and refrain from pursuing remedies available under the master sale-leaseback associated with the BESS failure until March 31, 2026 to allow remediation of the issue (subject to certain conditions). We have fully funded lease payments due under the master lease agreement through March 31, 2026 into a reserve account from which lease payments will be made.
We sold and leased back nine energy assets for $31,283 in cash proceeds under this facility during the year ended December 31, 2025. During the year ended December 31, 2024, we sold and leased back six energy assets for $61,996. The agreements have interest rates ranging from 0% to 1.86%, as a result of tax credits which were transferred to the counterparty.
December 2020 Master Sale-leaseback
We enter into amendments to our December 2020 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. As of December 31, 2025, no further funding was available under this lending commitment.
August 2024 Master Sale-leaseback
On April 18, 2023 we entered into lease agreements with two investors for one energy asset and on August 14, 2024 we sold and leased back the energy asset for $234,788, of which 50% was allocated to each investor under these agreements. One lease has an expiration date of August 14, 2034 with an option to extend to August 14, 2044 while the other has an expiration date of August 14, 2044. At closing, we incurred $2,833 in lender fees and debt issuance costs. In August 2024, we used $140,844 of the proceeds to pay off the April 2023 construction credit facility and made rent prepayments of $60.1 million. As of December 31, 2025, we have no available funds remaining under this lending commitment.
Surety-Backed Letters of Credit
We also have surety-backed letters of credit with termination dates through 2026 and par value of $1,188.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
10. INCOME TAXES
The following table sets forth components of income before income taxes:

	Year Ended December 31,
	2025	2024	2023
Domestic	$14,336	$28,256	$30,211
Foreign	30,639	5,684	8,058
Income before income taxes	$44,975	$33,940	$38,269
The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Current income tax provision:
Federal	$1,473	$1,246	$34
State	1,258	805	372
Foreign	2,298	2,414	1,255
Total current	5,029	4,465	1,661

Deferred income tax (benefit) provision:
Federal	(19,669)	(28,552)	(22,677)
State	2,477	4,265	(5,657)
Foreign	463	(178)	1,038
Total deferred	(16,729)	(24,465)	(27,296)
Total income tax benefit	$(11,700)	$(20,000)	$(25,635)
Our deferred tax assets and liabilities result primarily from temporary differences between financial reporting and tax recognition of depreciation, energy efficiency, sale-leasebacks and other accruals, and net operating loss carryforwards.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Deferred tax assets and liabilities consisted of the following:

	December 31,
	2025	2024
Deferred income tax assets:
Compensation accruals	$6,673	$5,622
Reserves	9,647	8,009
Sale-leasebacks and other accruals	21,683	39,231
Net operating losses	11,169	9,882
Interest limitation	22,864	16,706
Energy efficiency	168,354	138,647
Deferred revenue	3,845	2,402
Gross deferred income tax assets	244,235	220,499
Valuation allowance	(5,149)	(4,015)
Total deferred income tax assets	$239,086	$216,484
Deferred income tax liabilities:
Depreciation	$(133,876)	$(148,217)
Deferred effect of derivative liability	(3,471)	(5,606)
Outside basis difference	(4,672)	(6,759)
Interest rate swaps	(3,142)	(1,602)
Total deferred income tax liabilities	(145,161)	(162,184)
Deferred income tax assets (liabilities), net	$93,925	$54,300
Our valuation allowance related to the following items:

	December 31,
	2025	2024
Foreign net operating loss (1)	$5,147	$4,013
State net operating loss at one of our subsidiaries (2)	2	2
Total valuation allowance	$5,149	$4,015

(1) It is more likely than not that we will not generate sufficient taxable income at the foreign subsidiary level to utilize the net operating loss.
(2) It is more likely than not that we will not generate sufficient taxable income at the subsidiary level to utilize the net operating loss.
As of December 31, 2025, we had the following tax loss and credit carryforwards to offset taxable income in prior and future years:

	Amount	Expiration Period
State net operating loss carryforwards	38,995	Various
Canadian net operating loss carryforwards	25,905	2028 through 2045
United Kingdom net operating loss carryforwards	3,196	Indefinite
Ireland net operating loss carryforwards	3,039	Indefinite
Italy net operating loss carryforwards	2,536	Indefinite
Greece net operating loss carryforwards	596	2029 through 2030
Spain net operating loss carryforwards	1,732	Indefinite
Total tax loss carryforwards	$75,999

Federal Energy Investment and Production tax credit carryforward	$138,268	2033 through 2045

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The provision for income taxes is based on the various rates set by federal and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements.
The principle reason for the difference between the statutory rate and the estimated annual effective rate for 2025 were the effects of tax deductions related to the Section 179D Commercial Buildings Energy-Efficiency deduction and ITCs we are entitled from solar plants and renewable natural gas projects which have been placed into service during 2025. The Section 179D deduction available for 2025 was substantially lower compared to prior years due to timing of project completions. We also incurred additional tax expense from the deferred effect of an increase in our future effective state tax rates resulting from apportionment changes.

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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	December 31, 2025
	Amount	Percent
Income before provision for income taxes	$44,975
U.S. federal statutory tax rate	9,445	21.0%
State and local income taxes, net of federal income tax effect (a)
State income taxes, net of federal benefit	1,980	4.4%
Net state impact of deferred rate change	1,755	3.9%
Foreign tax effects
Canada
Changes in valuation allowances	521	1.2%
Other	384	0.9%
United Kingdom
Return to provision adjustment	(685)	(1.5)%
Other	(197)	(0.4)%
Greece
Earnings from unconsolidated entities	(986)	(2.2)%
Other	(87)	(0.2)%
Romania
Earnings from unconsolidated entities	(1,839)	(4.1)%
Other	(456)	(1.0)%
Other foreign jurisdictions	(330)	(0.7)%
Effect of cross-border tax laws
Net controlled foreign corporation ("CFC") tested income	1,470	3.3%
Tax credits
Energy-related tax credits	(17,699)	(39.4)%
Changes in valuation allowances	—	—%
Nontaxable or nondeductible items
Equity compensation	634	1.4%
Section 179D deduction	(2,783)	(6.2)%
Noncontrolling interest	(1,250)	(2.8)%
Executive compensation	673	1.5%
Other	576	1.3%
Other adjustments
Provision to return	(2,826)	(6.3)%
Total income tax benefit	$(11,700)	(26)%
(a) State taxes in California, Delaware, Illinois, Massachusetts and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following is a reconciliation of the effective tax rates:

	December 31,
	2024	2023
Income before benefit for income taxes	$33,940	$38,269
Federal statutory tax expense	$7,128	$8,036
State income taxes, net of federal benefit	2,345	(774)
Net state impact of deferred rate change	2,919	(3,213)
Nondeductible expenses	1,182	667
Impact of reserve for uncertain tax positions	(265)	(200)
Stock-based compensation expense	1,240	4
Energy efficiency preferences	(38,929)	(30,359)
Foreign items and rate differential	2,629	458
State tax adjustment	—	(66)
Redeemable non-controlling interests	729	(227)
Valuation allowance	311	81
Miscellaneous	711	(42)
Total income tax benefit	$(20,000)	$(25,635)
Effective tax rate:
Federal statutory rate expense	21.0%	21.0%
State income taxes, net of federal benefit	6.9%	(2.0)%
Net state impact of deferred rate change	8.6%	(8.4)%
Nondeductible expenses	3.5%	1.7%
Impact of reserve for uncertain tax positions	(0.8)%	(0.5)%
Stock-based compensation expense	3.7%	—%
Energy efficiency preferences	(114.7)%	(79.3)%
Foreign items and rate differential	7.7%	1.2%
State tax adjustment	—%	(0.2)%
Redeemable non-controlling interests	2.1%	(0.6)%
Valuation allowance	0.9%	0.2%
Miscellaneous	2.2%	(0.1)%
Effective tax rate	(58.9)%	(67.0)%

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
Our tax payments (refunds) consisted of the following for the year ended:

December 31, 2025
US Federal	$1,031
California	(352)
New York	346
South Carolina	272
Texas	(655)
Canada	585
United Kingdom	288
Greece	2,388
Other	893
Total tax payments	$4,796
The following table provides a reconciliation of gross unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$904	$800
Additions for current year tax positions	—	104
Reductions of prior year tax positions	—	—
Balance, end of year	$904	$904
The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods was $904 as of December 31, 2025 and 2024 (both net of the federal benefit on state amounts).
We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any withholding tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2025 and 2024, we estimated that there were no earnings for which repatriation tax has not been provided.
The tax years 2022 through 2025 remain open to examination by major taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions as components of our income tax provision (benefit) in our consolidated statements of income. We increased income tax expense for these items by $30 in 2025, $29 in 2024, and $22 in 2023.
11. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Investment Funds
Over a period of five years (2015 through 2019), we formed five investment funds (tax equity partnerships) with third party investors which granted the applicable investor ownership interests in the net assets of certain of our renewable energy project subsidiaries. At December 31, 2025, we had one such investment funds each with a different third-party investor.
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

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents a summary of amounts related to our VIEs reflected in Note 1 on our consolidated balance sheets:

	As of December 31,
	2025			2024
	Investment Fund	Other VIEs	Total VIEs	Investment Fund	Other VIEs	Total VIEs
Cash and cash equivalents	$68	$7,574	$7,642	$89	$8,691	$8,780
Restricted cash	—	14,025	14,025	—	—	—
Accounts receivable, net	139	32,657	32,796	—	14,607	14,607
Unbilled revenue	—	138,200	138,200	230	4,040	4,270
Prepaid expenses and other current assets	—	17,874	17,874	30	1,293	1,323
Income taxes receivable	—	3,056	3,056	—	672	672
Project development costs, net	—	1	1	—	5,795	5,795
Total VIE current assets	207	213,387	213,594	349	35,098	35,447
Energy assets, net	21,517	89,521	111,038	23,538	98,876	122,414
Deferred income tax asset	—	2,349	2,349	—	—	—
Intangible assets, net	—	—	—	—	20	20
Right-of-use assets, net	458	—	458	471	—	471
Restricted cash, non-current portion	—	1,745	1,745	—	—	—
Other assets	—	170	170	—	196	196
Total VIE assets	$22,182	$307,172	$329,354	$24,358	$134,190	$158,548
Current portions of long-term debt and financing lease liabilities	$—	$25,547	$25,547	$—	$—	$—
Accounts payable	78	143,437	143,515	27	5,140	5,167
Accrued expenses and other current liabilities	26	2,996	3,022	25	577	602
Current portions of right-of-use liabilities	14	—	14	13	—	13
Deferred revenue	—	5,931	5,931	—	10,063	10,063
Income taxes payable	—	408	408	—	526	526
Total VIE current liabilities	118	178,319	178,437	65	16,306	16,371
Long-term right-of-use liabilities, net of current portion	445	—	445	500		500
Other liabilities	41	391	432	—	—	—
Total VIE liabilities	$604	$178,710	$179,314	$565	$16,306	$16,871
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. On February 9, 2024, we entered into an agreement to sell a 40% interest in an energy asset, thus forming a joint venture, and we received $28,864 in cash. During the years ended December 31, 2025 and 2024, we also received additional contributions totaling $4,723 and $6,543, respectively.
During the year ended December 31, 2024, we acquired the remaining interest in one joint venture when we closed on the phase 2 acquisition of BCE as discussed in Note 7.
Equity and Cost Method Investments
Unconsolidated VIEs/joint ventures are accounted for under the equity or cost method. As of the years ended December 31, 2025 and 2024, we had fifteen and seven unconsolidated VIEs/joint ventures, respectively.
During the year ended December 31, 2024, one of our equity method investments was sold to another company. We received distributions and net proceeds totaling $13,091 and recognized a gain on the sale in the amount of $224, which is included in

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
earnings from unconsolidated entities in the consolidated statements of income. During the year ended December 31, 2025 none of our equity method investments were sold.
Our investment balances for these equity and cost method investments are included in other assets on the consolidated balance sheets and our pro rata share of net income or loss is included in operating income in the consolidated statements of income.
The following table sets forth the carrying value of our equity and cost method investments in joint ventures:

	As of December 31,
	2025	2024
Equity and cost method investments	$45,883	$16,987
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
Therefore, we have one investment fund remaining and the following table sets forth information about the call and put options for our investment fund outstanding as of December 31, 2025:

		Call Option			Put Option
Investment Fund Number	Formation Date	Start Date	End Date	Purchase Price	Start Date	End Date	Purchase Price
1	December 2019	May 2026	November 2026	(1)	November 2026	May 2027	(2)

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
Because the put options represent redemption features that are not solely within our control, the non-controlling interest in this fund is presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value (which is impacted by attribution under the HLBV method) or their estimated redemption value at each reporting period. At both December 31, 2025 and 2024, redeemable non-controlling interests were reported in the accompanying consolidated balance sheets at their carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
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
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to common shareholders	$44,284	$56,757	$62,470
Adjustment for accretion of tax equity financing fees	(108)	(107)	(108)
Income attributable to common shareholders	$44,176	$56,650	$62,362
Denominator:
Basic weighted-average shares outstanding	52,679	52,380	52,140
Effect of dilutive securities:
Stock options	614	760	1,087
Diluted weighted-average shares outstanding	53,293	53,140	53,228
Net income per share attributable to common shareholders:
Basic	$0.84	$1.08	$1.20
Diluted	$0.83	$1.07	$1.17

Potentially dilutive shares (1)	2,770	2,154	1,707

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
14. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS
Our 2020 Stock Incentive Plan (the “2020 Plan”), was adopted by our Board of Directors in February 2020 and approved by our stockholders in May 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, and other stock-based awards. As of December 31, 2025, there were 777 shares available for grant under the 2020 Plan.
Stock Options
We did not grant awards to individuals who were not either an employee or director of ours during the years ended December 31, 2025, 2024, and 2023.
The following table summarizes the collective activity under the plan:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,637	$42.895
Granted	1,451	14.800
Exercised	(139)	9.761
Forfeited	(948)	75.979
Expired	(40)	38.334
Outstanding at December 31, 2025	4,961	$29.318	6.6 years	$44,776
Options exercisable at December 31, 2025	2,416	$33.399	4.6 years	$19,847
Expected to vest as of December 31, 2025	2,545	$25.444	8.5 years	$24,928

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the year ended December 31, 2025, and our employee stock purchase plan.
The following table sets forth additional disclosures about our plan:

	Year Ended December 31,
	2025	2024	2023
Aggregate intrinsic value of options exercised	$2,307	$1,602	$8,511
Cash received from stock option exercises	$1,360	$942	$2,438
Weighted-average fair value of stock options granted	$9.72	$14.16	$23.99
Stock-based compensation expense (1)	$14,422	$14,130	$10,318
Income tax benefit from stock-based compensation expense	$695	$105	$1,102

(1) Included in selling, general, and administrative expenses in the accompanying consolidated statements of income and includes expense in connection with our ESPP, RSUs, and PSOs.
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
The following table sets forth the significant assumptions used in the model:

Year Ended December 31,
	2025	2024	2023
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.77% -4.23%	3.78%-4.45%	3.35%-4.44%
Expected volatility	65%-70%	58%-62%	54%-56%
Expected life	6.5 years	6.5 years	6.5 years
We will continue to use judgment in evaluating the expected term and volatility related to stock-based compensation on a prospective basis and incorporate these factors into the Black-Scholes pricing model. We record forfeitures as they occur. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.
As of December 31, 2025, there was approximately $24,774 of unrecognized compensation expense related to non-vested stock option awards and RSUs that is expected to be recognized over a weighted-average period of 2.3 years. This includes $7,352 of unrecognized compensation expense related to PSOs based on our current assessment of probability. There is an additional $14,421 of unrecognized compensation expense if the PSOs were to achieve 100% probability.
Restricted Stock Units
During the year ended December 31, 2025, we granted awards of RSUs to our employees and non-employee directors under our 2020 Plan. These RSUs represent a promise to deliver shares to participants at a future date after certain vesting conditions are met. RSUs do not have the voting rights of common stock and the shares underlying RSUs are not considered issued and outstanding upon grant. The fair value of RSUs is based on the closing stock price of our common stock on the grant-date and expensed over the requisite service period of the award.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The following table summarizes the activity under the plan:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	105	$27.02
Granted	137	12.39
Vested	(101)	25.31
Forfeited	(4)	18.98
Outstanding at December 31, 2025	137	$13.95
Total stock-based compensation expense for the year ended December 31, 2025 related to RSUs was $2,340.
As of December 31, 2025, 101 of the RSUs were vested and there was $997 of unrecognized compensation expense related to RSUs that is expected to be recognized over a period of approximately one year.
Employee Stock Purchase Plan
Our 2017 Employee Stock Purchase Plan permits eligible employees to purchase up to an aggregate of 350 shares of the Company’s Class A common stock. In August 2024, we amended our ESPP, which permits eligible employees to purchase up to an aggregate of 575 shares of our Class A common stock. The ESPP allows participants to purchase shares of common stock at a 5% discount from the fair market value of the stock as determined on specific dates at six-month intervals.
During the years ended December 31, 2025 and 2024, we issued 120 and 64 shares, respectively, under the ESPP. As of December 31, 2025 and 2024, the amount that had been withheld from employees for future purchases under the ESPP was $151 and $99, respectively.
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
The following table sets forth our matching contributions under the plans:

	Year Ended December 31,
	2025	2024	2023
401(k) plan	$8,241	$8,090	$7,561
Group Personal Pension Plan	621	574	652
Registered Retirement Savings Plan	488	454	429
Total matching contributions	$9,350	$9,118	$8,642
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
Commitments as a Result of Acquisitions
In December 2021, we completed an acquisition of Plug Smart which provided for an earn-out based on future EBITDA targets beginning with EBITDA performance for the month of December 2021 and each fiscal year thereafter, over a five-year period through December 31, 2026. The maximum cumulative earn-out is $5,000 and we evaluated financial forecasts of the acquired business and concluded that the fair value of this earn-out was approximately $2,160 upon acquisition. The fair value of the contingent consideration increased by $71 and 149 during the years ended December 31, 2025 and 2024, respectively. The change in the fair value was included in selling, general and administrative expenses in our consolidated statements of income. During the year ended December 31, 2025, the total earn-out reached the maximum value of $5,000 and a final payment of $1,685 was made.
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of December 31, 2025, none of the earn-out amounts are considered probable and estimable and no payments have been made to date.
See Notes 4 and 18 for additional information.
Powin LLC
On June 10, 2025, Powin LLC (“Powin”), one of our BESS suppliers, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Ameresco paid Powin $26,683 in deposits for transactions that never materialized and are recorded within other assets in the accompanying consolidated balance sheets. We are actively monitoring the proceedings, and the range of loss is between $0 and $26,683 Since it is early in the bankruptcy proceedings a loss cannot be reasonably estimated, therefore, no loss has been accrued at this time.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
16. GEOGRAPHIC INFORMATION
The following table presents our long-lived assets related to our operations by geographic area:

	As of December 31,
	2025	2024
Long-lived Tangible Assets
United States	$2,047,356	$1,888,440
Canada	20,260	20,509
Europe	23,685	17,402
Total long-lived assets	$2,091,301	$1,926,351
We attribute revenues to customers based on the location of the customer. The following table presents revenues by geographic region:

	Year Ended December 31,
	2025	2024	2023
Revenues
United States	$1,281,912	$1,446,879	$1,161,775
Canada	121,096	72,371	63,367
Europe	529,118	250,678	149,491
Total revenues	$1,932,126	$1,769,928	$1,374,633
17. OTHER (INCOME) EXPENSES, NET
The following table presents the components of other (income) expenses, net:

	Year Ended December 31,
	2025	2024	2023
Gain on derivatives	$(4,721)	$(1,027)	$(1,108)
Foreign currency transaction (gain) loss	(7,099)	3,840	(581)
Government incentives	(3,080)	339	(576)
Bank discount fees	5,167	1,471	5,844
Other (income) expenses, net	$(9,733)	$4,623	$3,579
Estimated amortization expense for existing debt discount and debt issuance costs for the next five succeeding fiscal years is as follows:

Estimated Amortization
2026	$9,336
2027	$9,108
2028	$5,618
2029	$4,245
2030	$3,405

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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of December 31,
	Level	2025	2024
Assets
Interest rate swap instruments	2	$721	$5,096
Liabilities
Interest rate swap instruments	2	$197	$—
Make-whole provisions	2	19,075	15,574
Contingent consideration	3	—	1,614
Total liabilities		$19,272	$17,188
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
We derived an initial fair value of the contingent consideration of $2,160 from the acquisition of Plug Smart in December 2021 using a Monte Carlo simulated model. The key assumptions used in the model include two scenarios of EBITDA projections, a base case and a higher case, a risk-adjusted discount rate of 16.9%, and estimated EBITDA volatility of 70.0%.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The balances and subsequent key assumptions used in the model were as follows:

	At December 31,
	2025	2024
Balance of remaining contingent consideration	$—	$1,614
Risk-adjusted discount rate	16.9%	16.9%
Estimated EBITDA volatility	70.0%	70.0%
The following table sets forth a summary of changes in the fair value of contingent consideration liabilities classified as level 3:

	Year Ended December 31,
	2025	2024
Contingent consideration liabilities balance at the beginning of year	$1,614	$1,465
Changes in fair value included in earnings	71	149
Payment of contingent consideration	(1,685)	—
Contingent consideration liabilities balance at the end of year	$—	$1,614
The fair value of financial instruments is determined by reference to observable market data and other valuation techniques, as appropriate. Long-term debt is the only category of financial instruments where the difference between fair value and recorded book value is notable. At December 31, 2025 and 2024, the fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three for the years ended December 31, 2025 and 2024.
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt value (level 2)	$1,855,086	$1,869,751	$1,618,208	$1,620,359
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill, and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. Other than intangible assets acquired from the Enerqos acquisition, as noted in Note 4, there were no other assets recorded at fair value on a non-recurring basis as of December 31, 2025 or 2024.
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the twelve months ended December 31, 2025, in connection with the payment in full of the October 2012 Term Loan, we terminated the related interest rate swap contracts that were not designated as hedging instruments and received $2,808 in proceeds upon settlement. We also added six embedded derivatives for make-whole provisions with an initial fair value totaling $9,144 during the twelve months ended December 31, 2025. See Note 9 for additional information about the financings.
The following table presents information about the fair value amounts of our derivative instruments:

		Derivatives as of December 31,
		2025	2024
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$721	$1,556
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other assets	$—	$3,540
Interest rate swap contracts	Other liabilities	$197	$—
Make-whole provisions	Other liabilities	$19,075	$15,574

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
As of December 31, 2025 and 2024, all but one of our freestanding derivatives were designated as hedging instruments.
The following tables present information about the effects of our derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income:

	Location of (Gain) Loss Recognized in Net Income	Amount of (Gain) Loss Recognized in Net Income for the Year Ended December 31,
		2025	2024	2023
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other (income) expenses, net	$(371)	$(994)	$(770)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Other (income) expenses, net	$929	$(1,220)	$1,354
Make-whole provisions	Other (income) expenses, net	$(5,650)	$193	$(2,462)
The following table presents the changes in AOCI, net of taxes, from our hedging instruments:

	Years ended December 31,
	2025	2024
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCI at the beginning of the year	$1,140	$746
Unrealized (loss) gain recognized in AOCI	(279)	1,388
Gain reclassified from AOCI to other (income) expenses, net	(371)	(994)
Gain (loss) on derivatives	(650)	$394
AOCI at the end of the year	$490	$1,140
The following tables present all of our active derivative instruments as of December 31, 2025:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$69
Make-whole provisions	Liability	August 2016	April 2031	$8
Make-whole provisions	Liability	April 2017	February 2034	$6
Make-whole provisions	Liability	November 2020	December 2027	$3
Make-whole provisions	Liability	October 2011	May 2028	$—
Make-whole provisions	Liability	May 2021	April 2045	$52
Make-whole provisions	Liability	July 2021	March 2046	$1,699
Make-whole provisions	Liability	June 2022	March 2042	$658
Make-whole provisions	Liability	March 2023	December 2047	$1,294
Make-whole provisions	Liability	April 2024	June 2042	$6,725
Make-whole provisions	Liability	April 2024	June 2042	$1,052
Make-whole provisions	Liability	May 2025	May 2038	$120
Make-whole provisions	Liability	April 2025	September 2045	$1,907
Make-whole provisions	Liability	December 2025	September 2045	$1,292
Make-whole provisions	Liability	December 2025	December 2046	$979
Make-whole provisions	Liability	October 2025	December 2043	$2,297
Make-whole provisions	Liability	October 2025	September 2040	$914

20. BUSINESS SEGMENT INFORMATION
Our reportable segments for the year ended December 31, 2025 were North America Regions, U.S. Federal, Europe, and Renewable Fuels (formerly Alternative Fuels). On January 1, 2024, we changed the structure of our internal organization, and our U.S. Regions and Canada are now included in North America Regions. Additionally on January 1, 2024, our Asset Sustainability Group was formerly included in Canada, but is now included in “All Other”. As a result, previously reported amounts have been reclassified for comparative purposes.
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
For the years ended December 31, 2025, 2024, and 2023, 61.0%, 67.3%, and 71.8%, respectively, of our revenues have been derived from federal, state, provincial, or local government entities, including public housing authorities, public universities and municipal utilities. The U.S. federal government, which is considered a single customer for reporting purposes, constituted 15.1%, 21.0%, and 29.3% of our consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Revenues from the U.S. federal government are included in our U.S. Federal segment.
The reports of our CODM do not include assets at the operating segment level.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
The table below presents our business segment information and reconciliation to our consolidated financial statements for the years ending December 31:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2025
Revenues	$884,800	$292,673	$158,483	$528,956	$67,214		$1,932,126
Cost of revenues	745,515	240,550	122,406	474,472	45,170		1,628,113
Gross profit	139,285	52,123	36,077	54,484	22,044		304,013
Add:
Earnings from unconsolidated entities	107	1,127	—	215	—	—	1,449
Less:
Selling, general and administrative expenses	53,578	13,946	4,163	24,285	14,604	67,960	178,536
Interest expense and interest income, net	18,505	4,323	32,490	2,957	—	29,661	87,936
Asset impairments	3,118	—	630	—	—	—	3,748
(Gain) loss on derivatives	(5,148)	653	49	—	—	(275)	(4,721)
Other (income) expenses	(3,402)	92	—	2,075	3	(3,780)	(5,012)
Income (loss) before income taxes	72,741	34,236	(1,255)	25,382	7,437	(93,566)	44,975
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	42,922	19,993	37,149	2,448	125	1,632	104,269
Amortization of debt discount & debt issuance costs (2)	2,495	707	435	127	—	2,429	6,193

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
(2) These amounts disclosed by reportable segment are included within the segment net interest expense (income) captions.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2024
Revenues	878,828	372,536	173,342	250,574	94,648		1,769,928
Cost of revenues	773,205	313,413	136,720	227,163	63,336		1,513,837
Gross profit	105,623	59,123	36,622	23,411	31,312		256,091
Add:
Earnings from unconsolidated entities	51	687	—	54	—	—	792
Gain on sale of business, net	—	—	—	—	38,007	—	38,007
Less:
Selling, general and administrative expenses	50,985	13,064	2,909	16,951	22,203	67,649	173,761
Interest expense and interest income, net	11,950	5,865	26,012	4,272	(1)	22,084	70,182
Asset impairments	527	—	9,233	—	—	2,624	12,384
(Gain) loss on derivatives	193	(1,083)	(137)	—	—	—	(1,027)
Other expenses	1,116	—	—	1,466	34	3,034	5,650
Income (loss) before income taxes	40,903	41,964	(1,395)	776	47,083	(95,391)	33,940
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	$36,400	$14,206	$31,968	$2,090	$2,684	$1,863	$89,211
Amortization of debt discount & debt issuance costs (2)	2,056	883	460	—	—	1,752	5,151

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
2023
Revenues	616,434	402,884	117,075	149,354	88,886		1,374,633
Cost of revenues	515,986	340,989	87,819	123,215	60,195		1,128,204
Gross profit	100,448	61,895	29,256	26,139	28,691		246,429
Add:
Earnings from unconsolidated entities	—	1,758	—	—	—	—	1,758
Less:
Selling, general and administrative expenses	51,161	12,090	4,383	14,110	21,969	58,425	162,138
Interest expense and interest income, net	9,447	1,479	16,552	2,477	(6)	10,421	40,370
Asset impairments	2,222	—	1,609	—	—	—	3,831
(Gain) loss on derivatives	(2,461)	857	496	—	—	—	(1,108)
Other (income) expenses	(790)	(39)	—	5,915	75	(474)	4,687
Income (loss) before income taxes	40,869	49,266	6,216	3,637	6,653	(68,372)	38,269
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	28,682	5,343	26,160	2,082	1,861	1,783	65,911
Amortization of debt discount & debt issuance costs (2)	2,444	50	533	—	—	1,174	4,201

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
(2) These amounts disclosed by reportable segment are included within the segment net interest expense (income) captions.
See Note 3 for additional information about our revenues by product line.

AMERESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
21. ASSETS HELD FOR SALE
During the year ended December 31, 2025, we identified one asset that previously met the criteria to be classified as held for sale, but we no longer have the intent to sell the assets. As of December 31, 2024, the carrying value of these assets was $7,971 with liabilities associated with assets classified as held for sale of $771. As a result of the change in circumstances, the balances for these assets were reclassified to held and used and the reclassification did not have a material impact to current period results.
As of December 31, 2025, we determined that there were two energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. The carrying value of these assets was $401, with no liabilities directly associated with assets classified as held for sale as of December 31, 2025.
During the year ended December 31, 2024, we entered into fifteen membership interest purchase agreements in which we sold energy assets designated as held for sale during 2024. We continued to build the energy assets and recognized project revenues under their respective engineering, procurement, and construction (“EPC”) contracts. These assets had a carrying value of $69,806 at the time of the sale and during the year ended December 31, 2024, we recognized revenue of $87,465 and gross profit of $15,545 in the consolidated statements of income under the EPC contracts. As of December 31, 2024, we determined that there were three energy asset projects under construction that were considered to be assets held for sale, since these assets were being marketed for sale and all the criteria to be classified as held for sale had been met. The carrying value of these assets was $8,372, with liabilities directly associated with assets classified as held for sale of $771 as of December 31, 2024.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this assessment and those criteria, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2025, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement for our 2026 annual meeting of stockholder will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2026 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2026 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2026 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion contained in the definitive proxy statement for our 2026 annual meeting of stockholders.

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

3.2
Certificate of Amendment to the Restated Certificate of Incorporation. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 10, 2025 and incorporated herein by reference

3.3	Second Amended and Restated By-Laws of Ameresco, Inc. Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on April 24, 2023 and incorporated herein by reference.
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

10.4.6+*	Ameresco, Inc. Form of 2025-2027 Performance Option Agreement under the Ameresco, Inc. 2020 Stock Incentive Plan.
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

10.7#
Turnkey Engineering, Procurement, Construction and Maintenance Agreement dated as of October 21, 2021, by and between Ameresco, Inc. and Southern California Edison Company. Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

10.8+
Non-Employee Director Compensation Policy. Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission on February 28, 2023 and incorporated herein by reference.

19.1*
Insider Trading Policy. Filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Commission on February 28, 2025 and incorporated herein by reference.

21.1*	Subsidiaries of Ameresco, Inc.
23.1*	Consent of RSM US LLP
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Ameresco, Inc. Dodd-Frank Compensation Recovery Policy. Filed as Exhibit 97.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 filed with the Commission on March 11, 2024 and incorporated herein by reference.

101
The following consolidated financial statements from Ameresco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

AMERESCO, INC.
Date: March 3, 2026	By:	/s/ George P. Sakellaris
George P. Sakellaris
President and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George P. Sakellaris	Chairman of the Board of , President and Chief Executive Officer (Principal Executive Officer)	March 3, 2026
George P. Sakellaris
/s/ Mark Chiplock	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 3, 2026
Mark Chiplock
/s/ David J. Corrsin	Director	March 3, 2026
David J. Corrsin
/s/ Claire Hughes Johnson	Director	March 3, 2026
Claire Hughes Johnson
/s/ Nickolas Stavropoulos	Director	March 3, 2026
Nickolas Stavropoulos
/s/ Jennifer L. Miller	Director	March 3, 2026
Jennifer L. Miller
/s/ Joseph W. Sutton	Director	March 3, 2026
Joseph W. Sutton
/s/ Frank V. Wisneski	Director	March 3, 2026
Frank V. Wisneski
/s/ Charles R. Patton	Director	March 3, 2026
Charles R. Patton