Form 10-Q
period 2026-03-31
Ameresco, Inc.
filed 2026-05-05
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 1, 2026
Class A Common Stock, $0.0001 par value per share	34,951,417
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March, 31 2026 and 2025 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three months ended March 31, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31 , 2026 and 2025 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5. Other Information	38
Item 6. Exhibits	39
Signatures	40

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$103,967	$71,785
Restricted cash (1)	91,305	92,515
Accounts receivable, net of allowance of $866 and $869, respectively (1)	249,197	257,856
Accounts receivable retainage, net	49,352	53,618
Unbilled revenue (1)	781,994	799,109
Inventory, net	12,519	12,609
Prepaid expenses and other current assets (1)	236,403	239,865
Income taxes receivable	3,453	2,166
Project development costs, net	26,235	23,010
Total current assets (1)	1,554,425	1,552,533
Federal ESPC receivable	512,707	503,449
Property and equipment, net (1)	10,102	10,077
Energy assets, net (1)	2,155,837	2,081,224
Deferred income tax assets, net	99,338	96,868
Goodwill, net	68,988	69,302
Intangible assets, net	6,871	7,464
Right-of-use assets, net (1)	75,645	76,165
Restricted cash, non-current portion (1)	57,178	22,215
Other assets (1)	100,196	117,797
Total assets (1)	$4,641,287	$4,537,094
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$162,176	$132,125
Accounts payable (1)	666,744	691,197
Accrued expenses and other current liabilities (1)	118,711	113,878
Current portions of operating lease liabilities (1)	9,582	7,959
Deferred revenue	85,400	79,908
Income taxes payable	1,777	3,845
Total current liabilities (1)	1,044,390	1,028,912
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,824,531	1,749,708
Federal ESPC liabilities	505,246	478,970
Deferred income tax liabilities, net	3,489	2,943
Deferred grant income	5,193	5,385
Long-term operating lease liabilities, net of current portion (1)	53,641	55,938
Other liabilities (1)	93,363	91,003
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	1,465	1,419
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2026 and December 31, 2025 of $314,414 and $329,354, respectively. Includes liabilities of consolidated VIEs at March 31, 2026 and December 31, 2025 of $165,382 and $179,314, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	March 31, 2026	December 31, 2025
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 37,041,252 shares issued and 34,939,417 shares outstanding at March 31, 2026, 36,963,263 shares issued and 34,861,428 shares outstanding at December 31, 2025	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	2	2
Additional paid-in capital	400,287	395,656
Retained earnings	678,408	696,737
Accumulated other comprehensive loss, net	(2,324)	(460)
Treasury stock, at cost, 2,101,835 shares at March 31, 2026 and December 31, 2025	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,064,588	1,080,150
Non-controlling interests	45,381	42,666
Total stockholders’ equity	1,109,969	1,122,816
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$4,641,287	$4,537,094

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$401,460	$352,829
Cost of revenues	344,996	300,910
Gross profit	56,464	51,919
Earnings from unconsolidated entities	98	261
Selling, general and administrative expenses	46,315	38,488
Operating income	10,247	13,692
Interest expense and interest income, net	25,189	19,905
Other expenses (income), net	2,625	(1,795)
Loss before income taxes	(17,567)	(4,418)
Income tax (benefit) expense	(3,184)	1,188
Net loss	(14,383)	(5,606)
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,900)	123
Net loss attributable to common shareholders	$(18,283)	(5,483)

Net Loss per share attributable to common shareholders:
Basic and diluted	$(0.35)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	52,886	52,544

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,383)	$(5,606)
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax	53	(502)
Foreign currency translation adjustments	(1,892)	1,407
Total other comprehensive (loss) income	(1,839)	905
Comprehensive loss	(16,222)	(4,701)
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests:
Net (income) loss	(3,900)	123
Foreign currency translation adjustments	(25)	34
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,925)	157
Comprehensive loss attributable to common shareholders	$(20,147)	$(4,544)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2026 and 2025
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$652,561	$(5,874)	2,101,835	$(11,788)	$31,924	$1,045,149
Exercise of stock options	—	70,178	—	—	—	430	—	—	—	—	—	430
Stock-based compensation expense	—	—	—	—	—	2,844	—	—	—	—	—	2,844
Restricted stock units released	—	32,190	—	—	—	—	—	—		—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(502)	—	—	—	(502)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,441	—	—	(34)	1,407
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—		—	—	—	—	2,863	2,863
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Net (loss) income	(524)	—	—	—	—	—	(5,483)	—	—	—	401	(5,082)
Balance, March 31, 2025	$1,966	34,603,581	$3	18,000,000	$2	$381,595	$647,051	$(4,935)	2,101,835	$(11,788)	$34,150	$1,046,078

Balance, December 31, 2025	$1,419	34,861,428	$3	18,000,000	$2	$395,656	$696,737	$(460)	2,101,835	$(11,788)	$42,666	$1,122,816
Exercise of stock options	—	40,645	—	—	—	455	—	—	—	—	—	455
Stock-based compensation expense	—	—	—	—	—	4,176	—	—	—	—	—	4,176
Restricted stock units released	—	37,344	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	53	—	—	—	53
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,917)	—	—	25	(1,892)
Accretion of tax equity financing fees	46	—	—	—	—	—	(46)	—	—	—	—	(46)
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,210)	(1,210)
Net (loss) income	—	—	—	—	—	—	(18,283)	—	—	—	3,900	(14,383)
Balance, March 31, 2026	$1,465	34,939,417	$3	18,000,000	$2	$400,287	$678,408	$(2,324)	2,101,835	$(11,788)	$45,381	$1,109,969
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,383)	$(5,606)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	28,199	22,842
Depreciation of property and equipment	499	573
Increase in contingent consideration	—	71
Accretion of ARO liabilities	124	108
Amortization of debt discount and debt issuance costs	1,990	1,451
Amortization of intangible assets	565	525
Provision for credit losses	4	9
Gain on disposal of assets	—	(1,370)
Energy asset impairment	334	—
Non-cash production tax credits recognized	(3,439)	—
Non-cash project revenue related to in-kind leases	(401)	(2,274)
Earnings from unconsolidated entities	(98)	(261)
Unrealized loss from derivatives	1,790	1,335
Stock-based compensation expense	4,176	2,844
Deferred income taxes, net	(1,895)	1,188
Unrealized foreign exchange loss (gain)	628	(1,209)
Changes in operating assets and liabilities:
Accounts receivable	8,020	35,657
Accounts receivable retainage	5,486	(2,866)
Federal ESPC receivable	(9,710)	(17,933)
Inventory, net	89	(792)
Unbilled revenue	13,176	41,922
Prepaid expenses and other current assets	8,083	(17,700)
Income taxes receivable, net	(3,390)	(1,043)
Project development costs	(1,466)	858
Other assets	(2,966)	(1,629)
Accounts payable, accrued expenses and other current liabilities	(5,762)	(87,992)
Deferred revenue	5,670	574
Other liabilities	73	2,414
Cash flows from operating activities	35,396	(28,304)
Cash flows from investing activities:
Purchases of property and equipment	(542)	(422)
Capital investments in energy assets	(90,620)	(107,866)
Capital investments in major maintenance of energy assets	(5,776)	(5,952)
Contributions to equity method investments	—	(158)
Acquisitions, net of cash received	—	(3,972)
Cash flows from investing activities	(96,938)	(118,370)

See notes to condensed consolidated financial statements.
AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Payments on long-term corporate debt financings	$(1,250)	$(14,250)
Proceeds from long-term corporate debt financings	45,000	100,000
Proceeds (payments) on senior secured revolving credit facility, net	—	(57,000)
Proceeds from long-term energy asset debt financings	182,916	112,588
Payments on long-term energy asset debt and financing leases	(121,996)	(59,186)
Payments of debt discount and debt issuance costs	(1,801)	(3,224)
Proceeds from Federal ESPC projects	26,583	29,731
Net (payments) proceeds from energy asset receivable financing arrangements	(196)	3,599
Proceeds from exercises of options and ESPP	455	430
Contributions from non-controlling interests	—	2,863
Distributions to non-controlling interest	(1,210)	(1,004)
Cash flows from financing activities	128,501	114,547
Effect of exchange rate changes on cash	(1,024)	522
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,935	(31,605)
Cash, cash equivalents, and restricted cash, beginning of period	186,515	198,378
Cash, cash equivalents, and restricted cash, end of period	$252,450	$166,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,641	$22,191
Cash paid for income taxes	$2,226	$1,166
Non-cash Federal ESPC settlement	$—	$17,538
Accrued purchases of energy assets	$82,575	$67,643
Non-cash recognition of investment tax credits on energy assets	$—	$71,783
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
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results which may be expected for the full year. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our annual report on Form 10-K (“2025 Form 10-K”) filed with the Securities and Exchange Commission on March 3, 2026.
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
Significant Risks and Uncertainties
Global factors, such as tariffs, supply chain challenges, geopolitical instability and conflicts in Ukraine and the Middle East, evolving relations between the U.S. and China, and other geopolitical tensions have restricted the global supply of, and raised prices for, supplies needed for our business and have continued to result in global supply chain disruptions.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our accounting policies are set forth in Note 2 to the consolidated financial statements contained in our 2025 Form 10-K. We have included certain updates to those policies below.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses, beginning of period	$869	$845
Charges to costs and expenses, net	4	9
Account write-offs and other	(7)	(6)
Allowance for credit losses, end of period	$866	$848
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	March 31, 2026	December 31, 2025
Other receivables	$56,992	$70,382
Deferred project costs	162,676	153,199
Prepaid expenses	16,735	16,284
Prepaid expenses and other current assets	$236,403	$239,865
Other Assets
Other assets include $10,000 in deposits paid to Powin LLC, one of our battery energy storage system suppliers, who filed for Chapter 11 bankruptcy protection on June 10, 2025. See Note 10 Commitments and Contingencies for additional information.
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
Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity to enhance the ability to compare business combinations that do and do not involve variable interest entities by identifying the accounting acquirer. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. We adopted this new accounting standard effective January 1, 2026 and the adoption did not have a material impact on our condensed consolidated financial statements.
Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods with those fiscal years. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
Interim Reporting (Topic 270) - Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
Codification Improvements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three months ended March 31, 2026 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2026:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$132,126	$32,591	$4,316	$121,456	$—	$290,489
O&M revenue	11,521	15,439	1,909	1,354	—	30,223
Energy assets	20,071	6,441	33,038	1,155	—	60,705
Other	2,309	786	18	3,333	13,597	20,043
Total revenues	$166,027	$55,257	$39,281	$127,298	$13,597	$401,460

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended March 31, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$148,953	$6,038	$4,063	$92,407	$—	$251,461
O&M revenue	8,456	13,730	2,015	645	—	24,846
Energy assets	18,970	5,357	32,097	269	—	56,693
Other	1,881	122	—	3,336	14,490	19,829
Total revenues	$178,260	$25,247	$38,175	$96,657	$14,490	$352,829
The following table presents information related to our revenue recognized over time:

	Three Months Ended March 31,
	2026	2025
Percentage of revenue recognized over time	96%	95%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended March 31,
	2026	2025
United States	$240,374	$232,613
Canada	33,661	23,551
Europe	127,425	96,665
Total revenues	$401,460	$352,829

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
Accounts receivable, net	$249,197	$257,856
Accounts receivable retainage, net	49,352	53,618
Accounts receivable retainage, non-current (1)	5,188	6,595
Contract Assets:
Unbilled revenue	$781,994	$799,109
Contract Liabilities:
Deferred revenue	$85,400	$79,908
Deferred revenue, non-current (1)	34,996	35,035
Total contract liabilities	$120,396	$114,943

	March 31, 2025	December 31, 2024
Accounts receivable, net	$226,656	$256,961
Accounts receivable retainage, net	45,276	39,843
Accounts receivable retainage, non-current	5,851	8,026
Contract Assets:
Unbilled revenue	$559,049	$644,105
Contract Liabilities:
Deferred revenue	$91,219	$91,734
Deferred revenue, non-current (1)	31,904	29,885
Total contract liabilities	$123,123	$121,619

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other assets or other liabilities in the condensed consolidated balance sheets.
The decrease in contract assets for the three months ended March 31, 2026 was primarily due to billings of $316,994, offset by revenue recognized of $283,588, as well as reclassifications, primarily from contract liabilities as a result of the timing of customer payments. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2026, we recognized revenue of $94,060 and billed $75,360 to customers that had balances which were included in contract liabilities at December 31, 2025.
The decrease in contract assets for the three months ended March 31, 2025 was primarily due to billings of $320,530, offset by revenue recognized of $225,443 as well as reclassifications, primarily from contract liabilities as a result of timing of customer payment. The increase in contract liabilities was primarily driven by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The advance payments and reclassifications exceeded the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2025, we recognized revenue of $98,936 and billed $75,835 to customers that had balances which were included in contract liabilities at December 31, 2024.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At March 31, 2026, we had contracted backlog of $4,040,917 of which approximately 30% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 27 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $4,850 and $4,436 were recognized in our condensed consolidated statements of operations on projects that converted to customer contracts during the three months ended March 31, 2026 and 2025, respectively.
No impairment charges in connection with our project development costs were recorded during the three months ended March 31, 2026 and 2025.
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
ASA Controls, Inc.
On January 24, 2025, we entered into an asset purchase agreement to acquire ASA Controls, Inc., an Ohio-based energy services company that specializes as a regional controls contractor and systems integrator within the smart buildings sector. We paid $4,595 in cash and there is no contingent consideration related to this acquisition. We recorded goodwill and intangible assets in connection with this acquisition. See Note 5. The historical and pro-forma effects of this acquisition on our operations, contribution to revenue, and net loss for the three months ended March 31, 2026 and 2025 were not material.
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2025	$40,662	$3,981	$13,823	$10,836	$69,302
Currency effects	(52)	—	(262)	—	(314)
Balance, March 31, 2026	$40,610	$3,981	$13,561	$10,836	$68,988
Definite-lived intangible assets, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Gross carrying amount	$35,605	35,849
Less - accumulated amortization	(28,734)	(28,385)
Intangible assets, net	$6,871	$7,464

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended March 31,
Asset type	Location	2026	2025
Customer contracts	Cost of revenues	$53	$—
Intangible assets, net	Selling, general and administrative expenses	$512	$525
Total amortization expense		$565	$525
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	March 31, 2026	December 31, 2025
Energy assets (1)	$2,705,410	$2,602,787
Less - accumulated depreciation and amortization	(549,573)	(521,563)
Energy assets, net	$2,155,837	$2,081,224

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Also includes $16,683 of amounts paid to Powin. See Note 10 for additional information.

Depreciation and Amortization Expense
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended March 31,
Location	2026	2025
Cost of revenues (2)	$28,199	$22,842

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended March 31,
	2026	2025
Capitalized interest	$7,758	$8,110

The following tables set forth information related to our ARO assets and ARO liabilities:

	Location	March 31, 2026	December 31, 2025
ARO assets, net	Energy assets, net	$5,331	$4,917

ARO liabilities, non-current	Other liabilities	$7,941	$7,328

	Three Months Ended March 31,
	2026	2025
Depreciation expense of ARO assets	$77	$75
Accretion expense of ARO liabilities	$124	$108

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	March 31, 2026	December 31, 2025
Operating Leases:
Right-of-use (“ROU”) assets	$75,645	$76,165

Current portions of operating lease liabilities	$9,582	$7,959
Long-term portions of operating lease liabilities	53,641	55,938
Total operating lease liabilities	$63,223	$63,897
Weighted-average remaining lease term	16 years	17 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$22,529	$23,055

Current portions of financing lease liabilities	$755	$546
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	11,291	11,536
Total financing lease liabilities	$12,046	$12,082
Weighted-average remaining lease term	11 years	11 years
Weighted-average discount rate	11.95%	11.95%
The costs related to our leases were as follows:

	Three Months Ended March 31,
	2026	2025
Operating Leases:
Operating lease costs	$3,098	$3,323

Financing Leases:
Amortization expense	526	526
Interest on lease liabilities	425	372

Total lease costs	$4,049	$4,221

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,472	$4,668
ROU assets obtained in exchange for new operating lease liabilities (1)	$7,215	$871

(1) Includes non-monetary lease transactions of $0 in 2026 and 2025, respectively. See disclosure below for additional information.
The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2026	$9,067	$1,646
2027	12,111	1,922
2028	9,294	1,955
2029	6,632	1,892
2030	4,540	1,725
Thereafter	61,788	12,318
Total lease payments	103,432	21,458
Less: interest	40,209	9,412
Present value of lease liabilities	$63,223	$12,046
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or lease liability. The estimated net present value of this commitment totals $40,335 as of March 31, 2026. We will provide IKCPs over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and lease liability will be recorded, which we estimate to be in mid 2026.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration are based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Financing Leases
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $57 for the three months ended March 31, 2026 and 2025.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	March 31, 2026	December 31, 2025
Senior secured corporate revolving credit facility (1)	$150,000	$150,000
Senior secured corporate term loans (2)	138,750	95,000
Second lien corporate term loan (2)	100,000	100,000
Energy asset construction facilities (2)	388,516	359,031
Energy asset operating facilities (2)	856,464	827,327
Other financing facilities (3)	395,177	393,414
Financing lease liabilities (4)	12,046	12,082
Total debt and financing lease liabilities	2,040,953	1,936,831
Less: current maturities	162,176	132,125
Less: unamortized discount and debt issuance costs	54,246	54,998
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,824,531	$1,749,708

(1) At March 31, 2026, funds of $44,319 were available for borrowing under this facility.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of March 31, 2026, the interest rates were 6.23% and 6.23% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2,345 in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180,000 and $13,000 were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
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
Additional terms of the Restated Credit Agreement are as follows:
•the term loan requires quarterly principal payments of $1,250 starting March 31, 2025, with the balance due at maturity
•the revolving credit facility requires payment at maturity
•a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0
•a total funded debt to EBITDA of less than 3.5 to 1.0
The facility may be increased by up to an additional $100,000 at Ameresco's option if lenders are willing to provide such increased commitments, subject to certain conditions. On March 30, 2026, we entered into amendment number 2 to the Restated Credit Agreement, and the term loan was increased by $45,000. Quarterly principal payments increased to $1,812. No other terms were changed with this amendment. As part of the transaction, we paid $41,000 on the revolving credit facility and $1,085 for

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
accrued interest on the term loan. Net proceeds for the term loan were $2,784 and debt issuance costs totaled $131.
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
On February 3, 2026, we entered into an omnibus amendment as part of moving two projects out of a construction credit facility and under this facility. The transaction added $99,900 to the facility for the two projects, of which $97,759 was used to pay off the projects under the construction facility. No other terms were changed with this amendment.
At March 31, 2026, $440,901 was outstanding under this facility, net of unamortized debt discount and issuance costs.
June 2020, Construction Credit Facility, 5.27%, due March 31, 2027
During the three months ended March 31, 2026, we entered into an amendment to extend this revolver, and the current maturity date is March 31, 2027.
As of March 31, 2026, $20,063 was outstanding under this facility and $79,937 was available for borrowing.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the three months ended March 31, 2026, we entered into an amended and restated participation agreement which extended the participation date from March 31, 2026 to March 31, 2027. During the three months ended March 31, 2026, we were in default of certain lien provisions of this agreement. On March 30, 2026, we received waiver of these defaults which is valid until June 30, 2026.
We sold and leased back two energy assets for $4,560 in cash proceeds under this facility during the three months ended March 31, 2026.
Surety-Backed Letters of Credit
We also have surety-backed letters of credit with termination dates through 2027 and par value of $4,087.
9. INCOME TAXES
We recorded a tax benefit for income taxes of $3,184 for the three months ended March 31, 2026 and a provision of $1,188 for the three months ended March 31, 2025, respectively.
For the three months ended March 31, 2026, the effective tax rate provision of 18.1% was applied to a loss before income taxes resulting in a tax benefit. For the three months ended March 31, 2025, the effective tax rate benefit of 26.9% was applied to a loss before income taxes resulting in a tax provision.
The change in the effective rate from a benefit for the three months ended March 31, 2025 to a provision for the three months ended March 31, 2026 is primarily attributable to the Company’s plan to sell investment tax credits to be generated on energy assets during 2026, rather than retaining them compared to 2025. Excluding the effects of investment tax credits on the rate difference, there is a partially offsetting impact in the rate primarily attributable to higher earnings in joint venture projects not taxable to the Company.

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
Commitments as a Result of Acquisitions
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of March 31, 2026, none of the earn-out amounts are considered probable and estimable and no payments have been made to date.
Powin LLC
On June 10, 2025, Powin LLC (“Powin”), one of our BESS suppliers, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Ameresco paid Powin $26,683 in deposits for transactions that never materialized and are recorded within other assets and energy assets, net in the accompanying condensed consolidated balance sheets. We are actively monitoring the proceedings, and the range of loss is between $0 and $26,683. Since it is early in the bankruptcy proceedings a loss cannot be reasonably estimated, therefore, no loss has been accrued at this time.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	March 31, 2026	December 31, 2025
Assets:
Interest rate swap instruments	2	$792	$721
Liabilities:
Interest rate swap instruments	2	$37	$197
Make-whole provisions	2	21,025	19,075
Total liabilities		$21,062	$19,272
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	March 31, 2026	December 31, 2025
Contingent consideration liability balance at the beginning of period	$—	$1,614
Changes in fair value included in earnings	—	71
Payment of contingent consideration	—	(1,685)
Contingent consideration liability balance at the end of period	$—	$—
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of March 31, 2026		As of December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,960,786	$1,974,661	$1,855,086	$1,869,751
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the three months ended March 31, 2026 and the year ended December 31, 2025.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		March 31, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$792	$721
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Accrued expenses and other current liabilities	$37	$—
Interest rate swap contracts	Other liabilities	$—	$197
Make-whole provisions	Other liabilities	$21,025	$19,075

The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss:

		Amount of (Gain) Loss Recognized in Net Loss
	Location of (Gain) Loss Recognized in Net Loss	Three Months Ended March 31,
		2026	2025
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(49)	$(107)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(160)	$927
Make-whole provisions	Other expenses, net	$1,950	$408
The following table presents the changes in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, from our hedging instruments:

Three Months Ended March 31, 2026
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCL at the beginning of the period	$490
Unrealized gain recognized in AOCL	102
Gain reclassified from AOCL to other expenses, net	(49)
Gain on derivatives	53
Accumulated gain in AOCL at the end of the period	$543
The following tables present all of our active derivative instruments as of March 31, 2026:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June/August 2018	December 2038	$195
Make-whole provisions	Liability	August 2016	April 2031	$13
Make-whole provisions	Liability	April 2017	February 2034	$10
Make-whole provisions	Liability	November 2020	December 2027	$1
Make-whole provisions	Liability	October 2011	May 2028	$—
Make-whole provisions	Liability	May 2021	April 2045	$109
Make-whole provisions	Liability	March 2023	December 2047	$1,327
Make-whole provisions	Liability	June 2022	March 2042	$697
Make-whole provisions	Liability	July 2021	March 2046	$1,854
Make-whole provisions	Liability	April 2024	June 2042	$7,216
Make-whole provisions	Liability	April 2024	June 2042	$1,012
Make-whole provisions	Liability	April 2025	September 2045	$2,184
Make-whole provisions	Liability	May 2025	December 2037	$270
Make-whole provisions	Liability	December 2025	September 2045	$1,428
Make-whole provisions	Liability	December 2025	December 2046	$1,230
Make-whole provisions	Liability	October 2025	December 2043	$2,637
Make-whole provisions	Liability	October 2025	September 2040	$842

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	March 31, 2026(1)			December 31, 2025 (1)
	Investment Funds	Other VIEs	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$43	$6,143	$6,186	$68	$7,574	$7,642
Restricted cash	—	10,099	10,099	—	14,025	14,025
Accounts receivable, net	309	10,310	10,619	139	32,657	32,796
Unbilled revenue	—	126,943	126,943	—	138,200	138,200
Prepaid expenses and other current assets	—	7,142	7,142	—	17,874	17,874
Income taxes receivable	—	4,695	4,695	—	3,056	3,056
Project development costs, net	—	29	29	—	1	1
Total VIE current assets	352	165,361	165,713	207	213,387	213,594
Energy assets, net	21,109	88,521	109,630	21,517	89,521	111,038
Deferred income tax assets, net	—	2,349	2,349	—	2,349	2,349
Right-of-use assets, net	455	—	455	458	—	458
Restricted cash, non-current portion	—	36,144	36,144	—	1,745	1,745
Other assets	—	123	123	—	170	170
Total VIE assets	$21,916	$292,498	$314,414	$22,182	$307,172	$329,354
Current portions of long-term debt and financing lease liabilities	$—	$27,382	$27,382	$—	$25,547	$25,547
Accounts payable	61	133,056	133,117	78	143,437	143,515
Accrued expenses and other current liabilities	—	1,619	1,619	26	2,996	3,022
Current portions of operating lease liabilities	14	—	14	14	—	14
Deferred revenue	—	465	465	—	5,931	5,931
Income taxes payable	—	1,691	1,691	—	408	408
Total VIE current liabilities	75	164,213	164,288	118	178,319	178,437
Long-term operating lease liabilities, net of current portion	432	—	432	445	—	445
Other liabilities	43	619	662	41	391	432
Total VIE liabilities	$550	$164,832	$165,382	$604	$178,710	$179,314

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures. We received contributions totaling $2,863 during the three months ended March 31, 2025 and no contributions during the three months ended March 31, 2026.
Equity and Cost Method Investments
Unconsolidated joint ventures are accounted for under the equity method. For these unconsolidated joint ventures, our investment balances are included in other assets on the condensed consolidated balance sheets, and our pro rata share of net income or loss is included in earnings from unconsolidated entities on the condensed consolidated statements of operations.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	March 31, 2026	December 31, 2025
Equity and cost method investments	$45,120	$45,883
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
We had one investment fund remaining as of March 31, 2026 and December 31, 2025.
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At both March 31, 2026 and December 31, 2025, the remaining redeemable non-controlling interest was reported at its carrying values, as the carrying value at each reporting period was greater than the estimated redemption value.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net loss attributable to common shareholders	$(18,283)	$(5,483)
Adjustment for accretion of tax equity financing fees	(46)	(27)
Loss attributable to common shareholders	$(18,329)	$(5,510)
Denominator:
Basic and diluted weighted-average shares outstanding	52,886	52,544
Net Loss per share attributable to common shareholders:
Basic and diluted	$(0.35)	$(0.10)

Potentially dilutive shares (1)	2,825	2,946

(1) Dilutive securities and potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the three months ended March 31, 2026, and employee stock

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
purchase plan, as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$4,176	$2,844
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2026, there was $30,730 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.7 years. This includes $4,946 of unrecognized compensation expense related to PSOs based on our current assessment of probability. There is an additional $17,123 of unrecognized compensation expense if the PSOs were to achieve 100% probability.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the three months ended March 31, 2026, we granted 519 common stock options to certain employees under our 2020 Stock Incentive Plan (“2020 Plan”), which have a contractual life of ten years and vest over a three or five-year period. We also granted awards of 104 RSUs to certain employees and directors under our 2020 Plan. RSUs for directors cliff vest after one year and RSUs for employees vest 25% every six months for two years. We did not grant awards to individuals who were not either an employee or director of ours during the three months ended March 31, 2026 and 2025.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

2026
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$166,027	$55,257	$39,281	$127,298	$13,597		$401,460
Cost of revenues	137,721	48,437	33,931	115,444	9,463		344,996
Gross profit	28,306	6,820	5,350	11,854	4,134		56,464
Add:
Earnings from unconsolidated entities	95	—	—	3	—	—	98
Less:
Selling, general and administrative expenses	13,853	4,773	1,250	6,330	3,432	16,677	46,315
Unrealized loss (gain) on derivatives	2,072	(160)	150	—	—	(272)	1,790
Interest expense and interest income, net	5,331	914	9,163	964	—	8,817	25,189
Other (income) expense	(155)	—	—	359	2	629	835
Income (loss) before income taxes	$7,300	$1,293	$(5,213)	$4,204	$700	$(25,851)	$(17,567)
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	10,852	6,089	11,312	620	26	364	29,263
Amortization of debt discount & debt issuance costs (1)	858	168	104	25	—	835	1,990

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$178,260	$25,247	$38,175	$96,657	$14,490		$352,829
Cost of revenues	155,204	17,801	29,861	87,845	10,199		300,910
Gross profit	23,056	7,446	8,314	8,812	4,291		51,919
Add:
Earnings from unconsolidated entities	21	—	—	240	—	—	261
Less:
Selling, general and administrative expenses	12,709	2,735	684	4,976	3,459	13,925	38,488
Unrealized loss on derivatives	409	554	372	—	—	—	1,335
Interest expense and interest income, net	4,202	1,021	8,194	(35)	—	6,523	19,905
Other (income) expense	(2,376)	—	—	677	1	(1,432)	(3,130)
Income (loss) before income taxes	$8,133	$3,136	$(936)	$3,434	$831	$(19,016)	$(4,418)
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	10,356	4,871	7,700	524	30	459	23,940
Amortization of debt discount & debt issuance costs (1)	581	178	119	—	—	573	1,451

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES (INCOME), NET
The following table presents the components of other expenses, net:

	Three Months Ended March 31,
	2026	2025
Unrealized loss on derivatives	$1,790	$1,335
Foreign currency transaction loss (gain)	933	(1,451)
Other income	(98)	(1,679)
Other expenses (income), net	$2,625	$(1,795)
19. SUBSEQUENT EVENTS

On May 4, 2026, Ameresco, through certain of its subsidiaries, including Ameresco Biogas HoldCo LLC (“AMRC Biogas HoldCo”), entered into a contribution and equity purchase agreement (the “Contribution Agreement” and, the transactions contemplated thereby, the “JV Transaction”) with an affiliate of HA Sustainable Infrastructure Capital, Inc., a Delaware corporation (“HASI” and, such affiliate, “JV Investor” and, collectively with AMRC Biogas Holdco and the other parties to the Contribution Agreement, the “Parties”) to form a new joint venture, Neogenyx Fuels LLC, a Delaware limited liability company (the “Joint Venture”).

The Contribution Agreement provides that, among other things:
1.in connection with Closing, Ameresco and AMRC Biogas HoldCo will transfer to the Joint Venture the equity interests of the subsidiaries and certain other assets comprising Ameresco’s existing biogas business (the “Business”), together with related assumed liabilities, in exchange for Class A units of the Joint Venture (the “Class A Units”), representing a 70% equity interest of the Joint Venture; and
2.at the Closing, JV Investor will invest $400 million in the Business, in exchange for Class B units of the Joint Venture (the “Class B Units”), representing a 30% equity interest of the Joint Venture. Of the $400 million investment (i) $100 million will be paid to Ameresco at Closing as consideration for the Business, (ii) approximately $58 million will be used to reduce the balance of an existing construction and development loan to the extent related to the Business, and (iii) the remaining amount will be contributed to the Joint Venture at Closing and over a period of time to fund the Joint Venture.

The Contribution Agreement includes customary representations and warranties by Ameresco, both on behalf of itself and as the sole member of Contributor, and JV Investor and covenants of the Parties, and the Closing is subject to customary conditions. The Contribution Agreement also contains specified termination provisions, including, among others, a provision allowing Contributor or JV Investor to terminate the Contribution Agreement if the Closing has not occurred on or before June 3, 2026.

The Contribution Agreement contemplates entry into an amended and restated limited liability company agreement of the Joint Venture (the “JV Agreement”), as well as other ancillary agreements, at the Closing. The JV Agreement will include the key terms related to quarterly distributions, liquidating distributions, right of first offer, drag-along and tag-along rights, call options, and management and governance provisions.

The Closing of the JV Transaction is expected to occur in the second quarter of 2026. The Company is currently evaluating the accounting and financial statement impact of the JV Transaction, which will be reflected in the Company’s financial statements in future periods. As of the date of issuance of these financial statements, the Company Ameresco plans to consolidate Neogenyx Fuels prospectively.

The Company has evaluated subsequent events through May 5, 2026, the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K (“2025 Form 10-K”) for the year ended December 31, 2025 filed on March 3, 2026 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, objectives of management, expected market growth; guidance related to the proposed Neogenyx Fuels transaction, the governance, operating and financial terms of the Neogenyx Fuels transaction, and the anticipated closing date thereof, if at all, statements regarding potential future growth prospects of the joint venture, and our intended use of the proceeds from the contribution of assets to the joint venture; the impact of policies and regulatory changes, supply chain disruptions, shortage and cost of materials and labor, other macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE including the impact of delays and any requirement to pay liquidated damages. All statements, other than statements of historical fact, including statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, the impact of macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE and associated liquidated damages; the imposition of tariffs, and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2025 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
See “Our business depends in part on federal, state, provincial and local government support or the imposition of additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, for energy efficiency and renewable energy, and a decline in such support could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors in our 2025 Form 10-K.
Neogenyx Fuels LLC Joint Venture Transaction
On May 4, 2026, Ameresco entered into a contribution and equity purchase agreement with an affiliate of HA Sustainable Infrastructure Capital to combine Ameresco’s biogas business into a new joint venture, Neogenyx Fuels LLC. At closing, Ameresco will contribute its existing biogas operations and related assets and liabilities in exchange for a 70% equity interest, while the JV investor will acquire a 30% interest through a $400 million investment. Of this amount, $100 million will be paid to Ameresco at closing, approximately $58 million will be used to reduce existing project-level debt, and the remainder will be contributed to fund the joint venture’s operations and growth.

The transaction is expected to close in the second quarter of 2026, subject to customary closing conditions. Ameresco is evaluating the accounting and financial impact of the transaction and currently expects to consolidate the joint venture on a prospective basis following the closing.

Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results, and liquidity, such as the impact of tariffs, supply chain challenges, geopolitical instability and conflicts in Ukraine and the Middle East, evolving relations between the U.S. and China, and other geopolitical tensions. These conflicts together with import duties, tariffs and other import restrictions, including the Uyghur Forced Labor Protection Act, have restricted the global supply of, and raised prices for, supplies needed for our business. In addition, tariffs and trade restrictions that have been introduced and may be introduced as part of the 'America First' trade policy may further increase the cost of components needed for our offerings and may strain trade relations, create inflationary pressures and cause additional supply chain disruptions. The impact to our future operations and results of operations as a result of these global trends remains uncertain and the challenges we face, including increases in costs for logistics and supply chains, intermittent supplier delays, and shortages of certain components needed for our business, such as electrical equipment, steel and aluminum as well as BESS equipment or components required for our projects and clean energy solutions may continue or become more pronounced.
During the three months ended March 31, 2026, we continued to face supply chain disruptions and varying levels of inflation driven by macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain projects and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the three months ended March 31, 2026. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.

We believe the increasing demand for electricity, rising oil and utility rates, and growing grid instability, are driving demand for our energy infrastructure and other solutions. However, this increased demand may increase the competition we face and we may also face an increased risk in completing larger more complex projects.
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
Our annual and quarterly financial results are also subject to significant fluctuations as a result of other factors, many of which are outside our control. See “Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results” and “Extreme weather events and other natural disasters, particularly those exacerbated by climate change, could materially affect our ability to complete our projects and develop our assets” in Item 1A, Risk Factors in our 2025 Form 10-K.
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
Stock-based Compensation
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the year ended December 31, 2025, and our employee stock purchase plan. During the three months ended March 31, 2026, we granted 519,200 common stock options and 104,100 restricted stock units (“RSUs”) to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $30.7 million at March 31, 2026, compared to $24.8 million at December 31, 2025, and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.

Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of March 31,
(In Thousands)	2026	2025
Project Backlog
Fully-contracted backlog	$2,497,458	$2,596,325
Awarded, not yet signed customer contracts	2,773,719	2,307,567
Total project backlog	$5,271,177	$4,903,892
12-month project backlog	$1,094,340	$1,118,025

O&M Backlog
Fully-contracted backlog	$1,543,459	$1,371,847
12-month O&M backlog	$117,857	$99,614
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
We define our 12-month backlog as the estimated amount of revenue that we expect to recognize in the next twelve months from our fully-contracted backlog. See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” in Item 1A, Risk Factors in our 2025 Form 10-K.
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $2.0 billion and $2.3 billion, net of amounts attributable to a non-controlling interest at March 31, 2026 and 2025, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel, which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2026		2025		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$401,460	100.0%	$352,829	100.0%	$48,631	13.8%
Cost of revenues	344,996	85.9%	300,910	85.3%	44,086	14.7%
Gross profit	56,464	14.1%	51,919	14.7%	4,545	8.8%
Earnings from unconsolidated entities	98	—%	261	0.1%	(163)	(62.5)%
Selling, general and administrative expenses	46,315	11.5%	38,488	10.9%	7,827	20.3%
Operating income	10,247	2.6%	13,692	3.9%	(3,445)	(25.2)%
Interest expense and interest income, net	25,189	6.3%	19,905	5.6%	5,284	26.5%
Other expenses (income), net	2,625	0.7%	(1,795)	(0.5)%	4,420	246.2%
Loss before income taxes	(17,567)	(4.4)%	(4,418)	(1.3)%	(13,149)	(297.6)%
Income tax (benefit) expense	(3,184)	(0.8)%	1,188	0.3%	(4,372)	(368.0)%
Net loss	(14,383)	(3.6)%	(5,606)	(1.6)%	(8,777)	(156.6)%
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,900)	(1.0)%	123	—%	(4,023)	(3,270.7)%
Net loss attributable to common shareholders	$(18,283)	(4.6)%	$(5,483)	(1.6)%	$(12,800)	(233.4)%
Our results of operations for the three months ended March 31, 2026 are due to the following:
•Revenues: total revenues for the three months ended March 31, 2026 increased over 2025 primarily due to a $39.0 million, or 16%, increase in our project revenues attributed to continued growth and expansion in our project business in Europe, as well as the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects. The increase is in part attributed to a $5.4 million, or 22%, and a $4.0 million, or 7% increase in operations and maintenance revenue and energy asset revenue, respectively, resulting from the continued growth of our operating portfolio.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues decreased due to energy asset production delays primarily due to weather effects.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended March 31, 2026 increased from 2025 primarily due to increases in payroll and related benefits of $3.8 million and professional fees of $1.3 million, as well as a gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
•Interest Expense and Interest Income, Net: increased $5.3 million primarily due to increases in the amount of energy asset financings and corporate debt outstanding.
•Other Expenses (Income), Net: Other expenses (income), net for the three months ended March 31, 2026 increased over 2025 primarily due to an increase in loss from foreign currency transactions of $0.9 million compared to gains of $1.5 million in the same period last year.
•Income Tax (Benefit) Expense: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. We expect a higher effective tax rate in 2026 as compared to 2025 primarily attributable to our plan to sell more investment tax credits on energy assets during 2026.
•Net Loss and Earnings Per Share: Net loss decreased due to the reasons described above. Basic and diluted earnings per share for the three months ended March 31, 2026 was $(0.35), a decrease of $0.25 per share basic and diluted compared to the same period of 2025.

Business Segment Analysis
Our reportable segments for the three months ended March 31, 2026 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended March 31,
(In Thousands)	2026	2025	Dollar Change	% Change
North America Regions	$166,027	$178,260	$(12,233)	(6.9)%
U.S. Federal	55,257	25,247	30,010	118.9
Renewable Fuels	39,281	38,175	1,106	2.9
Europe	127,298	96,657	30,641	31.7
All Other	13,597	14,490	(893)	(6.2)
Total revenues	$401,460	$352,829	$48,631	13.8%
•North America Regions: revenues decreased versus the prior year primarily due to lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, partially offset by increased operations and maintenance revenue and energy assets revenue resulting from the continued growth of our operating portfolio.
•U.S. Federal: the increase in revenue during the three months ended March 31, 2026 is primarily due to increased project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects and the impact in the three months ended March 31, 2025 of the reversal of previously recognized revenue on a solar photovoltaic energy project that was determined that the closing of the sale was not probable.
•Renewable Fuels: revenues increased during the three months ended March 31, 2026 primarily due to increased project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs and increased energy assets revenue resulting from the continued growth of our operating portfolio.
•Europe: revenues increased primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects primarily related to increased activity under our joint ventures in Greece and Romania compared to the prior period.
•All Other: All other revenues decreased year-over-year primarily due to lower sales in our integrated PV line of business due in part to seasonality.
Income (Loss) before Taxes and Unallocated Corporate Activity

	Three Months Ended March 31,
(In Thousands)	2026	2025	Dollar Change	% Change
North America Regions	$7,300	$8,133	$(833)	(10.2)%
U.S. Federal	1,293	3,136	(1,843)	(58.8)
Renewable Fuels	(5,213)	(936)	(4,277)	(456.9)
Europe	4,204	3,434	770	22.4
All Other	700	831	(131)	(15.8)
Unallocated corporate activity	(25,851)	(19,016)	(6,835)	(35.9)
Loss before taxes	$(17,567)	$(4,418)	$(13,149)	(297.6)%
•North America Regions: the decrease is primarily from an increase in unrealized losses from derivatives and decrease in other income, partly offset by increased margins due to higher-margin project mix.

•U.S. Federal: the decrease during the three months ended March 31, 2026 is primarily due to higher operating expenses from legal costs and project development activity, offset by lower net interest expense compared to the prior period.
•Renewable Fuels: the decrease is primarily due to lower gross margins attributed to energy asset production delays primarily due to weather impacts, increased depreciation expense due to growth in our operating portfolio, and higher interest expenses.
•Europe: the increase is primarily due to the increased revenues noted above, partially offset by higher SG&A expenses.
•All Other: the decrease is primarily due to the decreased revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate expenses during the three months ended March 31, 2026 increased primarily due to higher net interest expense and foreign currency transaction losses this year versus gains last year, increased stock compensation costs in 2026 and an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
Liquidity and Capital Resources
Overview
Since inception, we have funded operations primarily through cash flow from operations, advances from Federal ESPC projects, our senior secured credit facility, second lien term loan and various forms of other debt (See “Energy Asset Financing” below) and equity.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least May 2027 and thereafter.
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
Of the $400 million commitment from HA Sustainable Infrastructure Capital related to the new joint venture, Neogenyx Fuels LLC, announced on May 4, 2026, $300 million will be directly invested in Neogenyx Fuels to drive business growth, $100 million will be direct compensation to Ameresco for the existing business, which will be used for strategic opportunities, working capital, and deleveraging throughout the year, and approximately $58 million will be used to reduce existing project-level debt. See Neogenyx Fuels transaction in Key Factors and Trends above for further details.
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. At closing we paid $2.3 million in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180.0 million and $13.0 million were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing. As of March 31, 2026, the interest rates were 6.23% and 6.23% per annum for the term loan and revolving credit facility, respectively.
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
The facility may be increased by up to an additional $100.0 million at Ameresco’s option if lenders are willing to provide such increased commitments, subject to certain conditions. On March 30, 2026, we entered into amendment number 2 to the Restated Credit Agreement, and the term loan was increased by $45.0 million. Quarterly principal payments increased to $1.8 million. No other terms were changed with this amendment. As part of the transaction, we paid $41.0 million on the revolving credit facility and $1.1 million for accrued interest on the term loan. Net proceeds for the term loan were $2.8 million.
As of March 31, 2026, the balance on the senior secured term loans was $138.8 million, the balance on the senior secured revolving credit facility was $150.0 million, and we had funds available of $44.3 million.
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
On May 27, 2025 we entered into an omnibus amendment to our October 2022, Financing Facility as part of a tax credit transfer agreement for investment tax credits. The amendment required a $7.0 million principal payment, which was made during the three months ended June 30, 2025. On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. This amendment included advances of $25.5 million related to an expansion project and $15.7 million related to a true-up payment in connection to the removal of an IRR residual income requirement. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040. On February 3, 2026, we entered into an omnibus amendment as part of moving two projects out of a construction credit facility and under this facility. The transaction added $99.9 million to the facility for the two projects, of which $97.8 million was used to pay off the projects under the construction facility. No other terms were changed with this amendment. At March 31, 2026, $440.9 million was outstanding under this facility, net of unamortized debt discount and issuance costs.
During the three months ended March 31, 2026, we entered into an amendment to extend our June 2020, Construction Credit Facility, and the current maturity date is March 31, 2027. As of March 31, 2026, $20.1 million was outstanding under this facility and $79.9 million was available for borrowing.
Other Financing Facilities and Financing Leases
During the three months ended March 31, 2026, we sold and leased back two energy assets for $4.6 million in cash proceeds under our August 2018 Master Sale-leaseback. During the three months ended March 31, 2026, we entered into an amended and restated participation agreement which extended the participation date from March 31, 2026 to March 31, 2027. During the three months ended March 31, 2026, we were in default of certain lien provisions of this agreement. On March 30, 2026, we received a waiver of this default which is valid until June 30, 2026.

Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $505.2 million as of March 31, 2026. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $26.6 million during the three months ended March 31, 2026, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $9.7 million during the three months ended March 31, 2026. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
(In Thousands)	2026	2025	$ Change
Cash flows from operating activities	$35,396	$(28,304)	$63,700
Cash flows from investing activities	(96,938)	(118,370)	21,432
Cash flows from financing activities	128,501	114,547	13,954
Effect of exchange rate changes on cash	(1,024)	522	(1,546)
Total net cash flows	$65,935	$(31,605)	$97,540
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the three months ended March 31, 2026 increased over the same period last year primarily due to increases in cash inflows of $82.2 million in accounts payable, accrued expenses and other current liabilities due to the timing of payments related to project activity compared to the prior year period and $25.8 million in prepaid expenses, partially offset by increases in cash outflows of $28.7 million in unbilled revenue and $27.6 million in accounts receivable.
Cash Flows from Investing Activities
During the three months ended March 31, 2026 we made capital investments of $90.6 million in new energy assets and $5.8 million in major maintenance of energy assets compared to $107.9 million and $6.0 million, respectively, in 2025.
We currently plan to invest approximately $200 million to $250 million in additional capital expenditures during the remainder of 2026, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt.

Cash Flows from Financing Activities
Our primary sources of financing for the three months ended March 31, 2026 were proceeds from energy asset financings of $182.9 million, proceeds from long-term corporate debt financings of $45.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $26.4 million, partially offset by payments on long-term debt and debt fees of $125.0 million.
Our primary sources of financing for the three months ended March 31, 2025 were proceeds from energy asset financings of $112.6 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $33.3 million, contributions from a non-controlling interest of $2.9 million, partially offset by payments on long-term debt and debt fees of $76.7 million and net payments on our senior secured revolving credit facility of $57.0 million.
We currently plan additional project financings of approximately $150 million to $200 million during the remainder of 2026 to fund the construction or the acquisition of new renewable energy plants as discussed above.
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
There have been no material changes in our critical accounting estimates from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K. In addition, refer to Note 2 “Summary of Significant Accounting Policies” for updates to critical accounting policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2025 Form 10-K.
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
Item 1A. Risk Factors
Our business is subject to numerous risks, a number of which are described below and under “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K.
You should carefully consider these risks together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described in Part I, Item 1A of our 2025 Form 10-K are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Stock Repurchase Program
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended March 31, 2026. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of March 31, 2026, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
10.1+	Non-Employee Director Compensation Policy effective January 1, 2026.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

AMERESCO, INC.
Date:	May 5, 2026	By:	/s/ Mark Chiplock
Mark Chiplock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (duly authorized and principal financial officer)