Form 10-Q
period 2026-06-30
Ameresco, Inc.
filed 2026-08-04
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 31, 2026
Class A Common Stock, $0.0001 par value per share	35,066,211
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures	45

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$138,333	$71,785
Restricted cash (1)	87,125	92,515
Accounts receivable, net of allowance of $864 and $869, respectively (1)	252,600	257,856
Accounts receivable retainage, net	36,517	53,618
Unbilled revenue (1)	889,726	799,109
Inventory, net	12,642	12,609
Prepaid expenses and other current assets (1)	235,861	239,865
Income taxes receivable	3,265	2,166
Project development costs, net	24,211	23,010
Total current assets (1)	1,680,280	1,552,533
Federal ESPC receivable	526,910	503,449
Property and equipment, net (1)	10,437	10,077
Energy assets, net (1)	2,236,328	2,081,224
Deferred income tax assets, net	97,576	96,868
Goodwill, net	68,878	69,302
Intangible assets, net	6,298	7,464
Right-of-use assets, net (1)	74,512	76,165
Restricted cash, non-current portion (1)	25,142	22,215
Other assets (1)	105,820	117,797
Total assets (1)	$4,832,181	$4,537,094
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$164,343	$132,125
Accounts payable (1)	641,548	691,197
Accrued expenses and other current liabilities (1)	108,491	113,878
Current portions of operating lease liabilities (1)	9,405	7,959
Deferred revenue	75,543	79,908
Income taxes payable	5,306	3,845
Total current liabilities (1)	1,004,636	1,028,912
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,794,492	1,749,708
Federal ESPC liabilities	527,957	478,970
Deferred income tax liabilities, net	1,031	2,943
Deferred grant income	4,991	5,385
Long-term operating lease liabilities, net of current portion (1)	53,080	55,938
Other liabilities (1)	94,900	91,003
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	—	1,419
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2026 and December 31, 2025 of $1,168,125 and $329,354, respectively. Includes liabilities of consolidated VIEs at June 30, 2026 and December 31, 2025 of $744,258 and $179,314, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	June 30, 2026	December 31, 2025
	(Unaudited)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 37,168,046 shares issued and 35,066,211 shares outstanding at June 30, 2026, 36,963,263 shares issued and 34,861,428 shares outstanding at December 31, 2025	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	565,164	395,656
Retained earnings	688,126	696,737
Accumulated other comprehensive loss, net	(4,766)	(460)
Treasury stock, at cost, 2,101,835 shares at June 30, 2026 and December 31, 2025	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,236,741	1,080,150
Non-controlling interests	114,353	42,666
Total stockholders’ equity	1,351,094	1,122,816
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$4,832,181	$4,537,094

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$515,464	$472,284	$916,924	$825,113
Cost of revenues	424,157	398,926	769,153	699,836
Gross profit	91,307	73,358	147,771	125,277
Earnings from unconsolidated entities	393	150	491	411
Selling, general and administrative expenses	47,550	45,734	93,865	84,222
Operating income	44,150	27,774	54,397	41,466
Interest expense and interest income, net	26,396	21,287	51,585	41,192
Other (income) expenses, net	(2,290)	(6,131)	335	(7,926)
Income before income taxes	20,044	12,618	2,477	8,200
Income tax expense (benefit)	137	(2,900)	(3,047)	(1,712)
Net income	19,907	15,518	5,524	9,912
Net income attributable to non-controlling interests and redeemable non-controlling interests	(10,189)	(2,654)	(14,089)	(2,531)
Net income (loss) attributable to common shareholders	$9,718	12,864	$(8,565)	$7,381

Net income (loss) per share attributable to common shareholders:
Basic	$0.18	$0.24	$(0.16)	$0.14
Diluted	$0.18	$0.24	$(0.16)	$0.14
Weighted average common shares outstanding:
Basic	52,987	52,638	52,937	52,591
Diluted	53,835	52,821	52,937	52,897

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,
	2026	2025
Net income	$19,907	$15,518
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax	128	(128)
Foreign currency translation adjustments	(2,011)	5,272
Total other comprehensive (loss) income	(1,883)	5,144
Comprehensive income	18,024	20,662
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(10,189)	(2,654)
Foreign currency translation adjustments	(380)	31
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(10,569)	(2,623)
Comprehensive income attributable to common shareholders	$7,455	$18,039

	Six months ended June 30,
	2026	2025
Net income	$5,524	$9,912
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax	180	(630)
Foreign currency translation adjustments	(3,903)	6,679
Total other comprehensive (loss) income	(3,723)	6,049
Comprehensive income	1,801	15,961
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(14,089)	(2,531)
Foreign currency translation adjustments	(404)	65
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(14,493)	(2,466)
Comprehensive (loss) income attributable to common shareholders	$(12,692)	$13,495
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2026 and 2025
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, March 31, 2025	$1,966	34,603,581	$3	18,000,000	$2	$381,595	$647,051	$(4,935)	2,101,835	$(11,788)	$34,150	$1,046,078
Exercise of stock options	—	10,000	—	—	—	74	—	—	—	—	—	74
Stock-based compensation expense	—	—	—	—	—	3,750	—	—	—	—	—	3,750
Employee stock purchase plan	—	60,762	—	—	—	795	—	—	—	—	—	795
Restricted stock units released	—	29,316	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(128)	—	—	—	(128)
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,303	—	—	(31)	5,272
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	938	938
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,849)	(1,849)
Net (loss) income	(450)	—	—	—	—	—	12,864	—	—	—	3,104	15,968
Balance, June 30, 2025	$1,543	34,703,659	$3	18,000,000	$2	$386,214	$659,888	$240	2,101,835	$(11,788)	$36,312	$1,070,871

Balance, March 31, 2026	$1,464	34,939,417	$3	18,000,000	$2	$400,287	$678,408	$(2,324)	2,101,835	$(11,788)	$45,381	$1,109,969
Exercise of stock options	—	44,355	—	—	—	381	—	—	—	—	—	381
Stock-based compensation expense	—	—	—	—	—	3,379	—	—	—	—	—	3,379
Employee stock purchase plan	—	19,829	—	—	—	658	—	—	—	—	—	658
Restricted stock units released	—	62,610	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	128	—	—	—	128
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,391)	—	—	380	(2,011)
Investment fund call option exercise	(2,012)	—	—	—	—	1,390	—	—	—	—	—	1,390
Contributions from NCI, net of income tax effect and fees of $14,918	—	—	—	—	—	159,069	—	(179)	—	—	60,032	218,922
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(1,081)	(1,081)
Net income	548	—	—	—	—	—	9,718	—	—	—	9,641	19,359
Balance, June 30, 2026	$—	35,066,211	$3	18,000,000	$2	$565,164	$688,126	$(4,766)	2,101,835	$(11,788)	$114,353	$1,351,094
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2026 and 2025
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$652,561	$(5,874)	2,101,835	$(11,788)	$31,924	$1,045,149
Exercise of stock options	—	80,178	—	—	—	503	—	—	—	—	—	503
Stock-based compensation expense	—	—	—	—	—	6,595	—	—	—	—	—	6,595
Employee stock purchase plan	—	60,762	—	—	—	795	—	—	—	—	—	795
Restricted stock units released	—	61,506	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(630)	—	—	—	(630)
Foreign currency translation adjustment	—	—	—	—	—	—	—	6,744	—	—	(65)	6,679
Accretion of tax equity financing fees	54	—	—	—	—	—	(54)	—	—	—	—	(54)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	3,799	3,799
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(2,851)	(2,851)
Net (loss) income	(974)	—	—	—	—	—	7,381	—	—	—	3,505	10,886
Balance, June 30, 2025	$1,543	34,703,659	$3	18,000,000	$2	$386,214	$659,888	$240	2,101,835	$(11,788)	$36,312	$1,070,871

Balance, December 31, 2025	$1,419	34,861,428	$3	18,000,000	$2	$395,656	$696,737	$(460)	2,101,835	$(11,788)	$42,666	$1,122,816
Exercise of stock options	—	85,000	—	—	—	836	—	—	—	—	—	836
Stock-based compensation expense	—	—	—	—	—	7,555	—	—	—	—	—	7,555
Employee stock purchase plan	—	19,829	—	—	—	658	—	—	—	—	—	658
Restricted stock units released	—	99,954	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	180	—	—	—	180
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,307)	—	—	404	(3,903)
Accretion of tax equity financing fees, net	46	—	—	—	—	—	(46)	—	—	—	—	(46)
Investment fund call option exercise	(2,012)	—	—	—	—	1,390	—	—	—	—	—	1,390
Contributions from NCI, net of income tax effect and fees of $14,918	—	—	—	—	—	159,069	—	(179)	—	—	60,032	218,922
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(2,291)	(2,291)
Net income (loss)	547	—	—	—	—	—	(8,565)	—	—	—	13,542	4,977
Balance, June 30, 2026	$—	35,066,211	$3	18,000,000	$2	$565,164	$688,126	$(4,766)	2,101,835	$(11,788)	$114,353	$1,351,094
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$5,524	$9,912
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	57,251	46,839
Depreciation of property and equipment	1,013	1,180
Increase in contingent consideration	—	71
Accretion of ARO liabilities	248	216
Amortization of debt discount and debt issuance costs	3,696	2,849
Amortization of intangible assets	1,130	1,120
Provision for credit losses	11	9
Gain on disposal of assets	—	(1,343)
Energy asset impairment	334	—
Non-cash production tax credits recognized	(6,958)	—
Non-cash project revenue related to in-kind leases	285	(4,509)
Earnings from unconsolidated entities	(491)	(411)
Unrealized loss (gain) from derivatives	210	(2,967)
Stock-based compensation expense	7,555	6,595
Deferred income taxes, net	(2,485)	(2,916)
Unrealized foreign exchange loss (gain)	1,272	(3,224)
Changes in operating assets and liabilities:
Accounts receivable	4,026	12,721
Accounts receivable retainage	12,395	(4,447)
Federal ESPC receivable	(24,747)	(36,661)
Inventory, net	374	(832)
Unbilled revenue	(101,681)	18,479
Prepaid expenses and other current assets	12,131	(17,241)
Income taxes receivable, net	(6,232)	(1,314)
Project development costs	(2,036)	(2,509)
Other assets	(4,119)	(4,472)
Accounts payable, accrued expenses and other current liabilities	(29,135)	(84,147)
Deferred revenue	(1,123)	7,207
Other liabilities	(261)	4,618
Cash flows from operating activities	(71,813)	(55,177)
Cash flows from investing activities:
Purchases of property and equipment	(1,404)	(569)
Capital investments in energy assets	(213,209)	(208,126)
Capital investments in major maintenance of energy assets	(15,901)	(10,080)
Proceeds from sale of investment tax credits	20,411	70,788
Contributions to equity method investments	(165)	(24,074)
Acquisitions, net of cash received	—	(3,972)
Cash flows from investing activities	(210,268)	(176,033)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Payments on long-term corporate debt financings	$(3,063)	$(15,500)
Proceeds from long-term corporate debt financings	45,000	100,000
Proceeds (payments) on senior secured revolving credit facility, net	3,000	(32,000)
Proceeds from long-term energy asset debt financings	235,078	290,159
Payments on long-term energy asset debt and financing leases	(205,024)	(154,223)
Proceeds from termination of interest rate swaps	—	2,808
Payments of debt discount and debt issuance costs	(2,506)	(6,763)
Proceeds from Federal ESPC projects	48,110	35,415
Net payments on energy asset receivable financing arrangements	(388)	(207)
Proceeds from exercises of options and ESPP	1,494	1,298
Contributions from non-controlling interests, net of fees	228,429	3,799
Distributions to non-controlling interest	(2,291)	(2,851)
Investment fund call option exercise	(622)	—
Cash flows from financing activities	347,217	221,935
Effect of exchange rate changes on cash	(1,051)	2,914
Net increase (decrease) in cash, cash equivalents, and restricted cash	64,085	(6,361)
Cash, cash equivalents, and restricted cash, beginning of period	186,515	198,378
Cash, cash equivalents, and restricted cash, end of period	$250,600	$192,017

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,444	$49,861
Cash paid for income taxes	$5,135	$3,777
Non-cash Federal ESPC settlement	$—	$40,873
Accrued purchases of energy assets	$79,261	$61,484
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results which may be expected for the full year. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our annual report on Form 10-K (“2025 Form 10-K”) filed with the Securities and Exchange Commission on March 3, 2026.
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
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses, beginning of period	$866	$848	$869	$845
Charges to costs and expenses, net	7	—	11	9
Account write-offs and other	(9)	10	(16)	4
Allowance for credit losses, end of period	$864	$858	$864	$858
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Prepaid expenses and other current assets comprised of the following:

	June 30, 2026	December 31, 2025
Other receivables	$57,337	$70,382
Deferred project costs	162,945	153,199
Prepaid expenses	15,579	16,284
Prepaid expenses and other current assets	$235,861	$239,865
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
Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and six months ended June 30, 2026 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2026:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$156,316	$63,010	$11,373	$150,204	$—	$380,903
O&M revenue	13,622	19,289	1,952	1,310	20	36,193
Energy assets	24,777	8,949	40,888	1,290	—	75,904
Other	2,392	1,386	—	2,886	15,800	22,464
Total revenues	$197,107	$92,634	$54,213	$155,690	$15,820	$515,464

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended June 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$174,287	$37,459	$7,983	$138,359	$—	$358,088
O&M revenue	10,474	15,063	1,762	656	—	27,955
Energy assets	22,669	6,780	33,071	389	—	62,909
Other	3,755	342	3	2,480	16,752	23,332
Total revenues	$211,185	$59,644	$42,819	$141,884	$16,752	$472,284
The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2026

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$288,442	$95,601	$15,689	$271,660	$—	$671,392
O&M revenue	25,143	34,728	3,861	2,664	20	66,416
Energy assets	44,848	15,390	73,926	2,445	—	136,609
Other	4,701	2,172	18	6,219	29,397	42,507
Total revenues	$363,134	$147,891	$93,494	$282,988	$29,417	$916,924

The following table presents our revenue disaggregated by line of business and reportable segment for the six months ended June 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$323,240	$43,497	$12,046	$230,766	$—	$609,549
O&M revenue	18,930	28,793	3,777	1,301	—	52,801
Energy assets	41,639	12,137	65,168	658	—	119,602
Other	5,636	464	3	5,816	31,242	$43,161
Total revenues	$389,445	$84,891	$80,994	$238,541	$31,242	$825,113
The following table presents information related to our revenue recognized over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentage of revenue recognized over time	97%	96%	96%	96%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$320,024	$301,923	$560,398	$534,536
Canada	39,694	28,417	73,355	51,968
Europe	155,746	141,944	283,171	238,609
Total revenues	$515,464	$472,284	$916,924	$825,113

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
Accounts receivable, net	$252,600	$257,856
Accounts receivable retainage, net	36,517	53,618
Accounts receivable retainage, non-current (1)	11,056	6,595
Contract Assets:
Unbilled revenue	$889,726	$799,109
Contract Liabilities:
Deferred revenue	$75,543	$79,908
Deferred revenue, non-current (1)	37,987	35,035
Total contract liabilities	$113,530	$114,943

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other assets or other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the six months ended June 30, 2026 was primarily due to revenue recognized of $641,749, as well as reclassifications primarily from contract liabilities as a result of the timing of customer payments, offset by billings of $572,891. The decrease in contract liabilities was primarily driven by revenue recognized, offset by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The the recognition of revenue as performance obligations were satisfied exceeded advance payments and reclassifications. For the six months ended June 30, 2026, we recognized revenue of $215,430 and billed $183,745 to customers that had balances which were included in contract liabilities at December 31, 2025.

Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At June 30, 2026, we had contracted backlog of $3,820,481 of which approximately 32% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 27 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $6,470 and $4,045 were recognized in our condensed consolidated statements of operations on projects that converted to customer contracts during the three months ended June 30, 2026 and 2025, respectively. Project development costs of $11,320 and $8,481 were recognized in our condensed consolidated statements of operations on projects that converted to customer contracts during the six months ended June 30, 2026 and 2025, respectively.
No impairment charges in connection with our project development costs were recorded during the six months ended June 30, 2026 and 2025.
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
ASA Controls, Inc.
On January 24, 2025, we entered into an asset purchase agreement to acquire ASA Controls, Inc., an Ohio-based energy services company that specializes as a regional controls contractor and systems integrator within the smart buildings sector. We paid $4,595 in cash and there is no contingent consideration related to this acquisition. We recorded goodwill and intangible assets in connection with this acquisition. See Note 5. The historical and pro-forma effects of this acquisition on our operations, contribution to revenue, and net loss for the three and six months ended June 30, 2026 and 2025 were not material.
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2025	$40,662	$3,981	$13,823	$10,836	$69,302
Currency effects	(115)	—	(309)	—	(424)
Balance, June 30, 2026	$40,547	$3,981	$13,514	$10,836	$68,878
Definite-lived intangible assets, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Gross carrying amount	$35,553	35,849
Less - accumulated amortization	(29,255)	(28,385)
Intangible assets, net	$6,298	$7,464
The table below sets forth amortization expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Asset type	Location	2026	2025	2026	2025
Customer contracts	Cost of revenues	$54	$—	$107	$—
Intangible assets, net	Selling, general and administrative expenses	$511	$595	$1,023	$1,120
Total amortization expense		$565	$595	$1,130	$1,120
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	June 30, 2026	December 31, 2025
Energy assets (1)	$2,814,726	$2,602,787
Less - accumulated depreciation and amortization	(578,398)	(521,563)
Energy assets, net	$2,236,328	$2,081,224

(1) Includes financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Also includes $16,683 of amounts paid to Powin. See Note 10 for additional information.

Transfer of Investment Tax Credits
On June 30, 2026, we sold ITC on one energy asset to a third party at a total value, net of fees, of $20,411.
The benefit from the sales of the ITC are recognized in profit or loss as a reduction to depreciation expense over the life of the energy assets.
Depreciation and Amortization Expense

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2026	2025	2026	2025
Cost of revenues (2)	$29,052	$23,997	$57,251	$46,839

(2) Includes depreciation and amortization on financing lease assets (see Note 7).
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalized interest	$7,775	$9,842	$15,533	$17,952

ARO

The following tables set forth information related to our ARO assets and ARO liabilities:

	Location	June 30, 2026	December 31, 2025
ARO assets, net	Energy assets, net	$5,253	$4,917

ARO liabilities, non-current	Other liabilities	$8,060	$7,328

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense of ARO assets	$77	$31	$154	$106
Accretion expense of ARO liabilities	$124	$108	$248	$216

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	June 30, 2026	December 31, 2025
Operating Leases:
Right-of-use (“ROU”) assets	$74,512	$76,165

Current portions of operating lease liabilities	$9,405	$7,959
Long-term portions of operating lease liabilities	53,080	55,938
Total operating lease liabilities	$62,485	$63,897
Weighted-average remaining lease term	16 years	17 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$22,003	$23,055

Current portions of financing lease liabilities	$686	$546
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	11,212	11,536
Total financing lease liabilities	$11,898	$12,082
Weighted-average remaining lease term	11 years	11 years
Weighted-average discount rate	12.65%	11.95%
The costs related to our leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Leases:
Operating lease costs	$3,646	$3,189	$6,744	$6,512

Financing Leases:
Amortization expense	526	526	1,052	1,052
Interest on lease liabilities	238	405	663	777

Total lease costs	$4,410	$4,120	$8,459	$8,341

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Supplemental cash flow information related to our leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$6,329	$8,665
ROU assets obtained in exchange for new operating lease liabilities	$8,617	$1,563

The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2026	$6,298	$1,007
2027	12,413	1,927
2028	9,566	1,942
2029	6,845	1,903
2030	4,701	1,723
Thereafter	64,486	12,317
Total lease payments	104,309	20,819
Less: interest	41,824	8,921
Present value of lease liabilities	$62,485	$11,898
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or lease liability. The estimated net present value of this commitment totals $40,335 as of June 30, 2026. We will provide IKCPs over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and lease liability will be recorded, which we estimate to be later in 2026.
We have a future lease commitment for a project lease in Illiopolis, IL. The estimated net present value of this commitment totals $4,509. This new lease agreement was executed and the lease will commence July 1, 2026 and will continue for 20 years upon commercial operation, which we estimate to be in mid 2027.
Non-monetary Lease Transactions
We have six lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration are based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Financing Leases
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $54 and $57 for the three months ended June 30, 2026 and 2025, respectively. Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $111 and $114 for the six months ended June 30, 2026 and 2025, respectively.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	June 30, 2026	December 31, 2025
Senior secured corporate revolving credit facility (1)	$153,000	$150,000
Senior secured corporate term loans (2)	136,938	95,000
Second lien corporate term loan (2)	100,000	100,000
Energy asset construction facilities (2)	379,588	359,031
Energy asset operating facilities (2)	841,567	827,327
Other financing facilities (3)	388,054	393,414
Financing lease liabilities (4)	11,898	12,082
Total debt and financing lease liabilities	2,011,044	1,936,831
Less: current maturities	164,343	132,125
Less: unamortized discount and debt issuance costs	52,209	54,998
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,794,492	$1,749,708

(1) At June 30, 2026, funds of $42,770 were available for borrowing under this facility.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of June 30, 2026, the interest rates were 6.23% and 6.27% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2,345 in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180,000 and $13,000 were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
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
Additional terms of the Restated Credit Agreement are as follows:
•the term loan requires quarterly principal payments of $1,250 starting March 31, 2025, with the balance due at maturity
•the revolving credit facility requires payment at maturity
•a debt service coverage ratio (as defined in the agreement) of at least 1.5 to 1.0
•a total funded debt to EBITDA of less than 3.5 to 1.0
On March 30, 2026, we entered into amendment number 2 to the Restated Credit Agreement, and the term loan was increased by $45,000, under a provision that allows us to increase the facility by up to an additional $100,000 at Ameresco’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Following the amendment, $55,000 of remaining accordion capacity is available, subject to lender commitments and the terms of the credit agreement. Quarterly

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
principal payments increased to $1,812. No other terms were changed with this amendment. As part of the exercise of the accordion feature, we paid $41,000 on the revolving credit facility and $1,085 for accrued interest on the term loan. Net proceeds for the term loan were $2,784 and debt issuance costs totaled $131.
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
At June 30, 2026, $435,615 was outstanding under this facility, net of unamortized debt discount and issuance costs.
June 2020, Construction Credit Facility, 5.25%, due March 31, 2027
During the six months ended June 30, 2026, we entered into an amendment to extend this revolver, and the current maturity date is March 31, 2027.
As of June 30, 2026, $20,337 was outstanding under this facility and $79,663 was available for borrowing.
August 2023 Variable Rate Construction Facility 8.48%, due December 2027
On June 30, 2026, we entered into an amendment to extend the accordion exercise period of this construction facility through July 15, 2026 and decrease the accordion option from $100 million to $50 million and the aggregate commitment under the agreement from $500 million to $450 million. On June 30, 2026, we exercised the accordion option, increasing the borrowing capacity from $400 million to $450 million.
As of June 30, 2026, $250,860 was outstanding under this facility, net of unamortized debt discount and issuance costs.
See Note 13 regarding a $57,942 payment made on this construction facility in connection with the closing of a joint venture transaction on May 12, 2026.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the six months ended June 30, 2026, we entered into an amended and restated participation agreement which extended the participation date from March 31, 2026 to March 31, 2027. During the six months ended June 30, 2026, we were in default of certain lien provisions of this agreement on three facilities. In June 2026, we received waiver of these defaults which are valid until August 14, 2026, August 30, 2026, and December 30, 2026.
We sold and leased back two energy assets for $4,560 in cash proceeds under this facility during the six months ended June 30, 2026.
Surety-Backed Letters of Credit
We also have surety-backed letters of credit with termination dates through 2027 and par value of $16,165.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
9. INCOME TAXES
We recorded a tax provision for income taxes of $137 for the three months ended June 30, 2026 and a benefit of $2,900 for the three months ended June 30, 2025, respectively. We recorded an income tax benefit of $3,047 and $1,712 for the six months ended June 30, 2026 and 2025, respectively.
The effective tax rate provision was 0.7% for three months ended June 30, 2026, compared to the effective tax rate benefit of 23.0% for the three months ended June 30, 2025. The effective tax rate benefit was 123.0% for the six months ended June 30, 2026, compared to the effective tax rate benefit of 20.9% for the six months ended June 30, 2025.

The principal reason for the higher effective rate for the three months ended June 30, 2026 is higher income offset by higher investment tax credits forecasted on assets to be placed in service during 2026 versus lower income in 2025 as well as lower investment tax credits earned in 2025. The principal reason for the lower effective rate for the six months ended June 30, 2026 is due to higher investment tax credits forecasted on assets to be placed into service during 2026 versus 2025.
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
In October 2021, we entered into a contract with SCE to design and build three grid scale battery energy storage system (“BESS”) at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 megawatt (“MW”) (“the SCE Agreement”). As previously disclosed, due to supply chain delays, weather, and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”) and made related force majeure claims. In late 2022, SCE also instructed us to adjust the completion of the sites into 2023. Under the SCE Agreement, a failure to reach the Guaranteed Completion Date could, under certain circumstances, result in liquidated damages up to a maximum amount of $89 million being applied. On August 30, 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting a set-off of liquidated damages for these two projects. The parties are continuing to dispute the scope and timing of SCE’s final payment obligations and whether liquidated damages should apply. Our view continues to be that SCE is obligated to make the final payments under the SCE Agreement and liquidated damages should not be applied. If we fail to come to an agreement with SCE on these matters, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events. It is at least reasonably possible we may incur an obligation to pay liquidated damages up to the maximum amount.
Commitments as a Result of Acquisitions
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
estimable. As of June 30, 2026, none of the earn-out amounts are considered probable and estimable and no payments have been made to date.
Powin LLC
On June 10, 2025, Powin LLC (“Powin”), one of our BESS suppliers, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Ameresco paid Powin $26,683 in deposits for transactions that never materialized, of which $10,000 and are recorded within other assets and $16,683 recorded in energy assets, net in the accompanying condensed consolidated balance sheets. We are actively monitoring the proceedings, and the range of cash loss is between $0 and $26,683. The bankruptcy proceedings are ongoing and a loss cannot be reasonably estimated. Therefore, no loss has been accrued at this time.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	June 30, 2026	December 31, 2025
Assets:
Interest rate swap instruments	2	$1,231	$721
Liabilities:
Interest rate swap instruments	2	$—	$197
Make-whole provisions	2	19,796	19,075
Total liabilities		$19,796	$19,272
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	June 30, 2026	December 31, 2025
Contingent consideration liability balance at the beginning of period	$—	$1,614
Changes in fair value included in earnings	—	71
Payment of contingent consideration	—	(1,685)
Contingent consideration liability balance at the end of period	$—	$—

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of June 30, 2026		As of December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,933,168	$1,946,937	$1,855,086	$1,869,751
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
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the six months ended June 30, 2026 and the year ended December 31, 2025.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of June 30, 2026 or December 31, 2025.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		June 30, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$966	$721
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$265	$—
Interest rate swap contracts	Other liabilities	$—	$197
Make-whole provisions	Other liabilities	$19,796	$19,075
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss:

		Amount of (Gain) Loss Recognized in Net Income (Loss)
	Location of (Gain) Loss Recognized in Net Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(42)	$(97)	$(91)	$(204)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(301)	$84	$(461)	$1,011
Make-whole provisions	Other expenses, net	$(1,279)	$(4,386)	$671	$(3,978)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents the changes in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, from our hedging instruments:

Six Months Ended June 30, 2026
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCL at the beginning of the period	$490
Unrealized gain recognized in AOCL	271
Gain reclassified from AOCL to other expenses, net	(91)
Gain on derivatives	180
Accumulated gain in AOCL at the end of the period	$670
The following tables present all of our active derivative instruments as of June 30, 2026:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June 2018	December 2038	$94
Make-whole provisions	Liability	July 2016	July 2031	$8
Make-whole provisions	Liability	June 2017	February 2034	$9
Make-whole provisions	Liability	November 2020	December 2027	$3
Make-whole provisions	Liability	October 2011	May 2028	$1
Make-whole provisions	Liability	May 2021	April 2045	$60
Make-whole provisions	Liability	March 2023	December 2047	$651
Make-whole provisions	Liability	June 2022	March 2042	$1,486
Make-whole provisions	Liability	July 2021	March 2046	$1,662
Make-whole provisions	Liability	April 2024	June 2042	$7,054
Make-whole provisions	Liability	April 2024	June 2042	$814
Make-whole provisions	Liability	April 2025	September 2045	$2,012
Make-whole provisions	Liability	May 2025	December 2037	$193
Make-whole provisions	Liability	December 2025	September 2045	$1,339
Make-whole provisions	Liability	December 2025	December 2046	$1,198
Make-whole provisions	Liability	October 2025	December 2043	$2,579
Make-whole provisions	Liability	October 2025	September 2040	$631

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	June 30, 2026	December 31, 2025 (1)
	Total VIEs	Investment Funds	Other VIEs	Total VIEs
Cash and cash equivalents	$60,629	$68	$7,574	$7,642
Restricted cash	26,967	—	14,025	14,025
Accounts receivable, net	20,164	139	32,657	32,796
Unbilled revenue	243,227	—	138,200	138,200
Prepaid expenses and other current assets	18,322	—	17,874	17,874
Income taxes receivable	4,499	—	3,056	3,056
Project development costs, net	30	—	1	1
Total VIE current assets	373,838	207	213,387	213,594
Property and equipment, net	255	—	—	—
Energy assets, net	765,211	21,517	89,521	111,038
Deferred income tax assets, net	17,461	—	2,349	2,349
Intangible assets, net	4,061	—	—	—
Right-of-use assets, net	2,503	458	—	458
Restricted cash, non-current portion	4,632	—	1,745	1,745
Other assets	164	—	170	170
Total VIE assets	$1,168,125	$22,182	$307,172	$329,354
Current portions of long-term debt and financing lease liabilities	$75,709	$—	$25,547	$25,547
Accounts payable	196,097	78	143,437	143,515
Accrued expenses and other current liabilities	9,725	26	2,996	3,022
Current portions of operating lease liabilities	326	14	—	14
Deferred revenue	2,106	—	5,931	5,931
Income taxes payable	1,644	—	408	408
Total VIE current liabilities	285,607	118	178,319	178,437
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	435,912	—	—	—
Deferred income tax liability	19,600	—	—	—
Long-term operating lease liabilities, net of current portion	763	445	—	445
Other liabilities	2,376	41	391	432
Total VIE liabilities	$744,258	$604	$178,710	$179,314

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets. As of June 30, 2026, there were no investment funds.
See Note 14 for additional information on the call and put options related to our investment funds.
Non-controlling Interests
Non-controlling interests represents the equity owned by the other joint venture members of consolidated joint ventures.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Neogenyx Fuels LLC
On May 4, 2026, Ameresco, through certain of its subsidiaries, entered into a contribution and equity purchase agreement (the “Contribution Agreement” and, the transactions contemplated thereby, the “JV Transaction”) with an affiliate of HA Sustainable Infrastructure Capital, Inc., a Delaware corporation (“HASI” and, such affiliate, “JV Investor”) to form a new joint venture, Neogenyx Fuels LLC, a Delaware limited liability company (the “Joint Venture” or “Neogenyx”). The JV Transaction closed on May 12, 2026.
The JV Transaction constituted a reconsideration event under ASC 810, under which we concluded that Neogenyx Fuels LLC is a variable interest entity, and we are the primary beneficiary. Accordingly, following the formation, Ameresco retains control over Neogenyx. We recognized the decrease in ownership of Neogenyx as a non-controlling interest. The difference between the cash received and the non-controlling interest was recognized as an adjustment to additional paid-in capital. Transactions costs attributable to the security issuance were recognized as a reduction to additional paid-in capital.
The Contribution Agreement provided that, among other things:
•Ameresco and certain of its subsidiaries transferred to the Joint Venture the equity interests of the subsidiaries and certain other assets comprising Ameresco’s existing biogas business (the “Business”), together with related assumed liabilities, in exchange for Class A units of the Joint Venture (the “Class A Units”), representing a 70% equity interest of the Joint Venture; and
•JV Investor committed to invest a total of $400,000 in the Business, in exchange for Class B units of the Joint Venture (the “Class B Units”), representing a 30% equity interest of the Joint Venture. Of the $400,000 investment (i) $233,800 was paid to Ameresco at closing as consideration for the Business, of which $57,942, was used to pay towards the August 2023 Variable Rate Construction Facility and approximately $5,371 was used to pay fees, and (ii) the remaining $166,200 will be contributed to the Joint Venture over a period of time to fund the Joint Venture.
An amended and restated limited liability company agreement of the Joint Venture includes the key terms related to quarterly distributions, liquidating distributions, right of first offer, drag-along and tag-along rights, call options, and management and governance provisions.
Neogenyx is reported within our Renewable Fuels segment which is consistent with our historical presentation prior to the JV Transaction.
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
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	June 30, 2026	December 31, 2025
Equity and cost method investments	$44,745	$45,883
14. REDEEMABLE NON-CONTROLLING INTERESTS
Our subsidiaries with membership interests in the investment funds we formed had the right to elect to require the non-controlling interest holder to sell all of its membership units to our subsidiaries, a call option. Our investment fund also included rights for the non-controlling interest holder to elect to require our subsidiaries to purchase all of the non-controlling membership interests in the fund, a put option.
The call options were exercisable beginning on the date that specified conditions are met for each respective fund. The call option period for our only active investment fund began in May 2026. In June 2026 we finalized our purchase of the investor’s membership interest for $622 in cash and reclassified the remaining redeemable non-controlling interest balance to paid-in capital to reflect the additional contribution from us to our wholly-owned subsidiary.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At December 31, 2025, the remaining redeemable non-controlling interest was reported at its carrying value, as the carrying value at each reporting period was greater than the estimated redemption value. At June 30, 2026, we have no investment funds remaining.
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$9,718	$12,864	$(8,565)	$7,381
Adjustment for accretion of tax equity financing fees	—	(27)	(46)	(54)
Loss attributable to common shareholders	$9,718	$12,837	$(8,611)	$7,327
Denominator:
Basic weighted-average shares outstanding	52,987	52,638	52,937	52,591
Effect of dilutive securities: (1)
Stock options	848	183	—	306
Diluted weighted-average shares outstanding	53,835	52,821	52,937	52,897
Net income (loss) per share attributable to common shareholders:
Basic	$0.18	$0.24	$(0.16)	$0.14
Diluted	$0.18	$0.24	$(0.16)	$0.14

Potentially dilutive shares (1)	2,399	3,649	3,063	2,566

(1) Dilutive securities were excluded for the six months ended June 30, 2026, and potentially dilutive securities were excluded in all periods presented, from the computation of diluted earnings per share as the effect would have been anti-dilutive.

16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the six months ended June 30, 2026, and employee stock purchase plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,379	$3,750	$7,555	$6,595
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026, there was $29,959 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.5 years. This includes $4,678 of unrecognized compensation expense related to PSOs based on our current assessment of probability. There is an additional $13,064 of unrecognized compensation expense if the PSOs were to achieve 100% probability.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the six months ended June 30, 2026, we granted 620 common stock options to certain employees under our 2020 Stock Incentive Plan, as amended (“2020 Plan”), which have a contractual life of ten years and vest over a three or five-year period. We

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
also granted awards of 128 RSUs to certain employees and directors under our 2020 Plan. RSUs for directors cliff vest after one year and RSUs for employees vest 25% every six months for two years. We did not grant awards to individuals who were not either an employee or director of ours during the six months ended June 30, 2026 and 2025.
17. BUSINESS SEGMENT INFORMATION
Our reportable segments are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
Our North America Regions, U.S. Federal, and Europe segments deliver integrated solutions that help customers create reliable power and modernize infrastructure, including the design, engineering, and installation of equipment and other measures to improve the efficiency and control the operation of a facility’s energy infrastructure, renewable energy solutions, and services which include the construction of small-scale plants that Ameresco owns or develops for customers that produce electricity, gas, heat, or cooling from renewable sources of energy and O&M services.
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
Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM is responsible for making operating decisions, allocating resources, and assessing performance of the business segments. The CODM uses the segments’ income before income taxes as the profitability measure in making these decisions.
The tables below present our business segment information recast for the prior-year period and a reconciliation to the condensed consolidated financial statements.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Three Months Ended June 30, 2026
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$197,107	$92,634	$54,213	$155,690	$15,820		$515,464
Cost of revenues	165,801	75,338	42,565	129,453	11,000		424,157
Gross profit	31,306	17,296	11,648	26,237	4,820		91,307
Add:
Earnings from unconsolidated entities	393	—	—	—	—	—	393
Less:
Selling, general and administrative expenses	14,255	3,563	1,740	6,385	3,392	18,215	47,550
Unrealized gain on derivatives	(526)	(302)	(77)	—	—	(675)	(1,580)
Interest expense and interest income, net	5,108	1,235	9,983	1,172	—	8,898	26,396
Other (income) expense, net	(427)	—	—	(931)	1	647	(710)
Income (loss) before income taxes	$13,289	$12,800	$2	$19,611	$1,427	$(27,085)	$20,044
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	11,240	6,083	11,803	607	28	370	30,131
Amortization of debt discount & debt issuance costs (1)	718	168	144	—	—	676	1,706

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Three Months Ended June 30, 2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$211,185	$59,644	$42,819	$141,884	$16,752		$472,284
Cost of revenues	175,894	49,338	35,296	127,871	10,527		398,926
Gross profit	35,291	10,306	7,523	14,013	6,225		73,358
Add:
Earnings from unconsolidated entities	34	—	—	116	—	—	150
Less:
Selling, general and administrative expenses	14,501	3,704	1,439	5,245	3,519	17,326	45,734
Unrealized (gain) loss on derivatives	(4,246)	179	(235)	—	—	—	(4,302)
Interest expense and interest income, net	4,267	980	8,220	927	—	6,893	21,287
Other (income) expense, net	(310)	—	—	974	—	(2,493)	(1,829)
Income (loss) before income taxes	$21,113	$5,443	$(1,901)	$6,983	$2,706	$(21,726)	$12,618
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	10,685	4,894	8,574	585	32	429	25,199
Amortization of debt discount & debt issuance costs (1)	585	177	142	—	—	494	1,398

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

Six Months Ended June 30,2026
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$363,134	$147,891	$93,494	$282,988	$29,417		$916,924
Cost of revenues	303,522	123,775	76,496	244,897	20,463		769,153
Gross profit	59,612	24,116	16,998	38,091	8,954		147,771
Add:
Earnings from unconsolidated entities	488	—	—	3	—	—	491
Less:
Selling, general and administrative expenses	28,108	8,336	2,990	12,715	6,824	34,892	93,865
(Gain) loss on derivatives	1,546	(462)	73	—	—	(947)	210
Interest expense, net of interest income	10,439	2,148	19,144	2,136	—	17,718	51,585
Other (income) expense, net	(579)	—	—	(572)	3	1,273	125
Income (loss) before income taxes	$20,586	$14,094	$(5,209)	$23,815	$2,127	$(52,936)	$2,477
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	22,092	12,172	23,115	1,227	54	734	59,394
Amortization of debt discount & debt issuance costs (1)	1,576	336	248	25	—	1,511	3,696

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Six Months Ended June 30,2025
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$389,445	$84,891	$80,994	$238,541	$31,242		$825,113
Cost of revenues	331,098	67,139	65,157	215,716	20,726		699,836
Gross profit	58,347	17,752	15,837	22,825	10,516		125,277
Add:
Earnings from unconsolidated entities	55	—	—	356	—	—	411
Less:
Selling, general and administrative expenses	27,210	6,439	2,123	10,221	6,978	31,251	84,222
(Gain) loss on derivatives	(3,837)	733	137	—	—	—	(2,967)
Interest expense, net of interest income	8,469	2,001	16,414	892	—	13,416	41,192
Other (income) expense, net	(2,686)	—	—	1,651	1	(3,925)	(4,959)
Income (loss) before income taxes	$29,246	$8,579	$(2,837)	$10,417	$3,537	$(40,742)	$8,200
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	21,041	9,765	16,274	1,109	62	888	49,139
Amortization of debt discount & debt issuance costs (1)	1,166	355	261	—	—	1,067	2,849

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES (INCOME), NET
The following table presents the components of other expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized (gain) loss on derivatives	$(1,580)	$(4,302)	$210	$(2,967)
Foreign currency transaction loss (gain)	24	(2,980)	957	(4,431)
Other (income) expense	(734)	1,151	(832)	(528)
Other (income) expenses, net	$(2,290)	$(6,131)	$335	$(7,926)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K (“2025 Form 10-K”) for the year ended December 31, 2025 filed on March 3, 2026 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained herein specifically include statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, the impact of macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE and associated liquidated damages; and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,”“intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2025 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
Ameresco is a leading energy infrastructure company delivering integrated solutions that help customers create reliable power and modernize infrastructure. Operating at the intersection of growing power demand and aging infrastructure, Ameresco combines a broad portfolio of technologies, services, and expertise to address both generation-side and facility-side challenges. Through its two business pillars, Power Infrastructure and Buildings & Public Infrastructure, the Company delivers innovative solutions that enhance reliability, optimize performance, improve resilience, and create long-term value for customers.

Drawing on more than 25 years of experience, Ameresco serves federal, state, and local governments, utilities, data centers, educational and healthcare institutions, public and multifamily housing organizations, and commercial and industrial customers. As a trusted full lifecycle partner, Ameresco delivers critical infrastructure solutions that help customers meet today's needs while preparing for future growth and evolving energy demands.

Ameresco provides solutions primarily throughout North America and Europe, with revenues derived principally from projects that encompass the development, design, financing, construction, operation, and maintenance of energy infrastructure. The Company's capabilities span firm power generation, energy storage, microgrids, renewable generation, grid integration and delivery, building and energy systems, smart buildings and controls, public infrastructure, advisory services, and renewable fuels.

Ameresco's growth has been supported by a combination of organic expansion, strategic acquisitions, joint ventures, and investments in complementary assets. These initiatives have strengthened the Company's capabilities, expanded its infrastructure solutions portfolio, and enhanced its ability to serve customers across a broader geographic footprint.

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
See “Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could harm our business” and “Compliance with environmental laws could adversely affect our operating results” in Item 1A, Risk Factors in our 2025 Form 10-K.
Neogenyx Fuels LLC Joint Venture Transaction
On May 4, 2026, we entered into a contribution and equity purchase agreement with an affiliate of HA Sustainable Infrastructure Capital and an affiliate thereof (“HASI”) to combine our biogas business into a new joint venture, Neogenyx Fuels LLC. At closing on May 12, 2026, we contributed our existing biogas operations and related assets and liabilities in exchange for a 70% equity interest, while HASI acquired a 30% interest through a $400 million cash commitment. Of this amount, (i) $233,800 was paid to Ameresco at closing, of which $57,942, was used to pay existing project-level debt and approximately $5,371 was used to pay fees, and (ii) a portion of the remaining $166,200 was contributed to the joint venture at closing and the remainder thereof will be contributed over a period of time to fund the joint venture.

Following the closing, we are consolidating the joint venture into our financial statements.

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
During the six months ended June 30, 2026, we continued to face supply chain disruptions and varying levels of inflation driven by macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain projects and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the six months ended June 30, 2026. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
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
The Southern California Edison (“SCE”) Agreement
In October 2021, we entered into a contract with SCE to design and build three grid scale BESS at three sites near existing substation parcels throughout SCE’s service territory in California with an aggregate capacity of 537.5 MW (the “SCE Agreement”). The engineering, procurement and construction price is approximately $892.0 million in the aggregate, including two years of O&M revenues, subject to customary potential adjustments for changes in the work. As previously disclosed, due to supply chain delays, weather and other events, we were unable to complete the projects by August 1, 2022 (the “Guaranteed Completion Date”). On August 30, 2024, we reached an agreement with SCE on the substantial completion of two out of three battery energy storage system projects. We received approximately $110 million on September 5, 2024 as milestone payments, reflecting both an offset of liquidated damages which are still in dispute and $3 million that SCE withheld for additional work SCE required. The parties are continuing to dispute the scope and timing of SCE’s final payment obligations and whether liquidated damages should apply. Our view continues to be that SCE is obligated to make the final payments under the SCE Agreement and liquidated damages should not be applied. If we fail to come to an agreement with SCE on these matters, we may be required to pay liquidated damages up to an aggregate maximum of $89 million and may not be able to recover costs associated with the force majeure events.
A majority of our revenues under this contract were recognized in 2022 based upon costs incurred in 2022 relative to total expected costs on this project.
Stock-based Compensation
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the year ended December 31, 2025, and our employee stock purchase plan. During the six months ended June 30, 2026, we granted 620,200 common stock options and 128,160 restricted stock units (“RSUs”) to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $30.0 million at June 30, 2026, compared to $24.8 million at December 31, 2025, and is expected to be recognized over a weighted-average period of three years. See Note 16 “Stock-based Compensation” for additional information.

Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.

The following table presents our backlog:

	As of June 30,
(In Thousands)	2026	2025
Project Backlog
Fully-contracted backlog	$2,301,515	$2,415,369
Awarded, not yet signed customer contracts	4,424,134	2,688,537
Total project backlog	$6,725,649	$5,103,906
12-month project backlog	$1,099,994	$1,219,471

O&M Backlog
Fully-contracted backlog	$1,518,966	$1,346,352
12-month O&M backlog	$117,527	$101,272
Total project backlog: Total project backlog represents energy efficiency projects that are active within our sales cycle and include awarded and contracted backlog. Our sales cycle begins with the initial contact with the customer and ends, when successful, with a signed contract, also referred to as fully-contracted backlog. Our sales cycle averages 18 to 42 months.
Awarded backlog: For our more traditional projects, awarded backlog is created when a potential customer awards a project to Ameresco following a request for proposal. Once a project is awarded but not yet contracted, we typically conduct a detailed energy audit to determine the scope of the project as well as identify the savings that may be expected to be generated from upgrading the customer’s energy infrastructure. At this point, we also determine the subcontractors, what equipment will be used, and assist in arranging for third party financing, as applicable. It takes an average of 12 to 24 months to convert our awarded backlog for our more traditional project to fully-contracted backlog. It may take longer, as it depends on the size and complexity of the project. A growing portion of our backlog represents projects in development for data centers, which have different milestones within the sales cycle compared to our traditional projects. These data center projects are added to our awarded backlog when we are under an exclusive arrangement with a data center developer or land owner, and have made meaningful progress in terms of site control, interconnection and the offtake arrangement, among other development activities. Given the development status of these projects, we may choose to include only a portion of the estimated total contract value in our awarded backlog while development progresses and scopes are finalized. These projects represent a new end market for Ameresco, however we currently believe that the average sales cycle of these projects will be consistent with our traditional projects.
Contracted backlog: Historically, approximately 90% of our awarded backlog projects have resulted in a signed contract. After the customer and Ameresco agree to the terms of the contract and the contract is executed, the project moves to fully-contracted backlog. The contracts reflected in our fully-contracted backlog typically have a construction period of 12 to 36 months and we typically expect to recognize revenue for such contracts over the same period. Consistent with our traditional projects, data center project will also move to fully-contracted backlog after the customer and Ameresco agree to the terms of either an offtake or EPC agreement and the agreements are executed.
O&M backlog: Our O&M backlog represents expected future revenues under signed, multi-year customer contracts for the delivery of O&M services, primarily for energy efficiency and renewable energy construction projects completed by us for our customers.
12-month backlog: We define our 12-month backlog as the estimated amount of revenue that we expect to recognize in the next twelve months from our fully-contracted backlog.
See “We may not recognize all revenues from our backlog or receive all payments anticipated under awarded projects and customer contracts” and “In order to secure contracts for new projects, we typically face a long and variable selling cycle that requires significant resource commitments and requires a long lead time before we realize revenues” and other risk factors related to our ability to convert backlog into revenue in Item 1A, Risk Factors in our 2025 Form 10-K.
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.7 billion and $2.3 billion, net of amounts attributable to a non-controlling interest at June 30, 2026 and 2025, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel, which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,
	2026		2025		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$515,464	100.0%	$472,284	100.0%	$43,180	9.1%
Cost of revenues	424,157	82.3%	398,926	84.5%	25,231	6.3%
Gross profit	91,307	17.7%	73,358	15.5%	17,949	24.5%
Earnings from unconsolidated entities	393	0.1%	150	—%	243	162.0%
Selling, general and administrative expenses	47,550	9.2%	45,734	9.7%	1,816	4.0%
Operating income	44,150	8.6%	27,774	5.9%	16,376	59.0%
Interest expense and interest income, net	26,396	5.1%	21,287	4.5%	5,109	24.0%
Other (income) expenses, net	(2,290)	(0.4)%	(6,131)	(1.3)%	3,841	62.6%
Income before income taxes	20,044	3.9%	12,618	2.7%	7,426	58.9%
Income tax expense (benefit)	137	—%	(2,900)	(0.6)%	3,037	104.7%
Net income	19,907	3.9%	15,518	3.3%	4,389	28.3%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(10,189)	(2.0)%	(2,654)	(0.6)%	(7,535)	(283.9)%
Net income attributable to common shareholders	$9,718	1.9%	$12,864	2.7%	$(3,146)	(24.5)%
Our results of operations for the three months ended June 30, 2026 are due to the following:
•Revenues: total revenues for the three months ended June 30, 2026 increased over 2025 primarily due to a $22.8 million, or 6%, increase in our project revenues attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, primarily in U.S. Federal and Europe segments. The increase is in part attributed to a $13.0 million, or 21% increase in energy asset revenue resulting from the growth of our operating asset portfolio and an $8.2 million, or 29%, increase in operations and maintenance revenue due to continued additions of new long-term contracts.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues increased primarily in our energy asset and operations and maintenance businesses due in part to growth in these businesses as noted above, production tax credits earned, and the benefit of annual price increases on relatively stable costs on certain operations and maintenance contracts.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended June 30, 2026 increased from 2025 primarily due to an increase in professional fees of $1.8 million and payroll and benefit costs of $0.7 million, offset in part by a decrease in restructuring costs.
•Interest Expense and Interest Income, Net: increased $5.1 million primarily due to increases in the amount of energy asset financings and corporate debt outstanding.
•Other Expenses (Income), Net: Other expenses (income), net for the three months ended June 30, 2026 is lower than 2025 primarily due to the impact of foreign currency transaction gains and losses. In the three months ended June 30, 2026 we recognized a loss of $0.0 million compared to gains of $3.0 million in the same period last year.
•Income Tax (Benefit) Expense: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. The higher effective rate for the three months ended June 30, 2026 is primarily due to higher income offset by higher investment tax credits forecasted on assets to be placed in service during 2026 versus lower income in 2025 as well as lower investment tax credits earned in 2025. We expect a higher effective tax rate benefit in 2026 as compared to 2025 primarily attributable to our plan generate and hold more investment tax credits on energy assets placed into service during 2026.

Management continues to evaluate the market conditions for opportunities to monetize investment tax credits on favorable terms.
•Net Income and Earnings Per Share: Net income decreased due to the reasons described above as well as the impact of gains attributable to non-controlling interest and redeemable non-controlling interest of 10.2 million. Basic and diluted earnings per share for the three months ended June 30, 2026 was $0.18, a decrease of $0.06 per share basic and diluted compared to the same period of 2025.

	Six Months Ended June 30,
	2026		2025		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount	% of Revenues	Dollar Change	% Change
Revenues	$916,924	100.0%	$825,113	100.0%	$91,811	11.1%
Cost of revenues	769,153	83.9%	699,836	84.8%	69,317	9.9%
Gross profit	147,771	16.1%	125,277	15.2%	22,494	18.0%
Earnings from unconsolidated entities	491	0.1%	411	—%	80	19.5%
Selling, general and administrative expenses	93,865	10.2%	84,222	10.2%	9,643	11.4%
Operating income	54,397	5.9%	41,466	5.0%	12,931	31.2%
Interest expense and interest income, net	51,585	5.6%	41,192	5.0%	10,393	25.2%
Other expenses (income), net	335	—%	(7,926)	(1.0)%	8,261	104.2%
Income before income taxes	2,477	0.3%	8,200	1.0%	(5,723)	(69.8)%
Income tax benefit	(3,047)	(0.3)%	(1,712)	(0.2)%	1,335	78.0%
Net income	5,524	0.6%	9,912	1.2%	(4,388)	(44.3)%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(14,089)	(1.5)%	(2,531)	(0.3)%	(11,558)	(456.7)%
Net income (loss) attributable to common shareholders	$(8,565)	(0.9)%	$7,381	0.9%	$(15,946)	(216.0)%
Our results of operations for the six months ended June 30, 2026 are due to the following:
•Revenues: total revenues for the six months ended June 30, 2026 increased over 2025 primarily due to a $61.8 million, or 10%, increase in our project revenues attributed to continued growth and expansion in our project business in Europe, the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, principally in our Federal and Europe segments, as well as the impact of the 2025 reversal of previously recognized revenue on a Federal solar photovoltaic energy project that was determined that the closing of the sale was not probable.. The increase is in part attributed to a $13.6 million, or 26% in operations and maintenance revenue due to continued additions of new long-term contracts, and a $17.0 million, or 14% increase and energy asset revenue resulting from the growth of our operating asset portfolio.
•Cost of Revenues and Gross Profit: the increased cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues increased primarily due to a more favorable mix of higher-margin projects as well as growth in our operations and maintenance business.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the six months ended June 30, 2026 increased from 2025 primarily due to increases in payroll and related benefits of $4.5 million, increases in professional fees of $3.2 million, as well as the effect of an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
•Interest Expense and Interest Income, Net: increased $10.4 million primarily due to increases in the amount of energy asset financings and corporate debt outstanding.
•Other Expenses (Income), Net: Other expenses (income), net for the six months ended June 30, 2026 increased over 2025 primarily due to an increase in loss from foreign currency transactions of $1.0 million compared to gains of $4.4 million in the same period last year.
•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. The lower effective rate for the six months ended June 30, 2026 is primarily due to higher investment tax credits forecasted on assets to be placed into service during 2026 versus 2025.We expect a higher effective tax rate benefit in 2026 as compared to 2025 primarily attributable to our plan to generate and hold more investment tax credits on energy assets placed in service during 2026.
•Net Income (Loss) and Earnings Per Share: Net income (loss) decreased to a loss due to the reasons described above. Basic and diluted loss per share for the six months ended June 30, 2026 was $0.16, a decrease of $0.30 per share basic and diluted compared to the earnings per share in the same period of 2025.

Business Segment Analysis
Our reportable segments for the three and six months ended June 30, 2026 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and six-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
North America Regions	$197,107	$211,185	$(14,078)	(6.7)%	$363,134	$389,445	$(26,311)	(6.8)%
U.S. Federal	92,634	59,644	32,990	55.3	147,891	84,891	63,000	74.2
Renewable Fuels	54,213	42,819	11,394	26.6	93,494	80,994	12,500	15.4
Europe	155,690	141,884	13,806	9.7	282,988	238,541	44,447	18.6
All Other	15,820	16,752	(932)	(5.6)	29,417	31,242	(1,825)	(5.8)
Total revenues	$515,464	$472,284	$43,180	9.1%	$916,924	$825,113	$91,811	11.1%
•North America Regions: the decrease in revenue is primarily due to lower project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects, partially offset by increased operations and maintenance revenue attributed to continued additions of new long-term contracts as well as increased energy asset revenue resulting from the growth of our operating asset portfolio.
•U.S. Federal: the increase in revenue during the three and six months ended June 30, 2026 is primarily due to increased project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects as well as increased operations and maintenance revenue attributed to continued additions of new long-term contracts as well as increased energy asset revenue resulting from the growth of our operating asset portfolio. The increase in revenue during the six months ended June 30, 2026 is also due to the impact in 2025 of the reversal of previously recognized revenue on a solar photovoltaic energy project that was determined that the closing of the sale was not probable.
•Renewable Fuels: the increase in revenue is primarily due to increased energy assets revenue resulting from the continued growth of our operating asset portfolio as well as increased project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs.
•Europe: the increase in revenue is primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects primarily related to increased activity under our joint ventures in Greece and Romania compared to the prior period.
•All Other: All other revenues decreased year-over-year primarily due to lower sales in our integrated PV line of business due in part to seasonality.

Income before Taxes and Unallocated Corporate Activity

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
North America Regions	$13,289	$21,113	$(7,824)	(37.1)%	$20,586	$29,246	$(8,660)	(29.6)%
U.S. Federal	12,800	5,443	7,357	135.2	14,094	8,579	5,515	64.3
Renewable Fuels	2	(1,901)	1,903	100.1	(5,209)	(2,837)	(2,372)	(83.6)
Europe	19,611	6,983	12,628	180.8	23,815	10,417	13,398	128.6
All Other	1,427	2,706	(1,279)	(47.3)	2,127	3,537	(1,410)	(39.9)
Unallocated corporate activity	(27,085)	(21,726)	(5,359)	(24.7)	(52,936)	(40,742)	(12,194)	(29.9)
Income before taxes	$20,044	$12,618	$7,426	(58.9)%	$2,477	$8,200	$(5,723)	69.8%
•North America Regions: the decrease is primarily due to a decrease in unrealized gains from derivatives, a decrease in other income, lower gross profit due to lower project revenue, and the impact of lower-margin project mix in the three months ended June 30, 2026, partially offset by a higher-margin project mix in the six months ended June 30, 2026.
•U.S. Federal: the increase is primarily due to higher gross profit primarily due to the benefit of annual price increases on relatively stable costs for certain operations and maintenance contracts and an increase in unrealized gains from derivatives, partly offset by increased operating expenses from legal costs compared to the prior period.
•Renewable Fuels: the increase during the three months ended June 30, 2026 is primarily due to additional assets placed into service as well as production tax credits earned resulting in higher gross profit and profit margins, offset by higher interest expenses. The increase in loss during the six months ended June 30, 2026 is primarily due to lower gross margins attributed to energy asset production delays primarily due to weather impacts in the first quarter of the year, increased depreciation expense due to growth in our operating portfolio, and higher interest expenses.
•Europe: the increase is primarily due to the increased revenues noted above, partially offset by higher SG&A expenses.
•All Other: the decrease is primarily due to the decreased revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate expenses increased primarily due to higher net interest expense and foreign currency transaction losses this year versus gains last year, increased stock compensation and insurance costs in 2026 and an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least August 2027 and thereafter.
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
Of the $400 million cash commitment from HASI related to the new joint venture, Neogenyx Fuels LLC, which closed on May 12, 2026, (i) $233,800 was paid to Ameresco at closing, of which $57,942, was used to pay existing project-level debt and approximately $5,371 was used to pay fees, and (ii) a portion of the remaining $166,200 was contributed to the joint venture at closing. The remainder thereof will be contributed over a period of time to fund the joint venture, which funds are being used for strategic opportunities, working capital, and deleveraging throughout the year. See Neogenyx Fuels transaction in Key Factors and Trends above for further details.
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. At closing we paid $2.3 million in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180.0 million and $13.0 million were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing. As of June 30, 2026, the interest rates were 6.23% and 6.27% per annum for the term loan and revolving credit facility, respectively.
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
On March 30, 2026, we entered into amendment number 2 to the Restated Credit Agreement, and the term loan was increased by $45.0 million, under a provision that allows us to increase the facility by up to an additional $100.0 million at Ameresco’s option if lenders are willing to provide such increased commitments, subject to certain conditions. Following the amendment, $55 million of remaining accordion capacity is available, subject to lender commitments and the terms of the credit agreement. Quarterly principal payments increased to $1.8 million. No other terms were changed with this amendment. As part of the transaction, we paid $41.0 million on the revolving credit facility and $1.1 million for accrued interest on the term loan. Net proceeds for the term loan were $2.8 million.
As of June 30, 2026, the balance on the senior secured term loans was $136.9 million, the balance on the senior secured revolving credit facility was $153.0 million, and we had funds available of $42.8 million.
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

On May 27, 2025 we entered into an omnibus amendment to our October 2022, Financing Facility as part of a tax credit transfer agreement for investment tax credits. The amendment required a $7.0 million principal payment, which was made during the three months ended June 30, 2025. On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. This amendment included advances of $25.5 million related to an expansion project and $15.7 million related to a true-up payment in connection to the removal of an IRR residual income requirement. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040. On February 3, 2026, we entered into an omnibus amendment as part of moving two projects out of a construction credit facility and under this facility. The transaction added $99.9 million to the facility for the two projects, of which $97.8 million was used to pay off the projects under the construction facility. No other terms were changed with this amendment. At June 30, 2026, $435.6 million was outstanding under this facility, net of unamortized debt discount and issuance costs.
During the six months ended June 30, 2026, we entered into an amendment to extend our June 2020, Construction Credit Facility, and the current maturity date is March 31, 2027. As of June 30, 2026, $20.3 million was outstanding under this facility and $79.7 million was available for borrowing.
On June 30, 2026, we entered into an amendment to extend the accordion exercise period through July 15, 2026 and decrease the accordion option from $100 million to $50 million and the aggregate commitment under the agreement from $500 million to $450 million. On June 30, 2026, we exercised the accordion option, increasing the borrowing capacity from $400 million to $450 million.
Other Financing Facilities and Financing Leases
During the six months ended June 30, 2026, we sold and leased back two energy assets for $4.6 million in cash proceeds under our August 2018 Master Sale-leaseback. During the six months ended June 30, 2026, we entered into an amended and restated participation agreement which extended the participation date from June 30, 2026 to March 31, 2027. During the six months ended June 30, 2026, we were in default of certain lien provisions of this agreement. In June 2026, we received waiver of these defaults which are valid until August 14, 2026, August 30, 2026, and December 30, 2026.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $528.0 million as of June 30, 2026. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $48.1 million during the six months ended June 30, 2026, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $24.7 million during the six months ended June 30, 2026. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.
Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
(In Thousands)	2026	2025	$ Change
Cash flows from operating activities	$(71,813)	$(55,177)	$(16,636)
Cash flows from investing activities	(210,268)	(176,033)	(34,235)
Cash flows from financing activities	347,217	221,935	125,282
Effect of exchange rate changes on cash	(1,051)	2,914	(3,965)
Total net cash flows	$64,085	$(6,361)	$70,446
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the six months ended June 30, 2026 decreased over the same period last year primarily due to increases in cash outflows of $120.2 million in unbilled revenue, $8.3 million in deferred revenue and $8.7 million in accounts receivable, offset by increases in cash inflows of $55.0 million in accounts payable, accrued expenses and other current liabilities due to the timing of payments related to project activity compared to the prior year period and $29.4 million in prepaid expenses.
Cash Flows from Investing Activities
During the six months ended June 30, 2026 we made capital investments of $213.2 million in new energy assets and $15.9 million in major maintenance of energy assets compared to $208.1 million and $10.1 million, respectively, in 2025.
We currently plan to invest approximately $120 million to $170 million in additional capital expenditures during the remainder of 2026, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt and tax transfers. We expect that approximately $50 million to $75 million of that total will be incurred by the Neogenyx Fuels joint venture and funded by HASI’s capital commitments as well as project finance debt and tax transfers.
Cash Flows from Financing Activities
Our primary sources of financing for the six months ended June 30, 2026 were proceeds from energy asset financings of $235.1 million, contributions from non-controlling interests related to the Neogenyx Fuels joint venture of $228.4 million, proceeds from long-term corporate debt financings of $45.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $47.7 million, partially offset by payments on long-term debt and debt fees of $210.6 million including approximately $58.0 million of project financing debt repaid in connections with the Neogenyx Fuels joint venture transaction.
Our primary sources of financing for the six months ended June 30, 2025 were proceeds from energy asset financings of $290.2 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $35.2 million, contributions from a non-controlling interest of $3.8 million, partially offset by payments on long-term debt and debt fees of $176.5 million and net payments on our senior secured revolving credit facility of $32.0 million.
We currently plan additional project financings of approximately $100 million during the remainder of 2026 to fund the construction or the acquisition of new renewable energy plants as discussed above, including amounts we plan to raise for energy assets in the Neogenyx Fuels joint venture.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2025 Form 10-K.
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
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended June 30, 2026. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of June 30, 2026, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted or terminated by our directors and officers during the quarter ended June 30, 2026, that are either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jennifer Miller, Director	Adoption (June 3, 2026)	Rule 10b5-1 Trading Plan	Sale	Until May 31, 2027 or such earlier date upon which all transactions are completed or expire without execution.	50,000

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
2.1#,&
Contribution and Equity Purchase Agreement, dated as of May 4, 2026, among Ameresco, Inc., AMRC Biogas Holdco LLC, HA Sustainable Infrastructure Capital Inc., HASI Celtic Investor LLC and Neogenyx Fuels LLC., filed as Exhibit 2.1 with Ameresco, Inc.’s current report on Form 8-K/A filed on May, 8, 2026 and incorporated herein by reference

10.1#,&
Amended and Restated Limited Liability Company Agreement of Neogenyx Fuels LLC dated as of May 12, 2026 between AMRC Biofuels Holdco LLC and HASI Celtic Investor LLC, filed as Exhibit 10.1 to Ameresco, Inc.’s current report on Form 8-K filed on May 12, 2026 and incorporated herein by reference.

10.2+	Amendment No.1 to Ameresco., Inc’s 2020 Stock Incentive Plan, filed as exhibit 10.1 to the Current Report on Form 8-K and incorporated herein by reference.
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.
+ Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of Ameresco participates.

#Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or other similar attachment to the U.S. Securities and Exchange Commission upon request. In addition, portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to promptly furnish supplementally an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon request.

&Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to promptly furnish supplementally an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	August 4, 2026	By:	/s/ Mark Chiplock
Mark Chiplock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (duly authorized and principal financial officer)