Form 10-Q
period 2026-09-30
Ameresco, Inc.
filed 2026-11-09
CIK 1488139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 5, 2026
Class A Common Stock, $0.0001 par value per share	35,111,375
Class B Common Stock, $0.0001 par value per share	18,000,000

AMERESCO, INC.

Page
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	54

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 5. Other Information	55
Item 6. Exhibits	57
Signatures	58

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents (1)	$128,471	$71,785
Restricted cash (1)	86,424	92,515
Accounts receivable, net of allowance of $851 and $869, respectively (1)	276,560	257,856
Accounts receivable retainage, net	26,152	53,618
Unbilled revenue (1)	1,000,293	799,109
Inventory, net	12,031	12,609
Prepaid expenses and other current assets (1)	236,297	260,688
Income taxes receivable	4,055	2,166
Project development costs, net	24,688	23,010
Total current assets (1)	1,794,971	1,573,356
Federal ESPC receivable	533,639	503,449
Property and equipment, net (1)	10,553	10,077
Energy assets, net (1)	2,567,692	2,301,424
Deferred income tax assets, net	56,784	43,581
Goodwill, net	68,851	69,302
Intangible assets, net	5,758	7,464
Right-of-use assets, net (1)	71,051	76,165
Restricted cash, non-current portion (1)	26,014	22,215
Other assets (1)	118,263	117,797
Total assets (1)	$5,253,576	$4,724,830
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portions of long-term debt and financing lease liabilities, net (1)	$176,855	$132,125
Accounts payable (1)	711,177	691,197
Accrued expenses and other current liabilities (1)	111,252	113,878
Current portions of operating lease liabilities (1)	9,970	7,959
Deferred revenue	72,770	79,908
Income taxes payable	4,596	3,845
Total current liabilities (1)	1,086,620	1,028,912
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (1)	1,833,630	1,749,708
Federal ESPC liabilities	531,861	478,970
Deferred income tax liabilities, net	2,111	2,943
Deferred grant income	4,854	5,385
Long-term operating lease liabilities, net of current portion (1)	49,168	55,938
Other liabilities (1)	95,419	91,003
Commitments and contingencies (Note 10)
Redeemable non-controlling interests, net	—	1,419

(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2026 and December 31, 2025 of $1,370,551 and $343,142, respectively. Includes liabilities of consolidated VIEs at September 30, 2026 and December 31, 2025 of $760,524 and $180,985, respectively. See Note 13.

AMERESCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts) (Continued)

	September 30, 2026	December 31, 2025
	(Unaudited)	As Adjusted
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	$—	$—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 37,213,210 shares issued and 35,111,375 shares outstanding at September 30, 2026, 36,963,263 shares issued and 34,861,428 shares outstanding at December 31, 2025	3	3
Class B common stock, $0.0001 par value, 144,000,000 shares authorized, 18,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	2	2
Additional paid-in capital	364,286	395,656
Retained earnings	903,564	884,724
Accumulated other comprehensive loss, net	(5,069)	(460)
Treasury stock, at cost, 2,101,835 shares at September 30, 2026 and December 31, 2025	(11,788)	(11,788)
Stockholders’ equity before non-controlling interest	1,250,998	1,268,137
Non-controlling interests	398,915	42,415
Total stockholders’ equity	1,649,913	1,310,552
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$5,253,576	$4,724,830

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		As Adjusted		As Adjusted
Revenues	$580,315	$525,987	$1,497,239	$1,351,100
Cost of revenues	471,710	443,687	1,246,517	1,147,582
Gross profit	108,605	82,300	250,722	203,518
Earnings from unconsolidated entities	252	1,393	743	1,804
Selling, general and administrative expenses	47,598	43,372	141,463	127,593
Operating income	61,259	40,321	110,002	77,729
Interest expense and interest income, net	25,944	22,057	77,529	63,249
Other expenses (income), net	768	2,131	1,103	(5,795)
Income before income taxes	34,547	16,133	31,370	20,275
Income tax benefit	(12,255)	(61,150)	(16,400)	(78,078)
Net income	46,802	77,283	47,770	98,353
Net income attributable to non-controlling interests and redeemable non-controlling interests	(14,921)	(3,245)	(28,884)	(5,650)
Net income attributable to common shareholders	$31,881	$74,038	$18,886	$92,703

Net income per share attributable to common shareholders:
Basic	$0.60	$1.40	$0.36	$1.76
Diluted	$0.59	$1.39	$0.35	$1.74
Weighted average common shares outstanding:
Basic	53,076	52,716	52,985	52,633
Diluted	53,675	53,370	53,750	53,095

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2026	2025
		As Adjusted
Net income	$46,802	$77,283
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax	568	(65)
Foreign currency translation adjustments	(870)	(1,085)
Total other comprehensive loss	(302)	(1,150)
Comprehensive income	46,500	76,133
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(14,921)	(3,245)
Foreign currency translation adjustments	(178)	(157)
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(15,099)	(3,402)
Comprehensive income attributable to common shareholders	$31,401	$72,731

	Nine months ended September 30,
	2026	2025
		As Adjusted
Net income	$47,770	$98,353
Other comprehensive (loss) income:
Unrealized gain (loss) from interest rate hedges, net of tax	748	(695)
Foreign currency translation adjustments	(4,774)	5,594
Total other comprehensive (loss) income	(4,026)	4,899
Comprehensive income	43,744	103,252
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests:
Net income	(28,884)	(5,650)
Foreign currency translation adjustments	(583)	(92)
Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(29,467)	(5,742)
Comprehensive income attributable to common shareholders	$14,277	$97,510
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2026 and 2025
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, June 30, 2025 as adjusted	$1,543	34,703,659	$3	18,000,000	$2	$386,214	$729,794	$240	2,101,835	$(11,788)	$36,187	$1,140,652
Exercise of stock options	—	9,000	—	—	—	159	—	—	—	—	—	159
Stock-based compensation expense	—	—	—	—	—	3,746	—	—	—	—	—	3,746
Restricted stock units released	—	39,696	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(65)	—	—	—	(65)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,242)	—	—	157	(1,085)
Accretion of tax equity financing fees	27	—	—	—	—	—	(27)	—	—	—	—	(27)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	924	924
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(2,491)	(2,491)
Net income as adjusted	(14)	—	—	—	—	—	74,038	—	—	—	3,260	77,298
Balance, September 30, 2025 as adjusted	$1,556	34,752,355	$3	18,000,000	$2	$390,119	$803,805	$(1,067)	2,101,835	$(11,788)	$38,037	$1,219,111

Balance, June 30, 2026 as adjusted and revised	$—	35,066,211	$3	18,000,000	$2	$365,582	$871,683	$(4,589)	2,101,835	$(11,788)	$313,379	$1,534,272
Exercise of stock options	—	2,000	—	—	—	37	—	—	—	—	—	37
Stock-based compensation expense	—	—	—	—	—	4,092	—	—	—	—	—	4,092
Restricted stock units released	—	43,164	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	568	—	—	—	568
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,048)	—	—	178	(870)
Contributions from NCI	—	—	—	—	—	(5,425)	—	—	—	—	71,363	65,938
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(926)	(926)
Net income	—	—	—	—	—	—	31,881	—	—	—	14,921	46,802
Balance, September 30, 2026	$—	35,111,375	$3	18,000,000	$2	$364,286	$903,564	$(5,069)	2,101,835	$(11,788)	$398,915	$1,649,913
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(In thousands, except share amounts) (Unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024 as adjusted	$2,463	34,501,213	$3	18,000,000	$2	$378,321	$711,184	$(5,874)	2,101,835	$(11,788)	$31,925	$1,103,773
Exercise of stock options	—	89,178	—	—	—	662	—	—	—	—	—	662
Stock-based compensation expense	—	—	—	—	—	10,341	—	—	—	—	—	10,341
Employee stock purchase plan	—	60,762	—	—	—	795	—	—	—	—	—	795
Restricted stock units released	—	101,202	—	—	—	—	—	—	—	—	—	—
Unrealized loss from interest rate hedges, net	—	—	—	—	—	—	—	(695)	—	—	—	(695)
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,502	—	—	92	5,594
Accretion of tax equity financing fees	82	—	—	—	—	—	(82)	—	—	—	—	(82)
Contributions from NCI	—	—	—	—	—	—	—	—	—	—	4,723	4,723
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(5,343)	(5,343)
Net income as adjusted	(989)	—	—	—	—	—	92,703	—	—	—	6,640	99,343
Balance, September 30, 2025 as adjusted	$1,556	34,752,355	$3	18,000,000	$2	$390,119	$803,805	$(1,067)	2,101,835	$(11,788)	$38,037	$1,219,111

Balance, December 31, 2025 as adjusted	$1,419	34,861,428	$3	18,000,000	$2	$395,656	$884,724	$(460)	2,101,835	$(11,788)	$42,415	$1,310,552
Exercise of stock options	—	87,000	—	—	—	873	—	—	—	—	—	873
Stock-based compensation expense	—	—	—	—	—	11,647	—	—	—	—	—	11,647
Employee stock purchase plan	—	19,829	—	—	—	658	—	—	—	—	—	658
Restricted stock units released	—	143,118	—	—	—	—	—	—	—	—	—	—
Unrealized gain from interest rate hedges, net	—	—	—	—	—	—	—	748	—	—	—	748
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,357)	—	—	583	(4,774)
Accretion of tax equity financing fees, net	46	—	—	—	—	—	(46)	—	—	—	—	(46)
Investment fund call option exercise	(2,012)	—	—	—	—	1,389	—	—	—	—	—	1,389
Contributions from NCI, net of income tax effect and fees of $14,918	—	—	—	—	—	(45,937)	—	—	—	—	330,798	284,861
Distributions to NCI	—	—	—	—	—	—	—	—	—	—	(3,218)	(3,218)
Net income	547	—	—	—	—	—	18,886	—	—	—	28,337	47,223
Balance, September 30, 2026	$—	35,111,375	$3	18,000,000	$2	$364,286	$903,564	$(5,069)	2,101,835	$(11,788)	$398,915	$1,649,913
See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
		As Adjusted
Cash flows from operating activities:
Net income	$47,770	$98,353
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of energy assets, net	87,807	79,013
Depreciation of property and equipment	1,544	1,695
Increase in contingent consideration	—	71
Accretion of ARO liabilities	371	324
Amortization of debt discount and debt issuance costs	5,645	4,421
Amortization of intangible assets	1,666	1,754
Provision for credit losses	—	189
Gain on disposal of assets	—	(1,299)
Energy asset impairment	334	—
Non-cash production tax credits recognized	(10,779)	(8,999)
Non-cash project revenue related to in-kind leases	(855)	(6,384)
Earnings from unconsolidated entities	(743)	(677)
Unrealized gain from derivatives	(396)	(2,154)
Stock-based compensation expense	11,647	10,341
Deferred income taxes, net	(16,694)	(80,496)
Unrealized foreign exchange loss (gain)	1,872	(3,079)
Changes in operating assets and liabilities:
Accounts receivable	(19,897)	18,543
Accounts receivable retainage	14,995	(7,155)
Federal ESPC receivable	(39,789)	(59,717)
Inventory, net	1,345	(1,229)
Unbilled revenue	(204,972)	(61,835)
Prepaid expenses and other current assets	14,510	(32,695)
Proceeds from sale of investment tax credits	20,411	70,788
Income taxes receivable, net	(7,770)	(1,156)
Project development costs	(1,311)	(3,268)
Other assets	(5,550)	(8,218)
Accounts payable, accrued expenses and other current liabilities	42,317	17,715
Deferred revenue	(4,576)	1,877
Other liabilities	847	6,600
Cash flows from operating activities	(60,251)	33,323
Cash flows from investing activities:
Purchases of property and equipment	(2,052)	(217)
Capital investments in energy assets	(334,910)	(283,370)
Capital investments in major maintenance of energy assets	(20,203)	(16,624)
Contributions to equity method investments	(1,528)	(24,264)
Acquisitions, net of cash received	—	(4,595)
Cash flows from investing activities	(358,693)	(329,070)

See notes to condensed consolidated financial statements.

AMERESCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited) (Continued)

	Nine Months Ended September 30,
	2026	2025
		As Adjusted
Cash flows from financing activities:
Payments on long-term corporate debt financings	$(4,875)	$(16,750)
Proceeds from long-term corporate debt financings	45,000	100,000
Proceeds (payments) on senior secured revolving credit facility, net	—	(25,000)
Proceeds from long-term energy asset debt financings	347,413	367,329
Payments on long-term energy asset debt and financing leases	(260,961)	(192,460)
Proceeds from termination of interest rate swaps	—	2,808
Payments of debt discount and debt issuance costs	(4,512)	(7,411)
Proceeds from Federal ESPC projects	60,703	82,034
Net payments on energy asset receivable financing arrangements	(581)	(415)
Proceeds from exercises of options and ESPP	1,531	1,457
Contributions from non-controlling interests, net of fees	294,367	4,723
Distributions to non-controlling interest	(3,218)	(5,343)
Investment fund call option exercise	(623)	—
Cash flows from financing activities	474,244	310,972
Effect of exchange rate changes on cash	(906)	1,993
Net increase in cash, cash equivalents, and restricted cash	54,394	17,218
Cash, cash equivalents, and restricted cash, beginning of period	186,515	198,378
Cash, cash equivalents, and restricted cash, end of period	$240,909	$215,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,888	$78,436
Cash paid for income taxes	$6,546	$4,161
Non-cash Federal ESPC settlement	$8,860	$138,714
Accrued purchases of energy assets	$83,261	$81,580
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results which may be expected for the full year. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our annual report on Form 10-K (“2025 Form 10-K”) filed with the Securities and Exchange Commission on March 3, 2026.
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
Correction of an Error - Neogenyx Fuels LLC Non-controlling Interest (“NCI”)
On May 4, 2026, we entered into a contribution and equity purchase agreement with an affiliate of HA Sustainable Infrastructure Capital and an affiliate thereof (“HASI”) to combine our biogas business into a new joint venture, Neogenyx Fuels LLC (“Neogenyx Transaction”). At closing on May 12, 2026, we contributed our existing biogas operations and related assets and liabilities in exchange for a 70% equity interest, while HASI acquired a 30% interest through a $400,000 cash commitment.
Subsequent to the Q2 2026 Form 10-Q filing, management further evaluated the accounting of the Neogenyx Transaction, and determined that the initial non-controlling interest measurement should reflect the amount that would be attributable to the Class B investor in a hypothetical liquidation of Neogenyx at book value immediately after closing of the transaction instead of as historically recorded using this simple ownership calculation. Applying that methodology resulted in a correction to the initial non-controlling interest of $241,799, compared with the $60,032 that was originally recorded in the second quarter of 2026. The correction of this error was made in Q3 2026 and has been reflected in the Q3 2026 financial statements. The resulting effect on starting balances for the third quarter 2026 correction increased noncontrolling interests by approximately $181,767, removed approximately $179 from accumulated other comprehensive income, and reduced additional paid-in capital by approximately $181,946 as shown in the tables below:

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	June 30, 2026
Balance Sheet Line Items	Original Amount	Adjustment	As Revised
Stockholders’ equity:
Preferred stock, $0.0001 par value	$—	$—	$—
Class A common stock, $0.0001 par value	3	—	3
Class B common stock, $0.0001 par value	2	—	2
Additional paid-in capital	565,164	(181,946)	383,218
Retained earnings	688,126	—	688,126
Accumulated other comprehensive loss, net	(4,766)	179	(4,587)
Treasury stock, at cost	(11,788)	—	(11,788)
Non-controlling interests	114,353	181,767	296,120
Total stockholders’ equity	$1,351,094	$—	$1,351,094

	For the Three and Six Months Ended June 30, 2026
Statement of Changes in Redeemable Non-Controlling Interests and Stockholders' Equity Line Items	Original Amount	Adjustment	As Revised
Additional paid-in capital:
Contributions from NCI, net of income tax effect	$159,069	$(181,946)	$(22,877)
End of period	$565,164	$(181,946)	$383,218

Accumulated other comprehensive loss, net:
Contributions from NCI, net of income tax effect	$(179)	$179	$—
End of period	$(4,766)	$179	$(4,587)

Non-controlling interests:
Contributions from NCI, net of income tax effect	$60,032	$181,767	$241,799
End of period	$114,353	$181,767	$296,120

Change in Accounting Method - Investment Tax Credits for Energy Assets
During the interim period ended September 30, 2026, the Company elected, effective January 1, 2026, to change our method of accounting for nonrefundable, transferable investment tax credits (“ITCs”) associated with our energy assets. Our accounting policy election is to use the flow-through method in recognizing the ITC as a reduction in the income tax provision in the period the credit is generated.
The issuance of Accounting Standards Update (“ASU”) 2025-10, Accounting for Government Grants Received by Business Entities, together with evolving U.S. GAAP interpretive guidance, varying market practices, emerging accounting firm views on transferable tax credits, and the Financial Accounting Standards Board’s (“FASB”) separate standard-setting project evaluating the accounting for transferable tax credits, prompted management to reassess whether its historical accounting policy remains the most preferable accounting model under ASC 250. In that reassessment, management evaluated whether accounting for nonrefundable transferable ITCs within an ASC 740 framework better reflects the underlying economics of the credits and more appropriately reflects how the benefits of those credits are realized.
Historically, we accounted for transferable ITCs sold to third parties by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants. Management initially selected that approach because no specific U.S. GAAP guidance directly addressed the accounting by a transferor for nonrefundable transferable ITCs, and the credits were viewed as government incentives associated with the construction and operation of qualifying renewable energy assets. Under that model, the tax credits were recognized as a reduction to the cost basis of the related energy asset when it was probable that we would satisfy the applicable conditions and realize the credits, which resulted in lower depreciation expense recognized over the useful lives of

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
those assets. We determined that it is preferable to recognize the ITCs in our tax provision as these transactions have tax attributes that more closely align with guidance under ASC 740, Income Taxes related to the timing of realization for associated tax attributes. Under the flow-through method, the benefit of the ITCs is recognized as a reduction to income tax expense in the period in which the ITCs arise and are included in the Company’s income tax provision, subject to the applicable recognition and realization requirements of ASC 740. We believe it is preferable not to analogize to IAS 20, as recognizing the benefit over the life of the energy assets essentially defers the benefit that is not substantive. The flow-through method election aligns the accounting treatment for credits we intend to sell and those we intend to use.
Comparative financial statements of prior periods have been adjusted to apply the new method retrospectively. As a result of this change, retained earnings at January 1, 2026 increased by $187,987. See Note 19 for additional disclosures.
Accounts Receivable and Allowance for Credit Losses
Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for credit losses, beginning of period	$864	$858	$869	$845
Charges (recoveries) to costs and expenses, net	(12)	180	(1)	189
Account write-offs and other	(1)	(16)	(17)	(12)
Allowance for credit losses, end of period	$851	$1,022	$851	$1,022
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of other receivables, deferred project costs, and other short-term prepaid expenditures that will be expensed within one year.
Prepaid expenses and other current assets are comprised of the following:

	September 30, 2026	December 31, 2025
		As Adjusted
Other receivables	$49,302	$91,205
Deferred project costs	168,298	153,199
Prepaid expenses	18,697	16,284
Prepaid expenses and other current assets	$236,297	$260,688
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

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
Our reportable segments for the three and nine months ended September 30, 2026 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other.
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2026:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$181,718	$123,942	$4,946	$135,419	$—	$446,025
O&M revenue	14,783	19,106	1,759	1,327	14	36,989
Energy assets	25,563	9,676	38,998	1,144	—	75,381
Other	3,242	561	—	1,896	16,221	21,920
Total revenues	$225,306	$153,285	$45,703	$139,786	$16,235	$580,315
The following table presents our revenue disaggregated by line of business and reportable segment for the three months ended September 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$198,448	$65,828	$5,078	$140,598	$—	$409,952
O&M revenue	12,397	15,583	1,959	831	—	30,770
Energy assets	23,647	7,763	30,633	494	—	62,537
Other	3,108	334	4	2,311	16,971	22,728
Total revenues	$237,600	$89,508	$37,674	$144,234	$16,971	$525,987
The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2026

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$470,160	$219,543	$20,635	$407,079	$—	$1,117,417
O&M revenue	39,926	53,834	5,620	3,991	34	103,405
Energy assets	70,411	25,066	112,924	3,589	—	211,990
Other	7,943	2,733	18	8,115	45,618	64,427
Total revenues	$588,440	$301,176	$139,197	$422,774	$45,652	$1,497,239

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

The following table presents our revenue disaggregated by line of business and reportable segment for the nine months ended September 30, 2025:

	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Total
Project revenue	$521,688	$109,325	$17,124	$371,364	$—	$1,019,501
O&M revenue	31,327	44,376	5,736	2,132	—	83,571
Energy assets	65,286	19,900	95,801	1,152	—	182,139
Other	8,744	798	7	8,127	48,213	$65,889
Total revenues	$627,045	$174,399	$118,668	$382,775	$48,213	$1,351,100
The following table presents information related to our revenue recognized over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage of revenue recognized over time	97%	96%	97%	96%
The remainder of our revenue is for products and services transferred at a point in time, at which point revenue is recognized.
We attribute revenues to customers based on the location of the customer. The following table presents information related to our revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$404,727	$352,725	$965,125	$887,261
Canada	35,791	29,023	109,146	80,991
Europe	139,797	144,239	422,968	382,848
Total revenues	$580,315	$525,987	$1,497,239	$1,351,100
Contract Balances
The following tables provide information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2026	December 31, 2025
Accounts receivable, net	$276,560	$257,856
Accounts receivable retainage, net	26,152	53,618
Accounts receivable retainage, non-current (1)	18,651	6,595
Contract Assets:
Unbilled revenue	$1,000,293	$799,109
Contract Liabilities:
Deferred revenue	$72,770	$79,908
Deferred revenue, non-current (1)	37,348	35,035
Total contract liabilities	$110,118	$114,943

(1) Performance obligations that are expected to be completed beyond the next twelve months and are included in other assets or other liabilities in the condensed consolidated balance sheets.
The increase in contract assets for the nine months ended September 30, 2026 was primarily due to revenue recognized of $1,040,960, as well as reclassifications primarily from contract liabilities as a result of the timing of customer payments, offset by billings of $862,664. The decrease in contract liabilities was primarily driven by revenue recognized, offset by the receipt of advance payments from customers, and related billings, as well as reclassifications from contract assets as a result of timing of customer payments. The recognition of revenue as performance obligations were satisfied exceeded advance payments and

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
reclassifications. For the nine months ended September 30, 2026, we recognized revenue of $346,998 and billed $313,625 to customers that had balances which were included in contract liabilities at December 31, 2025.

Performance Obligations
Our remaining performance obligations (“backlog”) represent the unrecognized revenue value of our contract commitments. At September 30, 2026, we had contracted backlog of $4,101,587 of which approximately 33% is anticipated to be recognized as revenue in the next twelve months. The remaining performance obligations primarily relate to the energy efficiency and renewable energy construction projects, including long-term operations and maintenance (“O&M”) services related to these projects. The long-term services have varying initial contract terms, up to 27 years.
Deferred Project Costs
Deferred project costs include costs incurred on active projects which will be reclassified either to contract assets or energy assets, as applicable, once a change order or other project resolution is finalized.
Project Development Costs
Project development costs of $4,625 and $5,733 were recognized in our condensed consolidated statements of operations on projects that converted to customer contracts during the three months ended September 30, 2026 and 2025, respectively. Project development costs of $15,945 and $14,214 were recognized in our condensed consolidated statements of operations on projects that converted to customer contracts during the nine months ended September 30, 2026 and 2025, respectively.
No impairment charges in connection with our project development costs were recorded during the nine months ended September 30, 2026 and 2025.
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
5. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill balances by reportable segment were as follows:

	North America Regions	U.S. Federal	Europe	Other	Total
Carrying Value of Goodwill
Balance, December 31, 2025	$40,662	$3,981	$13,823	$10,836	$69,302
Currency effects	(111)	—	(340)	—	(451)
Balance, September 30, 2026	$40,551	$3,981	$13,483	$10,836	$68,851
Definite-lived intangible assets, net consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Gross carrying amount	$35,537	35,849
Less - accumulated amortization	(29,779)	(28,385)
Intangible assets, net	$5,758	$7,464

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The table below sets forth amortization expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Asset type	Location	2026	2025	2026	2025
Customer contracts	Cost of revenues	$53	$53	$160	$53
Intangible assets, net	Selling, general and administrative expenses	$483	$581	$1,506	$1,701
Total amortization expense		$536	$634	$1,666	$1,754
6. ENERGY ASSETS, NET
Energy assets, net consisted of the following:

	September 30, 2026	December 31, 2025
		As Adjusted
Energy assets (1)	$3,188,367	$2,834,581
Less - accumulated depreciation and amortization	(620,675)	(533,157)
Energy assets, net	$2,567,692	$2,301,424

(1) Includes retroactive adjustment for change in accounting method (see Note 19) and financing lease assets (see Note 7), capitalized interest and asset retirement obligations (“ARO”) assets (see tables below). Also includes $16,683 of amounts paid to Powin. See Note 10 for additional information.

Transfer of Investment Tax Credits
On June 30, 2026, we sold ITC on one energy asset to a third party at a total value, net of fees, of $20,411.
As disclosed in Note 2, we elected to change our method of accounting for investment tax credits. The impact of the method of the accounting change is reflected in the table above and is more fully described in Note 19.

Depreciation and Amortization Expense
Effective July 1, 2026, we revised the estimated useful lives of certain energy assets from twenty to thirty years. The change reflects updated information and operating experience which indicate that these assets are expected to provide economic benefits over a longer period than previously estimated. The change is being accounted for prospectively as a change in accounting estimate under ASC 250. The effect of the change was a reduction in depreciation expense of $6,894 and an increase in diluted earnings per share of $0.13 for the three and nine months ended September 30, 2026.
The following table sets forth our depreciation and amortization expense on energy assets, net of deferred grant and ITC amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2026	2025	2026	2025
		As Adjusted		As Adjusted
Cost of revenues (2)	$24,902	$28,115	$87,807	$79,013

(2) Includes retroactive adjustment for change in accounting method (see Note 19) and depreciation and amortization on financing lease assets (see Note 7).

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
Capitalized Interest
The following table presents the interest costs relating to construction financing during the period of construction, which were capitalized as part of energy assets, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalized interest	$9,092	$10,943	$24,625	$28,895

ARO

The following tables set forth information related to our ARO assets and ARO liabilities:

	Location	September 30, 2026	December 31, 2025
ARO assets, net	Energy assets, net	$5,175	$4,917

ARO liabilities, non-current	Other liabilities	$8,180	$7,328

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense of ARO assets	$77	$72	$231	$178
Accretion expense of ARO liabilities	$123	$108	$371	$324
7. LEASES
The table below sets forth supplemental condensed consolidated balance sheet information related to our leases:

	September 30, 2026	December 31, 2025
Operating Leases:
Right-of-use (“ROU”) assets	$71,051	$76,165

Current portions of operating lease liabilities	$9,970	$7,959
Long-term portions of operating lease liabilities	49,168	55,938
Total operating lease liabilities	$59,138	$63,897
Weighted-average remaining lease term	15 years	17 years
Weighted-average discount rate	6.6%	6.6%

Financing Leases:
Energy assets	$21,477	$23,055

Current portions of financing lease liabilities	$764	$546
Long-term financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	11,115	11,536
Total financing lease liabilities	$11,879	$12,082
Weighted-average remaining lease term	10 years	11 years
Weighted-average discount rate	12.66%	11.95%

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The costs related to our leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Leases:
Operating lease costs	$3,597	$3,046	$10,341	$9,558

Financing Leases:
Amortization expense	1,052	525	2,104	1,577
Interest on lease liabilities	423	448	1,086	1,225

Total lease costs	$5,072	$4,019	$13,531	$12,360

Supplemental cash flow information related to our leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$9,579	$11,579
ROU assets obtained in exchange for new operating lease liabilities	$11,716	$2,973

The table below sets forth our future lease obligations under our leases:

	Operating Leases	Financing Leases
Year ended December 31,
2026	$3,158	$807
2027	12,754	1,927
2028	9,927	1,942
2029	7,141	1,903
2030	4,705	1,723
Thereafter	57,834	12,317
Total lease payments	95,519	20,619
Less: interest	36,381	8,740
Present value of lease liabilities	$59,138	$11,879
We have a future lease commitment for a project lease with the United States Navy (“Navy”) which has not yet met the criteria for recording a right-of-use (“ROU”) asset or lease liability. The estimated net present value of this commitment totals $40,335 as of September 30, 2026. We will provide In-Kind Consideration Payments (“IKCPs”) over a thirty-six-year period, which the Navy will credit as consideration towards our lease obligation upon the Navy’s final acceptance of the IKCPs. Once the lease commences, the ROU asset and lease liability will be recorded, which we estimate to be later in 2026.
Non-monetary Lease Transactions
We have five lease liabilities consisting of obligations that will be settled with non-monetary consideration. The lease liabilities relating to non-monetary consideration are based on the fair market value of the project services or back up power expected to be provided, which approximate the cash payments.
Financing Leases
Net gains from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $55 and $57 for the three months ended September 30, 2026 and 2025, respectively. Net gains

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
from amortization expense recognized in cost of revenues relating to deferred gains and losses in connection with our sale-leaseback agreements were $166 and $172 for the nine months ended September 30, 2026 and 2025, respectively.

8. DEBT AND FINANCING LEASE LIABILITIES
Our debt and financing lease liabilities are comprised of the following:

	September 30, 2026	December 31, 2025
Senior secured corporate revolving credit facility (1)	$150,000	$150,000
Senior secured corporate term loans (2)	135,125	95,000
Second lien corporate term loan (2)	100,000	100,000
Energy asset construction facilities (2)	381,070	402,165
Energy asset operating facilities (2)	862,463	756,274
European facilities	31,747	27,919
Other financing facilities (3)	390,669	393,414
Financing lease liabilities (4)	11,879	12,082
Total debt and financing lease liabilities	2,062,953	1,936,831
Less: current maturities	176,855	132,125
Less: unamortized discount and debt issuance costs	52,468	54,998
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs	$1,833,630	$1,749,708

(1) At September 30, 2026, funds of $53,672 were available for borrowing under this facility.
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
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. As of September 30, 2026, the interest rates were 6.43% and 6.33% per annum for the term loan and revolving credit facility, respectively. At closing we paid $2,345 in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180,000 and $13,000 were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing.
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
At September 30, 2026, $434,395 was outstanding under this facility, net of unamortized debt discount and issuance costs.
June 2020, Construction Credit Facility, 5.36%, due March 31, 2027
During the nine months ended September 30, 2026, we entered into an amendment to extend this revolver, and the current maturity date is March 31, 2027.
As of September 30, 2026, $16,609 was outstanding under this facility and $83,391 was available for borrowing.
August 2023 Variable Rate Construction Facility 8.66%, due December 2027
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
As of September 30, 2026, $282,366 was outstanding under this facility, net of unamortized debt discount and issuance costs.
See Note 13 regarding a $57,942 payment made on this construction facility in connection with the closing of a joint venture transaction on May 12, 2026.
August 2026 Senior Secured Notes, Series D, 6.72%, due December 31, 2046 under April 2025 Financing Facility
On August 6, 2026, a joinder agreement was executed with reference to the note purchase and private shelf agreement, dated April 30, 2025, and new notes (Series D) were issued with proceeds of $30,640, net of original issue discounts, with a maturity date of December 31, 2046. The notes bear interest at a fixed rate of 6.72% per annum and the interest is payable quarterly and commenced August 6, 2026. We also incurred $546 in lender fees and debt issuance costs. In connection with these notes, we recorded a derivative instrument for make-whole provision with an initial value of $679, which was recorded as debt discount.
Other Financing Facilities
These facilities are accounted for as failed sale-leasebacks and are classified as long-term financing facilities.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
August 2018 Master Sale-leaseback
We enter into amendments to our August 2018 master lease and participation agreement from time to time, which may extend the maturity date, increase the availability, or modify other covenants. During the nine months ended September 30, 2026, we entered into an amended and restated participation agreement which extended the participation date from March 31, 2026 to March 31, 2027. During the nine months ended September 30, 2026, we were in default of certain provisions of this agreement on two facilities. In June 2026 and September 2026, we received waiver of these defaults which are valid until December 30, 2026 and December 31, 2026, respectively.
We sold and leased back three energy assets for $9,314 in cash proceeds under this facility during the nine months ended September 30, 2026.
Surety-Backed Letters of Credit
We also have surety-backed letters of credit with termination dates through 2027 and par value of $16,124.
9. INCOME TAXES
We recorded a tax benefit for income taxes of $12,255 and $61,150 for the three months ended September 30, 2026 and 2025, respectively. We recorded an income tax benefit of $16,400 and $78,078 for the nine months ended September 30, 2026 and 2025, respectively. As more fully described in Note 2 “Summary of Significant Accounting Policies” and Note 19 “Impact of Accounting Method Change for Investment Tax Credits” the tax benefit reflects the accounting method change for nonrefundable, transferable ITCs associated with our energy assets, recognizing the ITCs in our tax provision.
The effective tax rate benefit was 35.5% and 379.0% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate benefit was 52.3% for the nine months ended September 30, 2026, compared to the effective tax rate benefit of 385.1% for the nine months ended September 30, 2025.

The principal reason for the lower effective tax rate benefit rate for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 is primarily due to lower investment tax credits forecasted on assets to be placed into service during 2026 versus 2025 and the effect of accounting method change related to investment tax credits placed into service during 2025.
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
Commitments as a Result of Acquisitions
The August 4, 2023 purchase and sale agreement with BCE includes a potential earn-out that could be earned if the projects achieve specified value thresholds in certain phase 2 projects, each of which is very early in development, or if milestones are achieved on other future projects that are not yet started. The total earn-out is limited to $40,000 over a seven-year period beginning on January 12, 2024. We will record a liability for the phase 2 earn-out payments when the amounts are probable and estimable. As of September 30, 2026, none of the earn-out amounts are considered probable and estimable and no payments have been made to date.
Powin LLC
On June 10, 2025, Powin LLC (“Powin”), one of our BESS suppliers, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. As of the date of this report, Ameresco paid Powin $26,683 in deposits for transactions that never materialized, of which $10,000 is recorded within other assets and $16,683 recorded in energy assets, net in the accompanying condensed consolidated balance sheets. We are actively monitoring the proceedings, and the range of cash loss is between $0 and $26,683. The bankruptcy proceedings are ongoing and a loss cannot be reasonably estimated. Therefore, no loss has been accrued at this time.
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
The following table presents the input level used to determine the fair values of our financial instruments measured at fair value on a recurring basis:

		Fair Value as of
	Level	September 30, 2026	December 31, 2025
Assets:
Interest rate swap instruments	2	$3,210	$721
Liabilities:
Interest rate swap instruments	2	$—	$197
Make-whole provisions	2	21,027	19,075
Total liabilities		$21,027	$19,272

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table sets forth a summary of changes in the fair value of contingent consideration liability classified as level 3:

	Fair Value as of
	September 30, 2026	December 31, 2025
Contingent consideration liability balance at the beginning of period	$—	$1,614
Changes in fair value included in earnings	—	71
Payment of contingent consideration	—	(1,685)
Contingent consideration liability balance at the end of period	$—	$—
The following table sets forth the fair value and the carrying value of our long-term debt, excluding financing leases:

	As of September 30, 2026		As of December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt (Level 2)	$1,985,052	$1,998,606	$1,855,086	$1,869,751
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
The fair value of our long-term debt was estimated using discounted cash flows analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements which are considered to be level two inputs. There have been no transfers in or out of level two or three financial instruments for the nine months ended September 30, 2026 and the year ended December 31, 2025.
We are also required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets. We calculated the fair value used in our annual goodwill impairment analysis utilizing a discounted cash flow analysis and determined that the inputs used were level 3 inputs. There were no assets recorded at fair value on a non-recurring basis as of September 30, 2026 or December 31, 2025.
12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the nine months ended September 30, 2026, we added one embedded derivative for a make-whole provision with an initial fair value totaling $679. See Note 8 for additional information about the financing.
The following table presents information about the fair value amounts of our cash flow derivative instruments:

		Derivatives as of
		September 30, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,735	$721
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other assets	$1,475	$—
Interest rate swap contracts	Other liabilities	$—	$197
Make-whole provisions	Other liabilities	$21,027	$19,075

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
The following table presents information about the effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income:

		Amount of (Gain) Loss Recognized in Net Income
	Location of (Gain) Loss Recognized in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(40)	$(91)	$(131)	$(295)
Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Other expenses, net	$(1,210)	$54	$(1,671)	$1,065
Make-whole provisions	Other expenses, net	$602	$759	$1,275	$(3,219)
The following table presents the changes in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, from our hedging instruments:

Nine Months Ended September 30, 2026
Derivatives Designated as Hedging Instruments:
Accumulated gain in AOCL at the beginning of the period	$671
Unrealized gain recognized in AOCL	879
Gain reclassified from AOCL to other expenses, net	(131)
Gain on derivatives	748
Accumulated gain in AOCL at the end of the period	$1,419
The following tables present all of our active derivative instruments as of September 30, 2026:

Active Interest Rate Swaps	Expiration Date	Initial Notional Amount ($)	Status
11-Year, 5.77% Fixed	October 2029	$9,200	Designated
15-Year, 5.24% Fixed	June 2033	$10,000	Designated
10-Year, 4.74% Fixed	December 2027	$14,100	Designated
17.75-Year, 3.16% Fixed	December 2040	$14,084	Designated
18-Year, 3.81% Fixed	July 2041	$32,021	Not Designated

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Other Derivatives	Classification	Effective Date	Expiration Date	Fair Value ($)
Make-whole provisions	Liability	June 2018	December 2038	$167
Make-whole provisions	Liability	July 2016	July 2031	$13
Make-whole provisions	Liability	June 2017	February 2034	$17
Make-whole provisions	Liability	November 2020	December 2027	$3
Make-whole provisions	Liability	October 2011	May 2028	$—
Make-whole provisions	Liability	May 2021	April 2045	$9
Make-whole provisions	Liability	March 2023	December 2047	$1,333
Make-whole provisions	Liability	June 2022	March 2042	$612
Make-whole provisions	Liability	July 2021	March 2046	$1,613
Make-whole provisions	Liability	April 2024	June 2042	$6,964
Make-whole provisions	Liability	April 2024	June 2042	$923
Make-whole provisions	Liability	April 2025	September 2045	$1,940
Make-whole provisions	Liability	May 2025	December 2037	$212
Make-whole provisions	Liability	December 2025	September 2045	$1,337
Make-whole provisions	Liability	December 2025	December 2046	$1,234
Make-whole provisions	Liability	August 2026	December 2046	$1,356
Make-whole provisions	Liability	October 2025	December 2043	$2,567
Make-whole provisions	Liability	October 2025	September 2040	$728

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS
Variable Interest Entities
The table below presents a summary of amounts related to our consolidated investment funds and joint ventures, which we determined meet the definition of a variable interest entity (“VIE”), as of:

	September 30, 2026	December 31, 2025 (1)
	Total VIEs	Investment Funds	Other VIEs As Adjusted	Total VIEs As Adjusted
Cash and cash equivalents	$62,100	$68	$7,574	$7,642
Restricted cash	22,872	—	14,025	14,025
Accounts receivable, net	36,855	139	32,657	32,796
Unbilled revenue	267,809	—	138,200	138,200
Prepaid expenses and other current assets	24,762	—	17,874	17,874
Income taxes receivable	5,284	—	3,056	3,056
Project development costs, net	—	—	1	1
Total VIE current assets	419,682	207	213,387	213,594
Property and equipment, net	243	—	—	—
Energy assets, net (2)	926,659	21,517	105,658	127,175
Deferred income tax assets, net (2)	10,897	—	—	—
Intangible assets, net	4,007	—	—	—
Right-of-use assets, net	2,609	458	—	458
Restricted cash, non-current portion	5,167	—	1,745	1,745
Other assets	1,287	—	170	170
Total VIE assets	$1,370,551	$22,182	$320,960	$343,142
Current portions of long-term debt and financing lease liabilities (3)	$78,185	$—	$25,547	$25,547
Accounts payable	211,794	78	143,437	143,515
Accrued expenses and other current liabilities	2,551	26	2,996	3,022
Current portions of operating lease liabilities	391	14	—	14
Deferred revenue	8,467	—	5,931	5,931
Income taxes payable	1,096	—	408	408
Total VIE current liabilities	302,484	118	178,319	178,437
Long-term debt and financing lease liabilities, net of current portion, unamortized discount and debt issuance costs (3)	435,190	—	—	—
Deferred income tax liability (2)	19,600	—	1,671	1,671
Long-term operating lease liabilities, net of current portion	826	445	—	445
Other liabilities	2,424	41	391	432
Total VIE liabilities	$760,524	$604	$180,381	$180,985

(1) The amounts in the above table are reflected in Note 1 on our condensed consolidated balance sheets. As of September 30, 2026, there were no investment funds.
(2) Includes retroactive adjustment for change in accounting method (see Note 19).
(3) The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.
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
Prior to the HASI investment, Neogenyx was a wholly-owned subsidiary of Ameresco with net assets of $200,106. Subsequent to the HASI investment, Neogenyx net assets were $273,567 and the non-controlling interest balance was $241,799, which represents HASI’s economic interest in Neogenyx based on contractual distribution and liquidation provisions of the joint venture.
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
We have determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements and that the appropriate methodology for attributing income and loss to the non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests in the consolidated statements of income reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investor’s non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between Neogenyx and the investor.
On August 25, 2026, the JV Investor contributed additional capital to the Joint Venture in the amount of $66,000 and during the three and nine months ended September 30, 2026, we attributed earnings of $7,121 and $7,524, respectively to the JV Investor’s non-controlling interest under the HLBV method.
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
The following table provides information about our equity and cost method investments in joint ventures:

	As of
	September 30, 2026	December 31, 2025
Equity and cost method investments	$46,364	$45,883
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
We initially record our redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. At December 31, 2025, the remaining redeemable non-controlling interest was reported at its carrying value, as the carrying value at each reporting period was greater than the estimated redemption value. At September 30, 2026, we have no investment funds remaining.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
15. EARNINGS PER SHARE
Earnings Per Share
The following is a reconciliation of the numerator and denominator for the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
		As Adjusted		As Adjusted
Numerator:
Net income attributable to common shareholders	$31,881	$74,038	$18,886	$92,703
Adjustment for accretion of tax equity financing fees	—	(27)	(46)	(82)
Income attributable to common shareholders	$31,881	$74,011	$18,840	$92,621
Denominator:
Basic weighted-average shares outstanding	53,076	52,716	52,985	52,633
Effect of dilutive securities: (1)
Stock options	599	654	765	462
Diluted weighted-average shares outstanding	53,675	53,370	53,750	53,095
Net income per share attributable to common shareholders:
Basic	$0.60	$1.40	$0.36	$1.76
Diluted	$0.59	$1.39	$0.35	$1.74

Potentially dilutive shares (1)	2,812	2,789	2,601	2,718

(1) Potentially dilutive shares attributable to stock options were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.
16. STOCK-BASED COMPENSATION
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the nine months ended September 30, 2026, and employee stock purchase plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$4,092	$3,746	$11,647	$10,341
Our stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2026, there was $24,095 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years. This includes $2,761 of unrecognized compensation expense related to PSOs based on our current assessment of probability. There is an additional $8,866 of unrecognized compensation expense if the PSOs were to achieve 100% probability.
Stock Option and Restricted Stock Units (“RSUs”) Grants
During the nine months ended September 30, 2026, we granted 640 common stock options to certain employees under our 2020 Stock Incentive Plan, as amended (“2020 Plan”), which have a contractual life of ten years and vest over a three or five-year period. We also granted awards of 133 RSUs to certain employees and directors under our 2020 Plan. RSUs for directors cliff vest after one year and RSUs for employees vest 25% every six months for two years. We did not grant awards to individuals who were not either an employee or director of ours during the nine months ended September 30, 2026 and 2025.

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
Our Renewable Fuels segment, which includes Neogenyx, sells electricity, processed renewable gas fuel, heat or cooling, produced from renewable sources of energy, other than solar, and generated by small-scale plants that we own and O&M services for customer owned small-scale plants. Our North America Regions segment also includes certain small-scale solar grid-tie plants developed for customers.
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

Three Months Ended September 30, 2026
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$225,306	$153,285	$45,703	$139,786	$16,235		$580,315
Cost of revenues	182,076	122,710	38,194	117,916	10,814		471,710
Gross profit	43,230	30,575	7,509	21,870	5,421		108,605
Add:
Earnings from unconsolidated entities	528	—	—	(276)	—	—	252
Less:
Selling, general and administrative expenses	14,147	4,195	2,899	4,322	3,622	18,413	47,598
Unrealized loss (gain) on derivatives	500	(1,210)	19	—	—	88	(603)
Interest expense and interest income, net	5,286	1,092	9,846	1,249	—	8,471	25,944
Other (income) expense, net	(107)	—	—	847	1	630	1,371
Income (loss) before income taxes	$23,932	$26,498	$(5,255)	$15,176	$1,798	$(27,602)	$34,547
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization (1)	9,193	4,926	10,773	672	30	375	25,969
Amortization of debt discount & debt issuance costs (1)	767	167	95	—	—	920	1,949

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
`

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Three Months Ended September 30, 2025, As Adjusted
	North America Regions, As Adjusted	U.S. Federal, As Adjusted	Renewable Fuels, As Adjusted	Europe	All Other	Corporate	Total, As Adjusted
Revenues	$237,600	$89,508	$37,674	$144,234	$16,971		$525,987
Cost of revenues	195,867	73,933	29,302	133,053	11,532		443,687
Gross profit	41,733	15,575	8,372	11,181	5,439		82,300
Add:
Earnings from unconsolidated entities	37	1,127	—	229	—	—	1,393
Less:
Selling, general and administrative expenses	12,749	3,057	605	5,539	3,752	17,670	43,372
Unrealized loss on derivatives	740	55	18	—	—	—	813
Interest expense and interest income, net	4,362	1,017	7,965	954	—	7,759	22,057
Other (income) expense, net	(210)	—	—	1,373	1	154	1,318
Income (loss) before income taxes	$24,129	$12,573	$(216)	$3,544	$1,686	$(25,583)	$16,133
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization as adjusted (1)	11,464	5,264	11,495	629	32	380	29,264
Amortization of debt discount & debt issuance costs (1)	581	177	82	89	—	643	1,572

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Nine Months Ended September 30, 2026, As Adjusted
	North America Regions	U.S. Federal	Renewable Fuels	Europe	All Other	Corporate	Total
Revenues	$588,440	$301,176	$139,197	$422,774	$45,652		$1,497,239
Cost of revenues	488,099	247,537	116,791	362,813	31,277		1,246,517
Gross profit	100,341	53,639	22,406	59,961	14,375		250,722
Add:
Earnings from unconsolidated entities	1,016	—	—	(273)	—	—	743
Less:
Selling, general and administrative expenses	42,255	12,531	5,889	17,037	10,446	53,305	141,463
Unrealized loss (gain) on derivatives	2,046	(1,672)	92	—	—	(862)	(396)
Interest expense, net of interest income	15,725	3,240	28,990	3,385	—	26,189	77,529
Other (income) expense, net	(683)	—	—	275	4	1,903	1,499
Income (loss) before income taxes	$42,014	$39,540	$(12,565)	$38,991	$3,925	$(80,535)	$31,370
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization as adjusted (1)	33,786	18,150	35,989	1,899	84	1,109	91,017
Amortization of debt discount & debt issuance costs (1)	2,343	503	343	25	—	2,431	5,645

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Nine Months Ended September 30, 2025, As Adjusted
	North America Regions As Adjusted	U.S. Federal As Adjusted	Renewable Fuels As Adjusted	Europe	All Other	Corporate	Total
Revenues	$627,045	$174,399	$118,668	$382,775	$48,213		$1,351,100
Cost of revenues	528,355	141,640	96,560	348,769	32,258		1,147,582
Gross profit	98,690	32,759	22,108	34,006	15,955		203,518
Add:
Earnings from unconsolidated entities	92	1,127	—	585	—	—	1,804
Less:
Selling, general and administrative expenses	39,959	9,496	2,728	15,760	10,729	48,921	127,593
(Gain) loss on derivatives	(3,097)	788	155	—	—	—	(2,154)
Interest expense, net of interest income	12,831	3,018	24,379	1,846	—	21,175	63,249
Other (income) expense, net	(2,896)	—	—	3,024	2	(3,771)	(3,641)
Income (loss) before income taxes	$51,985	$20,584	$(5,154)	$13,961	$5,224	$(66,325)	$20,275
Other Non-cash Segment Disclosures:
Depreciation and intangible asset amortization as adjusted (1)	33,895	15,597	29,870	1,738	94	1,268	82,462
Amortization of debt discount & debt issuance costs (1)	1,747	532	343	89	—	1,710	4,421

(1) These amounts disclosed by reportable segment are included within the other segment expense captions.
See Note 3 for additional information about our revenues by product line.
18. OTHER EXPENSES (INCOME), NET
The following table presents the components of other expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized (gain) loss on derivatives	$(603)	$813	$(396)	$(2,154)
Foreign currency transaction loss (gain)	1,481	273	2,438	(4,158)
Other (income) expense	(110)	1,045	(939)	517
Other expenses (income), net	$768	$2,131	$1,103	$(5,795)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)
19. IMPACT OF ACCOUNTING METHOD CHANGE FOR INVESTMENT TAX CREDITS
As disclosed in Note 2, effective January 1, 2026, we elected to change our method of accounting for investment tax credits. Comparative financial statements have been adjusted to apply the new method retrospectively. The following financial statement line items for the periods noted were affected by the change in accounting principle.

Balance Sheet Line Items Impacted by Change:
	September 30, 2026
	Prior Method	Effect of Change	New Method
Energy assets, net	$2,332,547	$235,145	$2,567,692
Deferred income tax assets, net	127,545	(70,761)	56,784
Subtotal - assets	$2,460,092	$164,384	$2,624,476
Additional paid-in capital	381,921	(17,635)	364,286
Retained earnings	738,762	164,802	903,564
Non-controlling interests	381,698	17,217	398,915
Subtotal - equity	$1,502,381	$164,384	$1,666,765

	June 30, 2026
	As Revised (1)	Effect of Change	As Adjusted
Energy assets, net	$2,236,328	$237,972	$2,474,300
Deferred income tax assets, net	97,576	(54,792)	42,784
Subtotal - assets	$2,333,904	$183,180	$2,517,084
Additional paid-in capital (1)	383,218	(17,636)	365,582
Retained earnings	688,126	183,557	871,683
Non-controlling interest (1)	296,120	17,259	313,379
Subtotal - equity	$1,367,464	$183,180	$1,550,644

(1) See Note 2 for correction of an error.

	March 31, 2026
	Originally Reported	Effect of Change	As Adjusted
Prepaid expenses and other current assets	$236,403	$20,823	$257,226
Energy assets, net	2,155,837	217,373	2,373,210
Deferred income tax assets, net	99,338	(52,533)	46,805
Subtotal - assets	$2,491,578	$185,663	$2,677,241
Retained earnings	678,408	185,977	864,385
Non-controlling interests	45,381	(314)	45,067
Subtotal - equity	$723,789	$185,663	$909,452

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	December 31, 2025
	Originally Reported	Effect of Change	As Adjusted
Prepaid expenses and other current assets	$239,865	$20,823	$260,688
Energy assets, net	2,081,224	220,200	2,301,424
Deferred income tax assets, net	96,868	(53,287)	43,581
Subtotal - assets	$2,417,957	$187,736	$2,605,693
Retained earnings	696,737	187,987	884,724
Non-controlling interests	42,666	(251)	42,415
Subtotal - equity	$739,403	$187,736	$927,139

Statements of Operations Line Items Impacted by Change:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026			2026
	Prior Method	Effect of Change	New Method	Prior Method	Effect of Change	New Method
Cost of revenues	$468,883	$2,827	$471,710	$1,238,036	$8,481	$1,246,517
Income tax benefit	(28,224)	15,969	(12,255)	(31,271)	14,871	(16,400)

Net income	$65,598	$(18,796)	$46,802	$71,122	$(23,352)	$47,770

Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(14,962)	41	(14,921)	(29,050)	166	(28,884)

Net income attributable to common shareholders	$50,636	$(18,755)	$31,881	$42,072	$(23,186)	$18,886

Net income per share attributable to common shareholders:
Basic	$0.95	$(0.35)	$0.60	$0.80	$(0.44)	$0.36
Diluted	$0.94	$(0.35)	$0.59	$0.79	$(0.44)	$0.35

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025			2025
	Originally Reported	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Cost of revenues	$441,658	$2,029	$443,687	$1,141,494	$6,088	$1,147,582
Income tax benefit	(3,678)	(57,472)	(61,150)	(5,390)	(72,688)	(78,078)

Net income	$21,840	$55,444	$77,284	$31,753	$66,600	$98,353

Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,308)	63	(3,245)	(5,839)	189	(5,650)

Net income attributable to common shareholders	$18,532	$55,507	$74,039	$25,914	$66,789	$92,703

Net income per share attributable to common shareholders:
Basic	$0.35	$1.05	$1.40	$0.49	$1.27	$1.76
Diluted	$0.35	$1.04	$1.39	$0.49	$1.25	$1.74

	Three Months Ended June 30,
	2026			2025
	Originally Reported	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Cost of revenues	$424,157	$2,827	$426,984	$398,926	$2,029	$400,955
Income tax provision (benefit)	137	(343)	(206)	(2,900)	(39,293)	(42,193)

Net income (loss)	$19,907	$(2,484)	$17,423	$15,518	$37,264	$52,782

Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(10,189)	63	(10,126)	(2,654)	63	(2,591)

Net income (loss) attributable to common shareholders	$9,718	$(2,421)	$7,297	$12,864	$37,327	$50,191

Net income (loss) per share attributable to common shareholders:
Basic	$0.18	$(0.04)	$0.14	$0.24	$0.71	$0.95
Diluted	$0.18	$(0.04)	$0.14	$0.24	$0.71	$0.95

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

	Six Months Ended June 30,
	2026			2025
	Originally Reported	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Cost of revenues	$769,153	$5,654	$774,807	$699,836	$4,059	$703,895
Income tax benefit	(3,047)	(1,098)	(4,145)	(1,712)	(15,216)	(16,928)

Net income (loss)	$5,524	$(4,556)	$968	$9,912	$11,157	$21,069

Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(14,089)	126	(13,963)	(2,531)	126	(2,405)

Net (loss) income attributable to common shareholders	$(8,565)	$(4,430)	$(12,995)	$7,381	$11,283	$18,664

Net (loss) income per share attributable to common shareholders:
Basic	$(0.16)	$(0.08)	$(0.24)	$0.14	$0.21	$0.35
Diluted	$(0.16)	$(0.08)	$(0.24)	$0.14	$0.21	$0.35

	Three Months Ended March 31,
	2026			2025
	Originally Reported	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Cost of revenues	$344,996	$2,827	$347,823	$300,910	$2,029	$302,939
Income tax (benefit) provision	(3,184)	(755)	(3,939)	1,188	24,077	25,265

Net (loss) income	$(14,383)	$(2,072)	$(16,455)	$(5,606)	$(26,106)	$(31,712)

Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(3,900)	63	(3,837)	123	63	186

Net (loss) income attributable to common shareholders	$(18,283)	$(2,009)	$(20,292)	$(5,483)	$(26,043)	$(31,526)

Net (loss) income per share attributable to common shareholders:
Basic	$(0.35)	$(0.04)	$(0.39)	$(0.10)	$(0.50)	$(0.60)
Diluted	$(0.35)	$(0.04)	$(0.39)	$(0.10)	$(0.50)	$(0.60)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Supplemental Information: Three Months and Year Ended 2025 Statements of Operations Line Items Impacted by Change
	Three Months Ended December 31, 2025 (1)			Year Ended December 31, 2025
	Originally Recognized	Effect of Change	As Adjusted	Originally Reported	Effect of Change	As Adjusted
Cost of revenues	$486,619	$2,666	$489,285	$1,628,113	$8,753	$1,636,866
Income tax benefit	(6,310)	(65,177)	(71,487)	(11,700)	(137,865)	(149,565)

Net income	$24,922	$62,511	$87,433	$56,675	$129,112	$185,787

Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(6,552)	63	(6,489)	(12,391)	251	(12,140)

Net income attributable to common shareholders	$18,370	$62,574	$80,944	$44,284	$129,363	$173,647

Net income per share attributable to common shareholders:
Basic	$0.35	$1.15	$1.50	$0.84	$2.40	$3.24
Diluted	$0.34	$1.17	$1.51	$0.83	$2.40	$3.23

(1) The information for the three months ended December 31, 2025 has been derived from the Company's annual financial information and previously reported quarterly information and has been adjusted to reflect the application of the accounting change.

Statements of Cash Flows Line Items Impacted by Change:
	Nine Months Ended September 30, 2026
	Prior Method	Effect of Change	New Method
Net income	$71,122	$(23,352)	$47,770

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	79,326	8,481	87,807
Deferred income taxes, net	(31,565)	14,871	(16,694)

Changes in operating assets and liabilities:
Proceeds from sale of investment tax credits	(412)	20,823	20,411

Operating cash flows	(81,074)	20,823	(60,251)

Cash flows from investing activities:
Proceeds from sale of investment tax credits	$20,823	$(20,823)	$—

Net change in cash	$54,394	$—	$54,394

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Statements of Cash Flows Line Items Impacted by Change:
	Nine Months Ended September 30, 2025
	Originally Reported	Effect of Change	As Adjusted
Net income	$31,753	$66,600	$98,353

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	72,925	6,088	79,013
Deferred income taxes, net	(7,808)	(72,688)	(80,496)

Changes in operating assets and liabilities:
Proceeds from sale of investment tax credits	—	70,788	70,788

Operating cash flows	(37,465)	70,788	33,323

Cash flows from investing activities:
Proceeds from sale of investment tax credits	$70,788	$(70,788)	$—

Net change in cash	$17,218	$—	$17,218

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Statements of Cash Flows Line Items Impacted by Change:
	Six Months Ended June 30, 2026
	Prior Method	Effect of Change	As Adjusted
Net income	$5,524	$(4,556)	$968

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	57,251	5,654	62,905
Deferred income taxes, net	(2,486)	(1,098)	(3,584)

Changes in operating assets and liabilities:
Proceeds from sale of investment tax credits	—	20,411	20,411

Operating cash flows	$(71,813)	$20,411	$(51,402)

Cash flows from investing activities:
Proceeds from sale of investment tax credits	$20,411	$(20,411)	$—

Net change in cash	$64,085	$—	$64,085

	Six Months Ended June 30, 2025
	Originally Reported	Effect of Change	As Adjusted
Net income	$9,912	$11,157	$21,069

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	46,839	4,059	50,898
Deferred income taxes, net	(2,916)	(15,216)	(18,132)

Changes in operating assets and liabilities:
Proceeds from sale of investment tax credits	—	70,788	70,788

Operating cash flows	(55,177)	70,788	15,611

Cash flows from investing activities:
Proceeds from sale of investment tax credits	$70,788	$(70,788)	$—

Net change in cash	$(6,361)	$—	$(6,361)

AMERESCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited) (Continued)

Statements of Cash Flows Line Items Impacted by Change:
	Three Months Ended March 31, 2026
	Originally Reported	Effect of Change	As Adjusted
Net income	$(14,383)	$(2,072)	$(16,455)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	28,199	2,827	31,026
Deferred income taxes, net	(1,895)	(755)	(2,650)

Changes in operating assets and liabilities:
Proceeds from sale of investment tax credits	—	—	—

Operating cash flows	$35,396	$—	$35,396

Cash flows from investing activities:
Proceeds from sale of investment tax credits	$—	$—	$—

Net change in cash	$186,515	$—	$186,515

	Three Months Ended March 31, 2025
	Originally Reported	Effect of Change	As Adjusted
Net income	$(5,606)	$(26,106)	$(31,712)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation of energy assets, net	22,842	2,029	24,871
Deferred income taxes, net	1,188	24,077	25,265

Changes in operating assets and liabilities:
Proceeds from sale of investment tax credits	—	—	—

Operating cash flows	(28,304)	—	(28,304)

Cash flows from investing activities:
Proceeds from sale of investment tax credits	$—	$—	$—

Net change in cash	$(31,605)	$—	$(31,605)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes related thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K (“2025 Form 10-K”) for the year ended December 31, 2025 filed on March 3, 2026 with the U.S. Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained herein specifically include statements that refer to our expectations as to the future growth of our business and associated expenses; our expectations as to revenue generation; the future availability of borrowings under our revolving credit facility; the expected future growth of the market for energy infrastructure, energy efficiency and renewable energy solutions; our backlog, awarded projects and recurring revenue and the timing of such matters; our expectations as to financing and acquisition activity; the impact of any restructuring; the uses of future earnings; the expected energy and cost savings of our projects; the expected energy production capacity of our renewable energy plants; the impact of supply chain disruptions, shortage and cost of materials and labor, the impact of macroeconomic and geopolitical challenges; our expectations related to our agreement with SCE and associated liquidated damages; and other characterizations of future events or circumstances are forward-looking statements. Forward looking statements are often, but not exclusively, identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,”“intend,” “could,” “estimate,” “target,” “project,” “predict” or “continue,” and similar expressions or variations. These forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2025 Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so and undertake no obligation to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
Ameresco is a leading energy infrastructure company delivering integrated solutions that help customers create reliable power and modernize infrastructure. Operating at the intersection of growing power demand and aging infrastructure, Ameresco combines a broad portfolio of technologies, services, and expertise to address both generation-side and facility-side challenges. Through our two business pillars, Power Infrastructure and Buildings & Public Infrastructure, we deliver innovative solutions that enhance reliability, optimize performance, improve resilience, and create long-term value for customers.

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
Among other provisions, the OBBB introduced new timing requirements for solar-only projects seeking eligibility for Investment Tax Credits (the “ITC”) under Section 48 of the Internal Revenue Code (the “Code”). To qualify, such projects must commence construction by July 4, 2026, and be placed in service by December 31, 2027. The OBBB also phases down ITCs for energy storage projects beginning in 2034, with a complete phase-out by 2036. Additionally, it increased the requirements for the domestic content bonus credit and introduced new compliance obligations under the Foreign Entity of Concern (“FEOC”) provisions for solar and energy storage projects beginning construction in 2026.
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
Neogenyx Fuels LLC Joint Venture Transaction and Attribution of Earnings (Loss) to Non-Controlling Interest
On May 4, 2026, we entered into a contribution and equity purchase agreement with an affiliate of HA Sustainable Infrastructure Capital and an affiliate thereof (“HASI”) to combine our biogas business into a new joint venture, Neogenyx Fuels LLC (“Neogenyx”). At closing on May 12, 2026, we contributed our existing biogas operations and related assets and liabilities in exchange for a 70% equity interest, while HASI acquired a 30% interest through a $400.0 million cash commitment. Of this amount, (i) $233.8 million was paid to Ameresco at closing, of which $57.9 million, was used to pay existing project-level debt and approximately $5.4 million was used to pay fees, and (ii) a portion of the remaining $166.2 million was contributed to the joint venture at closing and the remainder thereof will be contributed over a period of time to fund the joint venture.

Following the closing, the joint venture is consolidated in our financial statements.

We have determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements and that the appropriate methodology for attributing income and loss to the non-controlling interest each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests in the consolidated statements of income reflect changes in the amounts the investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of this funding structure were liquidated at recorded amounts. The investor’s non-controlling interest in the results of operations of this funding structure is determined as the difference in the non-controlling interest’s claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between Neogenyx and the investor.
On August 25, 2026, HASI contributed additional capital in the amount of $66.0 million and during the three and nine months ended September 30, 2026, we attributed earnings of $7.1 million and $7.5 million, respectively to the JV Investor’s non-controlling interest under the HLBV method.
See Note 2, “Summary of Significant Accounting Policies” for a discussion of a correction of an error relating to Neogenyx NCI.
Change in Accounting Method - Investment Tax Credits for Energy Assets
During the interim period ended September 30, 2026, we changed our method of accounting for nonrefundable, transferable investment tax credits associated with our energy assets effective January 1, 2026. Under the new method, we recognize ITCs in the income tax provision in the period the credits are generated rather than as a reduction in the cost basis of the related energy assets. We determined that the new method is preferable because it better reflects the tax attributes and timing of realization of the credits and results in consistent accounting for credits we intend to sell and those we intend to use. The change was applied retrospectively. See Notes 2 and 19 to our condensed consolidated financial statements for additional information.

Energy Assets Depreciation and Amortization
Effective July 1, 2026, we revised the estimated useful lives of certain energy assets from twenty to thirty years. The change reflects updated information and operating experience which indicate that these assets are expected to provide economic benefits over a longer period than previously estimated. The change is being accounted for prospectively as a change in accounting estimate under ASC 250. See Note 6 “Energy Assets, Net” to our condensed consolidated financial statements for additional information.
Joint Ventures
We conduct certain of our business activities through joint ventures and other arrangements in which we share ownership with third parties, including our Ameresco Sunel Energy joint venture in Europe and Neogenyx. These arrangements may expose us to risks that differ from those associated with our wholly owned operations, including reliance on our joint venture partners, differences in strategic or operational priorities, limitations on our ability to independently direct certain actions, and risks arising from the financial condition, performance or conduct of our partners. Depending on the size and scope of activities conducted through these joint ventures, their performance, capital requirements and the timing and mix of their activities may have an increasingly meaningful impact on our financial condition and results of operations.
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
During the nine months ended September 30, 2026, we continued to face supply chain disruptions and varying levels of inflation driven by macroeconomic conditions. This caused some delays in the timely delivery of material to customer sites and in the timely completion of certain projects and increased shipping, transportation, component and labor costs, negatively impacting our results of operations during the nine months ended September 30, 2026. We expect these challenges will persist and they may intensify. We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate to address the challenges presented from these conditions.
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
Stock-based Compensation
We recorded stock-based compensation expense, including expenses related to the estimated achievement of the performance metrics of performance-based stock options (“PSOs”) granted during the year ended December 31, 2025, and our employee stock purchase plan. During the nine months ended September 30, 2026, we granted 640,200 common stock options and 133,292 restricted stock units (“RSUs”) to certain employees under our 2020 Plan. Our unrecognized stock-based compensation expense was $24.1 million at September 30, 2026, compared to $24.8 million at December 31, 2025, and is expected to be recognized over a weighted-average period of two years. See Note 16 “Stock-based Compensation” for additional information.
Backlog and Awarded Projects
Backlog is an important metric for us because we believe strong order backlogs indicate growing demand and a healthy business over the medium to long term, conversely, a declining backlog could imply lower demand.
The following table presents our backlog:

	As of September 30,
(In Thousands)	2026	2025
Project Backlog
Fully-contracted backlog	$2,592,867	$2,473,089
Awarded, not yet signed customer contracts	4,561,415	2,668,102
Total project backlog	$7,154,282	$5,141,191
12-month project backlog	$1,225,500	$1,248,697

O&M Backlog
Fully-contracted backlog	$1,508,720	$1,476,035
12-month O&M backlog	$117,518	$103,158

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
Assets in Development
Assets in development, which represents the potential design/build project value of renewable energy plants that have been awarded or for which we have secured development rights, were estimated at $1.7 billion and $2.2 billion, net of amounts attributable to a non-controlling interest at September 30, 2026 and 2025, respectively. This is another important metric because it helps us gauge our future capital expenditure needs and develop-and-sell opportunities as well as our capacity to generate electricity or deliver renewable gas fuel, which contributes to our recurring revenue stream.

Results of Operations
All financial result comparisons made below are against the same prior year period unless otherwise noted.
The following tables set forth certain financial data from the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2026		2025		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount, As Adjusted	% of Revenues	Dollar Change	% Change
Revenues	$580,315	100.0%	$525,987	100.0%	$54,328	10.3%
Cost of revenues	471,710	81.3%	443,687	84.4%	28,023	6.3%
Gross profit	108,605	18.7%	82,300	15.6%	26,305	32.0%
Earnings from unconsolidated entities	252	—%	1,393	0.2%	(1,141)	(81.9)%
Selling, general and administrative expenses	47,598	8.2%	43,372	8.2%	4,226	9.7%
Operating income	61,259	10.6%	40,321	7.7%	20,938	51.9%
Interest expense and interest income, net	25,944	4.5%	22,057	4.2%	3,887	17.6%
Other expenses, net	768	0.1%	2,131	0.4%	(1,363)	64.0%
Income before income taxes	34,547	6.0%	16,133	3.1%	18,414	114.1%
Income tax benefit	(12,255)	(2.1)%	(61,150)	(11.6)%	48,895	80.0%
Net income	46,802	8.1%	77,283	14.7%	(30,481)	(39.4)%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(14,921)	(2.6)%	(3,245)	(0.6)%	(11,676)	(359.8)%
Net income attributable to common shareholders	$31,881	5.5%	$74,038	14.1%	$(42,157)	(56.9)%
Our results of operations for the three months ended September 30, 2026 are due to the following:
•Revenues: total revenues for the three months ended September 30, 2026 increased over 2025 primarily due to a $36.1 million, or 9%, increase in our project revenues, primarily in our U.S. Federal segment and partially offset by a decrease in North America. The change in project revenues is attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects. The increase in revenues is also in part attributed to a $12.8 million, or 21% increase in energy asset revenue resulting from the growth of our operating asset portfolio and a $6.2 million, or 20%, increase in operations and maintenance revenue due to continued additions of new long-term contracts.
•Cost of Revenues and Gross Profit: the increase in cost of revenues is primarily due to the increase in project revenues described above and higher costs from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues increased primarily in our project revenues, due to a more favorable mix of higher-margin projects, as well as in our operations and maintenance business, due to the benefit of annual price increases on relatively stable costs on certain operations and maintenance contracts.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the three months ended September 30, 2026 increased from 2025 primarily due to an increase in payroll and benefit costs of $2.8 million and professional fees of $1.3 million from increased legal costs.
•Interest Expense and Interest Income, Net: increased $3.9 million primarily due to increases in the amount of energy asset financings and corporate debt outstanding.
•Other Expenses (Income), Net: Other expenses (income), net for the three months ended September 30, 2026 is lower than 2025 primarily due to the impact of the change in derivatives from a loss of $0.8 million to a gain on derivatives of $0.6 million, as well as a reduction in other expenses of $1.2 million primarily due to lower discount expense associated with certain project arrangements in Europe. These decreases were offset in part by a decrease in foreign currency transaction losses of $1.2 million in the three months ended September 30, 2026 compared to the same period last year.
•Income Tax (Benefit) Expense: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. The lower effective tax rate benefit for the three months ended September 30, 2026 is primarily due to lower investment tax credits expected on energy assets placed in service during 2026 compared to 2025 and the effect of the accounting method change related to investment tax credits placed in service during 2025, as more fully explained in Note 2 “Summary of Significant Accounting Policies”. Management continues to evaluate the market conditions for opportunities to monetize investment tax credits on favorable terms.
•Net Income and Earnings Per Share: Net income decreased due to the reasons described above as well as the increase in gains attributable to non-controlling interest and redeemable non-controlling interest of $11.7 million for the three months ended September 30, 2026 compared to the same period in 2025. Basic and diluted earnings per share for the three months ended September 30, 2026 was $0.60 and $0.59 respectively, a decrease of $0.80 per share for both basic and diluted compared to the same period of 2025.

	Nine Months Ended September 30,
	2026		2025		Year-Over-Year Change
(In Thousands)	Amount	% of Revenues	Amount, As Adjusted	% of Revenues	Dollar Change	% Change
Revenues	$1,497,239	100.0%	$1,351,100	100.0%	$146,139	10.8%
Cost of revenues	1,246,517	83.3%	1,147,582	84.9%	98,935	8.6%
Gross profit	250,722	16.7%	203,518	15.1%	47,204	23.2%
Earnings from unconsolidated entities	743	—%	1,804	0.1%	(1,061)	(58.8)%
Selling, general and administrative expenses	141,463	9.4%	127,593	9.4%	13,870	10.9%
Operating income	110,002	7.3%	77,729	5.8%	32,273	41.5%
Interest expense and interest income, net	77,529	5.2%	63,249	4.7%	14,280	22.6%
Other expenses (income), net	1,103	0.1%	(5,795)	(0.4)%	6,898	119.0%
Income before income taxes	31,370	2.1%	20,275	1.5%	11,095	54.7%
Income tax benefit	(16,400)	(1.1)%	(78,078)	(5.8)%	(61,678)	(79.0)%
Net income	47,770	3.2%	98,353	7.3%	(50,583)	(51.4)%
Net income attributable to non-controlling interests and redeemable non-controlling interests	(28,884)	(1.9)%	(5,650)	(0.4)%	(23,234)	(411.2)%
Net income attributable to common shareholders	$18,886	1.3%	$92,703	6.9%	$(73,817)	(79.6)%
Our results of operations for the nine months ended September 30, 2026 are due to the following:
•Revenues: total revenues for the nine months ended September 30, 2026 increased over 2025 primarily due to a $97.9 million, or 10%, increase in our project revenues due to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects attributed primarily our U.S. Federal and Europe segments, offset in part by our North America segment, as well as the impact of the 2025 reversal of previously recognized revenue on a Federal solar photovoltaic energy project when it was determined that the closing of the sale was not probable. The increase is also attributed to a $29.9 million, or 16% increase and energy asset revenue resulting from the growth of our operating asset portfolio and a $19.8 million, or 24% in operations and maintenance revenue due to continued additions of new long-term contracts.
•Cost of Revenues and Gross Profit: the increased cost of revenues is primarily due to the increase in project revenues described above and higher depreciation expenses from the continued growth in our operating assets portfolio. Gross profit as a percentage of revenues increased primarily in our project revenues, due to a more favorable mix of higher-margin projects, as well as growth in our operations and maintenance business due in part to higher margins on operations and maintenance projects due to the benefit of annual price increases on relatively stable costs on certain operations and maintenance contracts.
•Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the nine months ended September 30, 2026 increased from 2025 primarily due to increases in payroll and related benefits of $7.3 million, increases in professional fees of $4.4 million due to increased legal costs.
•Interest Expense and Interest Income, Net: increased $14.3 million primarily due to increases in the amount of energy asset financings and corporate debt outstanding.
•Other Expenses (Income), Net: Other expenses (income), net for the nine months ended September 30, 2026 increased over 2025 primarily due to loss from foreign currency transactions of $2.4 million compared to gains of $4.2 million in the same period last year.

•Income Tax Benefit: the benefit for income taxes is based on various rates set by federal, state, provincial and local authorities and is affected by differences between financial accounting and tax reporting requirements. The lower effective tax rate benefit for the nine months ended September 30, 2026 is primarily due to lower investment tax credits expected on energy assets placed in service during 2026 compared to 2025 and the effect of the accounting method change related to investment tax credits placed in service during 2025, as more fully explained in Note 2 “Summary of Significant Accounting Policies”.
•Net Income and Earnings Per Share: Net income decreased due to the reasons described above as well as the increase in gains attributable to non-controlling interest and redeemable non-controlling interest of $23.2 million. Basic and diluted loss per share for the nine months ended September 30, 2026 was $0.36 and $0.35 respectively, a decrease of $1.40 and $1.39 compared to the earnings per share in the same period of 2025.

Business Segment Analysis
Our reportable segments for the three and nine months ended September 30, 2026 are North America Regions, U.S. Federal, Europe, Renewable Fuels, and All Other. These segments do not include results of other activities, such as corporate operating expenses not specifically allocated to the segments. See Note 17 “Business Segment Information” for additional information about our segments.
All financial result comparisons made below relate to the three and nine-month period and are against the same prior year period unless otherwise noted.
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
North America Regions	$225,306	$237,600	$(12,294)	(5.2)%	$588,440	$627,045	$(38,605)	(6.2)%
U.S. Federal	153,285	89,508	63,777	71.3%	301,176	174,399	126,777	72.7%
Renewable Fuels	45,703	37,674	8,029	21.3%	139,197	118,668	20,529	17.3%
Europe	139,786	144,234	(4,448)	(3.1)%	422,774	382,775	39,999	10.4%
All Other	16,235	16,971	(736)	(4.3)%	45,652	48,213	(2,561)	(5.3)%
Total revenues	$580,315	$525,987	$54,328	10.3%	$1,497,239	$1,351,100	$146,139	10.8%
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
•U.S. Federal: the increase in revenue during the three and nine months ended September 30, 2026 is primarily due to increased project revenue attributed to the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects as well as increased operations and maintenance revenue attributed to continued additions of new long-term contracts and increased energy asset revenue resulting from the growth of our operating asset portfolio. The increase in revenue during the nine months ended September 30, 2026 is also due to the impact in 2025 of the reversal of previously recognized revenue on a solar photovoltaic energy project that was determined that the closing of the sale was not probable.
•Renewable Fuels: the increase in revenue is primarily due to increased energy assets revenue resulting from the continued growth of our operating asset portfolio. For the nine months ended September 30, 2026 the increase in revenue is also attributed to sales of certain environmental credits earned and an increase in project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs.
•Europe: the revenue decrease during the three months ended September 30, 2026 is primarily due to lower project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects. The increase in revenue during the nine months ended September 30, 2026 is primarily due to higher project revenues resulting from the timing of revenue recognized based upon costs incurred to date relative to total expected costs on active projects primarily in the UK as well as under our joint ventures in Greece and Romania compared to the prior period.
•All Other: All other revenues decreased year-over-year primarily due to lower sales in our integrated PV line of business.

Income (loss) before Taxes and Unallocated Corporate Activity

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
		As Adjusted				As Adjusted
North America Regions	$23,932	$24,129	$(197)	(0.8)%	$42,014	$51,985	$(9,971)	(19.2)%
U.S. Federal	26,498	12,573	13,925	110.8%	39,540	20,584	18,956	92.1%
Renewable Fuels	(5,255)	(216)	(5,039)	(2,332.9)%	(12,565)	(5,154)	(7,411)	(143.8)%
Europe	15,176	3,544	11,632	328.2%	38,991	13,961	25,030	179.3%
All Other	1,798	1,686	112	6.6%	3,925	5,224	(1,299)	(24.9)%
Unallocated corporate activity	(27,602)	(25,583)	(2,019)	(7.9)%	(80,535)	(66,325)	(14,210)	(21.4)%
Income before taxes	$34,547	$16,133	$18,414	114.1%	$31,370	$20,275	$11,095	54.7%
•North America Regions: the decrease is primarily due to higher operating expenses, attributed to increases in payroll and related benefits as well as higher legal costs, and increased unrealized losses from derivatives in 2026, partially offset by higher gross profit partially due to energy asset revenue discussed above and partially due to the change in the estimated useful lives of certain energy assets from twenty to thirty years as more fully described in Note 6 “Energy Assets, Net”.
•U.S. Federal: the increase is primarily due to higher gross profit on project revenue as well as the benefit of annual price increases on relatively stable costs for certain operations and maintenance contracts, and an increase in unrealized gains from derivatives, partially offset by increased operating expenses from legal costs compared to the prior period.
•Renewable Fuels: The increase in loss is primarily due to lower gross margins attributed to energy asset production delays primarily due to weather impacts in the first quarter of the year, increased depreciation expense due to growth in our operating portfolio, and higher interest expenses. For the nine months ended September 30, 2026 there was a partially offsetting increase to income before taxes due to higher production tax credits earned.
•Europe: the increase is primarily due to higher gross profit and gross profit as a percentage of revenue attributed to a more favorable mix of project margins. For the nine months ended September 30, 2026, the increase is also due to an increase in revenue noted above.
•All Other: the decrease is primarily due to the decreased revenues noted above.
•Unallocated corporate activity includes all corporate level selling, general and administrative expenses and other expenses not allocated to the segments. We do not allocate any indirect expenses to the segments. Corporate expenses increased primarily due to higher net interest expense and foreign currency transaction losses this year versus gains last year, increases in payroll and related benefits, higher insurance costs in 2026 and an additional gain of $1.4 million recognized in 2025 from the sale of an energy technology and advisory services company late in 2024.
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
We expect to incur additional expenditures in connection with the following activities:
•equity investments, project asset acquisitions, and business acquisitions that we may fund from time to time
•capital investment in current and future energy assets
•material, equipment, and other expenditures for large projects
We regularly monitor and assess our ability to meet funding requirements. We believe that cash and cash equivalents, working capital and availability under our revolving senior secured credit facility, combined with our right (subject to lender consent) to increase our revolving credit facility by $100.0 million, plus develop and sell asset transactions, sales of tax attributes, and our general access to credit and equity markets, will be sufficient to fund our operations through at least November 2027 and thereafter.
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
Of the $400.0 million cash commitment from HASI related to the new joint venture, Neogenyx Fuels LLC, which closed on May 12, 2026, (i) $233.8 million was paid to Ameresco at closing, of which $57.9 million, was used to pay existing project-level debt and approximately $5.4 million was used to pay fees, and (ii) a portion of the remaining $166.2 million was contributed to the joint venture at closing. The remainder thereof will be contributed over a period of time to fund the joint venture, which funds are being used for strategic opportunities, working capital, and deleveraging throughout the year. See Neogenyx Fuels transaction in Key Factors and Trends above for further details.
Senior Secured Corporate Credit Facility
On January 23, 2025, we refinanced our term loan and revolving credit facility by entering into a sixth amended and restated senior secured credit agreement (“Restated Credit Agreement”) with the group of lenders thereto. The interest rate for borrowings is based on, at our option, either the Base Rate plus a margin of 0.75% to 1.75%, depending on our core leverage ratio; or the Term SOFR plus a margin of 1.75% to 2.75%, depending on our core leverage ratio. A commitment fee of between 0.25% and 0.375%, depending on our core leverage ratio, is payable quarterly on the undrawn portion of the revolver. At closing we paid $2.3 million in lenders fees and debt issuance costs. Proceeds from this agreement in the amount of $180.0 million and $13.0 million were used to pay the balance of our revolving credit facility and the outstanding portion of the senior secured term loan, respectively, at closing. As of September 30, 2026, the interest rates were 6.43% and 6.33% per annum for the term loan and revolving credit facility, respectively.
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
As of September 30, 2026, the balance on the senior secured term loans was $135.1 million, the balance on the senior secured revolving credit facility was $150.0 million, and we had funds available of $53.7 million.
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
On May 27, 2025 we entered into an omnibus amendment to our October 2022, Financing Facility as part of a tax credit transfer agreement for investment tax credits. The amendment required a $7.0 million principal payment, which was made during the three months ended June 30, 2025. On September 26, 2025 we entered into an amendment to modify the May 27, 2025 omnibus amendment. This amendment included advances of $25.5 million related to an expansion project and $15.7 million related to a true-up payment in connection to the removal of an IRR residual income requirement. The interest rate is now fixed at 8.75% and the maturity date changed from August 31, 2039 to September 26, 2040. On February 3, 2026, we entered into an omnibus amendment as part of moving two projects out of a construction credit facility and under this facility. The transaction added $99.9 million to the facility for the two projects, of which $97.8 million was used to pay off the projects under the construction facility. No other terms were changed with this amendment. At September 30, 2026, $434.4 million was outstanding under this facility, net of unamortized debt discount and issuance costs.
During the nine months ended September 30, 2026, we entered into an amendment to extend our June 2020, Construction Credit Facility, and the current maturity date is March 31, 2027. As of September 30, 2026, $16.6 million was outstanding under this facility and $83.4 million was available for borrowing.
On June 30, 2026, we entered into an amendment to extend the accordion exercise period through July 15, 2026 and decrease the accordion option from $100 million to $50 million and the aggregate commitment under the agreement from $500 million to $450 million. On June 30, 2026, we exercised the accordion option, increasing the borrowing capacity from $400 million to $450 million.
On August 6, 2026, a joinder agreement was executed with reference to the note purchase and private shelf agreement, dated April 30, 2025, and new notes (Series D) were issued with proceeds of $30.6 million, net of original issue discounts, with a maturity date of December 31, 2046. The notes bear interest at a fixed rate of 6.72% per annum and the interest is payable quarterly and commenced August 6, 2026.
Other Financing Facilities and Financing Leases
During the nine months ended September 30, 2026, we sold and leased back three energy assets for $9.3 million in cash proceeds under our August 2018 Master Sale-leaseback. During the nine months ended September 30, 2026, we entered into an amended and restated participation agreement which extended the participation date from March 31, 2026 to March 31, 2027. During the nine months ended September 30, 2026, we were in default of certain lien provisions of this agreement. In June 2026, we received waiver of these defaults which are valid until December 2026.
Federal ESPC Liabilities
We have arrangements with certain third-parties to provide advances to us during the construction or installation of projects for certain customers, typically federal governmental entities, in exchange for our assignment to the lenders of our rights to the long-term receivables arising from the ESPCs related to such projects. These financings totaled $531.9 million as of September 30, 2026. Under the terms of these financing arrangements, we are required to complete the construction or installation of the project in accordance with the contract with our customer, and the liability remains on our condensed consolidated balance sheets until the completed project is accepted by the customer.
We are the primary obligor for financing received, but only until final acceptance of the work by the customer. At this point recourse to us ceases and the ESPC receivables are transferred to the investor. The transfers of receivables under these agreements do not qualify for sales accounting until final customer acceptance of the work, so the advances from the investors are not classified as operating cash flows. Cash draws that we received under these ESPC agreements were $60.7 million during the nine months ended September 30, 2026, and are recorded as financing cash inflows. The use of the cash received under these arrangements is to pay project costs classified as operating cash flows and totaled $39.8 million during the nine months ended September 30, 2026. Due to the manner in which the ESPC contracts with the third-party investors are structured, our reported operating cash flows are materially impacted by the fact that operating cash flows only reflect the ESPC contract expenditure outflows and do not reflect any inflows from the corresponding contract revenues. Upon acceptance of the project by the federal customer the ESPC receivable and corresponding ESPC liability are removed from our condensed consolidated balance sheets as a non-cash settlement.

Other
We issue letters of credit and performance bonds, from time to time, with our third-party lenders, to provide collateral.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(In Thousands)	2026	2025	$ Change
		As Adjusted
Cash flows from operating activities	$(60,251)	$33,323	$(93,574)
Cash flows from investing activities	(358,693)	(329,070)	(29,623)
Cash flows from financing activities	474,244	310,972	163,272
Effect of exchange rate changes on cash	(906)	1,993	(2,899)
Total net cash flows	$54,394	$17,218	$37,176
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
Cash Flows from Operating Activities
Our cash flows from operating activities during the nine months ended September 30, 2026 decreased over the same period last year primarily due to increases in cash outflows of $143.1 million in unbilled revenue, $6.5 million in deferred revenue, and $38.4 million in accounts receivable, offset by increases in cash inflows of $24.6 million in accounts payable, accrued expenses and other current liabilities due to the timing of payments related to project activity compared to the prior year period and $47.2 million in prepaid expenses. Cash flows from operating activities were also impacted by the change in accounting method for ITCs as described in Note 2 “Summary of Significant Accounting Policies” with a decrease in cash inflows for proceeds from sale of ITCs. Under the prior accounting method, proceeds from sale of ITCs was classified as an investing activity and under the new accounting method, it is classified as an operating activity.
Cash Flows from Investing Activities
During the nine months ended September 30, 2026 we made capital investments of $334.9 million in new energy assets and $20.2 million in major maintenance of energy assets compared to $283.4 million and $16.6 million, respectively, in 2025.
We currently plan to invest approximately $75 million to $100 million in additional capital expenditures during the remainder of 2026, principally for the construction or acquisition of new renewable energy plants, the majority of which we expect to fund with project finance debt and tax transfers. We expect that approximately $50 million of that total will be incurred by the Neogenyx Fuels joint venture and funded by HASI’s capital commitments as well as project finance debt and tax transfers.
Cash Flows from Financing Activities
Our primary sources of financing for the nine months ended September 30, 2026 were proceeds from energy asset financings of $347.4 million, contributions from non-controlling interests related to the Neogenyx Fuels joint venture of $294.4 million, including an additional $66.0 million in the third quarter of 2026, proceeds from long-term corporate debt financings of $45.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $60.1 million, partially offset by payments on long-term debt and debt fees of $270.3 million including approximately $58.0 million of project financing debt repaid in connections with the Neogenyx Fuels joint venture transaction.
Our primary sources of financing for the nine months ended September 30, 2025 were proceeds from energy asset financings of $367.3 million, proceeds from long-term corporate debt financings of $100.0 million, net proceeds received from Federal ESPC projects and energy asset receivable financing arrangements of $81.6 million, contributions from a non-controlling interest of $4.7 million, partially offset by payments on long-term debt and debt fees of $216.6 million and net payments on our senior secured revolving credit facility of $25.0 million.

We currently plan additional project financings of approximately $50 million to $75 million during the remainder of 2026 to fund the construction or the acquisition of new renewable energy plants as discussed above, including amounts we plan to raise for energy assets in the Neogenyx Fuels joint venture.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, there have been no significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures as described in Item 7A to our 2025 Form 10-K.
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
We did not repurchase any shares of our common stock under our stock repurchase program authorized by the Board of Directors on April 27, 2016 (the “Repurchase Program”) during the three months ended September 30, 2026. Under the Repurchase Program, we are authorized to repurchase up to $17.6 million of our Class A common stock. As of September 30, 2026, there were shares having a dollar value of approximately $5.7 million that may yet be purchased under the Repurchase Program.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our Class A common stock adopted or terminated by our directors and officers during the quarter ended September 30, 2026, that are either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K)):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Nickolas Stavropoulos, Director	Adoption (August 11, 2026)	Rule 10b5-1 Trading Plan	Sale	Until May 01, 2027 or such earlier date upon which all transactions are completed or expire without execution	44,000
Jennifer Miller, Director	Termination (August 28, 2026)	Rule 10b5-1 Trading Plan	Sale	(1)	(1)
Jennifer Miller, Director	Adoption (September 2, 2026)	Rule 10b5-1 Trading Plan	Sale	Until May 31, 2027 or such earlier date upon which all transactions are completed or expire without execution	50,000
(1) As previously disclosed, this trading plan related to 50,000 shares of our Class A Common Stock and had a scheduled expiration of May 31, 2027.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
18.1*	Preferability Letter of Independent Registered Public Accounting Firm
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following condensed consolidated financial statements from Ameresco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERESCO, INC.
Date:	November 9, 2026	By:	/s/ Julie Bradshaw
Julie Bradshaw
Interim Principal Financial Officer and Vice President, Finance (duly authorized and principal financial officer)